Form 10-K
period 1995-02-28
STANDARD MICROSYSTEMS CORP
filed 1995-05-30
CIK 93384

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                  For the Fiscal Year Ended February 28, 1995
                                       OR
             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                           COMMISSION FILE NO. 0-7422

                       STANDARD MICROSYSTEMS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                         11-2234952
        (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

     80 Arkay Drive, Hauppauge, New York                     11788
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                                  (516) 435-6000
              (REGISTRANTIS TELEPHONE NUMBER, INCLUDING AREA CODE )


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                       Name of each Exchange on
    Title of each Class                                      which registered
          None


          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.10 PAR VALUE

                            (TITLE OF CLASS)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES (Check Mark) NO ___


    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANTIS KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ( )


    AS OF APRIL 28, 1995, 13,220,953 SHARES OF THE REGISTRANTIS COMMON STOCK WERE OUTSTANDING AND THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $245,380,000.


DOCUMENTS INCORPORATED REFERENCE

    THE DOCUMENTS INCORPORATED BY REFERENCE INTO THIS FORM 10-K AND THE PARTS HEREOF INTO WHICH SUCH DOCUMENTS ARE INCORPORATED ARE LISTED BELOW:

                      DOCUMENT                               PART
THOSE PORTIONS OF THE REGISTRANT'S 1995 ANNUAL REPORT TO
SHAREHOLDERS (THE "ANNUAL REPORT") WHICH ARE SPECIFICALLY
IDENTIFIED HEREIN AS INCORPORATED BY REFERENCE INTO THIS
FORM 10-K.                                                    II

THOSE PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE
REGISTRANT'S 1995 ANNUAL MEETING (THE "PROXY STATEMENT")
WHICH ARE SPECIFICALLY IDENTIFIED HEREIN AS INCORPORATED BY
REFERENCE INTO THIS FORM 10-K.                                III

                                     PART I
ITEM 1.  BUSINESS.

                                    GENERAL


    Standard Microsystems Corporation (the "Company", the "Registrant", or "SMC
(R) ") is a Delaware corporation, organized in 1971. As used herein, the term "Company" includes the Company's subsidiaries except where the context otherwise requires. The address of the principal executive office of the Company is 80 Arkay Drive, Hauppauge, New York 11788, and its telephone number at that address is 516-435-6000. Through SMC Massachusetts Inc., a wholly-owned subsidiary, SMC develops internetworking products. Toyo Microsystems Corporation, a majority owned subsidiary located in Tokyo, Japan, markets and sells SMC products in Japan. Through wholly owned subsidiaries listed below, SMC operates branch offices to market and sell its products in the following locations:



            Subsidiary                               Location
SMC Australia, Inc.                           Sydney, Australia
Standard Microsystems Corporation (Canada)    Oakville, Ontario, Canada
Standard Microsystems (Europe) Ltd.           London, England
SMC France, Inc.                              St. Germain-en-Laye, France
Standard Microsystems GmbH                    Munich, Germany
SMC Sales, Inc.                               Various States
Standard Microsystems Corporation (Asia)      Taipei, Taiwan
SMC Singapore                                 Singapore
SMC South Africa                              Johannesburg, South Africa


                        BUSINESS AND PRODUCT DESCRIPTION

    Standard Microsystems conducts its operations primarily through two divisions, System Products and Component Products. The System Products Division designs, produces and markets products that allow personal computers (PCs) to be connected to local area networks (LANs) and products that connect LANs to each other. The Component Products Division designs, produces and markets metal-oxide-semiconductor/very-large-scale-integrated (MOS/VLSI) circuits mainly for PC input/output (I/O) control and computer and industrial network control

                      PERCENT OF REVENUES BY PRODUCT LINE


Fiscal year ended February:              1995          1994          1993
System products                          69.0%         82.2%        90.5%
Component products                       31.0%         17.8%         9.5%
Total                                   100.0%        100.0%       100.0%

          BUSINESS AND PRODUCT DESCRIPTION: SYSTEM PRODUCTS DIVISION

    SMC LAN products enable a personal computer to be connected to a network and permit LANs to be connected to each other. Connection to a LAN permits a personal computer user to send messages to and receive messages from other LAN users and share common resources such as printers, disk drives, files and programs. LANs offer individuals the advantages of working at their own PCs and, at the same time, provide an organization the benefits of connectivity and productivity by allowing multiple users to communicate and share resources. Internetworking, or connecting LANs to each other, allows users to communicate and share resources within a facility or over an entire enterprise instead of being confined to a workgroup or a department.


    SMC LAN products include network interface cards (adapters), wiring hubs, associated software and transceivers that operate over a variety of media including 10Base-T twisted pair, unshielded twisted pair, shielded twisted pair, coaxial, and optical fiber cabling. The Company provides LAN products for major protocols or technologies used for PC-based LANs: Ethernet, Fast Ethernet, Token Ring and ARCNET(R). LAN technologies combine hardware and software to control traffic signaling and message passage between PCs and peripheral devices. End users differentiate LAN technologies chiefly based upon speed and volume of data transmitted, installation procedures and equipment cost.


    SMC's modular platform, internetworking LAN switch product line integrates the functions of a bridge, a router and intelligent hubs in a single chassis. It operates over major LAN protocols: Ethernet, Token Ring and FDDI (Fiber Distributed Data Interface) and provides a high speed interface to campus networks. It is most often used as a collapsed backbone to connect LANs within a single facility. A new Ethernet switch is used in workgroups to accelerate the bandwidth by segmenting the network into smaller portions, each of which receives full network bandwidth.


    On March 1, 1994, the Division formed the Desktop Networks Business Unit and the Enterprise Networks Business Unit to focus on product development and marketing. Desktop Networks concentrates on adapter products, and Enterprise Networks concentrates on wiring hub and LAN switch product lines. Sales, manufacturing, technical customer support and marketing communications continue as centralized divisional functions serving both business units.


    NETWORK INTERFACE CARDS (ADAPTERS): Installed in a personal computer or workstation, an adapter is a printed circuit board which provides for connection to a LAN over telephone--unshielded twisted pair (UTP) or shielded twisted pair
(STP)--wire, coaxial or fiber optic cables. The Company's adapters permit connection to the communications links or buses internal to a PC. These buses, which allow for transmission of signals in a computer, are known as industry standard architecture (ISA), extended industry standard architecture (EISA), micro-channel architecture (MCA) and peripheral component interconnect (PCI). An adapter provides a connector for a cable which plugs into a wall outlet, much as a telephone cable connects to a wall outlet. SMC provides software for communicating over and diagnosing a network, installing an adapter and collecting data for managing a network for its Ethernet and Token Ring adapters.



TheEtherCard Elite Ultra(TM) line of 16-bit Ethernet adapters, shipped in July 1993, was SMC's first family of single chip-based Ethernet controller adapters.
 Based on SMC proprietary chips, a 32-bit EISA bus master version was shipped in February 1994. Bus mastering allows the adapter to transfer data between the network and workstation without intervention by the microprocessor in the workstation.

    Shipped in August 1994, and based on a more advanced single chip controller, the EtherEZ(TM) family of auto-configurable 16-bit Ethernet adapters supports Plug and Play (PnP) which allows a PC to discover an adapter.
 When installed in a PC not supporting PnP, the set up procedure is similar to but faster than that of Elite Ultra adapters.


Shipped in September 1994, the EtherPower(TM) family of auto-configurable Ethernet adapters is installed on the high speed, 32-bit PCI local bus.
Serving as a high-speed interface between the processor and the adapter, the PCI bus eliminates bottlenecks by bypassing the traditional I/O bus (like ISA), provides a wider data path and a faster data transfer rate.


Shipped in February 1995, the EtherPower 10/100(TM) PCI bus and Ether 10/100(TM) EISA bus auto-configurable Fast Ethernet adapters work with either 10BASE-T or 100BASE-T hubs. Both adapters feature connectors for UTP and STP cabling. The STP connection allows Token Ring users to switch to Fast Ethernet by changing adapters and hubs, leaving the cabling intact.


The TokenCard Elite(TM) line of adapters, shipped in October 1992, marked SMC's entry into the Token Ring market. Incorporating SMC's internally developed chip set allows for low cost production. Shipped in June 1994, a 32-bit EISA version uses the same bus master chip as on the Ethernet bus master adapter.


    WIRING HUBS: The cables, beginning at the adapter connector, are usually linked to a centrally located wiring hub. The hub passes along and boosts signals from one computer or port on a LAN to one or more other ports. Wiring hubs are called concentrators for Ethernet, multi-station access units (MAUs) for Token Ring and hubs for ARCNET. SMC hub products are best suited to workgroup or departmental sized LANs.


    In addition to the physical signaling function, intelligent hubs incorporate software which aids in managing a network. SMC produces both conventional and intelligent hubs and the software to support network management. SMC's Elite 3512 (TM)12-port Ethernet concentrator is upgradable to an intelligent concentrator by installing the Company's Network Management Module(TM). SMC's Elite 3812 stackable concentrator allows stacking 8 concentrators or 96 UTP ports or 112 total ports, all controlled by a single Network Management Module.


The new 6-member TigerHub(TM) family of unmanaged hubs of 3 to 12 ports is based on a proprietary, highly integrated circuit which controls up to 7 hub ports. SMC also introduced a Ring Management Module, that when added to the EliteStack(TM) stackable MAUs, provides industry compliant SNMP network management for Token Ring.


INTERNETWORKING PLATFORM: SMC's EliteSwitch(TM) model ES/1(TM) internetworking product is based on an 800 megabit per second (Mbps) backplane. The dual RISC (reduced instruction set computer) processor architecture of its Packet Processing Engine(TM) is capable of filtering and forwarding at the maximum packet rate of each of its ports. The chassis can house five modules, each with a RISC processor, and redundant power supplies. The modules and power supplies are hot swappable, enabling parts installation without interrupting the ES/1's operation.

    By varying the mix of modules, the ES/1 platform can be configured as: (i) a bridge or router to seamlessly interconnect LAN segments in a collapsed backbone environment; (ii) a bridge or router to connect LANs to enterprise networks; (iii) a bridge or router to connect clients and servers in a client-server network; (iv) an intelligent hub for Ethernet, Token-Ring, FDDI or any combination of the three; and (v) any combination of the above.


    The environments which best utilize the ES/1's attributes apply to interconnecting different types of LANs within a building or between buildings within close proximity, an environment known as INTRANETWORKING. In those environments, the customer can use the ES/1's high speed bridging and routing, the faculty to translate between LAN protocols, the support of popular IP and IPX (Novell) routing protocols and the ability to connect to high speed phone lines. The user can make these connections without incurring additional costs associated with routers, which usually incorporate software to connect computer resources over a wide area.


Shipped in November 1994, the TigerSwitch(TM) XE is an intelligent Ethernet LAN switch used to increase more bandwidth to a workgroup. A TigerSwitch may be connected to chassis or stackable hubs, workstations and servers, segmenting the network so that each attached entity receives a full 10 Mbps of bandwidth provided by Ethernet. TigerSwitches can be trunked together or to ES/1s, providing a large network of switched Ethernet ports.


    SUPPORT SOFTWARE: Supporting software that accompanies SMC's(TM) EliteSeries lines of SuperDisk(TM) Ethernet and Token Ring adapters is delivered on which contains: (i) drivers for popular network operating systems,
(ii) EZStart(TM) installation and test utility and (iii)

PC Agent/SNMP. SMC believes extensive software support, which is supplied without charge, distinguishes its line of adapters.




    A driver is software that enables network hardware to communicate over a LAN by providing the link between the network protocol and the network operating system. Suppliers of network operating systems regularly update their software, which requires SMC to regularly alter its drivers. SMC also updates drivers to improve performance over a network.


    Drivers are supplied for servers and workstations operating under network operating systems such as Novell(R) Netware(R) 2.x, Novell Netware 3.x, Novell Netware 4.x, Novell Netware Lite, Novell Netware for SAA, Microsoft(R) LANManager, IBM(R) LANServer, SCO or ISC UNIX, Artisoft LANtastic(R), Banyan(R) Vines(R) and the OSI consortium's GOSIP. SMC offers Driver Assurance, insuring that drivers which work on new EliteSeries adapters are compatible with prior generations. Installers also have the flexibility to choose either a fully software or hardware (jumper) configurable setup.


    With a Windows-like user interface in a DOS environment, EZStart (i) automatically configures a ADAPTER; (ii) loads the drivers of choice; (iii) diagnoses the ADAPTER and tests communications along the network and (iv) installs PC Agent/SNMP. EZStart's macro function records mouse clicks or keystrokes which can be saved and reused to automatically install a large number of adapters without installer intervention.


    PC Agent/SNMP uses Simple Network Management Protocol (SNMP), an industry-standard protocol which facilitates network management. PC Agent/SNMP gathers data about the status of a computer in which an adapter resides. On request, that data is passed along to an SNMP-based network management program. PC Agent/SNMP for Ethernet and Token-Ring allows SMC adapters to be polled for status data by SNMP compliant network management systems such as enterprise-wide packages offered by Hewlett-Packard, Sun Microsystems or Novell.


    SNMP agents are provided as software embedded in flash, read only memory with both SMC's intelligent concentrators and switching hub platform. The agents gather status data about the physical hardware on the segment of a LAN connected to that hub. The network management systems which utilize data gathered by PC Agent/SNMP also utilize data gathered by the hub based agents.



    SMC offers EliteView(TM), a family of SNMP-based software packages for managing workgroup, departmental or enterprise LANs. EliteView's capabilities have been regularly upgraded. Shipped in June 1994, EliteView 4.0 operates on a PC under a Windows environment and supports both Ethernet and Token Ring networks. Features that improve upon prior releases include the ability to:
(i) utilize dynamic data exchange (DDE) to share information with other DDE-based applications such as Microsoft's Excel spreadsheet; (ii) create an inventory and a logical road map; (iii) graphically display the devices that are IP, IPX and SNMP auto-discoverable; and (iv) draw and customize hierarchical views of various network levels. Release 4.1 supports the TigerSwitch. EliteView 4.0-ES gathers status data from ES/1 LAN switches, as well as from hub-based and PC-based agents.

    Several versions of EliteView operate under the UNIX operating system to monitor and manage the ES/1 internetworking platform. EliteView/OV runs under Hewlett-Packard OpenView network management system (NMS), allowing a network manager to monitor and manage the ES/1 along with all other network devices. Similarly, EliteView/NV runs under IBM NetView/6000 and EliteView/SN runs under SunConnect SunNet Manager. A user can click on an icon on the screen of these UNIX-based NMSs to access EliteView .


    SMC provides an out-of-band network management utility with SMC's intelligent MAUs. Out-of-band management allows the utility to monitor the network even when the network is unable to operate. SMC also offers network management for ARCNET installations.


    THE SMC UNITY FRAMEWORK: The System Products Division has developed a framework called SMC Unity to highlight the breadth of SMC's product portfolio for the LAN backbone, wiring closet and desktop. SMC Unity consists of three basic layers of functionality for a comprehensive, on-premises networking solution:


    The LAN Access layer provides intelligent Ethernet, Fast Ethernet and Token Ring adapters and unmanaged hubs and represents the intersection at which individual PC users access the network.

    The Bandwidth Acceleration layer utilizes SMC's TigerSwitch, connected to SMC's or others' stackable hubs, to segment and, thus, increase the capacity of a network without impacting a useris existing wiring, hubs and adapters.


    The Intranetworking layer depends upon the multi-technology ES/1 LAN switch to: (i) provide a high speed backbone; (ii) translate between Ethernet, Token Ring and FDDI protocols; (iii) accommodate emerging Fast Ethernet and ATM technologies and (iv) be reliable through redundancy, hot swappability and other measures.


    DESIGN CRITERIA: SMC's System Products Division designs and develops critical integrated circuit components that control the operation of its Ethernet and Token Ring network interface cards. The Company believes that this vertical integration provides an advantage in terms of control over costs, performance, quality and time-to-market, when compared to those competitors who buy critical integrated circuits from merchant semiconductor manufacturers. The single-chip 790UltraChip(TM) Ethernet controller is the key device on the EtherCard Elite Ultra family of 16-bit Ethernet adapters and on the 32-bit bus master version. A more advanced single-chip 795 Ethernet controller is the key device on the EtherEZ family of auto-configurable Plug and Play (PnP) 16-bit Ethernet adapters. The 571 EISA bus master chip is used on both the Ethernet and Token Ring EISA adapters.


    Chip and board designers, software developers and documentation personnel are able to focus on optimizing the performance of each product aided by the high level of functional integration obtainable within a single integrated circuit. SMC has also designed critical components for its hub and internetworking products. The 710 hub chip supports six 10Base-T Ethernet ports.


    BUSINESS AND PRODUCT DESCRIPTION: COMPONENT PRODUCTS DIVISION


    The Component Products Division designs, develops and manufactures very-large-scale-integrated (VLSI) circuitry. SMC maintains its SuperCell(TM) library of complex circuit functions which shortens the design cycle of VLSI circuits. Component products are focused on the personal computer input/output (PC I/O) and networking markets. During fiscal 1994 and 1995, the Division's revenues were primarily from PC I/O devices.


    SMC's PC I/O controllers consist of integrated circuits with a variety of levels of functional integration for control and interfacing of various peripheral and communications functions in a PC. Features include AT interfaces, digital data separation, vertical or horizontal recording, control of serial and parallel ports, interfaces with the game port and hard disk drive, and other functions for floppy disk control. ChiProtect(TM) circuitry prevents damage to the integrated circuit from inadvertent current overloads on the parallel port interface.


    PC I/O controllers introduced by SMC during fiscal 1993 and 1994 are known as super I/O devices. In a single package, these circuits combine many of the connectivity functions listed above that have become required features for PCs. SMC's super I/O class of devices are pin compatible, offering customers the flexibility to design one circuit board layout, modifying characteristics by inserting one or another of SMC's devices. Popular PC I/O devices support Enhanced Parallel Port (EPP) and Microsoft and Hewlett-Packard sponsored Extended Capabilities Port (ECP) protocols that provide very high speed communications through the parallel port between a PC and peripheral equipment.


    During fiscal 1995, SMC announced PC I/O devices with enhanced features including interfaces for infrared (IR) wireless communications, support of PnP and low electrical power usage for laptop and handheld PCs. SMC also announced and began to ship a class of PC I/O controllers known as ultra I/O. On a single chip, these devices add keyboard and mouse control, system clock generator and a real time clock to the super I/O level of functionality.


    Network circuits are sold to vendors of ARCNET, Ethernet and Fast Ethernet equipment. Versions of ARCNET devices have been developed which are optimized for use in the industrial control and transportation markets. In October 1993, the Division announced availability of a single-chip Ethernet controller with RAM (SCECR) on board. The device integrates an Ethernet controller, memory management, ISA bus interface, encoder and decoder, 10Base-T transceiver and AUI interface and memory. In April 1994, the division announced the FEAST (TM) chip, the first 100Base-T Fast Ethernet controller device available from a semiconductor supplier. It also supports 10Base-T on the same chip.


            BUSINESS AND PRODUCT DESCRIPTION: WARRANTY POLICY

    The Company's products are generally under warranty against defects in material and workmanship for periods of one year to the lifetime of a product. Estimated warranty costs are accrued when products are sold.


                            MARKETS AND COMPETITION


    Network products of the SYSTEM PRODUCTS DIVISION are used chiefly in conjunction with personal computers which are connected to local area networks. Integrated circuits of the COMPONENT PRODUCTS DIVISION are used primarily in personal computers.


    Competition is characterized by rapid technological change and significant unit price reductions which may not always correspond to a decrease in production costs. Product line differentiation may be determined by breadth, diversity, performance characteristics such as speed, quality and reliability and prices. Among the competitors, important distinctions are timeliness of shipments, depth of customer support and technical service. The principal methods SMC uses to compete include new products, servicing customers and reducing manufacturing costs. However, although past performance can be a guide, there is no assurance that the Company can continue to improve or maintain gross profit margins.


            MARKETS AND COMPETITION: SYSTEM PRODUCTS DIVISION


    The available worldwide market for the Company's LAN products is determined by the installed base of PCs, sales of new PCs and the portion of PCs connected to local area networks. SMC agrees with market forecasters who believe that the percentage of PCs connected to LANs has increased over recent years. Competitors include domestic and foreign manufacturers, many of whom possess substantially greater resources than SMC.


    SMC's Ethernet, Fast Ethernet, Token Ring and ARCNET adapters address over 90% of the available market for network interface cards in terms of units sold. The coverage statistics are based upon estimates of the worldwide adapter market for calendar 1994 made by market research firms. According to the market estimates, during 1994, about 23 million adapters were shipped for installation into personal computers. These market researchers estimate that in calendar 1993, 17 million adapters were shipped.

    The Desktop Networks Business Unit, which includes Ethernet, Fast Ethernet, Token Ring and ARCNET adapters, accounted for 79% of System Products Division revenues, or 54% of Company revenues, during fiscal 1995.


    SMC's line of conventional and intelligent wiring hubs is aimed principally at workgroup and departmental environments. As network management gains in importance in both workgroup and departmental-sized networks, SMC believes that hub products will become a larger portion of the System Products Division revenues.

    The LAN switch internetworking product line has benefited from the growing need to supply more bandwidth to networks and to build enterprise-wide networks by connecting LANs which utilize different protocols. The ES/1 is best applied to connecting LANs within a facility or in close proximity on a campus. SMC believes the power and flexibility provided by the platform's high-speed backplane, architecture and modularity offers a competitive advantage and lower initial and lifetime costs to customers. Utilizing much of the technology of the ES/1, the new TigerSwitch XE is aimed at accelerating bandwidth for workgroup LANs. SMC believes its power and flexibility offers a competitive advantage and lower initial and lifetime costs to customers.


    The Enterprise Networks Business Unit, which includes Ethernet, Token Ring and ARCNET wiring hubs and LAN switches, accounted for 21% of divisional revenues, or 15% of Company revenues, during fiscal 1995.


    Because many competitors sell products which perform similar functions, the System Products Division's strategy is to provide superior price/performance solutions for the PC LAN market, along with the highest level of customer support, technical service and software. SMC has combined its comprehensive product line and services into the SMC Unity framework for on-premises networking solutions. Market share for each participant is based on a combination of price, performance, service, promotional and advertising activity and strength of the marketing channels.


    Competition is provided by domestic and foreign manufacturers in both the US and international markets. Some companies concentrate on aggressive pricing as the principal competitive tool. On the other hand, the leading manufacturers supplement price strategies with performance and service. In addition, shorter product life cycles have required acceleration of new product design cycles.


    The Company has been able to lower production costs through manufacturing efficiencies while advancing the technology and features of its products and passing along cost savings through reduced selling prices. In most cases, product improvements are derived from SMC's semiconductor and board design, production, testing and software capabilities. Most of the System Products Division's competitors lack the depth of SMC's semiconductor design capability and commitment. SMC believes its breadth and timeliness of driver support provides an advantage over most other adapter suppliers.


    MARKETS AND COMPETITION: COMPONENT PRODUCTS DIVISION


    The Division's strategy is to concentrate its product development, sales and marketing resources into the PC I/O and networking markets. These markets represent a small portion of the total semiconductor market. Competitors include both domestic and foreign manufacturers, many of whom possess substantially greater resources than SMC.

    Within the PC I/O market, SMC believes the variety of performance features and the design flexibility provided to customers has led to strong acceptance of its family of PC I/O devices and allowed SMC to become the market leader. The division has continually added devices with enhanced features. Principal customers for PC I/O devices are most major producers of PCs.


    The fiscal 1993, 1994 and 1995 introductions of 10 Mbps and 100 Mbps single chip Ethernet control devices placed the Component Products Division in a growing and very competitive market for PC LANs.


    A family of low cost industrial ARCNET controllers addresses industrial network solutions, characterized by long design-in cycles. Addressing specific customers, SMC's foundry business applies semiconductor fabrication skills to non-semiconductor products, including a device for ink jet printer heads.


                        SALES AND DISTRIBUTION


    SMC's system products are sold primarily to distributors of computer products as well as system integrators, original equipment manufacturers (OEMs) and end users. Component products are sold primarily to OEMs and also to distributors of semiconductor devices. The Company maintains a reserve for anticipated product returns and price protection.


    One customer, Ingram Micro D Inc., accounted for over 10% of revenues in fiscal 1995.


            SALES AND DISTRIBUTION: SYSTEM PRODUCTS DIVISION


    Standard Microsystems sells and markets most LAN products primarily through LAN and microcomputer distributors and OEM/strategic accounts. The distributors sell products to thousands of resellers who offer products to end users. The Division provides service and support and promotional programs to encourage resellers to buy SMC products from distributors.

    In accordance with industry practice, distributor inventory is protected with respect to price on inventories which the distributor may have on hand at the time of a change in the published list price, and with respect to the rotation of slow moving inventory in exchange for other inventory of equal value. Distributor contracts may be terminated by written notice by either party. The contracts specify the terms covering the return of inventories. Returns of product pursuant to termination of these agreements have not been material.


    LAN switches are sold chiefly to end users, value added resellers and OEM/strategic accounts who buy directly from SMC. Sales of Token Ring products frequently require direct end-user contact by SMC personnel although sales are fulfilled through the distributor channel. Because internetworking products impact a broad portion of a customer's network, they generally fall under the authority of an organization's information technology manager. As a result, during this past fiscal year, SMC has expanded its sales organization to also sell directly to end users.


        SALES AND DISTRIBUTION: COMPONENT PRODUCTS DIVISION


    Sales are primarily to OEMs and electronic component distributors. Producers of PCs are the Division's largest customer group. In accordance with industry practice, distributor inventory is protected with respect to price on inventories which the distributor may have on hand at the time of a change in the published list price. Also, in accordance with industry practice, slow moving inventory may be exchanged for other inventory of equal value. Distributor contracts may be terminated by written notice by either party. The contracts specify the terms for the return of inventories. Returns of product pursuant to termination of these agreements have not been material.


            SALES AND DISTRIBUTION: INTERNATIONAL SALES


    As a percentage of total revenues, the Company's sales to customers located outside the United States (mainly in Europe, the Far East and Canada) were 46.8% in fiscal 1995, 44.0% in fiscal 1994, and 43.9% in fiscal 1993. Export sales are made in United States dollars, except for sales by Toyo Microsystems, which are denominated in Japanese yen. SMC's competitive position in foreign markets may be impacted by currency fluctuations.


                                BACKLOG


    The Company schedules production based upon a forecast of demand for its products. Sales are made primarily pursuant to purchase orders generally requiring delivery within one month. In light of industry practice and experience, the Company believes that backlog is not a particularly meaningful indicator of future sales.

                                MANUFACTURING


    Products of the System Products Division are assembled by turnkey subcontractors at plants located in the United States and Ireland. Design and assembly of these products primarily utilize surface mount technology. SMC provides the subcontract manufacturer with detailed documentation necessary to build a board to required quality specifications. This documentation includes board schematics and drawings, bill of materials, quality specifications and packaging, handling and shipping details.


    The subcontract manufacturer is then responsible for component procurement, including printed circuit boards, incoming test of components, mounting all components on the printed circuit board and the burn-in and final testing of the boards. SMC requires that assembled boards be manufactured to Interconnecting and Packaging and Electronic Circuit (IPC) standards.


    SMC utilizes semiconductor foundries and assembly contractors in the US, Southeast Asia and Western Europe to provide state-of-the-art CMOS manufacturing and assembly capacity. These foundries manufacture most of the proprietary integrated circuits used in System Products Division products. During fiscal 1995, 92% of the revenues of the Component Products Division resulted from the sale of product manufactured by subcontractor foundries, compared to 88% in 1994. The Company continuously explores additional subcontract manufacturing relationships.


    In October 1994, SMC and AT&T Microelectronics entered into a cooperative wafer fabrication agreement for SMC to invest $16 million in wafer fabrication equipment for a semiconductor plant owned by AT&T Microelectronics, located in Madrid, Spain. This investment provides SMC with wafers from a facility capable of producing device geometries of 0.9 to 0.45 microns (millionths of a meter). SMC will receive wafers over a five year period beginning near the end of fiscal 1996 when SMC is expected to first receive wafers.


    In the first quarter of fiscal 1996, SMC purchased a minority equity interest in Singapore-based Chartered Semiconductor Pte Ltd. for approximately $14 million. An additional $6.0 million will be invested in early fiscal 1997. This transaction provides SMC with wafers from an advanced facility being built that will be capable of producing device geometries of 0.6 to 0.2 microns. SMC will receive wafers over a ten year period beginning near the end of fiscal 1996 when SMC is expected to first receive wafers.


    The Company has developed relationships with several suppliers who represent the primary source for certain components, raw material and finished product. Most components and other materials purchased by SMC and its subcontractors are generally available from multiple suppliers. However, certain components and other materials are available from a single source. The inability to obtain certain components or materials could lead to an interruption in shipments of certain SMC products. SMC and its subcontract assemblers have generally been able to obtain both sole and multiple-sourced materials without interrupting production schedules. However, the inability to obtain certain components, materials or finished products from a supplier or subcontractor could cause a temporary interruption in the sale of the Company's products.


    High levels of production by PC manufacturers have led to an industry-wide shortage of silicon wafer fabrication capacity. As a result, SMC believes it was unable to produce all the integrated circuits it was capable of selling in fiscal 1995. Currently faced with limited subcontractor fabrication capacity, difficulty in securing additional capacity could impact revenue and profit growth in fiscal 1996 and beyond


                        RESEARCH AND DEVELOPMENT

    The technology involved in designing and manufacturing SMC's products is complex and is constantly being refined. Accordingly, the Company is committed to a program of research and development oriented toward improving and refining its existing capabilities and developing new techniques, designs and technologies for component and system products.


    During the fiscal year which ended February 28, 1995, SMC spent $28,286,000 on research and development, which equaled 7.5% of revenues. This compares with $23,963,000 or 7.4% of revenues spent during fiscal 1994 and $17,033,000 or 6.8% of revenues during fiscal 1993.


    Engineering groups within both the System Products and Component Products Divisions utilize semiconductor design techniques to minimize chip area and utilize advanced wafer processing and packaging methods. The goal is to obtain the best features, performance and reliability while minimizing integrated circuit manufacturing costs.


    NEW PRODUCTS: Key networking products introduced by the SYSTEM PRODUCTS DIVISION during fiscal 1995 included two lines of single-chip based Ethernet adapters and low cost unmanaged concentrators. Key internetworking products introduced included a workgroup Ethernet switch and Token Ring and fiber input/output modules (IOMs) for the ES/1. Software introduced supported routing protocols and network management based on the SNMP industry standard protocol.


    Key products introduced by the COMPONENT PRODUCTS DIVISION during fiscal 1995 included extensions to its PC I/O controller family and a single-chip Fast Ethernet controller.

                   PRODUCTS INITIALLY SHIPPED IN FISCAL 1995

ETHERNET PRODUCTS:

ETHEREZ (TM): 16-bit ISA PnP (auto-configurable) compliant adapters with 10Base-T connector, thin coax connector or a combination of 10Base-T and thin coax connectors, I/O or memory mapped


ETHERPOWER(TM): 32-bit PCI auto-configurable adapters with 10Base-T connector or a combination of 10Base-T and thin coax connectors, bus master


ETHERPOWER10/100(TM): 32-bit PCI auto-configurable adapters with 10Base-T and STP connectors, bus master, software selection of 10Base-T or 100Base-T

ETHER10/100(TM): 32-bit EISA auto configurable adapters with 10Base-T connectors, DMA burst mode access, software selection of 10Base-T or 100Base-T

ELITECARD(TM): PCMCIA credit-card-sized adapters with a 10Base-T or a combination of 10Base-T and thin coax connectors for laptop and portable computers

ETHERCARD ELITE ULTRA(TM): 16-bit ISA adapters with 10Base-T and AUI connectors or thin coax and AUI connectors

TIGERHUB(TM): Family of six unmanaged hubs configured: TP6 - 6 10Base-T ports, 1 AUI port; TP6B - 6 10Base-T ports, 1 BNC port; CX3 - 3 BNC ports, 1 AUI port; TP12 - 12 10Base-T ports, 1 AUI port, 1 BNC port, segmentable; CX6 - 6 BNC ports, 1 AUI port, 1 10Base-T port, segmentable; FL6 - 6 dual fiber ports, 1 AUI port, 1 BNC port, segmentable

TOKEN RING PRODUCTS:

TOKENCARD  ELITE  MASTER32(TM):  32-bit  EISA  adapter  with  10Base-T  and
thin   coax connectors, bus master


ELITESTACK RMM(TM): plug-in module with microprocessor and SNMP agent stored in flash PROM to allow up to 32 EliteStack stackable MAUs to be monitored by an SNMP-based NMS

LAN SWITCHING PRODUCTS:

QUAD TOKEN RING INPUT/OUTPUT MODULES (QTIOM): four port modules with connectors for twisted pair or coax cables; each IOM connects an ES/1 to four independent Token-Ring LANs and allows seamless connection to attached networks, including Ethernet and FDDI

INTELLIGENT FDDI INPUT/OUTPUT MODULE (IFIOM): dual attached fiber interface allowing an ES/1 to switch between multiple FDDI networks

HIGH-SPEED SERIAL INTERFACE INPUT/OUTPUT MODULE (HIOM): connection across public network to T3/E3 or Sonnet up to 52 Mbps or T1/E1 up to 10 Mbps

TIGERSWITCH(TM) XE: Ethernet store and forward switch with 24 RJ-45 ports, 1 AUI port and 1 RS-232C connection with 10 Mbps to each port for an aggregate of 240 Mbps of bandwidth

NETWORK MANAGEMENT SOFTWARE:

ELITEVIEW(TM) V4.0: Windows based NMS for managing networks with SMC hubs and adapters, supporting SNMP agents for SMC Ethernet and Token Ring adapters and hubs; V4.0-ES: also incorporates ES/1 support; also shipped V4.1 and V4.1-ES


ELITEVIEW(TM)    /NV,  /OV  and  /SN  SNAP-INS:  SNMP  applications  enabling management, control and monitoring of ES/1 from within UNIX based NMSs: /NV -
with IBM's   NetView;   /OV -   with   Hewlett-Packard's   OpenView;   /SN -
with SunConnect's SunNet Manager

NETWORK AND PC I/O CONTROLLERS:

SMC91C100: FEAST (Fast Ethernet using Advanced SMC Technology) dual speed 10 and 100Mbps controller, memory management and 32-bit data path

FDC37C665IR,..666IR: infrared communications for wireless data transfers between notebook PCs, personal digital assistants and desktop PCs, low power; super I/O features of 2.88 megabyte floppy disk control, serial port and parallel port control with chip protection and power down, EPP and ECP protocol support to interface with high speed peripherals

FDC37C667: ISA PnP compatible in addition to Super I/O features

FDC37C92X: adds keyboard controller and real time clock to features of 665IR to become ultra I/O class controller (X varies from 1 to 5, depending upon the BIOS [basic input/output system] supported)

FDC37C93X: adds PnP support to 92X features

SMC34C731: 486 core logic companion, buffers to drive ISA bus signals, memory refresh

SMC34C761: high voltage buffer including multiple line drivers and receivers, timers and dual game port interface, for use with SMC PC I/O devices

                        PATENTS AND LICENSE AGREEMENTS


    The Company has received numerous United States patents relating to its technologies and additional patent applications are pending.


    The Company has entered into non-exclusive patent licensing and patent/technology licensing agreements which have entitled the licensees to utilize the Company's patents or technologies, in exchange for which the Company has received, in various combinations, lump-sum payments, royalty payments, the right to utilize other patents or technologies of the licensees or other consideration, including the right to manufacture, market and sell specific products designed by the licensees. These agreements have typically provided for bi-directional licenses under certain patents, utility models and design patents, existing at the effective date of the particular agreement and patent applications filed within a specified period of years after the effective date of the agreement. The licenses usually continue for the life of the particular patent.

    The Company has, from time to time, been informed of claims that it may be infringing patents owned by others. When the Company deems it appropriate, the Company may seek licenses under certain of such patents. However, no assurance can be given that satisfactory license agreements will be obtained if sought by the Company or that failure to obtain any such licenses would not adversely affect the Company's future operations.


                        ENVIRONMENTAL REGULATION


    Federal, state and local regulations impose various controls on the discharge of certain chemicals and gases used in semiconductor processing. The Company's facilities have been designed to comply with these regulations. However, increasing public attention has focused on the environmental impact of electronics manufacturing operations and, accordingly, there is no assurance that future regulations will not impose significant costs on the Company.


                                EMPLOYEES


    As of February 28, 1995, of the Company's 861 employees, 202 were engaged in engineering, including research and development, 301 in marketing and sales, 161 in executive and administrative activities and 197 in manufacturing and manufacturing support. This compared to February 28, 1994, when, of the Companyis 755 employees, 182 were engaged in engineering, including research and development, 207 in marketing and sales, 148 in executive and administrative activities and 218 in manufacturing and manufacturing support.


    Many employees are highly skilled and SMC's success depends upon its ability to retain and attract such employees. The Company has never had a work stoppage. No employees are represented by a labor organization and the Company considers its employee relations to be satisfactory.


    SMC and Standard Microsystems are registered trademarks of Standard Microsystems Corporation. Product names and company names are the trademarks of their respective holders.

ITEM 2.  PROPERTIES.


    The Company owns five facilities, totaling approximately 249,000 square feet of plant and office space, located on approximately 28 acres in Hauppauge, New York, where research, development, manufacturing, product testing, warehousing, shipping, marketing, selling and administrative functions are conducted.


    The Company occupies a 50,000 square foot facility in Irvine, California, where the Desktop Networks Business Unit of SMC's System Products Division conducts research, development and marketing. The lease expires in 1997.


    The Company occupies a 61,000 square foot facility in Andover, Massachusetts, principally used by the Enterprise Networks Business Unit of SMC's System Products Division which conducts research, development and marketing. The lease expires in 2001.


    In addition, the Company maintains offices in leased facilities in: San Diego and San Jose, California; Boca Raton and Miami, Florida; Atlanta, Georgia; Oakbrook Terrace, Illinois; Beachwood and Dayton, Ohio; Austin and Dallas, Texas; McLean, Virginia; Bellevue, Washington; Sydney, Australia; Oakville, Ontario, Canada; London, England; St. Germain-en-Laye, France; Munich, Germany; Tokyo, Japan; Singapore; Johannesburg, South Africa and Taipei, Taiwan.


    Machinery and equipment and leasehold improvements with an original cost of approximately $108,372,000 and accumulated depreciation and amortization of approximately $73,465,000 are owned by the Company as of February 28, 1995.

ITEM 3.  LEGAL PROCEEDINGS. Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the registrant as of April 30, 1995, are as follows:


                                                                                SERVED AS AN
       NAME                  POSITION                                   AGE    OFFICER SINCE

Victor F. Trizzino        President and                                  54             1980
                          Chief Executive Officer

Paul Richman              Chairman                                       52             1971

Gerald E. Gollub          Executive Vice President                       52             1976

Arthur Sidorsky           Executive Vice President                       61             1980

Anthony M. D'Agostino     Vice President Finance                         37             1988
                          and Treasurer


All officers serve at the pleasure of the Board of Directors.

                            PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.


    The information captioned "Market price" and the last three paragraphs appearing in the Annual Report under the heading "Quarterly Financial Data" are incorporated herein by this reference. Except as specifically set forth herein and elsewhere in this Form 10-K, no information appearing in the Annual Report is incorporated by reference into this report nor is the Annual Report deemed to be filed, as part of this report or otherwise, pursuant to the Securities Exchange Act of 1934.


ITEM 6.  SELECTED FINANCIAL DATA.


    The information appearing in the Annual Report under the caption "Selected Financial Data" is incorporated herein by this reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


    The information appearing in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by this reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


    The financial statements, notes thereto, Report of Independent Public Accountants thereon and quarterly financial data appearing in the Annual Report are incorporated herein by this reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.


    Inapplicable.

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
    The information appearing in the Proxy Statement under the caption "Election of Directors" is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION.
    The information appearing in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT.

    The information appearing in the Proxy Statement under the captions "Election of Directors" and "Voting Securities of Certain
Beneficial Owners and Management" is incorporated herein by this reference.

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information appearing in the Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by this reference.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K.

(a)    1.   Financial Statements

           The following consolidated financial statements of the Company and its subsidiaries have been incorporated by reference from the Annual Report pursuant to Part II, Item 8:

           Consolidated Statements of Income for the three years ended February 28, 1995

           Consolidated Balance Sheets, February 28, 1995 and February 28, 1994

           Consolidated Statements of Shareholders' Equity for the three years ended February 28, 1995

           Consolidated Statements of Cash Flows for the three years ended February 28, 1995

           Notes to Consolidated Financial Statements

           Report of Independent Public Accountants

       2.  Financial Statement Schedules

           Report of Independent Public Accountants on Schedules

           Schedule II - Valuation and Qualifying Accounts for the three years ended February 28, 1995

       All other schedules are omitted because of the absence of conditions requiring them or because the required information is shown on the consolidated financial statements or the notes thereto.


       3. Exhibits, which are listed on the Exhibit Index, are filed as part of this report and such Exhibit Index is incorporated by reference. Exhibits 10(a) through 10(m) listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.


(b) No report on Form 8-K was filed during the last quarter of the period covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       STANDARD MICROSYSTEMS CORPORATION

                                  (Registrant)


                By S/ANTHONY M. D'AGOSTINO
                     ANTHONY M. D'AGOSTINO
                  Vice President Finance and Treasurer
               (Principal Financial and Accounting Officer)


Date:  May 25, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature and Title                Date


PAUL RICHMAN                       May 25, 1995

Paul Richman
Chairman and Director


VICTOR F. TRIZZINO                 May 25, 1995

Victor F. Trizzino
President, Chief Executive Officer
and Director (Principal Executive
Officer)

EVELYN BEREZIN                     May 25, 1995

Evelyn Berezin
Director

ROBERT  M. BRILL                   May 25, 1995

Robert  M. Brill
Director

PETER F. DICKS                     May 25, 1995

Peter F. Dicks
Director

HERMAN FIALKOV                     May 25, 1995

Herman Fialkov
Director

RAYMOND FRANKEL                    May 25, 1995

Raymond Frankel
Director

IVAN T. FRISCH                     May 25, 1995

Ivan T. Frisch
Director

                                                         Schedule II

           STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE THREE YEARS ENDED FEBRUARY 28, 1995


                                             Additions
                           Balance at        Charged to    Write-offs,     Balance at
Year Ended                 Beginning         Costs and      Net of           End
February 28, 1995          of Period         Expenses      Recoveries      of Period
Allowance for
  doubtful accounts       $1,001,000         $808,000      $(707,000)     $1,102,000

Year Ended
February 28, 1994

Allowance for
 doubtful accounts        $ 792,000         $399,000       $(190,000)     $1,001,000

Year Ended
February 28, 1993

Allowance for
 doubtful accounts        $ 504,000         $360,000       $ (72,000)     $ 792,000

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


To Standard Microsystems Corporation:
    We have audited in accordance with generally accepted auditing standards, the financial statements included in Standard Microsystems Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 29, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                    ARTHUR ANDERSEN LLP


Baltimore, Maryland
March 29, 1995

                              EXHIBIT INDEX


Incorporated By         Exhibit
Reference To:              No.      Exhibit

Exhibit 3(a) [9]        3.1         Restated Certificate of
                                    Incorporation

Exhibit 3(b) [8]        3.2         By-Laws as amended

Exhibit 1 [5]           3.3         Rights Agreement dated as of
                                    January 7, 1988 with Mellon
                                    Securities Trust Company
                                    as Rights Agent

Exhibit 3 [6]           3.4         Amendment No. 1 to Rights
                                    Agreement

    *                   10.1        Employment Agreement, dated
                                    as of March 1, 1995,
                                    with Paul Richman

Exhibit 10(b)[13]       10.2        Employment Agreement dated as
                                    of March 1, 1993,
                                    with Victor Trizzino

Exhibit 10(c)[13]       10.3        Employment Agreement, dated as
                                    of March 1, 1993,
                                    with Gerald E. Gollub

Exhibit 10(d)[13]       10.4        Employment Agreement dated as
                                    of March 1, 1993
                                    with Arthur Sidorsky

Registrant's Proxy      10.5        1984 Stock Option Plan for
Statement dated May                 Officers and Key Employees
16, 1984, Exhibit A

Exhibit 10(g) [4]       10.6        Amendment to 1984 Stock Option
                                    Plan for Officers and
                                    Key Employees

Registrant's Proxy      10.7        1986 Stock Option Plan for
Statement dated May                 Officers and Key Employees
22, 1986, Exhibit A

Exhibit 10(i) [4]       10.8        Amendment to 1986 Stock Option
                                    Plan for Officers and
                                    Key Employees

Exhibit 10(m) [1]       10.9        Amendment to 1986 Stock Option
                                    Plan for Officers and
                                    Key Employees dated March
                                    29, 1990

Registrant's Proxy      10.10       1989 Stock Option Plan
Statement dated June
6, 1989, Exhibit A

Registrant's Proxy      10.11       1991 Restricted Stock
Statement dated July                Bonus Plan
17, 1991, Exhibit A

Registrant's Proxy      10.12       Director Stock Option
Statement dated May                 Plan
29, 1990, Exhibit A

Exhibit 10(m) [11]      10.13       Resolutions adopted February
                                    18, 1992 amending Director Stock
                                    Option Plan, 1991 Restricted Stock
                                    Bonus Plan, 1989 Stock Option Plan,
                                    1986 Stock Option Plan and
                                    1984 Stock Option Plan

    *                   10.14       Retirement Plan for Directors

Registrant's Proxy      10.15       1993 Stock Option Plan
Statement dated May                 for Officers and Key
25, 1993, Exhibit A                 Employees

Exhibit 10(x)[13]       10.16       Executive Retirement Plan

Registrant's Proxy      10.17       1994 Stock Option Plan
Statement dated May                 for Officers and Key
26, 1994, Exhibit A                 Employees

    *                   10.18       Resolutions adopted October
                                    31, 1994 amending the Retirement
                                    Plan for Directors and
                                    the Executive Retirement Plan


    *                   10.19       Resolutions adopted January 3,
                                    1995 amending the 1994, 1993, 1989,
                                    1986, and 1984 Stock Option and
                                    the 1991 Restricted Stock Plan

Exhibit 10.2 [2]        10.20       Patent and Trade Secrets
                                    Agreement, dated as of March 12,
                                    1983 with Paul Richman

Exhibit 10(r) [7]       10.21       Patent and Trade Secrets
                                    Agreement, dated as of March 1,
                                    1988 with Gerald Gollub

    *                   10.22       Consulting Agreement dated as
                                    of March 1, 1995 with
                                    Herman Fialkov

Exhibit 10(t) [7]        10.23      Form of Severance Pay
                                    Agreement (renewed
                                    annually through December 31,
                                    1995)

Exhibit 2(a) [10]       10.24       Agreement for Purchase and
                                    Sale of Assets between SMC
                                    and Western Digital Corporation,
                                    dated September 16, 1991, as amended

Exhibit 2(b) [10]       10.25       Technology Transfer Agreement
                                    between SMC and WDC dated as
                                    of September 27, 1991


Exhibit 2(c) [10]       10.26       Noncompetition Agreement
                                    between SMC and WDC dated as
                                    of September 27, 1991

     *                  10.27       Credit Agreement dated January
                                    13, 1995

Exhibit 2 [12]          10.28       Agreement and Plan of Merger
                                    Among SMC, SMC Massachusetts
                                    Inc., Sigma Network Systems Inc.,
                                    Ashraf M. Dahod and Kwabena
                                    D. Akufo dated December 8, 1992

   *                    13          Portions of Annual Report to
                                    Stockholders for year ended
                                    February 28, 1995 incorporated
                                    by reference

   *                    23          Consent of Arthur Andersen LLP

   *                    27          Financial Data Schedule

   *                    99          Form 11-K for year ended
                                    February 28, 1994 of
                                    registrant's Incentive Savings
                                    and Retirement Plan
_________________________
*  Filed herewith.

[1] Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1990.

[2]  Registrant's Quarterly Report on Form
10-Q for the quarter ended August 31, 1983.


[3] Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1985.

[4] Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1987.

[5] Registrant's Registration on Form 8-A dated January 11, 1988.

[6] Registrant's Amendment No. 2 on Form 8 dated April 14, 1988 to Registration on Form 8-A.

[7] Registrant's Annual Report on Form 10-K for fiscal year ended February 29, 1988.


[8]   Registrant's Annual Report on Form 10-K
for fiscal year ended February 28, 1989.


[9] Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1991.


[10] Registrant's Current Report on Form 8-K filed October 31, 1991.


[11] Registrant's Annual Report on Form 10-K for fiscal year ended February 29, 1992.

[12] Registrant's Current Report on Form 8-K filed January 13, 1993.

[13] Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1995.