Form 10-Q
period 1995-05-31
STANDARD MICROSYSTEMS CORP
filed 1995-07-17
CIK 93384

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                               FORM 10-Q



      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended May 31, 1995

                                   OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                     Commission file number 0-7422



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



     Registrant's telephone number, including area code: 516-273-3100


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reprts), and (2) has been subject to such filing requirements for the past 90 days.


                  Yes    ____X____         No   ________

    As of July 14, 1995 there were 13,321,423 shares of the registrant's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)


                                                          May 31,    February 28,
                                                           1995         1995
Assets

Current assets:
  Cash and cash equivalents                              $ 24,074     $ 29,478
  Accounts receivable, net of allowance for doubtful
    accounts of $1,129 and $1,102, respectively            45,734       75,826
  Inventories                                              61,301       45,789
  Deferred tax benefits                                     6,707        5,392
  Other current assets                                      5,412        6,291

       Total current assets                               143,228      162,776

Property, plant and equipment:
  Land                                                      3,832        3,832
  Buildings and improvements                               27,126       26,901
  Machinery and equipment                                  87,380       77,639

                                                          118,338      108,372
  Less:  accumulated depreciation                          76,002       73,464

       Property, plant and equipment, net                  42,336       34,908

Intangible assets                                          25,107       26,479
Long-term investment                                       13,990          -
Deferred tax benefits                                       1,846        1,795
Other assets                                                2,915        2,620

                                                         $229,422     $228,578

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                       $ 21,295     $ 24,193
  Accrued expenses and other liabilities                   13,389       15,527
  Income taxes payable                                         87        3,701

        Total current liabilities                          34,771       43,421

Long-term debt                                             10,000          -

Minority interest in subsidiary                            11,215       11,174

Shareholders' equity:
  Preferred stock, $.10 par value-
    Authorized 1,000,000 shares, none outstanding             -            -
  Common stock, $.10 par value-
    Authorized 30,000,000 shares,
    outstanding 13,301,000 and 13,222,000
    shares, respectively                                    1,330        1,322
  Additional paid-in capital                               78,062       77,319
  Retained earnings                                        85,615       88,616
  Unrealized gain on investment, net of tax                   863          718
  Foreign currency translation adjustment                   7,566        6,008

        Total shareholders' equity                        173,436      173,983

                                                         $229,422     $228,578

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)




                                                  Three Months Ended

                                                        May 31,

                                                   1995         1994

Revenues                                         $72,209      $80,020

Cost of goods sold                                43,814       44,665

Gross profit                                      28,395       35,355

Operating expenses:

  Research and development                         8,236       6,492
  Selling, general and administrative             23,505      18,147
  Amortization of intangible assets                1,372       1,372

                                                  33,113      26,011

Income (loss) from operations                     (4,718)      9,344

Other income (expense):

  Interest income                                    112         234
  Interest expense                                  (228)       (356)
  Other income (expense), net                        (45)       (238)

                                                    (161)       (360)

Income (loss) before minority interest and
  provision for income taxes                      (4,879)      8,984

Minority Interest in net income of subsidiary         41          39

Income (loss) before provision for income taxes   (4,920)      8,945

Provision for (benefit from) income taxes         (1,919)      3,587

Net income (loss)                                $(3,001)     $5,358


Net income (loss) per common and
  common equivalent share                        $ (0.22)     $ 0.41

Weighted average common and common
  equivalent shares outstanding                   13,460      13,156

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                            Three Months Ended

                                                                                  May 31,

                                                                             1995        1994

Cash flows from operating activities:
  Cash received from customers                                             $102,367    $ 89,349
  Cash paid to suppliers and employees                                      (91,555)    (82,239)
  Interest received                                                             112         229
  Interest paid                                                                (382)       (306)
  Income taxes paid                                                          (3,349)     (2,726)

    Net cash provided by operating activities                                 7,193       4,307

Cash flows from investing activities:
  Capital expenditures                                                      (10,121)     (2,216)
  Long-term investment                                                      (13,990)       -
  Other                                                                          28          36

    Net cash used for investing activities                                  (24,083)     (2,180)


Cash flows from financing activities:
  Proceeds from issuance of common stock                                        426         375
  Principal payments of long-term debt                                                     (750)
  Net borrowings under line of credit agreements                             10,000         252

    Net cash provided by (used for) financing activities                     10,426        (123)

Effect of foreign exchange rate changes on cash and cash equivalents          1,060          54

Net  increase (decrease) in cash and cash equivalents                        (5,404)      2,058

Cash and cash equivalents at beginning of period                             29,478      32,115


Cash and cash equivalents at end of period                                  $24,074     $34,173



Reconciliation of net income (loss)
to net cash provided by operating activities:

Net income (loss)                                                           $(3,001)    $ 5,358

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation and amortization                                               4,319       3,678
  Minority interest in net income of subsidiary                                  41          39
  Other adjustments, net                                                        179         379

  Changes in operating assets and liabilities:
    Accounts receivable                                                      30,159       9,317
    Inventories                                                             (15,309)     (7,337)
    Accounts payable and accrued expenses and other liabilities              (5,092)     (7,298)
    Other changes, net                                                       (4,103)        171

Net cash provided by operating activities                                   $ 7,193     $ 4,307

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The interim financial statements furnished reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the Company's financial position and results of operations for the three month period ended May 31, 1995. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended February 28, 1995.



2.  Inventories consist of the following (in thousands):

                       May 31, 1995    Feb. 28, 1995


          Raw Materials   $12,456         $11,547
          Work in Process  19,790          16,239
          Finished Goods   29,055          18,003

                          $61,301         $45,789

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth, as percentages of revenues, the items included in the Company's Consolidated Statements of Income for the three month periods ended May 31, 1995 and 1994:


Three Months Ended May 31,                       1995      1994

Revenues                                        100.0 %   100.0 %
Cost of goods sold                               60.7      55.8

Gross profit                                     39.3      44.2

Operating expenses
   Research and development                      11.4       8.1
   Selling, general and administrative           32.5      22.7
   Amortization of intangible assets              1.9       1.7

Total operating expenses                         45.8      32.5

Income (loss) from operations                    (6.5)     11.7

Other income (expense), net                      (0.2)     (0.5)

Income (loss) before minority interest and taxes (6.7)     11.2

Minority interest in net income of subsidiary     0.1          -

Income (loss) before provision for income taxes  (6.8)     11.2

Provision for (benefit from) income taxes        (2.6)      4.5

Net income (loss)                                (4.2)%     6.7 %


Revenues and Cost of Goods Sold

Revenues of $72.2 million for the three months ended May 31, 1995, were 10% lower than the $80.0 million recorded for the three months ended May
31, 1994.    Revenues from system products declined 32% to $40.3 million in the first quarter of fiscal 1996 from $59.2 million a year earlier. Component products revenue increased 53% to $31.9 million from $20.8 million for the same periods.

The decline in system products revenue resulted from a program to reduce excessive inventory levels at a number of the Company's major
distributors.   These inventories had increased during  fiscal 1995 as
distributors' shipments to resellers failed to achieve targeted levels.

The growth of component products revenues continues to be led by increased shipments of personal computer input/output integrated circuits. Despite an industry-wide shortage of manufacturing capacity, shipments and net operating profits grew substantially over year-earlier levels.

The Company's gross profit margin of 39.3% for the first quarter of fiscal 1996 declined from 44.2% in the year-earlier period. Costs associated with marketing programs designed to reduce inventory of networking products at distribution, as well as lower average selling prices on network interface cards, were the principal reasons for the lower margin.

Operating Expenses

The 27% increase in research and development expenses in the first quarter, compared to the year-earlier period, reflected personnel increases. Most of the increase was for the development of LAN switching and hub products.

Selling, general and administrative expenses increased 30% in the first quarter of fiscal 1996 from the year-earlier period. Most of the increase reflected selling and marketing expenses for LAN switching and hub products. In addition, the Company continues to expand its worldwide LAN sales force and support costs.

Other Income and Expenses

The decline in interest expense and other income (expense) in the first quarter of fiscal 1996, compared to a year earlier, reflected lower average borrowings and financing fees. A reduction in interest income reflected lower average cash balances.

Income Taxes

Income taxes for the first quarter were provided at the Company's expected effective income tax rate for fiscal 1996 of 39.0%. The prior
year's three month effective tax rate was 40.1%.   The reduction in the
first quarter tax rate for fiscal 1996 primarily reflects the benefit of an election, made in the fourth quarter of fiscal 1995, under section 197 of the Internal Revenue Code, allowing the deductibility of goodwill associated with the October 1991 acquisition of the LAN adapter business of Western Digital Corporation.

Liquidity and Capital Resources

Working capital was $108.5 million at May 31, 1995, compared to $119.4 million at February 28, 1995.

Accounts receivable at May 31, 1995, represented approximately 57 days sales outstanding, compared to 63 days a year earlier and 67 days at
February 28, 1995.   The improvement chiefly represents a more even
distribution of revenues during the quarter than in either the first or fourth quarters of fiscal 1995. Inventories increased to $61.3 million at May 31, 1995, from $45.8 million at February 28, 1995, mainly
reflecting lower than expected shipments for the first quarter.   Second
quarter production is being adjusted in an effort to reduce inventories.

Additions to property, plant and equipment were $10.1 million during the first quarter of fiscal 1996, compared to $2.2 million during the year-earlier period. The most significant capital expenditures were $2.3 million for a project to improve the Company's information systems, and $4.1 million pursuant to an agreement to purchase approximately $16 million of wafer manufacturing equipment for installation at an AT&T Microelectronics facility in Madrid, Spain.

In addition, a long-term investment of $14.0 million was made under a $20 million commitment to purchase a minority interest in Chartered Semiconductor Pte Ltd. of Singapore. These two investments are intended to provide SMC with a portion of its long-term requirements for integrated circuits, beginning near the end of fiscal 1996.

SMC used $5.4 million of cash and $10 million of its $80 million credit line, chiefly for capital items and the investment in Chartered
Semiconductor.

The Company believes that its present working capital position, combined with expected cash flows and available borrowing capacity, will be sufficient to meet its cash requirements for the foreseeable future.

                      PART II - OTHER INFORMATION

Item 1. Legal Matters

       1.  Gaffney v. Richman, et al., CV-95-2282
           Russ v. Richman, CV-95-2283
           Weinstein v. Richman, CV-95-2284
           Altman v. Standard Microsystems Corp., et al., CV-95-2578 Slaby v. Standard Microsystems., Corp. CV-95-2266
           Goodman v. Standard Microsystems Corp., et al., CV-95-2621

       These related actions were filed in June 1995 by certain shareholders of Standard Microsystems Corporation who purport to represent a class of commonly-situated individuals. These shareholders are seeking damages against the company and certain officers and directors of the company for the diminution of the value of their stock. In substance, the complaints allege that between December 20, 1994, and June 2, 1995, the price of Standard Microsystems Corporation common stock was artificially inflated by false and misleading statements made by the defendants and by failure of the defendants to disclose certain information. Standard Microsystems Corporation intends to vigorously defend against these suits.

Item 6.Exhibits and Reports on Form 8-K

       (a) Exhibits

           None.

       (b) Reports on Form 8-K.

           None.

                       SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       STANDARD MICROSYSTEMS CORPORATION
                                   (Registrant)




DATE:  July 14, 1995   /S/      Anthony M. D'Agostino

                                (Signature)
                                 Anthony M. D'Agostino
                                 Senior Vice President, Finance
                                         and Treasurer
                                 (Principal Financial Officer)