Form 10-Q
period 1995-08-31
STANDARD MICROSYSTEMS CORP
filed 1995-10-18
CIK 93384

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, D.C.  20549


                     FORM 10-Q



      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          for the quarterly period ended August 31, 1995

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


         Yes    ____X____                        No   ________

    As of October 13, 1995 there were 13,367,409 shares of the registrant's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)


                                  August 31,    February 28,
                                  1995           1995
Assets

Current assets:
  Cash and cash equivalents                           $ 11,934        $ 29,478
  Accounts receivable, net of allowance for doubtful
    accounts of $1,316 and $1,102, respectively         47,324          75,826
  Inventories                                           52,132          45,789
  Deferred tax benefits                                 11,391           5,392
  Other current assets                                   4,494           6,291

       Total current assets                            127,275         162,776

Property, plant and equipment:

  Land                                                   3,832           3,832
  Buildings and improvements                            27,256          26,901
  Machinery and equipment                               99,817          77,639

                                    130,905         108,372

  Less:  accumulated depreciation                       78,116          73,464

       Property, plant and equipment, net               52,789          34,908

Intangible assets                                       21,235          26,479
Long-term investment                                    13,990            -
Deferred tax benefits                                    2,809           1,795
Other assets                                             3,416           2,620

                                   $221,514        $228,578

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                    $ 18,915        $ 24,193
  Accrued expenses and other liabilities                14,408          15,527
  Income taxes payable                                     188           3,701

    Total current liabilities                       33,511          43,421

Long-term debt                                          16,000            -

Minority interest in subsidiary                         11,250          11,174

Shareholders' equity:
  Preferred stock, $.10 par value-
    Authorized 1,000,000 shares, none outstanding         -                -
  Common stock, $.10 par value-
    Authorized 30,000,000 shares,
    outstanding 13,359,000 and 13,222,000
    shares, respectively                                 1,336           1,322
  Additional paid-in capital                            78,700          77,319
  Retained earnings                                     73,510          88,616
  Unrealized holding gain, net of tax                    1,404             718
  Foreign currency translation adjustment                5,803           6,008

    Total shareholders' equity                     160,753         173,983

                                   $221,514        $228,578

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)



                         Three Months Ended     Six Months Ended

                          August 31,            August 31,

                        1995       1994      1995        1994
Revenues                               $ 85,434   $91,964   $157,643  $171,985

Cost of goods sold                       62,611    51,986    106,425    96,652

Gross profit                             22,823    39,978     51,218    75,333

Operating expenses:

  Research and development                7,952     6,869     16,188    13,362
  Selling, general and administrative    28,686    21,967     52,191    40,113
  Amortization of intangible assets       3,872     1,372      5,244     2,744

                         40,510    30,208     73,623    56,219

Income (loss) from operations           (17,687)    9,770    (22,405)   19,114

Other income (expense):
  Interest income                           112       207        224       441
  Interest expense                         (225)     (359)      (453)     (715)
  Other income (expense), net               (73)     (242)      (118)     (480)

                           (186)     (394)      (347)      754

Income (loss) before minority interest
  and provision for income taxes        (17,873)    9,376    (22,752)   18,360

Minority interest in net income
  of subsidiary                              36        55         76        94

Income (loss) before provision
  for income taxes                      (17,909)    9,321    (22,828)   18,266

Provision for (benefit from)
  income taxes                          (5,804)     3,738     (7,722)    7,325

Net income (loss)                     $(12,105)   $ 5,583   $(15,106)  $ 10,941


Net income (loss) per common and
  common equivalent share             $  (0.91)   $  0.42   $  (1.14)  $  0.83
Weighted average common and common
  equivalent shares outstanding         13,331     13,188     13,298    13,172


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                            Six Months Ended

                                               August 31,

                                            1995       1994

Cash flows from operating activities:
  Cash received from customers                                       $ 185,755
 $ 171,692
  Cash paid to suppliers and employees                                (182,492)
  (158,703)
  Interest received                                                        219
       585
  Interest paid                                                           (599)
      (625)
  Income taxes paid                                                     (3,453)
    (6,520)

    Net cash provided by (used for) operating activities                  (570)
     6,429

Cash flows from investing activities:
  Capital expenditures                                                 (19,717)
    (5,025)
  Long-term investment                                                 (13,990)
      -
  Other                                                                     17
        36

    Net cash used for investing activities                             (33,690)
    (4,989)


Cash flows from financing activities:
  Proceeds from issuance of common stock                                   806
       534
  Principal payments of long-term debt                                    -
    (1,500)
  Net borrowings under line of credit agreements                        16,000
       538

    Net cash provided by (used for) financing activities                16,806
      (428)

Effect of foreign exchange rate changes on cash and cash equivalents       (90)
       464

Net increase (decrease) in cash and cash equivalents                   (17,544)
     1,476

Cash and cash equivalents at beginning of period                        29,478
    32,115


Cash and cash equivalents at end of period                            $ 11,934
  $ 33,591



Reconciliation of net income (loss)
to net cash provided by (used for) operating activities:

Net income (loss)                                                     $(15,106)
  $ 10,941
Adjustments to reconcile net income (loss) to net cash

 provided by (used for) operating activities:

  Depreciation and amortization                                         10,621
     7,473
  Minority interest in net income of subsidiary                             76
        94
  Other adjustments, net                                                   416
       707

  Changes in operating assets and liabilities:
    Accounts receivable                                                 28,148
      (153)
    Inventories                                                         (6,364)
    (6,496)
    Accounts payable and accrued expenses and other liabilities         (9,502)
    (6,995)
    Other changes, net                                                  (8,859)
       858

Net cash provided by operating activities                             $   (570)
  $  6,429

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The interim financial statements furnished reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the Company's financial position and results of operations for the three and six month periods ended August 31, 1995. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended February 28, 1995.


2.      Inventories consist of the following (in thousands):

                    Aug. 31, 1995   Feb. 28, 1995


         Raw Materials       $12,963         $11,547
         Work in Process      21,397          16,239
         Finished Goods       17,772          18,003

                       $52,132         $45,789

3.      Unusual Charges

    During the second quarter of fiscal 1996, as a result of a review of operating strategies of its Systems Products Division, the Company recorded several unusual charges, as follows:

    - An $11.8 million charge to cost of goods sold was recorded to reduce the carrying value of certain inventory to its estimated net realizable value. The primary reasons behind this write-down were a recent unsuccessful new product introduction, lower than projected demand for several older product lines and a recent decision to reduce the variety of the Division's product offerings.

    - An assessment of the current market for local area networking technologies, and the Division's business prospects in those technologies, resulted in a $2.4 million write-down of intangible assets to their estimated realizable values and a decision to significantly reduce near-term development activities in under-performing technologies. The useful lives of the Company's assets now range from 2 to 10 years.

    - The Comapny recorded a $2.5 million charge for severance and benefit costs related to executive management changes which occurred during the second quarter of fiscal 1996.

4.      Long-Term Debt

    The Company has obtained a waiver respecting the failure to meet a financial covenant under its revolving credit agreement, which has been amended to reduce the credit line to $25.0 million. The Company expects that its results for fiscal 1996 will not be in compliance with another financial covenant and has so advised the lenders. The Company intends to obtain an appropriate waiver and is currently renegotiating the credit agreement.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth, as percentages of revenues, the items included in the Company's Consolidated Statements of Income for the three month and six month periods ended August 31, 1995 and 1994:

                           3  Months          6  Months
                         1995     1994      1995    1994

Revenues                                 100.0 %  100.0 %   100.0%  100.0%
Cost of goods sold                        73.3     56.5      67.5    56.2

Gross profit                              26.7     43.5      32.5    43.8

Operating expenses
   Research and development                9.3      7.5      10.3     7.8
   Selling, general and administrative    33.6     23.9      33.1    23.3
   Amortization of intangible assets       4.5      1.5       3.3     1.6

Total operating expenses                  47.4     32.9      46.7    32.7

Income (loss) from operations            (20.7)    10.6     (14.2)   11.1

Other income (expense), net               (0.2)    (0.4)     (0.2)   (0.4)

Income (loss) before minority interest
  and taxes                              (20.9)    10.2     (14.4)   10.7

Minority interest in net income
  of subsidiary                            0.1      0.1       0.1     0.1

Income (loss) before provision
  for income taxes                       (21.0)    10.1     (14.5)   10.6

Provision for (benefit from)
  income taxes                           (6.8)      4.1      (4.9)    4.3

Net income (loss)                       (14.2) %    6.0 %    (9.6)%   6.3%


Revenues and Cost of Goods Sold

Revenues of $85.4 million for the three months ended August 31, 1995, were 7% lower than the $92.0 million recorded for the three months ended
August 31, 1994. Revenues from system products declined 23% to $50.3 million in the second quarter of fiscal 1996 from $65.3 million in the second quarter of fiscal 1995. Component products revenue increased 32% to $35.1 million from $26.7 million.

Revenues of $157.6 million for the six months ended August 31, 1995, were 8% lower than the $172.0 million recorded for the six months ended August 31, 1994. Revenues from system products declined 27% to $90.6 million in the first half of fiscal 1996 from $124.5 million in the first half of fiscal 1995. Component products revenue increased 41% to $67.0 million from $47.5 million.

System products revenue delined 23% to $50.3 million for the second quarter from $59.2 million for the comparable year-earlier period. For the first half, system products revenue declined 27% to $90.6 million from $124.5 million for the comparable year-earlier period. This decline resulted chiefly from lower unit shipments and lower average selling prices of network interface cards. A primary reason for the lower unit shipments was a reduction of inventory levels at a number of the Company's major distributors. These inventories had increased during fiscal 1995.

Component products revenue increased 32% to $35.1 million for the second quarter from $20.8 million for the comparable year-earlier period. For the first half, component products revenue increased 41% to $67.0 million from $47.5 million for the comparable year-earlier period. Led by increased shipments of personal computer input/output integrated circuits, component products revenue increased despite an industry-wide shortage of wafer fabrication capacity. The Company's components foundry operation also contributed to this growth, with revenue improving substantially for the second quarter and first half from a small base in the comparable year-earlier periods.

The Company's gross profit margin of 26.7% for the second quarter of fiscal 1996 declined from 43.5% for the second quarter of fiscal 1995.
The gross profit margin of 32.5% for the first half of fiscal 1996 declined from 43.8% for the first half of fiscal 1995. The principal reason for the lower gross margins was an $11.8 million charge to cost of goods sold, in the seconfquarter, for the write-down of certain system products inventory to estimated net realizable value. The write-down reflected the disappointing reception of a new product and the reduction of its selling price, lower than projected demand for several older product lines that are being replaced by newer, improved products and a decision to reduce the variety of networking products that perform the same function.

In addition to $11.8 million charge, lower revenues and lower average selling prices for network interface cards, partially offset by a reduction in production costs, were the principal reasons for the reduced gross profit margin in both the second quarter and first half. Excluding the impact of the inventory charge, gross profit margins would have been 40.5% for the second quarter and 40.0% for the first half of fiscal 1996.


Operating Expenses

Research and development expenses increased 16% in the second quarter and 21% in the first half of fiscal 1996 from the comparable year-earlier periods, reflecting increases for the development of LAN switching and hub products as well as component products.


Selling, general and administrative expenses increased 31% in the second quarter and 30% in the first half of fiscal 1996 from the comparable year-earlier periods. Without severance related benefit charges of $2.5 million, selling, general and administrative expenses would have increased 19% in the second quarter and 24% in the first half of fiscal 1996 from the comparable year-earlier periods. Without special charges, most of the increases in the second quarter and the first half reflected higher selling and marketing expenses for LAN switching and hub products as well as component products.

The increases in amortization of intangible assets in the second quarter and the first half of fiscal 1996, from the levels of comparable year-earlier periods, reflected a $2.4 million write-down of previously acquired LAN technology to its estimated realizable value. The charge was taken as a result of a reassessment of the Company's business prospects, and the decision to reduce development activity, for this technology.

Other Income and Expenses

The decline in interest expense and other income (expense) in the second quarter and first half of fiscal 1996 from the second quarter and first half of fiscal 1995, reflected reductions in average borrowings, interest rates on borrowings and financing fees. A reduction in interest income reflected lower average cash balances.

Income Taxes

Income taxes were provided at a rate of 32.4% for the second quarter of fiscal 1996 and at 33.8% for the first half of fiscal 1996. In both comparable year-earlier periods, income taxes were accrued at a rate of 40.1%. The effective rate for accruing tax benefits in fiscal 1996 reflects the statutory rate and non-deductible goodwill amortization.

Liquidity and Capital Resources

Working capital was $93.8 million at August 31, 1995, compared to $119.4 million at February 28, 1995. The reduction primarily reflected lower cash and cash equivalents and accounts receivable, partially offset by higher inventories, deferred tax benefits and lower current liabilities.

Accounts receivable at August 31, 1995, represented approximately 50 days sales outstanding, compared to 64 days at August 31, 1994, and 67 days
at February 28, 1995.   The improvement chiefly represents a more even
distribution of revenues during the quarter than in either the second or fourth quarters of fiscal 1995.

Inventories increased to $47.3 million at August 31, 1995, from $45.8 million at February 28, 1995, but declined from $61.3 million at May 31, 1995.
The decline from May 31, 1995, level chiely reflected the $11.8 milliion write-down of system products inventory and adjustments to production to reflect current shipment levels.

Additions to property, plant and equipment were $19.7 million during the first half of fiscal 1996, compared to $5.0 million during the year-earlier period. The most significant capital expenditures were $11.3 million pursuant to an agreement to purchase approximately $16 million of wafer manufacturing equipment for installation at an AT&T
Microelectronics facility in Madrid, Spain, and $2.8 million for improvement to the Company's informations systems.

In addition, a long-term investment of $14.0 was made under a $20 million commitment to purchase a minority interest in Chartered Semiconductor Pte Ltd. of Singapore. This and the AT & T invnestment are intended to provide SMC with a portion of its long-term requirements for integrated circuits, beginning near the end of fiscal 1996.

During the first six months of fiscal 1996, SMC used $17.5 million of cash and $16.0 million of its credit line chiefly for capital items and the investment in Chartered Semiconductor.

The Company has recently experienced reduced revenues, losses from operations and write-downs. In connection therewith, the Company obtained a waiver respecting the failure to meet a financial covenant under its revolving credit agreement, which has been amended to reduce the credit line to $25.0 million. The Company expects that its results for fiscal 1996 will not be in compliance with another financial covenant and has so advised the lenders. The Company intends to obtain appropriate waiver and is currently renegotiating the credit agreement. The Company believes that its present cash and cash equivalents position, combined with expected cash flows and borrowing capacity under a renegotiated credit line, will be sufficient to meet its working capital and capital expenditure requirements for the next twelve months.

                       PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

    The following matters were submitted to a vote of security holders at the Registrant's annual meeting of shareholders which was held on July 6, 1995.

    The following were elected directors, each receiving the number of votes set opposite his name:

                                    Broker
                     For        Withheld    Non-votes

      Ivan T. Frisch       11,847,338    373,707        -0-
      Victor F. Trizzino   11,847,943    373,102        -0-
      Robert M. Brill      11,845,773    395,327        -0-
      Raymond Frankel      11,825,718    395,327        -0-

      Votes withheld as to all nominees  333,272

      The 1994 Director Stock Option Plan was approved and adopted by the following vote:

                                    Broker
              For      Against      Abstain    Non-votes

            10,900,210  1,180,831      138,804        1,200

    At the meeting, the selection of Arthur Andersen LLP as the Company's auditors for the current year was ratified by the following vote:


                                    Broker
              For      Against      Abstain    Non-votes

             10,992,460   179,807       48,778       -0-

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        Exhibit 10 - Material Contracts

        (a)  Amendment to Executive Officer Employment Agreement

        Exhibit 27 - Financial Data Schedule

    (b) Reports on Form 8-K.

        None.

              SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




              STANDARD MICROSYSTEMS CORPORATION
                    (Registrant)




DATE:  October 13, 1995    /S/                 Anthony M. D'Agostino

                             (Signature)
                            Anthony M. D'Agostino
                        Senior Vice President, Finance
                             and Treasurer
                         (Principal Financial Officer)