Form 10-Q
period 1995-11-30
STANDARD MICROSYSTEMS CORP
filed 1996-01-17
CIK 93384

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, D.C.  20549


                     FORM 10-Q



      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          for the quarterly period ended NOVEMBER 30, 1995

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


         Yes    ____X____                        No   ________

    As of January 12, 1996 there were 13,233,867 shares of the registrant's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)


                                November 30,    February 28,
                                  1995           1995
Assets

Current assets:
  Cash and cash equivalents                           $ 12,594        $ 29,478
  Accounts receivable, net of allowance for doubtful
    accounts of $1,498 and $1,102, respectively         50,456          75,826
  Inventories                                           50,151          45,789
  Deferred tax benefits                                 10,929           5,392
  Other current assets                                   5,889           6,291

       Total current assets                            130,019         162,776

Property, plant and equipment:

  Land                                                   3,832           3,832
  Buildings and improvements                            27,722          26,901
  Machinery and equipment                              105,017          77,639

                                    136,571         108,372

  Less:  accumulated depreciation                       80,616          73,464

       Property, plant and equipment, net               55,955          34,908

Intangible assets                                       19,663          26,479
Long-term investment                                    13,990            -
Deferred tax benefits                                    2,904           1,795
Other assets                                             4,287           2,620

                                   $226,818        $228,578

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                    $ 17,712        $ 24,193
  Accrued expenses and other liabilities                17,739          15,527
  Income taxes payable                                     174           3,701

    Total current liabilities                       35,625          43,421

Long-term debt                                          18,000            -

Minority interest in subsidiary                         11,327          11,174

Shareholders' equity:
  Preferred stock, $.10 par value-
    Authorized 1,000,000 shares, none outstanding         -                -
  Common stock, $.10 par value-
    Authorized 30,000,000 shares,
    outstanding 13,416,000 and 13,222,000
    shares, respectively                                 1,342           1,322
  Additional paid-in capital                            79,467          77,319
  Retained earnings                                     73,813          88,616
  Unrealized holding gain, net of tax                    1,929             718
  Foreign currency translation adjustment                5,315           6,008

    Total shareholders' equity                     161,866         173,983

                                   $226,818        $228,578

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)



                         Three Months Ended    Nine Months Ended

                          November 30,        November 30,

                        1995       1994      1995        1994
Revenues                               $ 90,570  $104,771   $248,213  $276,756

Cost of goods sold                       52,914    59,538    159,339   156,190

Gross profit                             37,656    45,233     88,874   120,566

Operating expenses:

  Research and development                7,749     7,235     23,937    20,597
  Selling, general and administrative    27,468    24,815     79,659    64,928
  Amortization of intangible assets       1,572     1,372      6,816     4,116

                         36,789    33,422    110,412    89,641

Income (loss) from operations               867    11,811    (21,538)   30,925

Other income (expense):
  Interest income                            74       244        299       685
  Interest expense                         (325)     (340)      (778)   (1,055)
  Other income (expense), net               (23)     (249)      (141)     (729)

                           (274)     (345)      (620)   (1,099)

Income (loss) before minority interest
  and provision for income taxes            593    11,466    (22,158)   29,826

Minority interest in net income
  of subsidiary                              76        78        153       172

Income (loss) before provision
  for income taxes                          517    11,388    (22,311)   29,654

Provision for (benefit from)
  income taxes                              214     4,567     (7,508)   11,891

Net income (loss)                     $     303   $ 6,821   $(14,803)  $17,763


Net income (loss) per common and
  common equivalent share             $    0.02   $  0.51   $  (1.11)  $  1.34
Weighted average common and common
  equivalent shares outstanding          13,519    13,315     13,325    13,225


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                              Nine Months Ended

                                             November 30,

                                            1995       1994

Cash flows from operating activities:
  Cash received from customers                                       $ 273,037
 $ 268,564
  Cash paid to suppliers and employees                                (262,355)
  (238,154)
  Interest received                                                        290
       823
  Interest paid                                                           (957)
      (938)
  Income taxes paid                                                     (3,470)
   (11,640)

    Net cash provided by (used for) operating activities                 6,545
    18,655

Cash flows from investing activities:
  Capital expenditures                                                 (28,231)
    (7,779)
  Long-term investment                                                 (13,990)
      -
  Other                                                                     44
        36

    Net cash used for investing activities                             (42,177)
    (7,743)


Cash flows from financing activities:
  Proceeds from issuance of common stock                                 1,168
     1,241
  Principal payments of long-term debt                                    -
    (3,250)
  Borrowings under line of credit agreement                             32,000
       834
  Repayments of borrowings under line of credit agreements             (14,000)
      -

    Net cash provided by (used for) financing activities                19,168
    (1,175)

Effect of foreign exchange rate changes on cash and cash equivalents      (420)
       502

Net increase (decrease) in cash and cash equivalents                   (16,884)
    10,239

Cash and cash equivalents at beginning of period                        29,478
    32,115


Cash and cash equivalents at end of period                            $ 12,594
  $ 42,354



Reconciliation of net income (loss)
to net cash provided by (used for) operating activities:

Net income (loss)                                                     $(14,803)
  $ 17,763
Adjustments to reconcile net income (loss) to net cash

 provided by (used for) operating activities:

  Depreciation and amortization                                         14,988
    11,108
  Minority interest in net income of subsidiary                            153
       172
  Other adjustments, net                                                   815
     1,094

  Changes in operating assets and liabilities:
    Accounts receivable                                                 24,696
    (8,043)
    Inventories                                                         (4,458)
    (6,889)
    Accounts payable and accrued expenses and other liabilities         (4,577)
     3,133
    Other changes, net                                                 (10,269)
       317

Net cash provided by operating activities                             $  6,545
  $ 18,655

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The interim financial statements furnished reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the Company's financial position and results of operations for the three and nine month periods ended November 30, 1995. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended February 28, 1995.


2.      Inventories consist of the following (in thousands):

                    Nov. 30, 1995   Feb. 28, 1995


         Raw Materials       $14,411         $11,547
         Work in Process      22,067          16,239
         Finished Goods       13,673          18,003

                       $50,151         $45,789

3.      Unusual Charges

    During the second quarter of fiscal 1996, as a result of a review of operating strategies of its Systems Products Division, the Company recorded several unusual charges, as follows:

    - An $11.8 million charge to cost of goods sold was recorded to reduce the carrying value of certain inventory to its estimated net realizable value. The primary reasons for this write-down were a recent unsuccessful new product introduction, lower than projected demand for several older product lines and a recent decision to reduce the variety of the Division's product offerings.

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

4.      Long-Term Debt

    The Company has obtained waivers respecting the failure to meet financial covenants under its revolving credit agreement, which was amended in October 1995, to reduce the credit line to $25.0 million.

5.      Sale of Business Unit

    On January 9, 1996, the Company signed an agreement to sell substantially all of the assets of its Enterprise Networks Business Unit, including substantially all of the assets of the Company's wholly owned subsidiary, SMC Enterprise Networks, Inc., to Cabletron Systems, Inc., of Rochester, New Hampshire, for approximately $75.0 million in cash. This transaction is expected to close on or about January 12, 1996. SMC plans to utilize the proceeds from the sale after transaction fees and taxes, to, among other things, paydown existing borrowings under line of credit agreements, obtain additional integrated circuit production for its Component Products Division, and to invest in its other System Products' business units.

6.      Litigation

    In June 1995, several actions were filed against the Company and certain of its directors and officers. The claims purport to be class actions on behalf of the purchasers of the Company's common stock from December 20, 1994, through June 2, 1995. The complaints assert claims under federal securities laws, and allege that the Company artificially inflated the price of its common stock during the class action period by false and misleading statements and the failure to disclose certain information. The Company intends to vigorously defend against these claims.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth, as percentages of revenues, the items included in the Company's Consolidated Statements of Income for the three month and nine month periods ended November 30, 1995 and 1994:

                           3  Months          9  Months
                         1995     1994      1995    1994

Revenues                                 100.0 %  100.0 %   100.0%  100.0%
Cost of goods sold                        58.4     56.8      64.2    56.4

Gross profit                              41.6     43.2      35.8    43.6

Operating expenses
   Research and development                8.6      6.9       9.6     7.4
   Selling, general and administrative    30.3     23.7      32.1    23.5
   Amortization of intangible assets       1.7      1.3       2.8     1.5

Total operating expenses                  40.6     31.9      44.5    32.4

Income (loss) from operations              1.0     11.3      (8.7)   11.2

Other income (expense), net               (0.3)    (0.4)     (0.2)   (0.4)

Income (loss) before minority interest
  and taxes                                0.7     10.9      (8.9)   10.8

Minority interest in net income
  of subsidiary                            0.1       -        0.1     0.1

Income (loss) before provision
  for income taxes                         0.6     10.9      (9.0)   10.7

Provision for (benefit from)
  income taxes                             0.3      4.4      (3.0)    4.3

Net income (loss)                          0.3 %    6.5 %    (6.0)%   6.4%


Revenues and Cost of Goods Sold

Revenues of $90.6 million for the three months ended November 30, 1995, were 14% lower than the $104.8 million recorded for the three months ended November 30, 1994. Revenues of $248.2 million for the nine months ended November 30, 1995, were 10% lower than the $276.8 million recorded for the nine months ended November 30, 1994.

System products revenue declined 25% to $53.6 million for the third quarter from $71.7 million for the comparable year-earlier period. For the first nine months, system products revenue declined 27% to $144.2 million from $196.2 million for the comparable year-earlier period. This decline resulted chiefly from lower unit shipments and average selling prices of network interface cards. A primary reason for the lower unit shipments was a reduction of inventory levels at a number of the Company's major distributors during the first nine months. These inventories had increased during fiscal 1995. Revenues also declined for hub and switching products, also reflecting a reduction of inventory levels at a number of major distributors.

Component products revenue increased 12% to $37.0 million for the third quarter from $33.1 million for the comparable year-earlier period. For the first nine months, component products revenue increased 29% to $104.0 million from $80.6 million for the comparable year-earlier period. The Company's components foundry operation contributed significantly to this growth, with revenue improving substantially for the third quarter and first nine months from a small base in the comparable year-earlier periods. For the nine months, higher shipments of personal computer input/output integrated circuits, led the increase in component products revenue despite an industry-wide shortage of wafer fabrication capacity.

The Company's gross profit margin of 41.6% for the third quarter of fiscal 1996 declined from 43.2% for the third quarter of fiscal 1995.
The gross profit margin of 35.8% for the first nine months of fiscal 1996 declined from 43.6% for the first nine months of fiscal 1995. The principal reasons for the lower gross margins for the third quarter and factors contributing to lower gross margins for the first nine months were
(i) reduced margins on switching and hub product revenues and (ii) lower revenues and lower average selling prices for network interface cards, partially offset by a reduction in production costs.

The principal reason for the lower gross margin for the first nine months was an $11.8 million charge to cost of goods sold, in the second quarter, for the write-down of certain system products inventory to estimated net realizable value. The write-down relfected the disappointing reception of a new product and the reduction of its selling price, lower than projected demand for several older product lines that are being replaced by newer, improved products and a decision to reduce the variety of networking products that perform the similar functions. Excluding the impact of the inventory charge, the gross profit margin would have been 40.6% compared to 35.8% reported for the first nine months of fiscal 1996.



Operating Expenses

Research and development expenses increased 7% in the third quarter and 16% in the first nine months of fiscal 1996 from the comparable year-earlier periods, reflecting increases for the development of LAN switching and hub products as well as component products.


Selling, general and administrative expenses increased 11% in the third quarter and 23% in the first nine months of fiscal 1996 from the comparable year-earlier periods. Without severance related benefit charges of $2.5 million in the second quarter, selling, general and administrative expenses would have increased 19% in the first nine months of fiscal 1996 from the comparable year-earlier periods. Most of the increases in the third quarter and the first nine months, excluding special charges, reflected higher selling and marketing expenses for LAN switching and hub products as well as component products.

The increases in amortization of intangible assets in the third quarter and the first nine months of fiscal 1996, from the levels of comparable year-earlier periods, reflected an accelerated write-off of certain assets. The increase in the first nine months also relected a $2.4 million write-down of previously acquired LAN technology to its estimated realizable value in the second quarter. The charge was taken as a result of a reassessment of the Company's business prospects, and the decision to reduce development activity, for this technology.

Other Income and Expenses

The decline in interest expense and other income (expense) in the third quarter and first nine months of fiscal 1996 from the third quarter and first nine months of fiscal 1995, reflected reductions in interest rates and financing fees related to the Company's line of credit. A reduction in interest income reflected lower average cash balances.

Income Taxes

Income tax benefits were provided at a rate of 41.4% for the third quarter of fiscal 1996 and at 33.7% for the first nine months of fiscal 1996.
In both comparable year-earlier periods, income taxes were accrued at a rate of 40.1%. The effective rate for accruing tax benefits in fiscal 1996 reflects the statutory rate and non-deductible goodwill amortization.

Liquidity and Capital Resources

Working capital was $94.4 million at November 30, 1995, compared to $119.4 million at February 28, 1995. The reduction primarily reflected lower cash and cash equivalents and accounts receivable, partially offset by higher inventories, deferred tax benefits and lower current liabilities.

Accounts receivable at November 30, 1995, represented approximately 50 days sales outstanding, compared to 63 days at November 30, 1994, and 67 days
at February 28, 1995.   The improvement chiefly represents a more even
distribution of revenues during the quarter than in either the third or fourth quarters of fiscal 1995.

Inventories increased to $50.2 million at November 30, 1995, from $45.8 million at February 28, 1995, but declined from $61.3 million at May 31, 1995. The decline from May 31, 1995, level chiely reflected the $11.8 milliion write-down of system products inventory in the second quarter and adjustments to production to reflect current shipment levels.

Additions to property, plant and equipment were $28.2 million during the first nine months of fiscal 1996, compared to $7.8 million during the year-earlier period. The most significant capital expenditures were $13.9 million pursuant to an agreement to purchase approximately $16 million of wafer manufacturing equipment for installation at an AT&T Microelectronics facility in Madrid, Spain, $5.0 million for improvement to the Company's informations systems and $2.3 million for semiconductor testing equipment.

In addition, a long-term investment of $14.0 was made under a $20 million commitment to purchase a minority interest in Chartered Semiconductor Pte Ltd. of Singapore. The remaining $6 million is to be paid during the fourth quarter. This and the AT & T invnestment are intended to provide SMC with a portion of its long-term requirements for integrated circuits, beginning near the end of fiscal 1996.

During the first nine months of fiscal 1996, SMC used $16.9 million of cash and $18.0 million of its credit line chiefly for capital items and the investment in Chartered Semiconductor.

The Company experienced reduced revenues, losses from operations and write-downs in the first half of fiscal 1996. In connection therewith, the Company obtained waivers respecting the failure to meet financial covenants under its revolving credit agreement, which was amended to reduce the credit line to $25.0 million.

On January 9, 1996, SMC signed an agreement to sell substantially all of the assets of its Enterprise Networks Business Units and all of the assets of the Company's wholly owned subsidiary,SMC Enterprise Networks, Inc., to Cabletron Systems, Inc., for approximately $75 million. This transaction is expected to close on or about January 12, 1996. SMC plans to utilize the proceeds from the sale, after transaction fees and taxes to, among other things, paydown existing borrowings under line of credit agreements, obtain additional integrated circuit production for its Component
Products Division and invest in its other System Products' business units.

The Company believes that its present cash and cash equivalents position, combined with expected cash flows and borrowing capacity under a renegotiated credit line, will be sufficient to meet its working capital and capital expenditure requirements for the next twelve months.

                       PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        Exhibit 27 - Financial Data Schedule

    (b) Reports on Form 8-K.

        None.

              SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




              STANDARD MICROSYSTEMS CORPORATION
                    (Registrant)




DATE:  January 12, 1996    /S/                 Anthony M. D'Agostino

                             (Signature)
                            Anthony M. D'Agostino
                        Senior Vice President, Finance
                             and Treasurer
                         (Principal Financial Officer)