Form 10-Q
period 1996-05-31
STANDARD MICROSYSTEMS CORP
filed 1996-07-17
CIK 93384

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, D.C.  20549


                     FORM 10-Q



      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          for the quarterly period ended May 31, 1996

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


         Yes    ____X____                        No   ________

    As of July 12, 1996 there were 13,834,203 shares of the registrant's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)


                                  May 31,        February 29,
                                  1996           1996
Assets

Current assets:
  Cash and cash equivalents                           $ 12,841        $ 18,459
  Accounts receivable, net of allowance for doubtful
    accounts of $1,544 and $1,369, respectively         63,591          55,976
  Inventories                                           80,831          60,408
  Deferred tax benefits                                  8,853           8,607
  Other current assets                                   5,396           5,434

       Total current assets                            171,512         148,884

Property, plant and equipment:

  Land                                                   3,832           3,832
  Buildings and improvements                            27,038          26,839
  Machinery and equipment                              114,713         109,235

                                    145,583         139,906

  Less:  accumulated depreciation                       83,668          79,698

       Property, plant and equipment, net               61,915          60,208

Other assets                                            50,819           51,567

                                   $284,246        $260,659

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                    $ 34,659        $ 30,801
  Accrued expenses and other liabilities                24,195          23,884
  Income taxes payable                                    1,803          1,096

    Total current liabilities                       60,657          55,781

Long-term debt                                          16,250            -

Minority interest in subsidiary                         11,376          11,376

Shareholders' equity:
  Preferred stock, $.10 par value-
    Authorized 1,000,000 shares, none outstanding         -                -
  Common stock, $.10 par value-
    Authorized 30,000,000 shares,
    outstanding 13,782,000 and 13,711,000
    shares, respectively                              1,378           1,371
  Additional paid-in capital                            85,407          84,737
  Retained earnings                                    102,134          100,217
  Unrealized holding gain, net of tax                    2,417           2,226
  Foreign currency translation adjustment                4,627           4,951

    Total shareholders' equity                     195,963         193,502

                                   $284,246        $260,659

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)



                         Three Months Ended

                          May 31,

                        1996       1995
Revenues                               $100,072   $72,209

Cost of goods sold                       63,196    43,814

Gross profit                             36,876    28,395

Operating expenses:

  Research and development                5,986     8,236
  Selling, general and administrative    26,412    23,505
  Amortization of intangible assets       1,241     1,372

                         33,639    33,113

Income (loss) from operations             3,237    (4,718)

Other income (expense):
  Interest income                           129       112
  Interest expense                         (93)     (228)
  Other income (expense), net               (24)     (45)

                           12     (161)

Income (loss) before minority interest
  and provision for income taxes          3,249     (4,879)

Minority interest in net income
  of subsidiary                               0        41

Income (loss) before provision
  for income taxes                        3,249    (4,920)

Provision for (benefit from)
  income taxes                           1,332      (1,919)

Net income (loss)                     $1,917   $ (3,001)


Net income (loss) per common and
  common equivalent share             $ 0.14   $ (0.22)
Weighted average common and common
  equivalent shares outstanding         13,806     13,460


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                              Three Months Ended

                                               May 31,

                                            1996       1995

Cash flows from operating activities:
  Cash received from customers                                       $ 92,392
$ 102,367
  Cash paid to suppliers and employees                                (109,218)
  (91,555)
  Interest received                                                        127
       112
  Interest paid                                                           (2)
    (382)
  Income taxes paid                                                     (400)
  (3,349)

    Net cash provided by (used for) operating activities
(17,101)     7,193

Cash flows from investing activities:
  Capital expenditures                                                 (4,647)
   (10,121)
  Long-term investment                                                 0
(13,990)
  Other                                                                     1
       28

    Net cash used for investing activities                             (4,646)
   (24,083)


Cash flows from financing activities:
  Proceeds from issuance of common stock                                  110
      426
  Borrowings under line of credit agreements
23,950   17,000
  Repayment of borrowings under line of credit agreements               (7,700)
   (7,000)

    Net cash provided by  financing activities                16,360
10,426

Effect of foreign exchange rate changes on cash and cash equivalents
(231)        1,060

Net decrease in cash and cash equivalents                   (5,618)      (5,404)

Cash and cash equivalents at beginning of period                        18,459
    29,478


Cash and cash equivalents at end of period                            $ 12,841
  $ 24,074



Reconciliation of net income (loss)
to net cash provided by (used for) operating activities:

Net income (loss)                                                     $1,917
$ (3,001)
Adjustments to reconcile net income (loss) to net cash

 provided by (used for) operating activities:

  Depreciation and amortization                                         5,447
    4,319
  Other adjustments, net                                                   531
       220

  Changes in operating assets and liabilities:
    Accounts receivable                                                 (7,685)
      30,159
    Inventories                                                        (20,477)
    (15,309)
    Accounts payable and accrued expenses and other liabilities         3,149
  (5,092)
    Other changes, net                                                  17
  (4,103)

Net cash provided by (used for) operating activities
 $ (17,101)   $  7,193

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.      Interim Financial Statements

The interim financial statements furnished reflect all adjustments consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the Company's financial position and results of operations for the three month period ended May 31, 1996. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended February 29, 1996.


2.      Inventories

Inventories are valued at the lower of first-in, first-ot or market and consist of the following (in thousands):

                    May 31, 1996   Feb. 29, 1996


         Raw Materials       $13,489         $ 9,556
         Work in Process      46,444          34,622
         Finished Goods       20,898          16,230

                       $80,831         $60,408

3.      Long-term Debt

During the first quarter of fiscal 1997, the Company obtained waivers respecting the failure to meet one financial covenant under its $25.0 million line of credit agreement.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following table presents the Company's Consolidated Statements of Income, as percentages of revenues, for the three month periods ended May 31, 1996 and 1995:

                           3  Months
                         1996     1995

Revenues                                 100.0 %  100.0 %
Cost of goods sold                        63.2     60.7

Gross profit                              36.8     39.3


   Research and development                6.0     11.4
   Selling, general and administrative    26.4     32.5
   Amortization of intangible assets       1.2      1.9

Total operating expenses                  33.6     45.8

Income (loss) from operations              3.2    (6.5)

Other income (expense), net                0.0    (0.2)

Income (loss) before minority interest
  and taxes                                3.2     (6.7)

Minority interest in net income
  of subsidiary                            0.0      0.1

Income (loss) before provision
  for income taxes                         3.2     (6.8)

Provision for (benefit from)
  income taxes                            1.3       (2.6)

Net income (loss)                        1.9 %    (4.2) %

Results of Operations by Industry Segment


The following table presents the Company's revenues and operating income by industry segment for the three month periods ended May 31, 1996 and 1995 (in millions):

Three months ended May 31,        1996                1995
Component products
     Integrated circuit revenues       $50.1                    $27.6
     Foundry device revenues           5.9                          2.4

     Total component products revenue  $56.0                          $30.0
     Operating income                  12.1                          8.5
     % of revenues                     21.7 %              28.4%

System products
     Adapter revenues                     $30.7       $31.4
     Hub and switch revenues           8.8      7.6

     Total system product revenues                  $39.5       $39.0
     Operating loss               (3.4)          (9.6)
     % of revenues                (8.6)%         (24.6)%

Toyo Microsystems Corporation
     Revenues                $4.5           $3.2
     Operating income             0.0            0.2
     % of revenues                (0.3)%              4.9%

General, corporate and other
     Operating loss               ($5.5)              ($3.8)

Standard Microsystems Corporation conducts its operations primarily through the Component Products Division and the System Products Division. The Component Products Division designs, produces and markets very-large-scale-integrated circuits, mainly for control of various personal computer functions and specialized semiconductor-related products that are produced in SMC's own foundry. The System Products Division designs, produces and markets products that connect personal computers to, and allow communications over, local area networks (LANs). The Company's subsidiary, Toyo Microsystems Corporation (TMC), sells component and system products in the Japanese market.

Revenue transfers between industry segments are excluded from the above figures. The majority of these transfers consist of component and system products shipped to TMC for resale in Japan.



Revenues

The Company's revenues rose 39% to $100.1 million in the first quarter of fiscal 1997 from $72.2 million in the first quarter of fiscal 1996. Component products' revenues, which rose 87% in the first quarter over the year earlier period, increased to 56.0% of consolidated revenues from 41.6% a year earlier. System products' revenues, which rose 1% in the first quarter over the year earlier period, declined to 39.5% of consolidated revenues from 54.0% a year earlier. TMC's revenues, which rose 41% in the first quarter over the year earlier period, increased to 4.5% from 4.4% of revenues.

The growth of component products revenues continues to be led by increased shipments of personal computer input/output (PC I/O) integrated circuits and a device used in inkjet printer cartridges that is produced in SMC's own wafer foundry. Shipments were aided by a relaxation in an industry-wide shortage of manufacturing capacity, that had restrained shipments of integrated circuits during most of fiscal 1996.

During the fourth quarter of fiscal 1996, SMC received initial production wafers from two suppliers under specific prgrams discussed in the Wafer Purchase Agreements section of this discussion. The Comapny also received initial wafers from other suppliers, requiring no specific investment. All of these sources of integrated circuit wafer capacity contributed to an increase in first quarter component products revenues over levels of the first quarter of fiscal 1996.

System products' higher revenue relected an increase in hub and LAN switch revenues, partially offset by a decline in network interface card (adapter) revenues, principally reflecting lower unit shipments and average selling prices despite a shift in product mix toward newer products with higher selling prices than those they are displacing.
Hub and LAN switch revenues increased despite the January 1996 sale of the Enterprise Networks Business Unit (ENBU) to Cabletron Systems, Inc. It's revenues were approximately $3 million in the first quarter of fiscal 1996. TMC's growth came principally from increased PC I/O device sales.

The following table presents the Company's revenues by geographic area as percentages of total revenues to unaffiliated customers. All but Japan (TMC), within the category Revenues outside the United States, are considered export revenues shipped from U.S. operations.

Three months ended May 31,        1996      1995

United States                42.8%          40.2%

Asia and Pacific Rim              37.3      25.4
Europe                       11.7      23.5
Canada                         2.0            3.6
Other                           1.7            2.9

Export revenues                   52.7      55.4
Japan (TMC)                    4.5             4.4

Revenues outside the
   United States                  57.2      59.8

Total revenues                           100.0%       100.0%

United States revenues increased 48% in the first quarter of fiscal 1997 to 42.8% of revenues from 40.2% a year earlier. The increase was led by shipments of components products, principally PC I/O and foundry products. System products' first quarter fiscal 1997, domestic revenues rose as year earlier results had been impeded by the liquidation of excess distributor inventories.

International revenues were 57.2% of the Company's revenues in the first quarter of fiscal 1997, compared with 59.8% in the year earlier period. Asian and Pacific Rim revenues grew over 100% largely because component products' domestic branded customers increased the proportion of PC s produced in offshore factories and demand grew from a major Asian-based PC producer. European revenues fell 35%, chiefly reflecting a decline in system products' revenues from its major international market. This decline reflected the absence of the divested ENBU product line.


Gross Profit

The gross profit margin declined to 36.8% for the first quarter of fiscal 1997 from 39.3% for the first quarter of fiscal 1996.
Factors contributing to the 2.5 percentage points gross margin decline were:

    - Lower average selling prices for network interface cards, switching and hub products, only partially offset by a reduction in production costs
    - Lower margins of PC I/O integrated circuits, in which higher costs more than offset higher average selling prices for the newest generation of devices
    - Lower margins from greater competition for foundry products


Operating Expenses

Research and development expenses declined to $6.0 million, or 6.0% of revenues, in the first quarter of fiscal 1997 from $8.2 million, or 11.4% of revenues, in the year earlier period. The decline reflected elimination of the divested ENBU's expenditures, partially offset by higher
R&D spending for component products and the remaining networking products business.

Selling, general and administrative expenses increased 12% to $26.4 million, or 26.4% or revenues, in the first quarter of fiscal 1997, compared to $23.5 million, or 32.5% or revenues, in the year earlier period.
The higher spending resulted chiefly from increases in: (I) selling and marketing costs in support of higher revenues and (ii) costs related to an upgrade to a new client/server information system.

A 10% decrease in amortization of intangible assets in the first quarter of fiscal 1997 from the year earlier period reflected an accelerated write-off of certain assets during fiscal 1996, reducing the rate of quarterly amortization in succeeding periods.

Operating Profits

In the first quarter of fiscal 1997, the Comapny reported an operating profit of $3.2 million, or 3.2% of revenues, which compared to an operating loss of $4.7 million, or 6.5% of revenues, a year earlier. The major contributors to the increase were the elimination of losses from the divested ENBU and higher component products revenues. These benefits more than offset lower gross profit margins and higher information systems costs.

Other Income and Expenses

In the first quarter of fiscal 1997, interest expense and other income (expense) improved by $0.15 million over the year-earlier period, associated principally with lower interest charges from lower average loan balances during the period.

Income Taxes

In the first quarter of fiscal 1997, income taxes were provided at the Company's expected effective rate for fiscal 1997 of 41.0%. An income tax benefit of 39.0% for the first quarter of fiscal 1996 reflected the benefit of an election, made in the fourth quarter of fiscal 1995, under section 197 of the Internal Revenue Code, allowing the deductibility of goodwill associated with an October 1991 business acquisition.

Wafer Purchase Agreements

During fiscal 1996, the Company purchased $16.0 million of wafer fabrication equipment for installation in a semiconductor plant owned by Lucent Technologies' (formerly AT & T Corp.)
Microelectronics Business Unit in Madrid, Spain. The agreement, under which the equipment was purchased, allocates sub-micron wafer production capacity to the Company for five years beginning in March 1996.

In fiscal 1996, SMC purchased a minority equity interest in Singapore-based Chartered Semiconductor Pte Ltd. for $19.9 million which is included within other assets on the accompanying balance sheet. Under this agreement, Chartered allocates sub-micron wafer production capacity to the Company for ten years. This arrangement and the Lucent agreement are intended to provide a portion of the Company's long-term production requirements for integrated circuits.

Liquidity and Capital Resources

The Company's working capital increased to $110.9 million at May 31, 1996, from $93.1 million at the end of fiscal 1996. The increase in working capital was primarily from increases of $20.4 million in inventories and $7.6 million in accounts receivable partially offset by decreases of $5.6 million in cash and cash equivalents and an increase of $4.9 million in current liabilities.

For reasons described below, the decrease in cash and cash equivalents to $12.8 million primarily relected financing capital expenditures of $4.6 million and the increase in inventories and accounts receivable, partially offset by an increase in long term debt of $16.3 million.

During the first quarter of fiscal 1997, days sales outstanding (DSOs) increased to 57 days from 54 in the fourth quarter of fiscal 1996, but remained level with the first quarter of fiscal 1996. The increased DSOs and receivables in the first quarter of fiscal 1997 reflected a greater percentage of sales occurring toward the end of the quarter when compared to the preceding period.

Cost of goods sold divided by inventory declined to 3.1 times, annualized, for the first quarter of fiscal 1997 from 4.0 times for the fourth quarter of fiscal 1996 but increased from 2.9 times for the year earlier period. The quarter-to-quarter decline in inventory turnover primarily relected an increase in component products inventory. This increase principally relected the fulfillment of commitments to acquire semiconductor wafers. These commitments were concluded when wafers were difficult to obtain. Because processed wafers have become more available, SMC received ample supplies during the first quarter. The Company expects to reduce this inventory over the balance of fiscal 1997.

During the first quarter of fiscal 1997, the decrease in inventory turns resulted in the Company's noncompliance with a financial covenant under its $25.0 million line of credit agreement. In connection therewith, the Company obtained waivers from its banks respecting the failure to meet this covenant.

The most significant capital expenditures in the first quarter were $2.1 million for production equipment to be used in SMC's own wafer foundry and $1.3 million for upgrading the Company's information system.

The Company believes that its present working capital position, combined with forecasted cash flow and available borrowing capacity, will be sufficient to meet cash requirements for the next twelve months. Cash flow anticipated from operations, supplemented by borrowings under the revolving credit line, as necessary, is anticipated to be used chiefly to fund capital expenditures during the remainder of fiscal 1997. Capital expenditures expected in fiscal 1997 include upgrading the Company's information system and purchasing various foundry production, design and test equipment.

Factors That May Affect Future Results

Except for the historical information contained in this quarterly report, certain matters discussed herein are forward - looking statements that involve risks and uncertianties. The forward-looking statements contained herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

A number of variables could affect the Company's future operating results, including worldwide demand for personal computers and numerous competitive factors. The Company's most important customers for component products are personal computer producers, and a slowdown in the rate of growth in demand for PC s could affect the Company's growth and intensify competition. The inability to obtain adequate integrated circuit wafers could allow competitors who process wafers internally to gain market share relative to the Company. These competitors may also, more aggressively, reduce product prices.

The Company's adapters are inserted in newly sold and previously installed
PC s, so that the sales growth of PC s influences sales of adapters. Improvements in PC performance require more powerful adapters, and that has led to a shift in the mix of adapters that the Company sells towards the high speed PCI bus and Fast Ethernet adapters. The Company also sells PC cards for portable computers. Product mix, product prices and the acceptance of newly introduced products can be altered by competitors' new products, promotions and pricing.

The Company's product development, sales and marketing progress is dependent on hiring and retaining employees with specific skills. The Company is also dependent on a limited number of suppliers for certain components, assemblies, software and finished products.

High levels of production by PC manufacturers led to an industry-wide shortage of silicon wafer fabrication capacity in fiscal 1996 and 1995. While these shortages eased during the fourth quarter of fiscal 1996, they could occur again and lead to difficulty in securing additional manufacturing capacity, potentially curtailing revenue and profit growth over the remainder of fiscal 1997 and beyond. Alternatively, PC production could weaken, leading customers to cancel or delay orders for the Company's products.

With 57% of the Company's revenues in the first quarter of fiscal 1997 shipped to customers located outside of the United States, global economic conditions and changes in foreign currecny exchange rates can influence the demand for the Company's products.Because of these and other circumstances that could affect the Company's operating results, past financial performance is not necessarily indicative of results to be expected in the future.

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




DATE:  July 12, 1996    /S/                 Anthony M. D'Agostino

                             (Signature)
                            Anthony M. D'Agostino
                        Senior Vice President, Finance
                             and Treasurer
                         (Principal Financial Officer)