Form 10-Q
period 1996-08-31
STANDARD MICROSYSTEMS CORP
filed 1996-10-25
CIK 93384

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                    FORM 10-Q



      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              for the quarterly period ended August 31, 1996

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


              Yes    ____X____                        No   ________

    As of October 11, 1996 there were 13,865,115 shares of the registrant's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)



August 31,  February 29,

1996           1996
Assets

Current assets:
  Cash and cash equivalents                           $ 11,612    $ 18,459
  Accounts receivable, net of allowance for doubtful
    accounts of $1,719 and $1,369, respectively         62,346      55,976
  Inventories                                           67,095      60,408
  Deferred tax benefits                                  8,737       8,607
  Other current assets                                  13,121       5,434

       Total current assets                            162,911     148,884

Property, plant and equipment:

  Land                                                   3,832       3,832
  Buildings and improvements                            27,374      26,839
  Machinery and equipment                              119,023     109,235


150,229     139,906

  Less:  accumulated depreciation                       87,808      79,698

       Property, plant and equipment, net               62,421      60,208


Other assets                                            41,435      51,567


$266,767    $260,659

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                    $ 27,785    $ 30,801
  Accrued expenses and other liabilities                22,264      23,884
  Income taxes payable                                   1,255       1,096

    Total current liabilities                              51,301      55,781

Long-term debt                                           8,000        -

Minority interest in subsidiary                         11,375      11,376

Shareholders' equity:
  Preferred stock, $.10 par value-
    Authorized 1,000,000 shares, none outstanding         -            -
  Common stock, $.10 par value-
    Authorized 30,000,000 shares,
    outstanding 13,856,000 and 13,711,000
    shares, respectively                                 1,386       1,371
  Additional paid-in capital                            86,234      84,737
  Retained earnings                                    102,276     100,217
  Unrealized holding gain, net of tax                    1,624       2,226
  Foreign currency translation adjustment                4,571       4,951

    Total shareholders' equity                            196,091     193,502


$266,767    $260,659

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)



                         Three Months Ended     Six Months Ended

                                                             August 31,
   August 31,

                                                           1996       1995
1996        1995
Revenues                               $99,217    $85,434   $199,289  $157,643

Cost of goods sold                      69,267     62,611    132,463   106,425

Gross profit                            29,950     22,823     66,826    51,218

Operating expenses:

  Research and development               6,168      7,952     12,154    16,188
  Selling, general and administrative   22,398     28,686     48,809    52,191
  Amortization of intangible assets      1,220      3,872      2,460     5,244

                                                           29,786     40,510
 63,423    73,623

Income (loss) from operations              164    (17,687)     3,403   (22,405)

Other income (expense):
  Interest income                          137        112        265       224
  Interest expense                        (244)      (225)      (337)     (453)
  Other income (expense), net              184        (73)       160      (118)

                                                              77       (186)
    88      (347)

Income (loss) before minority interest
  and provision for income taxes           241    (17,873)     3,491   (22,752)

Minority interest in net income
  of subsidiary                              0         36          1        76

Income (loss) before provision
  for income taxes                         241    (17,909)     3,490   (22,828)

Provision for (benefit from)
  income taxes                              99     (5,804)     1,431    (7,722)

Net income (loss)                     $    142   $(12,105)  $  2,059  $(15,106)


Net income (loss) per common and
  common equivalent share             $   0.01   $  (0.91)  $   0.15  $  (1.14)
Weighted average common and common
  equivalent shares outstanding         13,864     13,331     13,836    13,298


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)




Six Months Ended


                           August 31,


                      1996       1995

Cash flows from operating activities:
  Cash received from customers                                       $ 192,646
 $ 185,755
  Cash paid to suppliers and employees                                (200,399)
  (182,492)
  Interest received                                                        260
       219
  Interest paid                                                           (453)
      (599)
  Income taxes paid                                                      2,658
    (3,453)

    Net cash used for operating activities                              (5,288)
      (570)

Cash flows from investing activities:
  Capital expenditures                                                 (9,920)
   (19,717)
  Long-term investment                                                       0
   (13,990)
  Other                                                                    266
        17

    Net cash used for investing activities                             (9,639)
   (33,690)


Cash flows from financing activities:
  Proceeds from issuance of common stock                                   346
       806
  Borrowings under line of credit agreements                            23,950
    28,000
  Repayments of borrowings under line of credit agreements             (15,950)
   (12,000)

    Net cash provided by  financing activities                           8,346
    16,806

Effect of foreign exchange rate changes on cash and cash equivalents      (266)
       (90)

Net decrease in cash and cash equivalents                               (6,847)
   (17,544)

Cash and cash equivalents at beginning of period                        18,459
    29,478


Cash and cash equivalents at end of period                            $ 11,612
  $ 11,934



Reconciliation of net income (loss)
to net cash used for operating activities:

Net income (loss)                                                     $  2,059
 $ (15,106)
Adjustments to reconcile net income (loss) to net cash

 used for operating activities:

  Depreciation and amortization                                         11,062
    10,621
  Other adjustments, net                                                   812
       492

  Changes in operating assets and liabilities:
    Accounts receivable                                                 (6,646)
    28,148
    Inventories                                                         (6,750)
    (6,364)
    Accounts payable and accrued expenses and other liabilities         (5,080)
    (9,502)
    Other changes, net                                                    (745)
    (8,859)

Net cash used for operating activities                                $ (5,288)
  $   (570)

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The interim financial statements furnished reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the Company's financial position and results of operations for the three and six month periods ended August 31, 1996. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended February 29, 1996.


2. Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

                                   Aug. 31, 1996   Feb. 29, 1996


         Raw Materials       $11,905         $ 9,556
         Work in Process      39,014          34,622
         Finished Goods       16,176          16,230

                                     $67,095         $60,408


3.      Commitments and Contingencies

    In September 1996, the Company reached an agreement with Penril DataComm Networks, Inc., to settle a legal action initiated by Penril in June 1993. In 1990 and 1991, Penril had entered into technology and product agreements with Sigma Networks Systems, Inc., which was subsequently acquired by SMC in December 1992. Sigma became a wholly-owned subsidiary and was renamed SMC Enterprise Networks, Inc. In January 1996, SMC sold the business of SMC Enterprise Networks to Cabletron Systems Inc.

    In June 1993, Penril commenced an action, asserting claims against SMC, SMC Enterprise Networks and certain officers of SMC Enterprise Networks. SMC asserted counterclaims against Penril. All of these claims related to disputed interpretations of rights and obligations under the agreements that Sigma executed in 1990 and 1991, prior to its acquisition by SMC.

    SMC and Penril agreed to a settlement under which all claims of both parties are to be dismissed, with prejudice. As a result, SMC anticipates a charge to pretax earnings of approximately $4 million in the third quarter of fiscal 1997.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

The following table presents the Company's Consolidated Statements of Income, as percentages of revenues, for the three and six month periods ended August 31, 1996 and 1995:

                                                              3  Months
 6  Months
                                                           1996     1995
1996    1995

Revenues                               100.0%   100.0%    100.0%  100.0%
Cost of goods sold                      69.8     73.3      66.5    67.5

Gross profit                            30.2     26.7      33.5    32.4

 Research and development                6.2      9.3       6.1    10.3
 Selling, general and administrative    22.6     33.6      24.5    33.1
 Amortization of intangible assets       1.2      4.5       1.2     3.3

Total operating expenses                30.0     47.4      31.8    46.7

Income (loss) from operations            0.2    (20.7)      1.7   (14.2)

Other income (expense), net              0.0     (0.2)      0.1    (0.2)

Income (loss) before minority
  interest and taxes                     0.2    (20.9)      1.8   (14.4)

Minority interest in net income
  of subsidiary                          0.0      0.1       0.0     0.1

Income (loss) before provision
  for income taxes                       0.2    (21.0)      1.8   (14.5)

Provision for (benefit from)
  income taxes                           0.1     (6.8)      0.8    (4.9)

Net income (loss)                        0.1%   (14.2)%     1.0%   (9.6)%


Results of Operations by Industry Segment

The following table presents the Company's revenues and operating income by industry segment for the three and six month periods ended August 31, 1996 and 1995 (in millions):

                                       3 Months             6 Months
                                     1996     1995        1996     1995

Component products
    Integrated circuit revenues        $45.0     $28.6     $ 95.0    $56.2
    Foundry device revenues              4.7       3.4       10.7      5.8

    Total component products revenues  $49.7     $32.0     $105.7    $62.0
    Operating income                     4.0       8.6       16.2     17.1

    % of revenues                        8.2%     26.9%      15.3%    27.6%

System products
    Adapter revenues                   $35.6     $35.2     $ 66.3    $66.7
    Hub and switch revenues              9.9      13.6       18.8     21.1

    Total system products revenues     $45.5     $48.8     $ 85.1    $87.8
    Operating income                     1.6     (19.0)      (1.8)   (28.6)

    % or revenues                        3.4%    (38.9)%     (2.1)%  (32.6)%

Toyo Microsystems Corporation
    Revenues                            $4.0      $4.6       $8.5     $7.8
    Operating income                      -        0.2         -       0.3

    % of revenues                         -        3.6 %       -       4.1%

General, corporate and other
 operating income (loss)            ($5.4)    ($7.4)    ($11.0)  ($11.3)

Standard Microsystems Corporation conducts its operations primarily through the Component Products Division and the System Products Division. The Component Products Division designs, produces and markets very-large-sale-integrated circuits, mainly for control of various personal computer functions, and specialized semiconductor-related products that are produced in SMC's own foundry. The System Products Division designs, produces and markets products that connect personal computers to, and allow communications over, local area networks (LANs). The Company's subsidiary, Toyo Microsystems Corporation (TMC), sells component and system products in the Japanese market.

Revenue transfers between industry segments are excluded from the above figures. The majority of these transfers consist of component and system products shipped to TMC for resale in Japan.

Revenues

The Company's revenues rose 16.1% in the second quarter of fiscal 1997 from the year-earlier level as a 55.1% increase in component products' revenues more tahn offset a 6.8% decrease in system products' revenues as wll as a 12.6% decrease in TMC's revenues. In the first half of fiscal 1997, the Company's revenues rose 26.4% as a 70.4% increase in component products' revenues, as well as a 9.3% increase in TMC's revenues, more than offset a 3.1% decrease in system products' revenues.

In the second quarter of fiscal 1997, the Company's revenues declined
0.9% from the first quarter of fiscal 1997 as an 11.3% decrease in component products' revenues as well as an 11.5% decrease in TMC's revenues barely offset a 15.2% increase in system products' revenues.

Compared to year-earlier results, component products' revenue growth in the second quarter and first half of fiscal 1997 continued to be led by increased shipments of personal computer input/output (PC I/O) integrated circuits. Sales growth of Ultra I/O, the newest generation of PC I/O, devices more than offset sales declines of the mature Super I/O class of circuit. When comparing the revenue decline in the second quarter from the first quarter of fiscal 1997, increased Ultra I/O sales were unable to offset a sharp decline in Super I/O sales. Lower selling prices and unit shipments led to decline.

In addition, a device used in inkjet printer carttridges, that is produced in SMC's own wafer foundry, has contributed revenue gains over year-earlier periods. Comprising most of foundry device shipments, this device is sold principally to a single customer who reduced orders in the second quarter of fiscal 1997. SMC expects further declines in orders and revenues from this customer during the remainder of the year.

During the fourth quarter of fiscal 1996, SMC received initial wafers from two suppliers under the programs discussed in the Wafer Purchase Agreements section below. The Company also received initial wafers from other suppliers, requiring no specific investment. All of these sources contributed to an increase in second quarter and first half component products revenues over the year earlier levels.

Relative to year-earlier results, system products' lower revenues reflected decreased hub and LAN switch revenues, due primarily to the January
1996 sale of the Enterprise Networks Business Unit (ENBU) to Cabletron Systems, Inc. ENBU's revenues were approximately
$4 million in the second quarter and $7 million in the first half of fiscal 1996. Compared to year-earlier results Network interface card
(adapter) revenues, changed very little reflecting slightly higher unit shipments in the second quarter and slightly lower unit shipments in the first half. Results were improved by a shift in product mix toward Fast Ethernet and Ethernet PCI-bus adapters, with higher selling prices than most other Ethernet adapters.
As a result, average selling prices (ASPs) fell only modestly from year-earlier levels.

Higher Fast Ethernet adapter, Ethernet PCI-bus adapter and new Ethernet switch shipments were primarily responsible for the increase in system products' revenues in the second quarter over the first quarter of fiscal 1997.

TMC's second quarter revenue decline came from both lower component and system products shipments. First half growth came solely from increased integrated circuit revenues, principally PC I/O devices, as networking product revenues declined.

The following table presents the Company's revenues by geographic area as percentages of total revenues from unaffiliated customers. All but Japan
(TMC), within the category Revenues outside the United States, are considered export revenues shipped from U.S. operations.

                                         3 Months            6 Months
Periods ended August 31,              1996     1995       1996      1995
United States                            50.3%    46.5%      46.5%     43.6%

Asia and Pacific Rim                  29.2     24.9       33.2      25.2
Europe                                12.4     17.7       12.0      20.4
Canada                                 2.5      3.0        2.3       3.2
Other                                  1.6      2.5        1.7       2.7
Export revenues                       45.7     48.1       49.2      51.5
Japan (TMC)                            4.0      5.4        4.3       4.9
Revenues outside the United States    49.7     53.5       53.5      56.4
Total Revenues                       100.0%   100.0%     100.0%    100.0%

United States revenues increased 25.8% in the second quarter and 35.0% in the first half of fiscal 1997 over year-earlier levels.
The increases in both periods were largely from shipments of component products, principally PC I/O and foundry products. System products' second quarter fiscal 1997 domestic revenues declined reflecting sale of the Enterprise Networks Business Unit. A first half increase primarily reflected a first quarter improvement as year earlier results had been impeded by the liquidation of excess distributor inventories.

International revenues increased 8.1 % in the second quarter and 20.0% in the first half of fiscal 1997 over year-earlier results.
Asian and Pacific Rim revenues grew 36.3% in the second quarter and 67.3% in the first half largely because component products' domestic branded customers increased the proportion of PCs produced in offshore factories and demand grew from a major Asian-based PC producer. European revenues fell 18.9% in the second quarter and 25.4% in the first half, chiefly reflecting a decline in system products' revenues from its major international market. This decline reflected the absence of the divested
ENBU product line.

Gross Profit

The gross profit margin increased to 30.2% for the second quarter of fiscal 1997 from 26.7% for the second quarter of fiscal 1996. For the first half of fiscal 1997, the gross profit margin increased to 33.5% from 32.5% a year earlier. The principal factor contributing to the gross margin improvement was an $11.8 million charge to cost of goods sold to reduce the carrying value of certain system products inventory in the second quarter of fiscal 1996. That charge reduced gross margins by 13.7 percentage points in the second quarter and 7.5 percentage points in the first half of fiscal 1996.

Offsetting the favorable impact from the absence of the inventory charge was:
(I) reduced margins of PC I/O integrated circuits derived from low yields of a new Ultra I/O device and sharply reduced ASPs for the Super I/O generation products and (ii) lower margins from greater competition for foundry products.

Operating Expenses

Research and development expenses declined 22.4% to $6.2 million in the second quarter of fiscal 1997 from $8.0 million in the year earlier period. For the first half of fiscal 1997, R&D expenses declined 24.9% to $12.2 million from $16.2 million a year earlier. The decline reflected elimination of the divested ENBU's expenditures, partially offset by higher R&D spending for component products and the remaining networking products business.

Selling, general and administrative expenses decreased 21.9% to $22.4 million in the second quarter of fiscal 1997, compared to $28.7 million in the year earlier period. For the first half of fiscal 1997, S,G&A expenses declined to 6.5% to $48.8 million from $52.2 million a year earlier. In the year earlier second quarter, the Company incurred a severance related benefit charge of $2.5 million. Consequently, the lower spending in fiscal 1997 resulted chiefly from the absence of the severance charge and lower selling and marketing costs reflecting elimination of the divested ENBU's expenditures. These reductions were partially offset by increased spending to support higher component products revenues and costs related to a new client/server information system.

Amortization of intangible assets decreased 68.5% in the second quarter and 53.1% in the first half of fiscal 1997 from comparable year earlier periods. In the year earlier second quarter, the Company incurred a $2.4 million write-down of previously acquired LAN technology to its estimated realizable value. Consequently, the lower amortization in fiscal 1997 resulted chiefly from the absence of the write-down and also reflected benefits from an accelerated write-off of certain assets during fiscal 1996 that reduced the rate of quarterly amortization in succeeding periods.

Operating Profits

In the second quarter of fiscal 1997, the company reported an operating profit of $0.2 million which compared to an operating loss of $17.7 a year earlier. In the first half of fiscal 1997, the company reported an operating profit of $3.4 million which compared to an operating loss of $22.4 a year earlier. The major contributors to the improvement were the absence of special charges, elimination of losses from the divested ENBU and higher component products revenues. These benefits were partially offset by lower gross profit margins for component products and higher information systems costs.

Other Income and Expense

In the second quarter and first half of fiscal 1997, Other income (expense), net improved by $0.26 million and $0.44 million over the respective year earlier periods, attributed principally to lower interest charges from lower average loan balances during the period.

Income Taxes

In the second quarter and first half of fiscal 1997, income taxes were provided at the Company's expected effective rate for fiscal 1997 of 41.0%. In fiscal 1996, income taxes were provided at a rate of 32.4% for the second quarter and at 33.8% for the first half. The Company's effective income tax rate primarily reflects statutory rate and non-deductible goodwill amortization. The change in the effective income tax rate from a year earlier relects the relationship of the non-deductible items to the Company's pretax income in fiscal 1997 and pretax loss in fiscal 1996.

Wafer Purchase Agreements

During fiscal 1996, the Company purchased $16.0 million of wafer fabrication equipment for installation in a semiconductor plant owned by Lucent Technologies' (formerly AT&T Corp.) Microelectronics Business Unit in Madrid, Spain. The agreement, under which the equipment was purchased, allocates sub-micron wafer production capacity to the Company for five years beginning in March 1996.

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

Liquidity and Capital Resources

The Company's working capital increased to $111.6 million at August 31, 1996, from $93.1 million at the end of fiscal 1996. The increase in working capital primarily reflected increases of $7.4 million in accounts receivable, $6.5 million in inventories and $7.7 million in other current assets and a decrease of $4.5 million in current liabilities, partially offset by a decrease of $7.8 million in cash and cash equivalents.

For reasons described below, during the first half of fiscal 1997, the decrease in cash and cash equivalents to $11.6 million primarily reflected financing capital expenditures of $9.9 million and the increase in inventories and accounts receivable, partially offset by an increase in long-term debt of $8.0 million.

During the second quarter of fiscal 1997, days sales outstanding (DSOs) increased to 57 days from 54 in the fourth quarter of fiscal 1996 and 50 in the second quarter of fiscal 1996. The increased DSOs and receivables in the second quarter of fiscal 1997 reflected a greater percentage of sales occurring toward the end of the quarter when compared to the preceding periods.

Cost of goods sold divided by inventory increased to 4.1 times, annualized, for the second quarter of fiscal 1997 from 4.0 times for the fourth quarter of fiscal 1996 and decreased from 4.8 times for the year earlier period. The decrease in inventory turnover from the year earlier quarter primarily reflected year-earlier cost of goods sold that were inflated by the $11.8 million inventory charge. Adjusting year-earlier cost of goods sold by eliminating that charge, reduces inventory turnover for the year-earlier quarter to 3.9 times.

During the first quarter of fiscal 1997, a decrease in inventory turns resulted in the Company's non-compliance with a financial condition covenant under its $25.0 million line of credit agreement. In connection therewith, the Company obtained waivers from its banks respecting the failure to meet this covenant. As a result of the improvement in inventory turns, the Company is in compliance with all financial condition covenants at August 31, 1996.

Of $9.9 million of capital expenditures in the first half of fiscal 1997, the most significant items were $3.0 million for upgrading the Company's information system and $2.9 million for production equipment for SMC's own wafer foundry.

In September 1996, the Comapny reached an agreement with Penril
DataComm Networks, Inc., to settle a legal action initiated by Penril
in June 1993.   As a result, SMC anticipates a charge to pretax
earnings of approximately $4 million in the third quarter of fiscal 1997.

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

Factors That May Affect Future Results

Except for the historical information contained in this quarterly report, certain matters discussed herein are forward-looking statements that involve risks and uncertainties. The forward-looking statements contained herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Variables that affect the Company's future operating results include product selling prices and costs, worldwide demand for personal computers and numerous competitive factors. ASPs for the Company's products generally
decline from period to period.   The Company attempts to offset this trend
by reducing manufacturing costs by a comparable amount and introducing products with a higher value. The ability to succeed in these tasks is a key determinant to the Company's gross profit margins.

The Company's most important customers for component products are personal computer producers, and a slowdown in the rate of growth in demand for Pcs could affect the Company's growth and intensify competition. The inability to obtain adequate integrated circuit wafers could allow competitors who process wafers internally to gain market share relative to the Company. These competitors may also, more aggressively, reduce product selling prices.

The Company's adapters are inserted in newly sold and previously installed PCs, so that the sales growth of PCs influences sales of adapters as well. Improvements in PC performance require more powerful adapters, and that has led to a shift in the mix of adapters that the Company sells toward the high speed PCI bus and Fast Ethernet adapters. The Company also sells PC cards for portable computers. Product mix, product selling prices and the acceptance of newly introduced products can be altered by competitors' new products, promotions and pricing.

The Company's product development, sales and marketing progress is dependent on hiring and retaining employees with specific skills. The Company is also dependent on a limited number of suppliers for certain components, assemblies, software and finished products.

High levels of production by PC manufacturers led to an industry-wide shortage of silicon wafer fabrication capacity in fiscal 1996 and 1995. While these shortages eased during the fourth quarter of fiscal 1996, they could occur again and lead to difficulty in securing additional manufacturing capacity, potentially curtailing revenue and profit growth over the remainder of fiscal 1997 and beyond. Alternatively, PC production could weaken, leading customers to hold excess inventories of components and other parts, resulting in canceling or rescheduling orders for the Company's products.

With 53.5% of the Company's revenues in the first half of fiscal 1997 shipped to customers located outside of the United States, global economic conditions and changes in foreign currency exchange rates can influence the demand for the Company's products. Because of these and other circumstances that could affect the Company's operating results, past financial performance is not necessarily indicative of results to be expected in the future.

                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    As set forth in Note 3 to Consolidated Financial Statements, in June 1993, Penril DataComm Networks, Inc. commenced an action in a Maryland state court against SMC, its wholly owned subsidiary SMC Enterprise Networks, Inc. (successor by merger to Sigma Networks Systems, Inc.), and two former officers of Sigma, alleging breach of agreements between Penril and Sigma made before SMC acquired Sigma. SMC asserted counterclaims against Penril. Denying liability for the claims respectively made against them, the parties settled this litigation in September 1996, and agreed to dismiss all claims with prejudice. SMC anticipates, as a result, that it will record a $4 million pretax charge for the third 1997 fiscal quarter.

Item 4. Submission of Matters to a Vote of Security Holders

    The following matters were submitted to a vote of security holders at the Registrant's annual meeting of shareholders which was held on July 22, 1996.

    The following were elected directors, each receiving the number of votes set opposite his name:


Broker
                                         For        Withheld    Non-votes

      Evelyn Berezin       11,380,459    858,151        -0-
      Peter F. Dicks       11,378,326    860,284        -0-
      James R. Berrett     11,396,449    842,161        -0-
      Kathleen B. Earley   11,387,663    850,947        -0-


      The 1996 Stock Option Plan was approved and adopted by the following vote:


Broker
              For        Against      Abstain    Non-votes

                  5,620,921    1,757,350     106,615   4,753,724

    At the meeting, the selection of Arthur Andersen LLP as the Company's auditors for the current year was ratified by the following vote:



Broker
              For        Against      Abstain    Non-votes

              11,790,442      402,889       41,739       3,540

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




              STANDARD MICROSYSTEMS CORPORATION
                    (Registrant)




DATE:  October 11, 1996    /S/                 Anthony M. D'Agostino

                                                                          (Signa
ture)
                                                                  Anthony M.
D'Agostino
                                                             Senior Vice
President, Finance
                                                                          and
Treasurer
                                                              (Principal
Financial Officer)