Form 10-Q
period 1996-11-30
STANDARD MICROSYSTEMS CORP
filed 1997-01-14
CIK 93384

SECURITIES AND EXCHANGE COMMISSION
			 WASHINGTON, D.C.  20549


			     FORM 10-Q



      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		     SECURITIES EXCHANGE ACT OF 1934

	     for the quarterly period ended November 30, 1996

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


		Yes    ____X____                        No   ________

    As of January 13, 1997 there were 13,916,781 shares of the registrant's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)


						     November 30,  February 29,
							1996           1996
Assets

Current assets:
  Cash and cash equivalents                           $ 10,207    $ 18,459
  Accounts receivable, net of allowance for doubtful
    accounts of $1,883 and $1,369, respectively         52,751      55,976
  Inventories                                           69,269      60,408
  Deferred tax benefits                                  9,184       8,607
  Other current assets                                  14,131       5,434

       Total current assets                            155,542     148,884

Property, plant and equipment:

  Land                                                   3,832       3,832
  Buildings and improvements                            28,034      26,839
  Machinery and equipment                              123,600     109,235

						       155,466     139,906

  Less:  accumulated depreciation                       92,187      79,698

       Property, plant and equipment, net               63,279      60,208


Other assets                                            41,913      51,567

						      $260,734    $260,659

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                    $ 37,109    $ 30,801
  Accrued expenses and other liabilities                20,183      23,884
  Income taxes payable                                     153       1,096

	Total current liabilities                       57,445      55,781


Minority interest in subsidiary                         11,386      11,376

Shareholders' equity:
  Preferred stock, $.10 par value-
    Authorized 1,000,000 shares, none outstanding         -           -
  Common stock, $.10 par value-
    Authorized 30,000,000 shares,
    outstanding 13,898,000 and 13,711,000
    shares, respectively                                 1,390       1,371
  Additional paid-in capital                            86,837      84,737
  Retained earnings                                     98,422     100,217
  Unrealized holding gain, net of tax                    1,195       2,226
  Foreign currency translation adjustment                4,073       4,951
  Treasury stock                                           (14)       -

	Total shareholders' equity                     191,903     193,502

						      $260,734    $260,659

Interim figures are subject to independent year-end audit.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)



				      Three Months Ended     Nine Months Ended

					  November 30,           November 30,

					 1996       1995       1996      1995
Revenues                               $93,769   $ 90,570   $293,057  $248,213

Cost of goods sold                      65,421     52,914    197,884   159,339

Gross profit                            28,348     37,656     95,173    88,874

Operating expenses:

  Research and development               7,118      7,749     19,272    23,937
  Selling, general and administrative   22,244     27,468     71,053    79,659
  Amortization of intangible assets      1,160      1,572      3,620     6,816

					30,522     36,789     93,945   110,412

Income (loss) from operations           (2,174)       857      1,228   (21,538)

Other income (expense):
  Interest income                          154         74        420       299
  Interest expense                        (151)      (325)      (488)     (778)
  Litigation settlement                 (4,057)         -     (4,057)        -
  Other income (expense), net              (15)       (23)       145      (141)

					(4,069)      (274)    (3,980)     (620)

Income (loss) before minority interest
  and provision for income taxes        (6,243)       593     (2,752)  (22,158)

Minority interest in net income
  of subsidiary                             10         76         10       153

Income (loss) before provision
  for income taxes                      (6,253)       517     (2,762)  (22,311)

Provision for (benefit from)
  income taxes                          (2,399)       214       (967)   (7,508)

Net income (loss)                      $(3,854)  $    303   $ (1,795) $(14,803)


Net income (loss) per common and
  common equivalent share              $ (0.28)  $   0.02   $ ( 0.13) $  (1.11)
Weighted average common and common
  equivalent shares outstanding         13,877     13,519     13,817    13,325

Interim figures are subject to independent year-end audit.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


								    Nine Months Ended

								      November 30,

								     1996        1995

Cash flows from operating activities:
  Cash received from customers                                   $ 295,680   $ 273,037
  Cash paid to suppliers and employees                            (280,150)   (262,355)
  Interest received                                                    414         290
  Interest paid                                                       (611)       (957)
  Income taxes paid                                                 (1,380)     (3,470)
  Cash paid for litigation settlement                               (4,057)          -

    Net cash provided by operating activities                        9,896       6,545

Cash flows from investing activities:
  Capital expenditures                                             (16,289)    (28,231)
  Investment in Chartered Semiconductor Pte Ltd.                         -     (13,990)
  Investment in Accelerix Incorporated                              (1,434)          -
  Other                                                               (291)         44

    Net cash used for investing activities                         (18,014)    (42,177)


Cash flows from financing activities:
  Proceeds from issuance of common stock                               434       1,168
  Borrowings under line of credit agreements                        26,610      32,000
  Repayments of borrowings under line of credit agreements         (26,610)    (14,000)

    Net cash provided by  financing activities                         434      19,168

Effect of foreign exchange rate changes
    on cash and cash equivalents                                      (568)       (420)

Net decrease in cash and cash equivalents                           (8,252)    (16,884)

Cash and cash equivalents at beginning of period                    18,459      29,478


Cash and cash equivalents at end of period                       $  10,207   $  12,594



Reconciliation of net loss
to net cash provided by operating activities:

Net loss                                                         $  (1,795)  $ (14,803)
Adjustments to reconcile net loss to net cash
 provided by operating activities:

  Depreciation and amortization                                     16,851      14,988
  Other adjustments, net                                             1,292         968

Changes in operating assets and liabilities:
    Accounts receivable                                              2,602      24,696
    Inventories                                                     (8,995)     (4,458)
    Accounts payable and accrued expenses and other liabilities      3,276      (4,577)
    Other changes, net                                              (3,335)    (10,269)

Net cash provided by operating activities                        $   9,896   $   6,545

Interim figures are subject to independent year-end audit.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The interim financial statements furnished reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the Company's financial position and results of operations for the three and nine month periods ended November 30, 1996. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended February 29, 1996.


2. Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

				 Nov. 30, 1996   Feb. 29, 1996


		Raw Materials       $10,703         $ 9,556
		Work in Process      35,577          34,622
		Finished Goods       22,989          16,230

				    $69,269         $60,408


3.      Commitments and Contingencies

	In September 1996, the Company reached an agreement with Penril DataComm Networks, Inc., to settle a legal action initiated by Penril in June 1993. In 1990 and 1991, Penril had entered into technology and product agreements with Sigma Networks Systems, Inc., which was subsequently acquired by SMC in December 1992. Sigma became a wholly-owned subsidiary of SMC and was renamed SMC Enterprise Networks, Inc. In January 1996, SMC sold the business of SMC Enterprise Networks to Cabletron Systems Inc.

	SMC and Penril agreed to a settlement under which all claims of both parties were dismissed, with prejudice. As a result, SMC recorded a $4.1 million pretax charge in the third quarter of fiscal 1997.

4.      Long-term Debt

	During the third quarter of fiscal 1997, the Company obtained waivers respecting the failure to meet a financial condition covenant under its $25.0 million line of credit agreement.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

The following table presents the Company's Consolidated Statements of Income, as percentages of revenues, for the three and nine month periods ended November 30, 1996 and 1995:

					  3  Months          9  Months
Periods ended November 30,              1996     1995      1996    1995

Revenues                               100.0%   100.0%    100.0%  100.0%
Cost of goods sold                      69.8     58.4      67.5    64.2

Gross profit                            30.2     41.6      32.5    35.8

 Research and development                7.6      8.6       6.6     9.7
 Selling, general and administrative    23.7     30.3      24.3    32.1
 Amortization of intangible assets       1.2      1.7       1.2     2.7

Total operating expenses                32.5     40.6      32.1    44.5

Income (loss) from operations           (2.3)     1.0       0.4    (8.7)

Other income (expense), net             (4.4)    (0.3)     (1.3)   (0.2)

Income (loss) before minority
  interest and taxes                    (6.7)     0.7      (0.9)   (8.9)

Minority interest in net income
  of subsidiary                           -       0.1        -      0.1

Income (loss) before provision
  for income taxes                      (6.7)     0.6      (0.9)   (9.0)

Provision for (benefit from)
  income taxes                          (2.6)     0.3      (0.3)   (3.0)

Net income (loss)                       (4.1)%    0.3 %    (0.6)%  (6.0)%


Results of Operations by Industry Segment

The following table presents the Company's revenues and operating income by industry segment for the three and nine month periods ended November 30, 1996 and 1995 (in millions):

					 3 Months           9 Months
Periods ended November 30,             1996    1995       1996     1995

Component products
 Integrated circuit revenues          $43.7    $28.9     $138.8   $ 85.1
 Foundry device revenues                1.9      4.7       12.6     10.5

 Total component products revenues    $45.6    $33.6     $151.4   $ 95.6
 Operating income                       5.0      9.1       21.2     26.2

 % of revenues                         10.9 %   27.0 %     14.0 %   27.4 %

System products
 Adapter revenues                     $32.7    $40.8     $ 99.0   $107.5
 Hub and switch revenues               10.6     11.2       29.4     32.3

 Total system products revenues       $43.3    $52.0     $128.4   $139.8
 Operating loss                        (2.0)    (4.4)      (3.8)   (33.0)

 % or revenues                         (4.7)%   (8.5)%     (3.0)%  (23.6)%

Toyo Microsystems Corporation
 Revenues                             $ 4.8    $ 5.0     $ 13.3   $ 12.8
 Operating income                        -       0.4         -       0.7

 % of revenues                          0.7 %    7.4 %      0.2 %    5.4 %

General, corporate and other
 Operating expenses and other        ($ 5.2)  ($ 4.2)   ($ 16.1) ($ 15.4)

Standard Microsystems Corporation conducts its operations primarily through the Component Products Division and the System Products Division. The Component Products Division designs, produces and markets very-large-scale-integrated circuits, mainly for control of various personal computer functions, and specialized semiconductor-related products that are produced in SMC's own foundry. The System Products Division designs, produces and markets products that connect personal computers to, and allow communications over, local area networks (LANs). The Company's subsidiary, Toyo Microsystems Corporation (TMC), sells component and system products in the Japanese market.

Transfers between industry segments are excluded from the above figures. The majority of these transfers consist of component and system products shipped to TMC for resale in Japan.


Revenues

The Company's revenues rose 3.5% in the third quarter of fiscal 1997 from the year-earlier level as a 36.1% increase in component products' revenues more than offset a 16.7% decrease in system products' revenues as well as a 3.8% decrease in TMC's revenues. In the first nine months of fiscal 1997, the Company's revenues rose 18.1% as a 58.3% increase in component products' revenues, as well as a 4.2% increase in TMC's revenues, more than offset an 8.2% decrease in system products' revenues.

In the third quarter of fiscal 1997, the Company's revenues declined
5.5% from the second quarter of fiscal 1997 reflecting an 8.1% decrease in component products' revenues and a 4.9% decrease in system products' revenues that were partially offset by a 20.1% increase in TMC's revenues.

Compared to year-earlier results, component products' revenue growth in the third quarter of fiscal 1997 continued to be led by increased shipments of personal computer input/output (PC I/O) integrated circuits. Sales growth of the Ultra I/O generation of PC I/O devices more than offset sales declines of the mature Super I/O class of circuits. Compared to the second quarter of fiscal 1997, increased third quarter Ultra I/O and Super I/O revenues were unable to offset declines in sales of other integrated circuits and foundry devices. During the first nine months of fiscal 1997, revenues grew from year-earlier levels for all classes of SMC component products.

A device used in inkjet  printer cartridges accounts for most
foundry device shipments.   This part is sold principally to a single
customer who canceled orders in the third quarter of fiscal 1997.
SMC expects no recovery in revenues from this customer in the near term.

During the fourth quarter of fiscal 1996, SMC received initial wafers from two suppliers under the programs discussed in the Wafer Purchase Agreements section below. The Company also received initial wafers from other suppliers. These sources enabled integrated circuit revenues to increase in the third quarter and first nine months over the year-earlier periods, during which time, integrated circuit revenues were constrained by capacity shortages.

Relative to year-earlier third quarter and nine month results, system products' lower revenues primarily reflected decreased unit shipments of Ethernet ISA-bus adapters and reduced LAN switch sales. Increased Ethernet PCI-bus adapter and Fast Ethernet adapter and stackable hub revenues partially offset other system products' revenue declines. The shift in product mix toward Fast Ethernet adapters, with higher selling prices than other Ethernet adapters, moderated the decline in average selling prices. The decline in LAN switch revenues was due primarily to the January 1996 sale of the Enterprise Networks Business Unit (ENBU) to Cabletron Systems, Inc. ENBU's revenues were approximately $5 million in the third quarter and $12 million in the first nine months of fiscal 1996.

Reduced shipments of older Ethernet and other technology adapter products were responsible for the majority of the decline in adapter shipments in the third quarter from the second quarter of fiscal 1997.
Higher Fast Ethernet adapter shipments were a partial offset. New Fast Ethernet stackable hub shipments were primarily responsible for the increased hub and switch revenues in the third quarter over the second quarter of fiscal 1997.

Compared to year-earlier results, TMC's third quarter revenue decline came from both lower system products shipments, principally adapter products. Higher component products revenues offset most of the system products decline. First nine month revenue growth came from increased integrated circuit shipments, principally PC I/O devices, as networking product revenues declined.

The following table presents the Company's revenues by geographic area as percentages of total revenues from unaffiliated customers. Within the category Revenues outside the United States, all but Japan (TMC) revenues are considered export revenues from U.S. operations.

					 3 Months            9 Months
Periods ended November 30,            1996     1995       1996      1995
United States                         47.4%    46.5%      46.6%     44.7%
Asia and Pacific Rim                  29.4     20.5       32.8      23.4
Europe                                15.3     21.4       13.3      20.7
Canada                                 1.9      3.4        1.4       3.3
Other                                  0.9      2.7        1.4       2.7
Export revenues                       47.5     48.0       48.9      50.1
Japan (TMC)                            5.1      5.5        4.5       5.2
Revenues outside the United States    52.6     53.5       53.4      55.3
Total Revenues                       100.0%   100.0%     100.0%    100.0%

United States revenues increased 7.0% in the third quarter and 24.4% in the first nine months of fiscal 1997 over year-earlier levels. The increases in both periods were largely from shipments of component products, principally PC I/O integrated circuits.
System products' third quarter fiscal 1997 domestic revenues declined reflecting the ENBU sale. An increase in System products' first nine months domestic revenues primarily reflected a first quarter improvement as year earlier results had been impeded by the liquidation of excess distributor inventories.

International revenues increased 3.4 % in the third quarter and 14.1% in the first nine months of fiscal 1997 over year-earlier results.
Asian and Pacific Rim revenues grew 50.7% in the third quarter and 62.0% in the first nine months largely because component products' domestic branded customers increased the proportion of PCs produced in offshore factories and demand grew from a major Asian-based PC producer. Asian and Pacific Rim revenues did, however, decline from the level of the second quarter. European revenues fell 25.1% in the third quarter and 25.3% in the first nine months, chiefly reflecting a decline in system products' revenues from its major international market. This decline reflected the absence of the divested ENBU product line.

Gross Profit

The gross profit margin decreased to 30.2% for the third quarter of fiscal 1997 from 41.6% for the third quarter of fiscal 1996. For the first nine months of fiscal 1997, the gross profit margin decreased to 32.5% from 35.8% a year earlier. The principal factors contributing to the gross margin decrease were:

 - sharply reduced average selling prices for the Super I/O generation of PC I/O products
 - greater competition for foundry products and reduced revenues to cover manufacturing overhead
 - a shift in system products' revenue mix to lower margined  products.

The year-to-year decline in nine month gross profit would have been greater except for an $11.8 million charge to cost of goods sold to reduce the carrying value of certain system products inventory in the second quarter of fiscal 1996. That charge reduced gross margins by 4.8 percentage points in the first nine months of fiscal 1996.


Operating Expenses

Research and development expenses declined 8.1% to $7.1 million in the third quarter of fiscal 1997 from $7.7 million in the year earlier period. For the first nine months of fiscal 1997, R&D expenses declined 19.5% to $19.3 million from $23.9 million a year earlier. The decline reflected elimination of the divested ENBU's expenditures, partially offset by higher R&D spending for component products and the remaining networking products business.

Selling, general and administrative expenses decreased 19.0% to $22.2 million in the third quarter of fiscal 1997, compared to $27.5 million in the year earlier period. For the first nine months of fiscal 1997, SG&A expenses declined to 10.8% to $71.1 million from $79.7 million a year earlier. The lower SG&A costs reflected elimination of the divested
ENBU's expenditures and, for the nine months, absence of severance charges. In the second quarter of fiscal 1996, the Company incurred severance-related charges of $2.5 million. The overall reductions were partially offset by increased spending to support higher component products' revenues and costs related to a new client/server information system.

Amortization of intangible assets decreased 26.2% to $1.2 million in the third quarter and 46.9% to $3.6 million in the first nine months of fiscal 1997 from comparable year earlier periods. The lower amortization reflected benefits from an accelerated write-off of certain assets during fiscal 1996 that reduced the rate of quarterly amortization in succeeding periods and, for the nine months, the absence of a write-down. In the second quarter of fiscal 1996, the Company incurred a $2.4 million write-down of previously acquired LAN technology to its estimated realizable value.

Operating Profits

In the third quarter of fiscal 1997, the Company reported an operating loss of $2.2 million, which compared to an operating profit of $0.9 a year earlier. In the first nine months of fiscal 1997, the Company reported an operating profit of $1.2 million which compared to an operating loss of $21.5 a year earlier. The major contributors to the improvement were:

 - the absence of special charges which primarily hindered system products in fiscal 1996
 - elimination of losses from the divested ENBU
 - higher component product revenues.

These benefits were partially offset by lower gross profit margins for component products and higher information systems costs.

Other Income and Expense

Other income (expense), net was a net expense of $4.1 million in the third quarter and a net expense of $4.0 million in the first nine months of fiscal 1997 compared to net expenses of $0.3 million and $0.6 million in the respective year-earlier periods. The principal difference resulted from a charge for a litigation settlement. In September 1996, the Company reached an agreement with Penril DataComm Networks, Inc., to settle a legal action initiated by Penril in June 1993. As a result, SMC charged $4.1 million to pretax earnings in the third quarter of fiscal 1997.

Income Taxes

In the third quarter income taxes were provided at an effective rate of 38.4% and in the first nine months of fiscal 1997, income taxes were provided at a rate for fiscal 1997 of 35.1%. In fiscal 1996, income taxes were provided at a rate of 41.4% for the third quarter and at 33.7% for the first nine months. The Company's effective income tax rate primarily reflects the statutory rate and nondeductible goodwill amortization.

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

Liquidity and Capital Resources

The Company's working capital increased to $98.1 million at November 30, 1996, from $93.1 million at the end of fiscal 1996. The increase in working capital primarily reflected increases of $8.9 million in inventories and $8.7 in other current assets, partially offset by decreases of $8.3 million in cash and cash equivalents and $3.2 million in accounts receivable and an increase of $1.7 million in current liabilities.

During the first nine months of fiscal 1997, the decrease in cash and cash equivalents to $10.2 million primarily reflected financing capital expenditures of $16.3 million, the increase in inventories and the litigation settlement. The increase in other current assets primarily reflects reclassifying a $7.1 million escrow account from other assets to other current assets in the second quarter. These funds are scheduled to become available during the second quarter of fiscal 1998. The escrow account was established as security for the Company's indemnification obligation when the Enterprise Networks Business Unit was sold to Cabletron Systems, Inc.

Of $16.3 million of capital expenditures in the first nine months of fiscal 1997, the most significant items were $3.0 million for upgrading the Company's information system, and $5.9 million for production equipment for SMC's own wafer foundry and $1.2 million for an integrated circuit tester. Capital expenditures expected during the final quarter of fiscal 1997 will be principally for test and other equipment.

In October 1996, the Company acquired a 19.9% equity interest in privately-held ACCELERIX Incorporated of Carp, Ontario, Canada, for $1.4 million. The Company also entered into an agreement providing SMC with rights to market, second source and enhance ACCELERIX' application specific memory technology.

In November 1996, the Company acquired the Cardbus technology and product line of Databook Inc. of Danvers, Massachusetts. SMC had been a licensee of Databook's Cardbus technology and a second source for a Databook Cardbus host controller chip.

During the third quarter of fiscal 1997, a decrease in cash and accounts receivable and an increase in current liabilities led to the Company's noncompliance with a financial condition covenant under its $25.0 million line of credit agreement. In connection therewith, the Company obtained waivers from its banks respecting the failure to meet this covenant. As a result of this performance and current projections of results for all of fiscal 1997, the Company anticipates that it will fail to be in compliance with other financial condition covenants under its revolving credit agreement. The Company intends to obtain appropriate waivers and is presently renegotiating the terms of its credit agreement with its banks.

Nevertheless, the Company believes that its present cash and cash equivalents position, combined with expected cash flows and borrowings, as necessary, will be sufficient to meet its working capital and capital expenditure requirements for the next twelve months.

Factors That May Affect Future Results

Except for the historical information contained in this quarterly report, certain matters discussed herein are forward-looking statements that involve risks and uncertainties. The forward-looking statements contained herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Variables that affect the Company's future operating results include product selling prices and costs, worldwide demand for personal computers and numerous competitive factors. ASPs for the Company's products generally
decline from period to period.   The Company attempts to offset this trend
by reducing manufacturing costs by comparable amounts and introducing products with higher values. The ability to accomplish these objectives is a key determinant of the Company's gross profit margins.

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

With 53.4% of the Company's revenues in the first nine months of fiscal 1997 shipped to customers located outside of the United States, global economic conditions and changes in foreign currency exchange rates can influence the demand for the Company's products. Because of these and other circumstances that could affect the Company's operating results, past financial performance is not necessarily indicative of results to be expected in the future.

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




DATE:  January 13, 1997    /S/                 Anthony M. D'Agostino

						     (Signature)
					       Anthony M. D'Agostino
					   Senior Vice President, Finance
						     and Treasurer
					    (Principal Financial Officer)