Form 10-K
period 1997-02-28
STANDARD MICROSYSTEMS CORP
filed 1997-06-09
CIK 93384

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K
                                ----------------

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                   For the Fiscal Year Ended February 28, 1997
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                           Commission File No. 0-7422
                                 ---------------
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

                                 (516) 435-6000
              (Registrant's telephone number, including area code)
                               -------------------

           Securities registered pursuant to Section 12(b) of the Act:

         Title of each Class                     Name of each Exchange on
                None                                 which registered
                                                  -----------------------

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.10 par value
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     As of April 30, 1997, 15,448,820 shares of the registrant's common stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $132,242,000.

                        Documents Incorporated Reference
     The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

                           Document                                         Part
Those portions of the registrant's 1997 annual report to shareholders
(the Annual Report") which are specifically identified herein as
incorporated by reference into this Form 10-K.                                II
Those portions of the registrant's proxy statement for the registrant's
1997 Annual Meeting (the "Proxy Statement") which are specifically
identified herein as incorporated by reference into this Form 10-K.          III

                                     PART I
Item 1.  Business.

                                     GENERAL

Standard Microsystems Corporation (the "Company", the "Registrant", or "SMC(R)") is a Delaware corporation, organized in 1971. As used herein, the term "Company" includes the Company's subsidiaries except where the context otherwise requires. The address of the principal executive office of the Company is 80 Arkay Drive, Hauppauge, New York 11788, and its telephone number at that address is 516-435-6000. Toyo Microsystems Corporation, a majority-owned subsidiary located in Tokyo, Japan, markets and sells SMC products in Japan. Through wholly owned subsidiaries listed below, SMC operates branch offices to market and sell its products in the following locations:

         Subsidiary                                   Location

Standard Microsystems Corporation (Asia)    Taipei, Taiwan
SMC Australia Pty. Ltd.                     Sydney, Australia
Standard Microsystems Corporation (Canada)  Oakville, Ontario, Canada
Standard Microsystems (Europe) Ltd.         London, England
SMC France, Inc.                            St. Germain-en-Laye, France
Standard Microsystems GmbH                  Munich, Germany
SMC Massachusetts, Inc.                     Andover, Massachusetts
SMC de Mexico SA de CV                      Mexico DF, Mexico
SMC North America, Inc.                     Various States
SMC Singapore,  Inc.                        Singapore
SMC International Ltd.                      Christ Church, Barbados

                        BUSINESS AND PRODUCT DESCRIPTION

Standard Microsystems conducts its operations primarily through two divisions, the System Products Division and the Component Products DIvision. The System Products Division designs, produces and markets products that connect personal computers (PCs) to, and allow communications over, local area networks (LANs). The Component Products Division designs, produces and markets very-large-scale-integrated (VLSI) circuits primarily for PC input/output (I/O) control, computer and industrial network control. The Division also sells non-semiconductor devices that are produced in the Company's own semiconductor foundry. As a separate profit center, Toyo Microsystems Corporation (TMC), sells the Company's component and system products into the Japanese market.

The Company's fiscal 1997 revenues increased to $354.1 million, from $341.9 million in fiscal 1996, after declining from $378.7 million in fiscal 1995. As a percentage of consolidated revenues, system products declined to 44.5% in fiscal 1997 from 54.6% in fiscal 1996 and

67.7% in fiscal 1995. In contrast, as a percentage of consolidated revenues, component products' revenues increased to 50.6% from 40.5% and 29.2% and TMC's revenues increased to 4.9% from 4.9% and 3.1%.


                                       Revenues By Product Line ($millions)

For the years ended February 28 or 29,         % change       % change
                                         1997   97/96    1996   96/95     1995
System products
   Adapter revenues                    $120.3   -17%    144.5    -29%    $204.9
   Hub and switch revenues               37.2   -11      42.0     19       51.5
--------------------------------------------------------------------------------
   Total system products revenues      $157.5   -16%    186.5    -27%    $256.4
    % of revenues                        44.5 %          54.6%             67.7%
--------------------------------------------------------------------------------
Component products
   Integrated circuit revenues         $164.3    34%    123.0     15%    $106.9
   Foundry device revenues               14.7    -6      15.6    320        3.7
--------------------------------------------------------------------------------
   Revenues                            $179.0    29%    138.6     25%    $110.6
   % of revenues                         50.6%           40.5%             29.2%
--------------------------------------------------------------------------------
Toyo Microsystems Corporation
   Revenues                             $17.6     5%    $16.8     44%     $11.7
   % of revenues                          4.9%            4.9%              3.1%
--------------------------------------------------------------------------------
Standard Microsystems Corporation
    Revenues                           $354.1     4%   $341.9    -10%    $378.7
--------------------------------------------------------------------------------

Business Acquisitions and Divestiture: In November 1996, the Company acquired the Cardbus (PCMCIA) technology and product line of Databook, Inc. of Danvers, Mass. This technology is used in portable and desktop PC's, and has possible new markets such as set-top boxes with cable modems and slots for Ethernet and other PCMCIA cards. Prior to this acquisition, SMC had been a licensee of Databook's Cardbus technology and was a second source for Databook's first Cardbus product, a Cardbus host controller chip with "no compromise" Zoom Video features, the DB87114 "Patriot" chip . This device is now called the SMC34C90 Cardbus Host controller.

In October 1996, the Company acquired a 19.9% equity interest in privately held Accelerix Incorporated of Carp, Ontario, Canada. The Company and Accelerix also entered into an agreement providing the Company with rights to market, second source and enhance Accelerix' application specific memory technology.

In January 1996, SMC and SMC Enterprise Networks, Inc., a wholly-owned subsidiary, sold substantially all the net assets and technology of the Enterprise Networks Business Unit (ENBU) to Cabletron Systems, Inc., for $74.0 million in cash. ENBU had developed, manufactured and sold enterprise-wide switching products for computer networks. The business unit, which was included in SMC's operations for approximately ten months in fiscal 1996, accounted for approximately 4% of consolidated revenues in fiscal 1996 and 6% in fiscal 1995.

In February 1996, SMC acquired the assets and technology of EFAR Microsystems, Inc. of Santa Clara, CA. The transaction was valued at $5.6 million based on the issuance of 240,000 SMC common shares, the assumption of certain liabilities and transaction fees. Nearly all of the purchase price represented purchased in-process technology and was charged to SMC's operations in fiscal 1996. SMC may issue to EFAR additional common stock with a market value of up to $20 million through February 1999, contingent on achieving certain operating results.

           BUSINESS AND PRODUCT DESCRIPTION: SYSTEM PRODUCTS DIVISION

The System Products Division sells LAN products that enable personal computers to be connected to networks and permit communications among LAN users. Connection to a LAN permits a PC user to send messages to and receive messages from other LAN users and share common resources such as printers, disk drives, files and programs. LANs offer individuals the advantages of working at their own PCs and, at the same time, provide an organization with the benefits of connectivity and productivity by allowing multiple users to communicate and share resources. Internetworking, or connecting LANs to each other, allows users to communicate and share resources over a wider sphere.

SMC's LAN products include network interface cards (adapters), wiring hubs and switches, associated software and transceivers that operate over a variety of media including, unshielded twisted pair, shielded twisted pair, coaxial, and optical fiber cabling. The Company provides LAN products for major protocols or technologies used for PC-based LANs: Ethernet, Fast Ethernet, Token Ring, ARCNET(R) and PC Card. After the end of fiscal 1996, SMC introduced its first high-speed asynchronous transfer mode (ATM) adapters. SMC's low-cost, workgroup Ethernet switches accelerate bandwidth by segmenting the network into smaller portions, each of which receives full network bandwidth.

LAN technologies combine hardware and software to control traffic signaling and message passage between PCs and peripheral devices. End users differentiate LAN technologies chiefly based upon speed and volume of data transmitted, installation procedures and equipment cost.

Network Interface Cards (adapters): Installed in a personal computer or workstation, an adapter is a printed circuit board that provides a connection to a LAN over telephone -- unshielded twisted pair (UTP) or shielded twisted pair
(STP) -- wire, coaxial or fiber optic cables. The Company's adapters connect to the communications links or buses internal to a PC. These buses, which allow for transmission of signals in a computer, are known as industry standard architecture (ISA), extended industry standard architecture
(EISA), micro-channel architecture (MCA) and peripheral component interconnect
(PCI). An adapter provides a connector for a cable that plugs into a wall outlet, much as a telephone cable connects to a wall outlet. For its Ethernet, Fast Ethernet and Token Ring adapters, SMC provides software for communicating over and diagnosing a network, installing an adapter and collecting data for managing a network.

During fiscal 1997, SMC entered the ATM (Asynchronous Transfer Mode) market with its 155 Mbps ATM Power155TM adapters. These adapters support PCI, SBus and EISA Bus workstations and desktop computers.

In fiscal 1997, Ethernet (including PC Card and Fast Ethernet) adapters accounted for approximately 93% of SMC's adapter revenues, compared to 92% in fiscal 1996. Token Ring adapters fell to approximately 5% of adapter revenues in fiscal 1997 from 6% in fiscal 1995. ARCNET adapters accounted for the remainder of revenues.

Wiring Hubs and LAN Switches: LAN cables, beginning at the adapter connector, are usually linked to a centrally located wiring hub. The hub passes along and boosts signals from one computer or port on a LAN to one or more other ports. Wiring hubs are called concentrators for Ethernet and Fast Ethernet, multi-station access units (MAUs) for Token Ring and hubs for ARCNET. SMC hubs are suited to workgroup or departmental LANs.

In addition to physical signaling, intelligent hubs incorporate software for managing a network. SMC produces both conventional and intelligent hubs and the software to support network management.

In fiscal 1997, hubs accounted for approximately 86% of SMC's hub and LAN switch revenues, compared to 70% in fiscal 1996. Approximately 94% of SMC's hub revenues were Ethernet (including Fast Ethernet) hubs, compared to 94% in fiscal 1996.

Supporting Software: The Company's products include supporting software drivers which enable network hardware to communicate over a LAN by linking the network protocol and the network operating system (NOS). The NOS suppliers regularly update their software, requiring SMC to regularly alter its drivers. SMC also upgrades drivers to improve performance over a network.

Design Criteria: SMC's System Products Division designs and develops critical integrated circuits that control the operation of its Ethernet and Token Ring adapters. The Company believes that this vertical integration provides an advantage in terms of control over costs, performance, quality and time-to-market, when compared to competitors who buy critical integrated circuits from merchant semiconductor manufacturers.

New Products: The following schedule summarizes new products recently introduced by the System Products Division.

EtherPower II(TM) 10/100 - 10/100 Mbps Fast Ethernet Adapter Card. This adapter card uses the 83C170/ (Epic/100) Fast Ethernet controller.

TigerStack(TM) 100 FamilyStackable Hubs - With 4 Segments of Fast Ethernet Switching

TigerSwitch(TM) 100 Family - High performance, cost effective, Fast Ethernet switch which offers 8 port.

10/100 LAN Extender FX(TM) - Two port Fast Ethernet Switch

SMC EZ Switch(TM) 8 - An 8 port Ethernet switch

SMC EZ HUB(TM) 100 - Fast Ethernet hub which can be used alone or in cascaded pairs. TigerSwitch(TM) ATM workgroup switch - ATM workgroup switch

ATM Power25(TM) and Power155(TM) network cards - ATM network adapter cards

          BUSINESS AND PRODUCT DESCRIPTION: COMPONENT PRODUCTS DIVISION

The Component Products Division (CPD) designs, develops and manufactures very-large-scale-integrated (VLSI) circuitry. SMC maintains its SuperCell(TM) library of complex circuit functions, shortening the design cycle for VLSI circuits. Component products are focused on the personal computer input/output (PC I/O) and networking markets. In fiscal 1997, approximately 89% of the Division's revenues were from PC I/O devices, compared to approximately 80% in fiscal 1996.

SMC's PC I/O controllers are integrated circuits with multiple functions for controlling and interfacing various peripheral and communications functions in a PC. Features include digital data separation, vertical or horizontal recording, control of serial and parallel ports, interfaces with the game port and hard disk drive, and other functions for floppy disk control.

PC I/O controllers first introduced by SMC during fiscal 1993 and 1994 are known as super I/O devices. In a single package, these circuits combine many of the connectivity functions listed above that have become required features for PCs. SMC's super I/O class of devices are pin compatible, offering customers the flexibility to design one circuit board layout, modifying characteristics by inserting one or another of SMC's devices.

During fiscal 1997, 1996 and 1995, SMC announced PC I/O devices with enhanced features including interfaces for infrared (IR) wireless communications, support of PnP and low electrical power usage for laptop and handheld PCs. SMC also announced and began to ship a class of PC I/O controllers known as ultra I/O. On a single chip, these devices add keyboard and mouse control, system clock generator and a real time clock to the super I/O level of functionality.

Network circuits are sold to vendors of ARCNET, Ethernet and Fast Ethernet equipment. Versions of ARCNET devices are optimized for use in industrial control and transportation markets.

New Products: The following schedule summarizes new products recently introduced by the Component Products Division.


83C170/  (EPIC/100) -  A 10/100 Mbps Fast Ethernet controller

FDC37C957FR - With Fast IR (Infrared) communications and advanced power and system management for portable PC applications.

FDC37C93xFR - With Fast IR (Infrared) communications and advanced power management.

FDC37C669FR - Similar to the FDC37C957FR and FDC37C93xFR without the integrated real-time clock or keyboard controller


FDC37C951 - With power and system management capabilities for portable computer I/O (Input/ Output) applications

FDC37C67x
and the FDC37C68x - A pair of "Enhanced" Super I/O chips designed specifically to work with Intel's Triton TX.

FDC37C93xAPM - ACPI-compliant PC I/O Controller with advanced power management

The Foundry Business Unit, a business unit of the Component Products Division, manufactures specialty silicon wafer-based products. In addition to volume production of silicon devices for ink-jet print cartridges, it also manufactures thin-film RC (resistor-capacitor) networks and MicroElectroMechanical Systems
(MEMS). Foundry devices accounted for approximately 4.2% of SMC's consolidated revenues, and 8.2% of Component Products revenues, in fiscal 1997, compared to approximately 4.5% and 11.3%, respectively, in fiscal 1996.

                BUSINESS AND PRODUCT DESCRIPTION: WARRANTY POLICY

Depending upon the product, the Company generally warranties against defects in material and workmanship for periods varying from one year to the lifetime of a product. Estimated warranty costs are accrued when products are sold.

                             MARKETS AND COMPETITION

Network products of the System Products Division are used chiefly in conjunction with personal computers which are connected to local area networks. Integrated circuits of the Component Products Division are used primarily in personal computers.

Competition is characterized by rapid technological change and significant unit price reductions which may not always correspond to a decrease in production costs. Product line differentiation may be determined by breadth, diversity, performance characteristics such as speed, quality and reliability and prices. Among the competitors, important distinctions are timeliness of shipments, depth of customer support and technical service. The principal methods SMC uses to compete include new products, servicing customers and reducing manufacturing costs. While past performance can be a guide, there is no assurance that the Company can improve or maintain gross profit margins.

                MARKETS AND COMPETITION: SYSTEM PRODUCTS DIVISION

The available worldwide market for the Company's LAN products is determined by the installed base of PCs, sales of new PCs and the portion of PCs connected to local area networks. SMC agrees with market analysts who believe that the number of PCs shipped and the percentage of PCs connected to LANs has increased over recent years. Competitors include domestic and foreign manufacturers, many of whom possess substantially greater resources than SMC.

SMC's Ethernet, Fast Ethernet, Token Ring and ARCNET adapters accounted for 76% of System Products Division (SPD) revenues, or 34% of Company revenues, during fiscal 1997, compared to approximately 78% and 42%, respectively, in fiscal 1996.

Because many competitors sell products that perform similar functions, SPD's strategy is to provide superior price/performance solutions for the PC LAN market, along with a high level of customer support, technical service and embedded software. SMC has combined its comprehensive product line with services under its Buyer Assurance program that include 3-year to lifetime product warranties, 7-day/24-hour phone technical support, cross-shipment product replacement and 30-day money-back privileges. Market share for each competitor is based on a combination of price, performance, service, promotional and advertising activity and strength of the marketing channels.

Competition is provided by domestic and foreign manufacturers in U.S. and international markets. Some companies concentrate on aggressive pricing as the principal competitive tool. On the other hand, many leading manufacturers supplement price strategies with performance, service and acceleration of new product design cycles.

              MARKETS AND COMPETITION: COMPONENT PRODUCTS DIVISION

The Division's strategy is to concentrate its product development, sales and marketing resources into the PC I/O, networking and PC systems logic chipset markets. These markets represent a small portion of the total semiconductor market. Competitors include both domestic and foreign manufacturers, many of whom possess substantially greater resources than SMC.

Within the PC I/O market, SMC believes the variety of performance features and the design flexibility provided to customers has led to strong acceptance of its family of PC I/O devices and allowed SMC to become a market leader. The Division has continually added devices with enhanced features. Principal customers for PC I/O devices are most major producers of PCs.

In the market for 10Mbps and 10/100Mbps single chip Ethernet control devices, the Division has emphasized LAN products for laptop computers. SMC's principal customers have been producers of PC Card-bus adapters. A family of low-cost industrial ARCNET controllers addresses industrial network solutions, characterized by long design-in cycles. A broad base of industrial companies apply these devices to their machine-to-machine networking applications.

While many companies offer semiconductor foundry services worldwide, SMC has been willing to undertake engineering programs for prospective customers and deliver non-standard devices that require semiconductor fabrication techniques. The size of the contracts that SMC's foundry business undertakes might be considered too small to be economically viable by many wafer fabrication facilities that deliver high-volume, advanced technology VLSI circuits.

                             SALES AND DISTRIBUTION

SMC's system products are sold, worldwide, primarily to distributors of computer products as well as to system integrators and original equipment manufacturers
(OEMs). Component products are sold, worldwide, primarily to OEMs and also to distributors of semiconductor devices. The Company maintains a reserve for anticipated product returns and price protection.

                SALES AND DISTRIBUTION: SYSTEM PRODUCTS DIVISION

Standard Microsystems sells LAN products primarily through LAN and microcomputer distributors. The distributors sell products to thousands of resellers who offer products to end users. The Division provides service and support and promotional programs to encourage resellers to buy SMC products from distributors. In addition, the Company sells to strategic accounts, who may be PC producers who ship their PCs with SMC adapters, or system integrators, who include SMC adapters when bidding for government or commercial contracts.

In accordance with industry practice, distributor inventory is protected with respect to price on inventories that the distributor may have on hand at the time of a change in the published list price, and with respect to the rotation of slow moving inventory in exchange for other inventory of equal value. Distributor contracts may be terminated by written notice by either party. The contracts specify terms covering the return of inventories. Returns of product pursuant to termination of these agreements have not been material. Reserves are estimated based on information provided by distributors on sales to their customers and on their inventory levels.

               SALES AND DISTRIBUTION: COMPONENT PRODUCTS DIVISION

Sales of component products are primarily to OEMs. Producers of PCs are the Division's largest customer group. In addition, some products are sold to electronic component distributors. In accordance with industry practice, distributor inventory is protected with respect to price on inventories which the distributor may have on hand at the time of a change in the published list price. Also, in accordance with industry practice, slow moving inventory may be exchanged for other inventory of equal value. Distributor contracts may be terminated by written notice by either party. The contracts specify the terms for the return of inventories.

                             GEOGRAPHIC INFORMATION:

The information below summarizes the Companies sales for fiscal 1997, 1996 and 1995, by geographic region. Export sales are made in United States dollars. Sales by Toyo Microsystems, which are not classified as export sales, are denominated in Japanese yen. SMC's competitive position in international markets may be impacted by currency fluctuations.


For the years ended February 28 or 29,         %change          %change
                                         1997   97/96     1996   96/95     1995

United States                          $159.9     7%     $149.4   -26%    $201.5
--------------------------------------------------------------------------------
Export
  Asia and Pacific Rim                  112.0    29        87.0    62       53.7
  Europe                                 51.9   -25        69.3   -20       86.5
  Canada                                  7.5   -31        10.8   -29       15.3
  Other                                   5.2   -40         8.6   -13        9.9
--------------------------------------------------------------------------------
Export revenues                        $176.6     1      $175.7     6     $165.5
Japan (TMC)                              17.6     5        16.8    44       11.7
--------------------------------------------------------------------------------
Revenues outside the U.S.               194.2     1       192.5     9      177.1

Total revenues                         $354.1     4%     $341.9   -10%    $378.7
================================================================================

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

The subcontract manufacturer is then responsible for component and printed circuit board procurement, incoming test of components, mounting components on a printed circuit board and the burn-in and final testing of the boards. SMC requires that assembled boards be manufactured to Interconnecting and Packaging and Electronic Circuit (IPC) standards.


SMC utilizes semiconductor foundries and assembly contractors in the U.S., Southeast Asia and Western Europe to provide state-of-the-art integrated circuit manufacturing and assembly capacity. These foundries manufacture most of the integrated circuits required by the Component Products Division and proprietary circuits used by the System Products Division. During fiscal 1997, 92% of the revenues of the Component Products Division resulted from the sale of product manufactured by subcontractor foundries, compared to 89% in 1996.

The Company has developed relationships with several suppliers who represent the primary source for certain components, raw material and finished product. Most components and other materials purchased by SMC and its subcontractors are generally available from multiple suppliers. However, certain components and other materials are available only from a single source. The inability to obtain certain components or materials could lead to an interruption in shipments of certain SMC products. SMC and its subcontract assemblers have generally been able to obtain both sole and multiple-sourced materials without interrupting production schedules. However, the inability to obtain certain components, materials or finished products from a supplier or subcontractor could cause a temporary interruption in the sale of the Company's products.

                            RESEARCH AND DEVELOPMENT

The technology involved in designing and manufacturing SMC's products is complex and is constantly being refined. Accordingly, the Company is committed to a program of research and development oriented toward improving and refining its existing capabilities and developing new techniques, designs and technologies for producing component and system products.

During the fiscal year which ended February 28, 1997, SMC spent $26.3 million on research and development, which equaled 7.4% of revenues. This compares with $31.7 million, or 9.3% of revenues, spent during fiscal 1996, and $28.3 million, or 7.5% of revenues, during fiscal 1995. Of these amounts, $9.8 million was spent by the divested Enterprise Networks Business Unit in fiscal 1996 compared to $7.6 million in fiscal 1995.

Engineering groups, developing both system products and component products, utilize semiconductor design techniques to minimize chip area and utilize advanced wafer processing and packaging methods. The goal is to improve features, performance and reliability while minimizing integrated circuit manufacturing costs.

                         PATENTS AND LICENSE AGREEMENTS

The Company has received numerous United States patents, and the corresponding Foreign equivalents, relating to its technologies and additional patent applications are pending.

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

                                    EMPLOYEES

As of February 28, 1997, of the Company's 793 employees, 179 were engaged in engineering, including research and development, 196 in marketing and sales, 165 in executive and administrative activities and 253 in manufacturing and manufacturing support. This compared to February 29, 1996, when, of the Company's 864 employees, 168 were engaged in engineering, including research and development, 287 in marketing and sales, 165 in executive and administrative activities and 244 in manufacturing and manufacturing support

Many employees are highly skilled and SMC's success depends upon its ability to retain and attract such employees. The Company has never had a work stoppage. No employees are represented by a labor organization and the Company considers its employee relations to be satisfactory.
------------------------------------------------------------------------
SMC and Standard Microsystems are registered trademarks of Standard Microsystems Corporation. Product names and company names are the trademarks of their respective holders.

Item 2.  Properties.

The Company owns five facilities, totaling approximately 249,000 square feet of plant and office space, located on approximately 28 acres in Hauppauge, New York, where research, development, manufacturing, product testing, warehousing, shipping, marketing, selling and administrative functions are conducted.

The Company occupies a 50,000 square foot facility in Irvine, California, where SMC's System Products Division conducts most of the research, development and marketing for adapter products. The lease expires in 2002.

In addition, the Company maintains offices in leased facilities in: San Jose, California; Boca Raton, Bradenton and Miami, Florida; Atlanta, Georgia; Oakbrook Terrace, Illinois; Andover and Danvers, Massachusetts; Kettering, Ohio; Austin, Dallas and Houston, Texas; Falls Church, Virginia; Melbourne and Sydney, Australia; Oakville, Ontario, Canada; London, England; St. Germain-en-Laye, France; Munich, Germany; Tokyo, Japan; Singapore; Johannesburg, South Africa and Taipei, Taiwan.

As of February 28, 1997, the Company owned machinery and equipment, property and leasehold improvements with an original cost of $157.7 million and accumulated depreciation and amortization of $94.9 million.

Item 3.  Legal Proceedings.

In June 1995, several actions were filed against the Company and certain of its officers and directors. These complaints have been consolidated into a class action on behalf of the purchasers of the Company's common stock between September 19, 1994, and June 2, 1995. The consolidated complaint asserts claims under federal securities laws and alleges that the price of the Company's common stock was artificially inflated during the class action period by false and misleading statements and the failure to disclose certain information. While it is not possible to assess the likelihood of any liability being established, nor predict the amount of damages that might be awarded in the event of a successful claim, the Company has answered the consolidated complaint, has accrued the estimated cost of legal fees to defend against these claims, and intends to defend against these claims vigorously.

In May 1997, Cabletron Systems, Inc. and Cabletron Systems Acquisition, Inc. (together, Cabletron) commenced legal action in the Superior Court for the Commonwealth of Massachusetts, against the Company claiming violation of the non-competition clause included in the January 1996 Asset Purchase Agreement among the Company and Cabletron. Such clause prohibits the Company from competing with Cabletron in a particular segment of the local area networking marketplace through January 1999, following the January 1996 sale of the Company's Enterprise Networks Business Unit to Cabletron. The action seeks an injunction and unspecified damages. The Company firmly believes that this claim is without merit and intends to vigorously defend against it.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

The executive officers of the registrant as of April 30, 1997, are as follows:

                                                                   Served as an
  Name              Position                         Age           officer since


Paul Richman      Chairman and                        54               1971
                  Chief Executive Officer

Arthur Sidorsky   Executive Vice President            63               1980
                  Component Products Division

Lance Murrah      Senior Vice President and           41               1994
                  General Manager System
                  Products Division

Eric Nowling      Vice President and Controller       40               1995


All officers serve at the pleasure of the Company's Board of Directors.

                                     PART II


Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters.

The information captioned "Market price" and the last two paragraphs appearing in the Annual Report under the heading "Quarterly Financial Data" are incorporated herein by this reference. Except as specifically set forth herein and elsewhere in this Form 10-K, no information appearing in the Annual Report is incorporated by reference into this report nor is the Annual Report deemed to be filed, as part of this report or otherwise, pursuant to the Securities Exchange Act of 1934.

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

                  The following consolidated financial statements of the Company and its subsidiaries have been incorporated by reference from the Annual Report pursuant to Part II, Item 8:

                      Consolidated Statements of Income for the three years ended February 28, 1997

                      Consolidated Balance Sheets, February 28, 1997 and February 29, 1996

                      Consolidated Statements of Shareholders' Equity for the three years ended February 28, 1997

                      Consolidated Statements of Cash Flows for the three years ended February 28, 1997

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


                        STANDARD MICROSYSTEMS CORPORATION

                                  (Registrant)


                        By      S/ERIC M. NOWLING
                                  ERIC M. NOWLING
                                  Vice President  and Controller
                                  (Principal Financial and Accounting Officer)


Date: May 23, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


      Signature and Title                              Date


      PAUL RICHMAN                                 May 23, 1997

      Paul Richman, Chairman,
      Chief Executive Officer and Director
      (Principal Executive Officer)


      EVELYN BEREZIN                               May 23, 1997

      Evelyn Berezin
      Director

      JAMES R. BERRETT                             May 23, 1997

      James R. Berrett
      Director


      ROBERT  M. BRILL                            May 23, 1997

      Robert  M. Brill
      Director


      PETER F. DICKS                              May 23, 1997

      Peter  F. Dicks
      Director


      KATHLEEN B. EARLEY                          May 23, 1997

      Kathleen B. Earley
      Director


      HERMAN FIALKOV                              May 23, 1997

      Herman Fialkov
      Director


      IVAN T. FRISCH                              May 23, 1997

      Ivan T. Frisch
      Director

                                  EXHIBIT INDEX


Incorporated By        Exhibit
Reference To:            No.      Exhibit

Exhibit 3(a) [9]         3.1      Restated Certificate of Incorporation

    *                    3.2      By-Laws as amended

Exhibit 1 [5]            3.3      Rights Agreement dated January 7,
                                  1988, with Securities Trust Company as
                                  Rights Agent

Exhibit 3 [6]            3.4      Amendment No. 1 to Rights Agreement

Exhibit 10.1[14]        10.1      Employment Agreement dated
                                  March 1, 1995, with Paul Richman

Exhibit 10.2 [16]       10.2      Amendment thereto dated July 10, 1995

   *                    10.3      Employment Agreement dated
                                  March 1, 1996, with Arthur Sidorsky

Registrant's Proxy      10.4      1984 Stock Option Plan for Officers
Statement dated May               and Key Employees
16, 1984, Exhibit A

Exhibit 10(g) [4]       10.5      Amendment to 1984 Stock Option Plan for
                                  Officers and Key Employees

Registrant's Proxy      10.6      1986 Stock Option Plan for
Statement dated May               Officers and Key Employees
22, 1986, Exhibit A

Exhibit 10(i) [4]       10.7      Amendment to 1986 Stock Option Plan for
                                  Officers and Key Employees

Exhibit 10(m) [1]       10.8      Amendment to 1986 Stock Option Plan
                                  for Officers and Key Employees dated
                                  March 29, 1990

Registrant's Proxy      10.9      1989 Stock Option Plan
Statement dated June
6, 1989, Exhibit A

Registrant's Proxy      10.10     1991 Restricted Stock Bonus Plan
Statement dated July
17, 1991, Exhibit A

Registrant's Proxy      10.11     Director Stock Option Plan
Statement dated May
29, 1990, Exhibit A

Registrant's Proxy      10.12     1994 Director Stock Option Plan
Statement dated May
31, 1995, Exhibit A

Exhibit 10(m) [11]      10.13     Resolutions adopted February 18, 1992,
                                  amending Director Stock Option Plan,
                                  1991 Restricted Stock Bonus Plan,
                                  1989 Stock Option Plan,
                                  1986 Stock Option Plan and
                                  1984 Stock Option Plan

Exhibit 10.14 [14]      10.14     Retirement Plan for Directors

Registrant's Proxy      10.15     1993 Stock Option Plan for Officers
Statement dated May               and Key  Employees
25, 1993, Exhibit A

Exhibit 10(x) [13]      10.16     Executive Retirement Plan

Registrant's Proxy      10.17     1994 Stock Option Plan for Officers
Statement dated May               and Key  Employees
26, 1994, Exhibit A

Exhibit 10.18 [14]      10.18     Resolutions adopted October 31, 1994,
                                  amending the Retirement Plan for
                                  Directors and the Executive Retirement
                                  Plan

Exhibit 10.19 [14]      10.19     Resolutions adopted January 3, 1995,
                                  amending the 1994, 1993, 1989, 1986, and
                                  1984 Stock Option Plans and the
                                  1991 Restricted Stock Plan

Exhibit 10.2 [2]        10.20     Patent and Trade Secrets Agreement
                                  dated March 12, 1983, with Paul
                                  Richman

Exhibit 10.22 [14]      10.21     Consulting Agreement dated
                                  March 1, 1995, with Herman Fialkov

Exhibit 10(t) [7]       10.22     Form of Severance Pay Agreement
                                  (renewed annually through
                                  December 31, 1996)

Exhibit 2(b) [10]       10.23     Technology Transfer Agreement
                                  between SMC and Western Digital
                                  Corporation dated September 27, 1991

Exhibit 2(c) [10]       10.24     Noncompetition Agreement between
                                  SMC and Western Digital Corporation
                                  dated September 27, 1991

Exhibit 10.27 [14]      10.25     Credit Agreement dated
                                  January 13, 1995

Exhibit 10.26 [16]      10.26     First Amendment dated March 28, 1995

Exhibit 10.27 [16]      10.27     Second Amendment dated
                                  October 13, 1995

Exhibit 10.28 [16]      10.28     Third Amendment dated
                                  March 28, 1996

Exhibit 2 [15]          10.29     Asset Purchase Agreement dated
                                  January 9, 1996, among Cabletron
                                  Systems, Inc., and SMC Enterprise
                                  Networks, Inc

Exhibit 10.30 [16]      10.30     Agreement for Purchase and Sale of
                                  Assets among SMC, EFAR
                                  Microsystems, Inc., and the Key Officers identified therein dated
                                  February 26, 1996

Registrant's Proxy      10.31     1996 Stock Option Plan for Officers
Statement dated July              and Key Employees
22, 1996, Exhibit A

Item 7, Exhibit 1[17]   10.32     Common Stock and Warrant Purchase
                                  Agreement, among SMC and Intel
                                  Corporation, dated March 18, 1997

Item 7, Exhibit 2[17]   10.33     Warrant to Purchase Shares of Common
                                  Stock of Standard Microsystems
                                  Corporation, among SMC and Intel
                                  Corporation, dated March 18, 1997

Item 7, Exhibit 3[17]   10.34     Investor Rights Agreement, among SMC
                                  and Intel Corporation, dated March 18, 1997

  *                     13        Portions of Annual Report  to
                                  Stockholders for year ended February 28, 1997, incorporated by reference

  *                     21        Subsidiaries of the registrant

  *                     23        Consent of Arthur Andersen LLP

  *                     27        Financial Data Schedule

-------------------------
*  Filed herewith.

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

[9] Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1991.

[10] Registrant's Current Report on Form 8-K filed October 31, 1991.

[11] Registrant's Annual Report on Form 10-K for fiscal year ended February 29, 1992.

[12] Registrant's Current Report on Form 8-K filed January 13, 1993.

[13] Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1994.

[14] Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1995.

[15] Registrant's Current Report on Form 8-K dated January 26, 1996.

[16] Registrant's Annual Report on Form 10-K for fiscal year ended February 29, 1996.

[17] Schedule 13D filed by Intel Corporation, dated March 27, 1997.