Form 10-Q
period 1997-05-31
STANDARD MICROSYSTEMS CORP
filed 1997-07-14
CIK 93384

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549


                    FORM 10-Q



      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          for the quarterly period ended May 31, 1997

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



  Registrant's telephone number, including area code: 516-435-6000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


          Yes    ____X____                        No ________

As of July 14, 1997 there were 15,480,655 shares of the registrant's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)


                                                     May 31,   February 28,
                                                      1997         1997
                                                    --------     --------
Assets

Current assets:
  Cash and cash equivalents                           $ 8,709    $  8,382
  Accounts receivable, net of allowance for doubtful
    accounts of $1,936 and $1,761, respectively        32,175      31,182
  Inventories                                          57,526      59,249
  Deferred tax benefits                                 9,825      11,704
  Other current assets                                 26,535      19,624
                                                      -------    --------
       Total current assets                           134,770     130,141
                                                     --------    --------
Property, plant and equipment:

  Land                                                 3,832       3,832
  Buildings and improvements                          29,051      28,870
  Machinery and equipment                            124,276     125,022
                                                    --------    --------
                                                     157,159     157,724

  Less:  accumulated depreciation                     96,682      94,930
                                                    --------    --------
       Property, plant and equipment, net             60,477      62,794
                                                    --------    --------

Other assets                                          39,748      41,121
                                                    --------    --------
                                                    $234,995    $234,056
                                                    ========    ========

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                  $ 22,039    $ 24,753
  Accrued expenses and other liabilities              12,721      13,715
  Income taxes payable                                   778         810
                                                    --------    --------
     Total current liabilities                        35,538      39,278
                                                    --------    --------
Long-term debt                                         4,570       7,000
Other liabilities                                      4,333       4,584

Minority interest in subsidiary                       11,402      11,397

Shareholders' equity:
  Preferred stock, $.10 par value-
    Authorized 1,000,000 shares, none outstanding        -          -
  Common stock, $.10 par value-
    Authorized 30,000,000 shares,
    outstanding 15,468,000 and 13,876,000
    shares, respectively                               1,547       1,388
  Additional paid-in capital                         102,042      87,095
  Retained earnings                                   70,740      78,920
  Unrealized holding gain, net of tax                  1,054         953
  Foreign currency translation adjustment              3,769       3,441
                                                    --------     -------
     Total shareholders' equity                      179,152     171,797
                                                    --------    --------
                                                    $234,995    $234,056
                                                    ========    ========

Interim figures are subject to independent year-end audit.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)



                                              Three Months Ended
                                            ----------------------
                                                  May 31,
                                              1997         1996
                                           ---------     ---------
Revenues                                   $ 65,130      $100,072

Cost of goods sold                           50,292        63,196
                                           ---------     ---------
Gross profit                                 14,838        36,876
                                           ---------     ---------

Operating expenses:

  Research and development                    6,400         5,986
  Selling, general and administrative        20,106        26,412
  Amortization of intangible assets           1,279         1,241
                                           ---------     ---------
                                             27,785        33,639
                                           ---------     ---------

Income (loss) from operations               (12,947)        3,237
                                           ---------     ---------

Other income (expense):
  Interest income                               130           129
  Interest expense                              (89)          (93)
  Other income (expense), net                   130           (24)
                                           ---------     ---------
                                                171            12
                                           ---------     ---------
Income (loss) before minority interest
  and provision for income taxes            (12,776)        3,249

Minority interest in net income
  of subsidiary                                   5             -
                                           ---------     ---------

Income (loss) before provision
 for income taxes                           (12,781)        3,249

Provision for (benefit from)
  income taxes                               (4,601)        1,332
                                           ---------    ----------

Net income (loss)                          $ (8,180)    $   1,917
                                           =========    ==========

Net income (loss) per common and
  common equivalent share                  $  (0.54)    $    0.14
                                           =========    =========
Weighted average common and common
  equivalent shares outstanding              15,056        13,806

Interim figures are subject to independent year-end audit.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                          Three Months Ended
                                                          ------------------
                                                                May 31,
                                                            1997         1996
                                                            ----         ----
Cash flows from operating activities:
Cash received from customers                              $  64,104    $  92,392
  Cash paid to suppliers and employees                      (73,475)    (109,218)
  Interest received                                              68          127
  Interest paid                                                 (75)          (2)
  Income taxes received (paid)                                   49         (400)
                                                          ----------   ----------
Net cash used for operating activities                       (9,329)     (17,101)
                                                          ----------   ----------
Cash flows from investing activities:
  Capital expenditures                                       (2,919)      (4,647)
  Other                                                          20            1
                                                          ----------   ----------
    Net cash used for investing activities                   (2,899)      (4,646)
                                                          ----------   ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                     14,769          110
  Borrowings under line of credit agreements                 14,060       23,950
  Repayments of borrowings under line of credit agreements  (16,490)      (7,700)
                                                          ----------   ----------
    Net cash provided by  financing activities               12,339       16,360
                                                          ----------   ----------
Effect of foreign exchange rate changes
    on cash and cash equivalents                                216         (231)
                                                          ----------   ----------

Net increase (decrease) in cash and cash equivalents            327       (5,618)

Cash and cash equivalents at beginning of period              8,382       18,459
                                                          ----------   ----------

Cash and cash equivalents at end of period                $   8,709    $  12,841
                                                          ==========   ==========


Reconciliation of net income (loss)
to net cash used for operating activities:

Net income (loss)                                         $  (8,180)   $   1,917

Adjustments to reconcile net income (loss) to net cash used for operating activities:

  Depreciation and amortization                               5,573        5,447
  Other adjustments, net                                        281          531

Changes in operating assets and liabilities:
    Accounts receivable                                      (1,064)      (7,685)
    Inventories                                               1,753      (20,477)
    Accounts payable and accrued expenses and
      other liabilities                                      (2,834)       3,149
    Other changes, net                                       (4,858)          17
                                                          ----------   ----------

Net cash used for operating activities                    $  (9,329)   $ (17,101)
                                                          ==========   ==========

Interim figures are subject to independent year-end audit.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     The interim financial statements furnished reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the Company's financial position and results of operations for the three month period ended May 31, 1997. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended February 28, 1997.


2.   Inventories

     Inventories are valued at the lower of first-in, first- out cost or market and consist of the following (in thousands):

                      May 31, 1997   Feb. 28, 1997

     Raw Materials       $11,624         $10,161
     Work in Process      30,223          33,356
     Finished Goods       15,679          15,732
                         -------         -------
                         $57,526         $59,249
                         =======         =======

3.   New Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board
     issued "Statement of Financial Accounting Standards No.128,
     Earnings per Share." This statement changes the method of calculating and presenting earnings per share and will require the Company to restate all prior periods to conform with this new
     standard.   This statement is effective for financial statements
     with periods ending after December 15, 1997. The Company plans to adopt this new pronouncement in its fourth quarter of fiscal 1998, as earlier implementation is not allowed.
     Statement No. 128 will require the Company to show a dual presentation (basic and diluted) of earnings per share, where the Company currently shows a single earnings per share calculation under a simple capital structure. Neither the basic nor diluted earnings per share are expected to differ materially from the current presentation of earnings per share.

4.   Long-term Debt

     The Company maintains a $25 million line of credit with several banks which permits the Company to borrow funds on a revolving basis primarily to finance working capital needs. In May 1997, the Company and its banks renegotiated the terms of the credit line, extending the agreement through July 1998. This agreement provides the bank with a general security interest in the Company's trade accounts receivable and inventory.


5.   Equity Investment

     In March 1997, the Company and Intel Corporation (Intel) entered into a Common Stock and Warrant Purchase Agreement (the Agreement) whereby Intel acquired approximately 1,543,000 of newly issued shares of the Company's common stock for $9.50 per share, or approximately $14,564,000, and received a three-year warrant to purchase an additional 1,543,000 shares at a price per share which increases from $10.45, to $11.40, and then to $12.35 on March 18, 1997, 1998 and 1999, respectively. In addition, in June 1997, the Company and Intel entered into a separate agreement whereby (i) Intel agreed to integrate the Company's current and future devices into a specific number of Intel's motherboard designs, and will consider integrating such devices into additional motherboard designs, and (ii) the Company granted Intel certain manufacturing rights should the Company be unable to perform its obligations as a supplier of such devices.

     The Agreement provides Intel with certain rights, including a right of first refusal upon certain proposed sales of common stock by the Company, demand and other registration rights with respect to the shares acquired under the Agreement, a right for Intel to designate a representative to serve on the Company's board of directors and anti-dilution rights.

     The Agreement also imposes certain restrictions upon Intel, including a limitation on Intel's ability to acquire additional shares of the Company's common stock (referred to as a standstill arrangement), and restrictions on the transfer of shares acquired pursuant to the Agreement. The standstill arrangement would terminate in the event of certain third-party tender offers for the Company's common stock.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations


Results of Operations by Industry Segment

The following table presents the Company's revenues and operating income by industry segment for the three month periods ended
May 31, 1997 and 1996 (in millions):


Three months ended May 31,                 1997    1996

Component products
 Integrated circuit revenues              $29.2    $50.1
 Foundry device revenues                    1.6      5.9

 Total component products revenues        $30.8    $56.0
 Operating income(loss)                    (1.6)    12.1


System products
 Adapter revenues                         $21.4    $30.7
 Hub and switch revenues                    8.7      8.8

 Total system products revenues           $30.1    $39.5
 Operating loss                            (6.9)    (3.4)


Toyo Microsystems Corporation
 Revenues                                 $ 4.2    $ 4.5
 Operating income                            -        -


General, corporate and other
 Operating expenses and other            ($ 4.5)  ($ 5.5)

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


Revenues

The Company's revenues of $65.1 million for the first quarter of fiscal 1998 declined 34.9% from the year-earlier level of $100.1 million. The Components Products Division (CPD) reported revenues of $30.8 million, a decline of 45.0% from the year-earlier level of $56.0 million. CPD experienced revenue declines in both of its business segments, integrated circuits and foundry devices. The decrease in integrated circuits' revenue was the result of competitive market conditions for its personal computer (PC) input/output (I/O) devices in the first quarter of fiscal 1998, compared to the previous year. These competitive conditions led to aggressive pricing by the Company's competitors and lower quantities shipped by the Company. Foundry device revenues declined to $1.6 million in the first quarter of fiscal 1998, a decrease of 72.9%, compared to $5.9 million for the prior years first quarter, primarily the result of a significant reduction in orders from the Foundry's largest customer. Component products accounted for 47.3% of consolidated revenues in the first quarter of fiscal 1998, a decline from 55.9% from the previous years first quarter.

The System Products Division (SPD) revenues of $30.1 million declined 23.8% from the $39.5 million reported in the previous years' first quarter. This was due to an industry reduction in demand for older Ethernet products and significant price reductions announced in February 1997 for Fast Ethernet adapters. SPD's revenues accounted for 46.2% of the consolidated revenues in the first quarter of fiscal 1998, compared to 39.5% in the previous year's first quarter.
Revenues of  Toyo Microsystems Corporation (TMC), the Company's
Japanese subsidiary, declined to $4.2 million, compared to $4.5 million from the year-earlier first quarter.

The following table presents the Company's revenues by geographic area as percentages of total revenues from unaffiliated customers. Within the category Revenues outside the United States, all but Japan (TMC) revenues are considered export revenues from U.S. operations.


Three months ended May 31,                1997     1996

United States                             43.9%    42.8%
Asia and Pacific Rim                      26.9     37.3
Europe                                    18.0     11.7
Canada                                     1.2      2.0
Other                                      3.5      1.7
Export revenues                           49.6     52.7
Japan (TMC)                                6.5      4.5
Revenues outside the United States        56.1     57.2
Total Revenues                           100.0%   100.0%

United States revenues increased 1.1% in the first quarter of fiscal 1998 over year-earlier levels. Export revenues declined 3.1% and sales by TMC increased by 2.0% over the previous years first quarter.

The change in the percentage of revenue by geographic location for Asia and the Pacific Rim, and Europe, for the quarter ended for May 31, 1997, compared to the prior year's first quarter, is predominantly due to a shift in the Company's divisional sales mix. As revenues shift between components products and system products, with each having its major customers located in different geographic areas, the Company's geographic revenue distribution shifts accordingly.


Gross Profit

Gross profit margin decreased to 22.8% for the first quarter of fiscal 1998 from 36.8% for the first quarter of fiscal 1997. The principal factors contributing to the gross margin decrease were:

    - sharply reduced average selling prices on PC I/O products compared to the prior first quarter.
    - a decline in foundry products revenues, and the consequent decrease in the ability to cover manufacturing overhead.
    - price decreases for the system products without comparable offsetting manufacturing cost decreases.

Operating Expenses

Research and development expenses increased 6.7% to $6.4 million in the first quarter of fiscal 1998 from $6.0 million in the year-earlier period. This growth occurred in the Component Products Division, and reflects expanded engineering staff. The System Products Division reported a small research and development expense decline from the previous year's first quarter.

Selling, general and administrative expenses declined 23.9% to $20.1 million in the first quarter of fiscal 1998, compared to $26.4 million in the year-earlier period. Compared to the year-earlier quarter, these lower selling, general and administrative expenses reflected lower sales commissions resulting and other variable expenses resulting from lower revenues, and a reduction of staff in the System Products Division and in shared corporate resources.

Income Taxes

In the first quarter of fiscal 1998 there was a benefit from income taxes of $4.6 million compared to a provision for taxes of $1.3 million from the prior year. The Tax benefit for the first quarter of fiscal 1998 was recorded at an effective rate of 36.0%, compared to the provision for taxes at a rate of 41.0% for the year-earlier first quarter. The Company's effective income tax rate primarily reflects the statutory rate and non-deductible goodwill amortization.


Liquidity and Capital Resources


For the first three months of fiscal 1998, net cash used by operating activities was $9.3 million, investing activities used $2.9 million and cash provided by financing activities was $12.3 million. For the first quarter of fiscal 1998, the Company's primary source of cash was provided from its sale of common stock to Intel Corporation of Santa Clara, California. In March 1997, Intel made a $14.6 million equity investment in Standard Microsystems Corporation, acquiring a 19.9% equity interest.

The Company's working capital increased $8.3 million to $99.2 million as of May 31, 1997, from $90.9 million at the end of fiscal 1997. The increase in working capital primarily reflected an increase of $6.9 million in other current asset. This increase in other current assets for the first quarter of fiscal 1998 is primarily due to an increase of $6.5 million in income tax refunds receivable. As of May 31, 1997 income tax refunds receivable was $14.5 million, up from $8.0 million at February 28, 1997, primarily the result of the Company's first quarter operating loss.

The Company maintains a $25 million line of credit with several banks, which permits the Company to borrow funds on a revolving basis, primarily to finance working capital needs. In May 1997, the company and its banks renogotiated the terms of the credit line, extending the agreement through July 1998. This agreement provides the banks with a general security interest in the Company's trade accounts receivable and inventory. During the first quarter of fiscal 1998, the Company repaid long-term debt of $2.4 million, and has a balance of $4.6 million as of May 31, 1997, down from $7.0 million as of February 28, 1997.

The nature of the computer industry makes it difficult to predict future short-term and long-term cash, liquidity and capital requirements. The Company believes that its current cash, working capital, capital resources and existing line of credit will be sufficient to meet requirements for the next twelve months.


Factors That May Affect Future Results

Certain statements and information contained in this quarterly report, constitute "forward-looking statements" within the meaning of the Federal Securities laws. These forward-looking statements involve risks and uncertainties which may cause actual results and performance to be different from those expressed or implied in such statements.

The Company competes in the personal computer semiconductor and local area networking markets, both of which are characterized by intense competition, rapid changes in technology and price erosion. Many of the competitors in these markets are larger and have significantly greater financial and other resources than the Company.

The Company's quarterly and annual operating results may be influenced by factors, including, among other things; worldwide demand for personal computers, the ability to introduce competitive products on a timely basis, constraints on the availability and fluctuations in the cost of subcontract manufacturing, the ability to forecast market and customer demand and new products and technologies introduced by competitors.

Sales of most of the Company's products depend largely on sales of personal computers. Reductions in the rate of growth in the PC market could adversely affect the Company's operating results. In addition, as a component supplier to PC manufacturers, the Company's Component Products Division often experiences a greater magnitude of demand fluctuation than the Division's customers themselves experience. Also, some of the Company's products are used in PCs for the consumer market, which tends to be more volatile than other segments of the PC marketplace.

The Company's success is highly dependent upon its ability to develop new products, bring them to the market ahead of its competitors and induce customers to select its products for their needs. In an environment of accelerating changes in technology and short product life cycles, these factors have become increasingly challenging and important.

The vast majority of the Company's products are manufactured, assembled and tested by independent foundries and subcontract manufacturers. This reliance upon foundries and subcontractors involves certain risks, including potential lack of manufacturing availability, reduced control over delivery schedules, availability of advanced process technologies, changes in manufacturing yields and potential cost fluctuations. Most of the Company's LAN products are currently manufactured by two separate subcontractors, increasing the potential risk of interruptions in LAN manufacturing availability.

The Company generally must order inventory to be built by its foundries and subcontract manufacturers well in advance of product shipments. Because the Company's markets are volatile, there is risk that the Company may forecast incorrectly and produce excess or insufficient inventories. This inventory risk is increased by the recent trend for customers to place orders with increasingly shorter lead times.

A significant number of the Company's foundries and subcontractors are located in Asia. Many of the Company's customers also manufacture in Asia or subcontract their manufacturing to Asian companies. This concentration of manufacturing and selling activity in Asia poses risks that could affect demand for and supply of the Company's products, including currency exchange rate fluctuations, economic and trade policies and the Asian political environment.

The Company's performance is inherently dependent upon hiring and retaining employees with specific skills. The inability to hire and retain such employees could hinder the Company's product development and ability to manufacture, market and sell its products.

A limited number of customers account for a significant portion of the Company's revenues. The Company's revenues from any one customer can fluctuate from period to period depending upon market demand for that customer's products, the customer's inventory management and the overall financial condition of the customer.

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        As reported in the Company's Form 10-K for the year ended February 28, 1998, in May 1997, Cabletron Systems, Inc. and Cabletron Systems Acquisition, Inc. (together, Cabletron) commenced legal action in the Superior Court for the Commonwealth of Massachusetts, against the Company claiming violation of the non-competition clause included in the January 1996 Asset Purchase Agreement among the Company and Cabletron. The action seeks an injunction and unspecified damages. Cabletron's motion for preliminary injunctive relief was denied in May 1997. The Company firmly believes that this claim is without merit and intends to vigorously defend against it.

Item 2. Changes in Securities

        During the quarter covered by this report, registrant sold to Intel Corporation 1,542,506 shares of SMC Common Stock for $14,653,807 and issued to Intel a three-year warrant to purchase 1,542,606 shares at $10.45 per share until March 18, 1998, $11.40 per share between March 18, 1998 and March 18, 1999 and $12.35 per share between March 18, 1999 and March 18, 2000. Exemption from registration is claimed under Section 4(2) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 10.1 - Amended and Restated Credit Agreement, dated as of May 23, 1997
                           Subsidiaries Security Agreement, dated as of May 23, 1997
                           Amended and Restated Guarantee, dated as of May 23, 1997
                           Borrower Security Agreement, dated as of May 23, 1997

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

DATE:   JULY 14, 1997          /S/           Eric M. Nowling

                                             Eric M. Nowling
                                      Vice President and Controller
                               (Principal Financial and Accounting Officer)