Form 10-Q
period 1997-08-31
STANDARD MICROSYSTEMS CORP
filed 1997-10-14
CIK 93384

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
        -----------------------------------------------------------------

                                    FORM 10-Q

        -----------------------------------------------------------------


      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended August 31, 1997

                                     OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-7422

        -----------------------------------------------------------------


                        STANDARD MICROSYSTEMS CORPORATION
-------------------------------------------------------------------------------

              (Exact name of registrant as specified in its charter)

             DELAWARE                                         11-2234952
-------------------------------------------------------------------------------

(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


     80 ARKAY DRIVE, HAUPPAUGE, NEW YORK                  11788
-------------------------------------------------------------------------------

   (Address of principal executive offices)             (Zip Code)



 Registrant's telephone number, including area code:          516-273-3100


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


             Yes    ____X____                   No   ________

    As of October 14, 1997 there were 15,553,531 shares of the registrant's common stock outstanding.

                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)


                                                              August 31,    February 28,
                                                                 1997           1997

Assets

Current assets:
  Cash and cash equivalents                                   $  10,465     $   8,382
  Accounts receivable, net of allowance for doubtful
    accounts of $1,056 and $881, respectively                    20,181        16,371
  Inventories                                                    24,589        31,460
  Deferred tax benefits                                           3,462         5,412
  Other current assets                                           13,421        10,781
                                                              ----------    ----------

       Total current assets                                      72,118        72,406
                                                              ----------    ----------

Property, plant and equipment:
  Land                                                            3,832         3,832
  Buildings and improvements                                     29,264        28,870
  Machinery and equipment                                        92,627        93,500
                                                              ----------    ----------

                                                                125,723       126,202
  Less:  accumulated depreciation                                78,031        74,171
                                                              ----------    ----------

       Property, plant and equipment, net                        47,692        52,031
                                                              ----------    ----------

Other assets                                                     29,066        29,024
Net assets of discontinued operations                            62,961        65,807
                                                              ----------    ----------

                                                              $ 211,837     $ 219,268
                                                              ==========    ==========

Liabilities and Shareholders' Equity

Current liabilities:
  Short-term borrowings                                       $   4,900     $    -
  Accounts payable                                                9,584        15,042
  Accrued expenses and other liabilities                         11,255         9,319
  Income taxes payable                                               14           129
                                                              ----------    ----------

        Total current liabilities                                25,753        24,490
                                                              ----------    ----------

Long-term debt                                                     -            7,000
Other liabilities                                                 4,579         4,584

Minority interest in subsidiary                                  11,436        11,397

Shareholders' equity:
  Preferred stock, $.10 par value-
    Authorized 1,000,000 shares, none outstanding                  -             -
  Common stock, $.10 par value-
    Authorized 30,000,000 shares,
    outstanding 15,517,000 and 13,876,000
    shares, respectively                                          1,552         1,388
  Additional paid-in capital                                    102,497        87,095
  Retained earnings                                              61,501        78,920
  Unrealized gain on investment, net of tax                       1,243           953
  Foreign currency translation adjustment                         3,276         3,441
                                                              ----------    ----------


        Total shareholders' equity                              170,069       171,797
                                                              ----------    ----------

                                                              $ 211,837     $ 219,268
                                                              ==========    ==========

Interim figures are subject to independent year-end audit.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)


                                                             Three Months Ended             Six Months Ended
                                                       --------------------------       -------------------------

                                                                August 31,                     August 31,
                                                        -------------------------       -------------------------

                                                           1997            1996            1997            1996

Revenues                                                $  41,184       $  53,687       $  75,987       $ 114,228

Cost of goods sold                                         30,431          41,019          58,220          80,274
                                                        ----------      ----------      ----------      ----------

Gross profit                                               10,753          12,668          17,767          33,954
                                                        ----------      ----------      ----------      ----------

Operating expenses:

  Research and development                                  3,284           2,572           6,501           5,129
  Selling, general and administrative                       8,619          10,809          17,780          22,270
                                                        ----------      ----------      ----------      ----------

                                                           11,903          13,381          24,281          27,399
                                                        ----------      ----------      ----------      ----------

Income (loss) from operations                              (1,150)           (713)         (6,514)          6,555
                                                        ----------      ----------      ----------      ----------

Other income (expense):

  Interest income                                             100             137             230             265
  Interest expense                                            (72)           (243)           (161)           (336)
  Litigation settlement                                    (2,000)           -             (2,000)           -
  Other income (expense), net                                  16             191             128             167
                                                        ----------      ----------      ----------      ----------

                                                           (1,956)             85          (1,803)             96
                                                        ----------      ----------      ----------      ----------

Income (loss) before minority interest and
  provision for income taxes                               (3,106)           (628)         (8,317)          6,651

Minority interest in net income of subsidiary                  33            -                 39            -
                                                        ----------      ----------      ----------      ----------

Income (loss) before provision for income taxes            (3,139)           (628)         (8,356)          6,651

Provision for (benefit from) income taxes                  (1,070)           (258)         (2,948)          2,727
                                                        ----------      ----------      ----------      ----------

Income (loss) from continuing operations                   (2,069)           (370)         (5,408)          3,924
                                                        ----------      ----------      ----------      -----------

Income (loss) from discontinued operations,(net of
  income taxes of ($3,709), $357, ($6,432) and
  ($1,296), respectively                                   (7,170)            512         (12,011)         (1,866)
                                                        ----------      ----------      ----------      ----------

Net income (loss)                                       $  (9,239)      $     142       $ (17,419)      $   2,058
                                                        ==========      ==========      ==========      ==========

Income (loss) per common and common equivalent share:
  Income (loss) from continuing operations              $   (0.14)      $   (0.03)      $   (0.35)      $    0.28
  Income (loss) from discontinued operations                (0.46)           0.04           (0.79)          (0.13)
                                                        ----------      ----------      ----------      ----------

Net income (loss) per common and
  common equivalent share                               $   (0.60)      $    0.01       $   (1.14)      $    0.15
                                                        ==========      ==========      ==========      ==========

Weighted average common and common
  equivalent shares outstanding                            15,490          13,864          15,245          13,836


Interim figures are subject to independent year-end audit.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                           Six Months Ended
                                                                       ------------------------

                                                                              August 31,
                                                                       ------------------------

                                                                          1997         1996
                                                                          ----         ----

Cash flows from operating activities:
  Cash received from customers                                         $  72,226     $ 104,271
  Cash paid to suppliers and employees                                   (73,439)     (117,634)
  Interest received                                                          209           260
  Interest paid                                                             (155)         (453)
  Income taxes received                                                    2,406         1,604
                                                                       ----------    ----------

    Net cash provided by (used for) operating activities                   1,247       (11,952)
                                                                       ----------    ----------

Cash flows from investing activities:
  Capital expenditures                                                    (2,812)       (6,096)
  Other                                                                       45           288
                                                                       ----------     ---------

    Net cash used for investing activities                                (2,767)       (5,808)
                                                                       ----------     ---------


Cash flows from financing activities:
  Proceeds from issuance of common stock                                  15,008           346
  Borrowings under line of credit agreements                              29,160        23,950
  Repayments of borrowings under line of credit agreements               (31,260)      (15,950)
                                                                       ----------     ---------

    Net cash provided by financing activities                             12,908         8,346
                                                                       ----------     ---------

Effect of foreign exchange rate changes on cash and cash equivalents        (140)         (266)
                                                                       ----------     ---------

Net cash provided by (used for) discontinued operations                   (9,165)        2,833
                                                                       ----------     ---------

Net increase (decrease) in cash and cash equivalents                       2,083        (6,847)

Cash and cash equivalents at beginning of period                           8,382        18,459
                                                                       ----------     ---------


Cash and cash equivalents at end of period                             $  10,465     $  11,612
                                                                       ==========    ==========



Reconciliation of net income (loss)
 to net cash provided by (used for) operating activities:

Net income (loss)                                                      $ (17,419)    $   2,058
Add: net loss from discontinued operations                                12,011         1,866
                                                                       ----------    ----------
Income (loss) from continuing operations                                  (5,408)        3,924

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

  Depreciation and amortization                                            6,376         6,004
  Other adjustments, net                                                     460           631

  Changes in operating assets and liabilities:
    Accounts receivable                                                   (4,017)       (9,961)
    Inventories                                                            6,861        (7,323)
    Accounts payable and accrued expenses and other liabilities           (2,319)       (4,503)
    Other changes, net                                                      (706)         (724)
                                                                       ----------      --------

Net cash provided by (used for) operating activities                   $   1,247     $ (11,952)
                                                                       ==========    ===========

Interim figures are subject to independent year-end audit.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.      Basis of Presentation

        The interim financial statements furnished reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the Company's financial position and results of operations for the three and six month periods ended August 31, 1997. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended February 28, 1997.



2.      Inventories

        Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

                              Aug. 31, 1997    Feb. 28, 1997


          Raw Materials         $  1,570         $  1,788
          Work in Process         19,042           23,619
          Finished Goods           3,977            6,053
                               ----------       ----------

                                $ 24,589         $ 31,460
                               ==========       ==========



3.      Discontinued Operations

        In October 1997, the Company reorganized its System Products Division into a new corporation, SMC Networks, Inc., and sold an 80.1% interest in the new corporation to Accton Technology Corporation of Hsinchu, Taiwan (Accton) for approximately $40.2 million in cash. The Company will retain a 19.9% interest in the new business, which supplies adapter cards, hubs and switches for local area networks. This investment will be carried by the Company at cost. As a result of this transaction, the Company expects to report a pre-tax gain of approximately $2 million, after related costs, in the third quarter ended November 30, 1997.

        Approximately $2.0 million of the sale proceeds have been placed into an escrow account until January 2, 1999, as security for the Company's indemnity obligations in this transaction. The Company will also be providing certain administrative support services for the new business, including finance and information services, at fair value, until such time as either party elects to terminate such services, with notice as defined in the related agreement.

        As a result of this transaction, the net assets, operating results and cash flows of the System Products Division have been classified as a discontinued operation in the accompanying consolidated financial statements. Standard Microsystems Corporation's operations will now consist almost entirely of its Component Products Division, which supplies integrated circuits for the personal computer industry.

        Summarized financial information for the discontinued operation is as follows (in millions):

                                         Three Months Ended   Six Months Ended
                                              August 31,        August 31,
                                            1997    1996       1997      1996
                                           --------------     ----------------

        Revenues                           $ 30.3   $45.5    $ 60.0    $ 85.0
        Income (loss) before income taxes   (10.9)    0.9     (18.4)     (3.2)
        Net income (loss)                    (7.2)    0.5     (12.0)     (1.9)


                                         August 31,  February 28,
                                           1997        1997
                                        -----------------------

        Current assets                     $ 53.5      $57.7
        Total assets                         72.8       80.6
        Current liabilities                   9.8       14.8
        Net assets                           63.0       65.8



4.      Commitments and Contingencies

        In September 1997, the Company signed an agreement to settle a class action lawsuit initiated in 1995.

        In June 1995, several actions were filed against the Company and certain of its officers and directors. These complaints were consolidated into a class action on behalf of the purchasers of Standard Microsystems' common stock between September 19, 1994, and June 2, 1995. The consolidated complaint asserted claims under federal securities laws and alleged that the price of the Company's commons stock had been artificially inflated during the class action period by false and misleading statements and the failure to disclose certain information. The Company, its officers and its directors strongly denied, and continue to deny, all of these allegations.

        On September 10, 1997, the Company and counsel for the class action plaintiffs signed an agreement to settle the consolidated action in its entirety. Although Standard Microsystems believes that the claims asserted in the class action were without merit, the Company believes that it was in the best interest of its shareholders to settle the case due to the continuing costs of defense, the distraction of management's attention and the uncertainties inherent in any litigation.

        As a result of this settlement, the Company recorded a net pre-tax charge of $2.0 million in its second quarter ended August 31, 1997.

        Several steps remain before this settlement can become effective. Before notice can be sent to the class, the settlement must be approved by the Federal judge who was assigned this case. If the court does not approve the settlement, or if certain other circumstances as set forth in a notice to class members occur, the proposed settlement may not become effective.

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

Item 2  -  Management's Discussion and Analysis of
Financial Condition and Results of Operations




Results of Operations

Discontinued Operations

In October 1997, the Company reorganized its System Products Division into a new corporation, SMC Networks, Inc., and sold an 80.1% interest in the new corporation to Accton Technology Corporation of Hinschu, Taiwan (Accton) for approximately $40.2 million in cash. The Company will retain a 19.9% interest in the new business, which supplies adapter cards, hubs and switches for local area networks. This investment will be carried by the Company at cost. As a result of this transaction, the Company expects to report a pre-tax gain of approximately $2 million, after related costs, in the third quarter ended November 30, 1997.

Approximately $2.0 million of the sale proceeds have been placed into an escrow account until January 1999, as security for the Company's indemnification obligations in this transaction. The Company will also be providing certain administrative support services for the new business, including finance and information systems services, at fair value, until such time as either party elects to terminate such services, with notice to the other party as defined in the related agreement.

As a result of this  transaction,  the net  assets,  operating  results and cash flows of the Company's System Products Division have been classified as a discontinued operation within the accompanying consolidated financial statements. Standard Microsystems Corporation's operations will now consist almost entirely of its Component Products Division, which supplies integrated circuits for the personal computer industry. As part of the agreement for this transaction, SMC Networks, Inc. will obtain exclusive right to use the "SMC" trade name and logo. Standard Microsystems Corporation will adopt the trade name "SMSC", which also serves as the Company's NASDAQ stock ticker symbol.

Continuing Operations

The Company will now conduct its operations primarily through its Component Products Division, which designs, produces and markets very-large-scale-integrated circuits, mainly for control of various personal computer functions. The Division also operates a wafer foundry which supplies specialized semiconductor-related products.



The following table presents the Company's Consolidated Statements of Income, through income (loss) from continuing operations, as percentages of revenues, for the three and six month periods ended August 31, 1997 and 1996 :


                                       Three Months Ended      Six Months Ended
                                            August 31,            August 31,
                                       -------------------     -----------------

                                          1997     1996         1997     1996
                                         ------   ------       ------   ------

Revenues                                  100.0%   100.0%       100.0%   100.0%
Cost of goods sold                         73.9     76.4         76.6     70.3
                                         -------  -------      -------  -------
Gross profit                               26.1     23.6         23.4     29.7
                                         -------  -------      -------  -------

Operating expenses:

  Research and development                  8.0      4.8          8.6      4.5
  Selling, general and administrative      20.9     20.1         23.4     19.5
                                         -------  -------      -------  -------
                                           28.9     24.9         32.0     24.0
                                         -------  -------      -------  -------

Income (loss) from operations              (2.8)    (1.3)        (8.6)     5.7
                                         -------  -------      -------  -------

 Other income (expense):

  Interest income                           0.2      0.3          0.3      0.2
  Interest expense                         (0.2)    (0.5)        (0.2)    (0.3)
  Litigation settlement                    (4.9)     0.0         (2.6)     0.0
  Other income (expense), net               0.0      0.4          0.2      0.1
                                         -------  -------      -------  -------
                                           (4.7)     0.2         (2.4)     0.1
                                         -------  -------      -------  -------

Income (loss) from continuing operations
 before minority interest and
  provision for income taxes               (7.5)    (1.2)       (10.9)     5.8
                                         -------  -------      -------  -------

Minority interest in net income
 of subsidiary                              0.1      0.0          0.1      0.0
                                         -------  -------      -------  -------

Income (loss) from continuing operations
  before provision for income taxes        (7.6)    (1.2)       (11.0)     5.8
                                         -------  -------      -------  -------

Provision for (benefit from) income taxes  (2.6)    (0.5)        (3.9)     2.4
                                         -------  -------      -------  -------

Income (loss) from continuing operations   (5.0)%   (0.7)%       (7.1)%    3.4%
                                         -------  -------      -------  -------
--------------------------------------------------------------------------------


Revenues

The Company's revenues of $41.2 million for the second quarter of fiscal 1998 declined 23.3% from year-earlier revenues of $53.7 million. For the first six months of fiscal 1998, revenues of $76.0 represent a decline of 33.5% compared to $114.2 for the year-earlier six month period. This revenue decline was the result of competitive market conditions for its personal computer (PC) input/output (I/O) devices in both the first and second quarters of fiscal 1998, compared to the previous year. These competitive conditions led to aggressive pricing by several of the Company's competitors, resulting in considerable declines in average selling prices. In addition, revenues reported by the Company's foundry business unit declined from $4.7 million and $10.7 million for the three and six months ended August 31, 1996, respectively, to $2.4 and $4.0 million for the corresponding periods of fiscal 1998.

Gross Profit

The Company's gross profit margin for the second quarter of fiscal 1998 was 26.1%, an increase of 2.5% from 23.6% reported in for the second quarter of fiscal 1997. Gross profit margin for the six months ended August 31, 1997 was 23.4%, compared to 29.7% for the six months ended August 31, 1996, a decrease of 6.3%.

The principal factor contributing to the 2.5% gross margin increase in the second quarter of fiscal 1998, compared to the second quarter of fiscal 1997, was a shift in product mix towards higher margin devices. The decline in gross margin for the six months ended August 31, 1997, as compared to the fiscal 1997 margin, resulted from sharply reduced selling prices on PC I/O devices, a decline in foundry business unit revenue and a decline in licensing revenues.

Operating Expenses

Research and development expenses increased 26.9% to $3.3 million in the second quarter of fiscal 1998, from $2.6 million in the year-earlier period. Such expenses for the current six month period increased by 27.5% to $6.5 million, from $5.1 million in the year-earlier period. This increase for both the current year's three and six month periods reflects an increased engineering staff compared to the year-earlier periods.

Selling, general and administrative expenses declined 19.4% to $8.7 million in the second quarter of fiscal 1998, compared to $10.8 million in the year-earlier period, and declined 20.2% to $17.8 million for the current six month period, compared to $22.3 million for the comparable year-earlier period. These lower selling, general and administrative expenses reflected lower variable selling expenses associated with lower revenues and reduced staffing in corporate administrative areas, including finance and information systems.

Other Income and Expense

During the second quarter of fiscal 1998, the Company recorded a $2.0 million charge for the settlement of class action litigation initiated in 1995. Please see Note 4 to the Consolidated Financial Statements included herein for additional details.

Income Taxes

For the second quarter of fiscal 1998, the Company recorded an income tax benefit at an effective tax rate of 34.1%, compared to the 41.1% effective tax benefit rate used in the comparable period of fiscal 1997. The Company's effective income tax rate primarily reflects statutory tax rates and the impact of certain non-deductible goodwill amortization.

Liquidity and Capital Resources

As previously discussed, the Company received $40.2 million of cash in October 1997 pursuant to the reorganization of its System Products Division and concurrent sale of an 80.1% interest in the reorganized business. $2.0 million of these proceeds have been deposited in an escrow account until January 1999. These proceeds are currently intended to provide working capital for, and help finance capital and other investment requirements of, the Company's Component Products Division.

For the first six months of fiscal 1998, net cash provided by continuing operating activities was $1.2 million; investing activities used $2.8 million and cash provided by financing activities was $12.9 million; the effect of foreign exchange rate changes was a gain of $0.1 million, giving the Company a net increase in cash from continuing operations of $11.2 million. Discontinued operations used $9.2 million during the current six month period. The majority of the cash provided by investing activities in fiscal 1998 was provided pursuant to a March 1997 equity investment of $14.6 million in the Company by Intel Corporation of Santa Clara, California.

The Company's working capital decreased $1.5 million to $46.4 million at August 31,1997, compared to $47.9 million as of February 28, 1997. Inventory levels declined noticeably during the period, from $31.5 million to $24.6 million, as inventory turnover improved to slightly over four times per year. Capital expenditures declined to $2.8 million during the current six month period,
compared  to  $6.1  million  in  the  prior  year  six  month  period.   Capital
expenditures are expected to increase during the second half of the current fiscal year to support an expansion of the Company's manufacturing capacity.

Included within Other current assets as of August 31, 1997 is $7.5 million held in an interest-bearing escrow account. This account was established pursuant to the Company's January 1996 sale of a business unit to Cabletron Systems Inc. (Cabletron), as security for the Company's indemnification obligations in that transaction. In April 1997, Cabletron filed a claim against the escrow account, and in May 1997 filed a related lawsuit, alleging breach by the Company of the non-competition clause of related agreement. The lawsuit seeks an injunction and unspecified damages. The Company firmly believes this claim is without merit and is pursuing its claim to this escrow fund.

The Company maintains a $25 million line of credit with two banks, which permits the Company to borrow funds on a revolving basis, primarily to finance working capital needs. In May 1997, the Company and its banks renegotiated the terms of the credit line, extending the agreement through July 1998. This agreement provides the banks with a general security interest in the Company's trade accounts receivable and inventory. As of August 31, 1997, borrowings under this line of credit totaling $4.9 million have been classified as short-term borrowings due to the July 1998 expiration of the current agreement. The Company intends to renegotiate this credit line, or pursue other financing arrangements, prior to such expiration.

The Company believes that its current cash reserves, cash flows generated from operations and existing line of credit will be sufficient to meet its liquidity requirements for the next twelve months.

Factors That May Affect Future Results

Certain   statements  and  information   contained  in  this  quarterly  report,
constitute "forward-looking statements" within the meaning of the Federal Securities laws. These forward-looking statements involve risks and uncertainties which may cause actual results and performance to be different from those expressed or implied in such statements.

The Company competes in the personal computer semiconductor market which is characterized by intense competition, rapid changes in technology and price erosion. Many of the competitors in these markets are larger and have significantly greater financial and other resources than the Company.

The Company's quarterly and annual operating results may be influenced by factors, including, among other things: worldwide demand for personal computers, the ability to introduce competitive products on a timely basis, constraints on the availability and fluctuations in the cost of subcontract manufacturing, the ability to forecast market and customer demand and new products and technologies introduced by competitors.

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

Item 3 - Quantitative and Qualitative Disclosures
About Market Risk

Not applicable.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           In September 1997, the Company signed an agreement to settle a class action lawsuit initiated in 1995.

           In June 1995, several actions were filed against the Company and certain of its officers and directors. These complaints were consolidated into a class action on behalf of the purchasers of Standard Microsystems' common stock between September 19, 1994, and June 2, 1995. The consolidated complaint asserted claims under federal securities laws and alleged that the price of the Company's common stock had been artificially inflated during the class action period by false and misleading statements and the failure to disclose certain information. The Company, its officers and its directors strongly denied, and continue to deny, all of these allegations.

           On September 10, 1997, the Company and counsel for the class action plaintiffs signed an agreement to settle the consolidated action in its entirety. Although Standard Microsystems believes that the claims asserted in the class action were without merit, the Company believes that it was in the best interest of its shareholders to settle the case due to the continuing costs of defense, the distraction of management's attention and the uncertainties inherent in any litigation.

           As a result of this settlement, the Company recorded a net pre-tax charge of $2.0 million in its second quarter ended August 31, 1997.

           Several steps remain before this settlement can become effective. Before notice can be sent to the class, the settlement must be approved by the Federal judge who was assigned this case. If the court does not approve the settlement, or if certain other circumstances as set forth in a notice to class members occur, the proposed settlement may not become effective.


Item 4.    Submission of Matters to a Vote of Security Holders

           The following matters were submitted to a vote of security holders at the registrant's annual meeting of shareholders which was held on July 15, 1997.

           The following were elected directors, each receiving the number of votes set opposite his name:

                                                                       Broker
                                       For          Withheld          Non-votes

                 Robert M. Brill   14,311,046        17,714              -0-
                 Paul Richman      14,235,054        93,706              -0-

           A stockholder proposal relating to director retirement plans was defeated by the following vote:
                                                                       Broker
                      For            Against         Abstain          Non-votes

                   3,389,548        5,901,000        204,814          5,119,995

           The selection of Arthur Andersen LLP as the Company's auditors for the current year was ratified by the following vote:

                                                                        Broker
                      For            Against         Abstain          Non-votes

                   14,453,736        110,524         51,097              -0-

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 Exhibit 27 -   Financial Data Schedule

           (b)   Reports on Form 8-K

                 None.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         STANDARD MICROSYSTEMS CORPORATION
                                    (Registrant)




DATE:  October 14, 1997               /S/     Eric M. Nowling
                                      ---------------------------------

                                                (Signature)
                                              Eric M. Nowling
                                          Vice President and Controller
                                     (Chief Financial and Accounting Officer)