Form 10-Q
period 1997-11-30
STANDARD MICROSYSTEMS CORP
filed 1998-01-13
CIK 93384

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

               For the quarterly period ended November 30, 1997

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


             Yes    ____X____                   No   ________

    As of January 13, 1998 there were 15,903,952 shares of the registrant's common stock outstanding.

                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)


                                                             November 30,    February 28,
                                                                 1997           1997

Assets

Current assets:
  Cash and cash equivalents                                   $  41,015     $   8,382
  Short-term investments                                          4,000          -
  Accounts receivable, net of allowance for doubtful
    accounts of $1,019 and $881, respectively                    20,581        16,371
  Inventories                                                    20,880        31,460
  Deferred tax benefits                                           3,932         5,412
  Other current assets                                           18,621        10,781
                                                              ----------    ----------

       Total current assets                                     109,029        72,406
                                                              ----------    ----------

Property, plant and equipment:
  Land                                                            3,832         3,832
  Buildings and improvements                                     28,739        28,870
  Machinery and equipment                                        93,921        93,500
                                                              ----------    ----------

                                                                126,492       126,202
  Less:  accumulated depreciation                                81,127        74,171
                                                              ----------    ----------

       Property, plant and equipment, net                        45,365        52,031
                                                              ----------    ----------

Other assets                                                     40,027        29,024
Net assets of discontinued operations                            15,021        65,807
                                                              ----------    ----------

                                                              $ 209,442     $ 219,268
                                                              ==========    ==========

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                            $  11,925     $  15,042
  Accrued expenses and other liabilities                         10,259         9,319
  Income taxes payable                                               22           129
                                                              ----------    ----------

        Total current liabilities                                22,206        24,490
                                                              ----------    ----------

Long-term debt                                                     -            7,000
Other liabilities                                                 4,520         4,584

Minority interest in subsidiary                                  11,460        11,397

Shareholders' equity:
  Preferred stock, $.10 par value-
    Authorized 1,000,000 shares, none outstanding                  -             -
  Common stock, $.10 par value-
    Authorized 30,000,000 shares,
    outstanding 15,894,000 and 13,876,000
    shares, respectively                                          1,589         1,388
  Additional paid-in capital                                    106,324        87,095
  Retained earnings                                              59,479        78,920
  Unrealized gain on investment, net of tax                       1,094           953
  Foreign currency translation adjustment                         2,770         3,441
                                                              ----------    ----------


        Total shareholders' equity                              171,256       171,797
                                                              ----------    ----------

                                                              $ 209,442     $ 219,268
                                                              ==========    ==========

Interim figures are subject to independent year-end audit.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)


                                                             Three Months Ended            Nine Months Ended
                                                       --------------------------       -------------------------

                                                              November 30,                   November 30,
                                                        -------------------------       -------------------------

                                                           1997            1996            1997            1996

Revenues                                                $  42,768       $  50,450       $ 118,755       $ 164,678

Cost of goods sold                                         29,977          37,610          88,197         117,884
                                                        ----------      ----------      ----------      ----------

Gross profit                                               12,791          12,840          30,558          46,794
                                                        ----------      ----------      ----------      ----------

Operating expenses:

  Research and development                                  3,875           3,189          10,376           8,318
  Selling, general and administrative                       8,556           9,132          26,336          31,401
                                                        ----------      ----------      ----------      ----------

                                                           12,431          12,321          36,712          39,719
                                                        ----------      ----------      ----------      ----------

Income (loss) from operations                                 360             519          (6,154)          7,075
                                                        ----------      ----------      ----------      ----------

Other income (expense):

  Interest income                                             331             155             561             420
  Interest expense                                            (44)           (151)           (205)           (487)
  Litigation settlement                                      -               -             (2,000)           -
  Other income (expense), net                                 (67)            (15)             61             152
                                                        ----------      ----------      ----------      ----------

                                                              220             (11)         (1,583)             85
                                                        ----------      ----------      ----------      ----------

Income (loss) before minority interest and
  provision for income taxes                                  580             508          (7,737)          7,160

Minority interest in net income of subsidiary                  24              10              63              10
                                                        ----------      ----------      ----------      ----------

Income (loss) before provision for income taxes               556             498          (7,800)          7,150

Provision for (benefit from) income taxes                     195             191          (2,753)          2,918
                                                        ----------      ----------      ----------      ----------

Income (loss) from continuing operations                      361             307          (5,047)          4,232
                                                        ----------      ----------      ----------      -----------

Discontinued operation:

 Loss from discontinued operation (net of income
  taxes of ($1,838), ($2,589), ($8,270) and ($3,855))      (3,413)         (4,161)        (15,424)         (6,027)
 Gain on sale of discontinued operation (net of taxes
  of $555)                                                  1,030            -              1,030            -
                                                         ----------      ----------      ----------      ----------

Net loss                                                 $ (2,022)      $  (3,854)      $ (19,441)      $  (1,795)
                                                        ==========      ==========      ==========      ==========

Income (loss) per common and common equivalent share:
  Income (loss) from continuing operations              $    0.02       $    0.02       $   (0.33)      $    0.31
  Loss from discontinued operation                          (0.21)          (0.30)          (1.00)          (0.44)
  Gain on sale of discontinued operation                     0.06             -              0.07             -
                                                        ----------      ----------      ----------      ----------

Net loss per common and
  common equivalent share                               $   (0.13)      $   (0.28)      $   (1.26)      $   (0.13)
                                                        ==========      ==========      ==========      ==========

Weighted average common and common
  equivalent shares outstanding                            16,165          13,888          15,400          13,854


Interim figures are subject to independent year-end audit.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                          Nine Months Ended
                                                                       ------------------------

                                                                            November 30,
                                                                       ------------------------

                                                                          1997         1996
                                                                          ----         ----

Cash flows from operating activities:
  Cash received from customers                                         $ 114,054     $ 160,531
  Cash paid to suppliers and employees                                  (108,260)     (157,754)
  Interest received                                                          433           414
  Interest paid                                                             (214)         (611)
  Income taxes paid                                                          (97)       (2,685)
  Cash paid for litigation settlement                                     (2,000)         -
                                                                       ----------    ----------

    Net cash provided by (used for) operating activities                   3,916          (105)
                                                                       ----------    ----------

Cash flows from investing activities:
  Capital expenditures                                                    (3,835)      (11,913)
  Purchases of short-term investments                                     (4,000)         -
  Investment in Accelerix Incorporated                                      (250)       (1,483)
  Escrow investment                                                       (2,020)         -
  Other                                                                       53          (240)
                                                                       ----------     ---------

    Net cash used for investing activities                               (10,052)      (13,636)
                                                                       ----------     ---------


Cash flows from financing activities:
  Proceeds from issuance of common stock                                  18,287           434
  Borrowings under line of credit agreements                              33,960        26,610
  Repayments of borrowings under line of credit agreements               (40,960)      (26,610)
                                                                       ----------     ---------

    Net cash provided by financing activities                             11,287           434
                                                                       ----------     ---------

Effect of foreign exchange rate changes on cash and cash equivalents        (458)         (564)
                                                                       ----------     ---------

Net cash provided by (used for) discontinued operation                    (8,837)        5,619
                                                                       ----------     ---------

Net cash provided by sale of discontinued operation                       36,777          -
                                                                       ----------     ---------

Net increase (decrease) in cash and cash equivalents                      32,633        (8,252)

Cash and cash equivalents at beginning of period                           8,382        18,459
                                                                       ----------     ---------


Cash and cash equivalents at end of period                             $  41,015     $  10,207
                                                                       ==========    ==========



Reconciliation of net loss
 to net cash provided by (used for) operating activities:

Net loss                                                               $ (19,441)    $  (1,795)
Add: net loss from discontinued operation                                 15,424         6,027
Subtract: gain from sale of discontinued operation                        (1,030)         -
                                                                       ----------    ----------
Income (loss) from continuing operations                                  (5,047)        4,232

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities:

  Depreciation and amortization                                           10,015         9,045
  Other adjustments, net                                                     897         1,026

  Changes in operating assets and liabilities:
    Accounts receivable                                                   (4,807)       (4,168)
    Inventories                                                           10,471       (12,190)
    Accounts payable and accrued expenses and other liabilities             (939)        3,044
    Other changes, net                                                    (6,674)       (1,094)
                                                                       ----------      --------

Net cash provided by (used for) operating activities                   $   3,916     $    (105)
                                                                       ==========    ===========

Interim figures are subject to independent year-end audit.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.      Basis of Presentation

        The interim financial statements furnished reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the Company's financial position and results of operations for the three and nine month periods ended November 30, 1997. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended February 28, 1997.

2.      Cash,  Cash Equivalents,  and Short-term Investments

        Cash and cash equivalents consist principally of cash in banks and highly liquid debt instruments purchased with maturities of three months or less. These debt instruments are categorized as available for sale and are recorded at fair value which approximates cost. Short-term investments consist of debt instruments with original maturities of between three and twelve months. These investments are all classified as available-for-sale. While the Company's intent is to hold these investments to maturity, the Company has classified all securities as available-for-sale as the sale of such securities may be required prior to maturity to support current operations or to take advantage of other investment opportunities. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," such investments are stated at fair value and any unrealized gains and losses on such investments are reflected, net of taxes, in Shareholders' equity.


3.      Inventories

        Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

                                            Nov. 30, 1997       Feb. 28, 1997


          Raw Materials                     $       1,528       $        1,788
          Work in Process                          15,428               23,619
          Finished Goods                            3,924                6,053
                                            --------------      ---------------

                                            $      20,880       $       31,460
                                            ==============      ===============


4.      Subsequent Event

        On December 17, 1997, the Company and Cabletron Systems, Inc. ("Cabletron") settled a lawsuit initiated in May 1997 by Cabletron. The action claimed violation of the non-competition clause included in the January 1996 Asset Purchase Agreement (the "Agreement") between the Company and Cabletron, and requested unspecified damages and an injunction. As part of this settlement, the Company paid Cabletron approximately $530,000 from an escrow account established for indemnification obligations as part of the Agreement. The remaining balance of the escrow account of $7,110,000 was released to the Company.

5.      Discontinued operation

        In October 1997, the Company reorganized its System Products Division into a new corporation, SMC Networks, Inc., and sold an 80.1% interest in the new corporation to Accton Technology Corporation of Hsinchu, Taiwan (Accton) for approximately $40.2 million in cash. The Company retained a 19.9% interest in the new business, which supplies adapter cards, hubs and switches for local area networks. This investment is carried by the Company at cost. As a result of this transaction, the Company reported a pre-tax gain of approximately $1 million, after related costs, in the third quarter ended November 30, 1997.

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


        Summarized financial information for the discontinued operation is as follows (in millions):

                                         Three Months Ended   Nine Months Ended
                                            November 30,        November 30,
                                            1997    1996       1997      1996
                                           --------------     ----------------

        Revenues                           $  5.4   $43.3    $ 65.4    $128.4
        Income (loss) before income taxes    (3.7)   (6.8)    (22.1)     (9.9)
        Net income (loss)                    (2.4)   (4.2)    (14.4)     (6.1)


                                       November 30,  February 28,
                                           1997        1997
                                       -------------------------

        Current assets                     $ 17.9      $57.7
        Total assets                         17.9       80.6
        Current liabilities                   2.9       14.8
        Net assets                           15.0       65.8

6       Commitments and Contingencies

        In September 1997, the Company signed an agreement to settle a class action lawsuit initiated in 1995.

        In June 1995, several actions were filed against the Company and certain of its officers and directors. These complaints were consolidated into a class action on behalf of the purchasers of Standard Microsystems common stock between September 19, 1994, and June 2, 1995. The consolidated complaint asserted claims under federal securities laws and alleged that the price of the Company's common stock had been artificially inflated during the class action period by false and misleading statements and the failure to disclose certain information. The Company, its officers and its directors strongly denied, and continue to deny, all of these allegations.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Overview:

Discontinued Operation

During the third quarter of fiscal 1998, Standard Microsystems Corporation (the Company) reorganized its former Systems Products Division, which designed, produced and marketed products used in the local area networking of personal computers, into a new corporation called SMC Networks, Inc. Following this reorganization, the Company sold an 80.1% interest in this new corporation to Accton Technology Corporation (Accton)of Hinschu, Taiwan, for approximately $40 million in cash. The Company retained a 19.9% ownership interest in SMC Networks, Inc., and carries this investment at cost on its consolidated balance sheet.

The former Systems Products Division was discontinued on October 7, 1997 and is presented as a discontinued operation on the accompanying consolidated financial statements. For additional information about this discontinued operation, refer to the Company's Form 8-K report filed on October 22,1997.

Continuing Operations

The Company's continuing operations now consist almost entirely of the operations of its Component Products Division, which designs, develops, produces, and markets very-large-scale-integrated circuits, mainly for control of various personal computer functions. These integrated circuits (ICs) consist of input/output (I/O), local area network and embedded control devices. The Company also operates a wafer foundry that manufactures Microelectromechanical Systems (MEMS). The Company's 80% owned subsidiary, Toyo Microsystems Corporation (TMC), sells component and system products in the Japanese market.

The accompanying financial statements have been restated to reflect the former System Products Division as a discontinued operation, and this Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the continuing operation. As part of the System Products Division reorganization, the Company sold the rights to the SMC trade name and logo to SMC Networks, Inc. The Company has changed its trade name to SMSC, which is consistent with the Company's NASDAQ stock ticker symbol.

Results of Continuing Operations

Revenues

The Company's revenues of $42.8 million for the third quarter of fiscal 1998 represent a decline of 15.2% from the year-earlier revenues of $50.5 million. Revenues of $118.8 million for the first nine months of fiscal 1998 have declined 27.9% compared to $164.7 million of revenues for the first nine months of fiscal 1997. The revenue decrease resulted from aggressive pricing by the Company's personal computer (PC) input/output (I/O) device competitors, in both the fiscal 1998 three and nine month periods. This pricing required the Company to lower unit prices more than planned and also hurt unit sales. Revenues from the Company's wafer foundry were 5.7% and 5.4% of total revenues for the three and nine month periods ended November 30, 1997, respectively, compared to 4.9% and 8.0% for the corresponding periods in the prior fiscal year.

Gross Profit

The Company's gross profit margin for the third quarter of fiscal 1998 was 29.9% compared with the 25.5% margin reported for the third quarter of fiscal 1997. For the nine month period ended November 30, 1997, the Company's gross profit margin was 25.7% compared with the year-earlier margin of 28.4%.

Sales of new, higher-margin products contributed principally to greater gross margins in the third quarter.

The principal factors contributing to the gross profit margin decrease for the first nine months of fiscal 1998, were sharply reduced selling prices on PC I/O devices, which were only partially offset by reductions in manufacturing costs, and a decline in wafer foundry revenues and the consequent increase in under-utilized wafer foundry manufacturing overhead.

Operating Expenses

Research and development expenses increased 21.9% to $3.9 million in the third quarter of fiscal 1998, from $3.2 million in the year-earlier period. For the current nine month period, research and development expenses increased by 25.3% to $10.4 million, from $8.3 million in the year-earlier period. These increases in spending for both the three month and nine month periods reflect an increased engineering staff, as well as increases in other development costs, compared to the comparable year-earlier periods.

Selling, general and administrative expenses declined 5.5% to $8.6 million in the third quarter of fiscal 1998, compared to $9.1 million in the year-earlier quarter, and declined 16.2% to $26.3 million for the current nine month period, compared to the year-earlier expenses of $31.4 million. These lower selling, general and administrative expenses reflected lower sales commissions and other variable selling expenses associated with lower revenues and a reduction of staff levels in general and administrative areas.

Other Income and Expenses

During the second quarter of fiscal 1998, the Company recorded a $2.0 million charge for the settlement of a class action litigation initiated in 1995. Please refer to Note 6 to the Consolidated Financial Statements included herein for additional details.

Income Taxes

For the three and nine month periods of fiscal 1998, income tax benefits have been recorded at effective tax rates of 35.0% and 35.3%, respectively, compared to effective tax rates of 38.4% and 40.8%, respectively, for the corresponding year-earlier periods. The Company's effective income tax rate primarily reflects statutory tax rates, income tax credits, and the impact of certain non-deductible expenses and tax-exempt income.


Liquidity and Capital Resources

As of November 30, 1997, the Company's cash and cash equivalents totaled $41.0 million, an increase of $32.6 million from February 28, 1997. The Company's principal sources and uses of cash during the nine month period ended November 30, 1997 were as follows:

     - Cash provided from continuing operations of $3.5 million reflects a substantial decrease in inventories to $20.9 million as of November 30, 1997, from $31.5 million as of February 28, 1997. This decrease resulted from higher than planned inventories at February 28, 1997 (due to sharply reduced revenues in the fourth quarter of fiscal 1997), and the subsequent efforts by the Company to restore inventories to planned levels.

     - Cash used for investing activities of $10.0 million included capital expenditures of $3.8 million, down from $12.0 million in the year-earlier nine month period. The Company expects future capital spending to increase to support an expansion of the Company's production testing and wafer foundry manufacturing capacity. Also included within the current fiscal year's investing activities is $4.0 million of short-term investments in securities with maturities from three and twelve months.

     - Cash provided by financing activities of $11.3 million during the first nine months of fiscal 1998 includes $18.3 million of cash received from the issuance of the Company's common stock, offset by the repayment of $7.0 million of long-term bank debt. As of November 30, 1997, the Company had no long-term bank debt. The majority of the cash received from the issuance of common stock was provided by a March 1997 equity investment of $14.6 million in the Company by Intel Corporation of Santa Clara, California.

     - Cash used by the discontinued operation was $8.8 million, and cash provided from the sale of the discontinued operation was $36.7 million, after related expenses. As previously reported, the Company received $40.2 million in cash in October 1997 pursuant to the reorganization of its System Products Division and the concurrent sale of an 80.1% interest in the reorganized business. $2.0 million of these proceeds have been deposited into an escrow account until January 1999, as security for the Company's indemnification obligations on this transaction.

The Company's working capital increased $38.9 million to $86.8 million as of November 30,1997, from $47.9 million as of February 28, 1997, most of which was
provided   by  cash  received  pursuant to the System Products Division reorganization. Included within Other current assets at November 30, 1997 and February 28, 1997 were $7.6 million and $7.3 million, respectively, held in an interest-bearing escrow account. This account was established pursuant to the Company's January 1996 sale of a business unit to Cabletron Systems, Inc. (Cabletron), as security for the Company's indemnification obligations in that transaction. These funds were scheduled to be released to the Company in July 1997. In April 1997, Cabletron filed a claim against the escrow account, and in May 1997 filed a related lawsuit, alleging breach by the Company of the non-competition clause of a related agreement. In December 1997, the Company and Cabletron agreed to settle this action. The settlement resulted in a payment from the escrow account of $0.5 million to Cabletron, and the remainder was released to the Company.

The Company maintains a $25.0 million line of credit with several banks, which permits the Company to borrow funds on a revolving basis, primarily to finance working capital needs. In May 1997, the Company and its banks renegotiated the terms of the credit line, extending the agreement through July 1998. This agreement provides the banks with a general security interest in the Company's trade accounts receivable and inventory. As of November 30, 1997, the Company had no outstanding borrowings against this line of credit.

The Company believes that its current cash and cash equivalents, cash flows generated from operations, and its existing line of credit will be sufficient to meet both its cash requirements for the next twelve months.


Factors That May Affect Future Results

Certain statements and information contained in this quarterly report constitute "forward-looking statements" within the meaning of the Federal Securities laws. These forward-looking statements involve risks and uncertainties which may cause actual results and performance to be different from those expressed or implied in such statements.

The Company competes in the personal computer semiconductor market, which is characterized by intense competition, rapid changes in technology and price erosion. Many of the Company's competitors in this market are larger and have significantly greater financial and other resources than the Company.

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

Sales of most of the Company's products depend largely on sales of personal computers. Reductions in the rate of growth in the PC market could adversely affect the Company's operating results. In addition, as a component supplier to PC manufacturers, the Company often experiences a greater magnitude of demand fluctuation then the Company's customers themselves experience. Also, some of the Company's products are used in PCs for the consumer market, which tends to be more volatile than other segments of the PC marketplace.

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

Several countries in the Asia and Pacific Rim region have recently been experiencing economic uncertainty and devalued currencies. The Company is currently monitoring the backlog and order input from its customers in this region, as well as reviewing the credit position of these customers. Management is currently unable to determine the impact these conditions may have, if any, on its business in the future.

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

Item 3 - Quantitative and Qualitative Disclosures
About Market Risk

Not applicable.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           On December 17, 1997, the Company and Cabletron Systems, Inc. ("Cabletron") settled a lawsuit initiated in May 1997 by Cabletron. The action claimed violation of the non-competition clause included in the January 1996 Asset Purchase Agreement (the "Agreement") between the Company and Cabletron, and requested unspecified damages and an injunction. As part of this settlement, the Company paid Cabletron approximately $530,000 from an escrow account established for indemnification obligations as part of the Agreement. The remaining balance of the escrow account of $7,110,000 was released to the Company.




Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  Exhibit 27 -    Financial Data Schedule

           (b)    Reports on Form 8-K

                  A report on Form 8-K dated October 22, 1997, was filed during the last quarter of the period covered by this report. The Form 8-K reported the sale of the assets and liabilities of the Systems Products Division and contained the following financial statement pursuant to Item 7:

                  Unaudited Pro Forma Consolidated Condensed Statement of Income for the year ended February 28, 1997.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         STANDARD MICROSYSTEMS CORPORATION
                                    (Registrant)




DATE:  January 13, 1998               /S/     Eric M. Nowling
                                      ---------------------------------

                                                (Signature)
                                              Eric M. Nowling
                                          Vice President and Controller
                                     (Chief Financial and Accounting Officer)