Form 10-K405
period 1998-02-28
STANDARD MICROSYSTEMS CORP
filed 1998-05-28
CIK 93384

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K
                                ----------------

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended February 28, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                           Commission File No. 0-7422
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

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.10 par value
                        Preferred Stock Purchase Rights
- -----------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     As of May 20, 1998, 15,723,497 shares of the registrant's common stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $167,062,000.

                     Documents Incorporated By Reference
     The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

                           Document                                        Part
Those portions of the registrant's 1998 annual report to shareholders
(the Annual Report") which are specifically identified herein as
incorporated by reference into this Form 10-K.                               II
Those portions of the registrant's proxy statement for the registrant's
1998 Annual Meeting (the "Proxy Statement") which are specifically
identified herein as incorporated by reference into this Form 10-K.         III

                        Standard Microsystems Corporation
                                    Form 10-K
                   For the Fiscal Year Ended February 28, 1998


TABLE OF CONTENTS

                                     PART I
ITEM
1.  Business
2.  Properties
3.  Legal Proceedings
4.  Submission of Matters to a Vote of Security Holders

                                     PART II

5.  Market for the Registrant's Common Equity and Related Stockholder Matters
6.  Selected  Financial  Data
7. Management's Discussion and Analysis of Financial Condition and Results of Operations
7A. Quantitative and Qualitative Disclosures About Market Risk
8.  Financial Statements and Supplementary Data
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

10. Directors and Executive Officers of the Registrant
11. Executive Compensation
12. Security Ownership of Certain Beneficial Owners and Management
13. Certain Relationships and Related Transactions

                                     PART IV

15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

                                     PART I

Item 1.  Business.

General Description of the Business

Standard Microsystems Corporation (the "Company", the "Registrant", or "SMSC") is a Delaware corporation, organized in 1971. As used herein, the term "Company" includes the Company's subsidiaries except where the context otherwise requires. The address of the principal executive office of the Company is 80 Arkay Drive, Hauppauge, New York 11788, and its telephone number at that address is 516-435-6000. The Company maintains offices in the United States, Europe, and Asia. The Company conducts its business in the Japanese market through its majority owned subsidiary, Toyo Microsystems Corporation. SMSC operates branch offices and facilities for engineering, marketing and the selling of its products in the following locations:

         Subsidiary                              Location
Standard Microsystems Corporation (Asia)      Taipei, Taiwan
Standard Microsystems GmbH                    Munich, Germany
SMC Massachusetts, Inc.                       Westborough, Massachusetts
SMC North America, Inc.                       Austin and Houston, Texas

Standard Microsystems Corporation is a worldwide supplier of metal-oxide-semiconductor/very-large-scale-integrated (MOS/VLSI) circuits for the personal computer (PC) industry. The Company's integrated circuits are developed and sold for applications in PC input/output (I/O), PC connectivity, Local Area Networking (LAN), PC systems logic, and embedded networking. The Company also operates a wafer foundry that specializes in the production of MicroElectroMechanical Systems (MEMS) devices.

The Company counts most of the world's leading personal computer and personal computer motherboard manufacturers as customers for its I/O circuits. The Company's I/O circuits reside on the motherboards of personal computer products made by Compaq Computer Corporation, Dell Computer Corporation, IBM, Intel Corporation, Hewlett-Packard Company and most other leading personal computer manufacturers. The Company's wafer foundry is a producer of specialty semiconductor products and works closely with its customers to develop and customize processes specific to their devices.

Fiscal 1998 had several significant developments for the Company. With the October 1997 divestiture of its local area networking hardware business (as described in the next paragraph), the Company has refocused its business to the design, development and supply of semiconductor products and solutions. The Company has been a provider of semiconductor products since 1971, and has a long history of product and technology innovation in this market.

During the third quarter of fiscal 1998, the Company reorganized its System Products Division into a new corporation, SMC Networks, Inc. and then sold an 80.1% interest in SMC Networks, Inc. to Accton Technology Corporation of Hsinchu, Taiwan. The System Products Division supplied hardware and software products for the local area network (LAN) marketplace. In consideration for the sale of stock, the Company received $40,237,000 in cash, of which $2,012,000 was placed in an escrow account until January 2, 1999, to secure the Company's indemnity obligations under the related agreement. As a result of this transaction, the Company realized a pre-tax gain of $1,585,000, after related costs, in the third quarter of fiscal 1998.

In March 1997, the Company and Intel entered into a Common Stock and Warrant Purchase Agreement whereby Intel acquired approximately 1,543,000 newly issued shares of the Company's common stock at $9.50 per share, and received a three-year warrant to purchase an additional 1,543,000 shares at a price per share which increases from $10.45, to $11.40, and then to $12.35 on March 18, 1997, 1998 and 1999, respectively.

In addition, in June 1997, the Company and Intel entered into a separate agreement whereby (i) Intel agreed to integrate the Company's current and future devices into a specific number of Intel's motherboard designs, and consider integrating such devices into additional motherboard designs, and
(ii) the Company granted Intel certain manufacturing rights should the Company be unable to perform its obligations as a supplier of such devices.

Financial Information About Industry Segments

The Company operates in one industry segment, the semiconductor industry. Its primary business is developing and selling integrated circuit products used in personal computers. The Company also operates a 2-micron wafer foundry, which produces specialty semiconductor products.

The Company's I/O integrated circuits accounted for approximately 70% of total revenue in fiscal 1998, 78% in fiscal 1997, and 71% in fiscal 1996. Foundry revenues accounted for approximately 6% of total revenues in fiscal 1998, 7% in fiscal 1997, and 10% in fiscal 1996.

In Japan, the Company sells its product through its majority owned subsidiary, Toyo Microsystems Corporation. Toyo Microsystems Corporation also sells local area networking products purchased from SMC Networks, Inc., of which SMSC owns 19.9%.

Revenues

All of the Company's consolidated revenues are recorded by Standard Microsystems Corporation in the United States, with the exception of revenues from customers in Japan, which are recorded by Toyo Microsystems Corporation. The following table presents the Company's revenues from continuing operations for the three years ended February 28, 1998 (in millions):

Fiscal year ended February 28 or 29,      1998        1997        1996
-------------------------------------------------------------------------

Standard Microsystems Corporation
  Integrated circuit revenues          $ 127.1     $ 164.3     $ 123.0
  Foundry revenues                         9.8        14.7        15.6
-------------------------------------------------------------------------
                                         136.9       179.0       138.6
-------------------------------------------------------------------------

Toyo Microsystems Corporation
  Integrated circuit revenues             14.7        12.8        11.1
  Other revenues                           4.1         4.7         5.7
-------------------------------------------------------------------------
                                          18.8        17.5        16.8
-------------------------------------------------------------------------

Total revenues                         $ 155.7     $ 196.5     $ 155.4
=========================================================================


Combined integrated circuit revenues   $ 141.8     $ 177.1     $ 134.1
=========================================================================


Intersegment transfers, which are eliminated in consolidation, were $9.9 million, $7.7 million and $4.5 million in fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

Principle Markets and Products of the Company

PC I/O CONTROLLERS are integrated circuits with multiple functions for controlling and interfacing various peripheral and communications functions in a PC, including floppy disk control, serial and parallel port control, keyboard and mouse control, and many other peripheral functions.

The Company has three families of PC I/O controllers; Super I/O (37C669), Enhanced Super I/O (37C67x, 77x, 70x, 60x), and Ultra I/O (37C93x) devices that offer serial port, ECP (Extended Capabilities Port) and EPP (Enhanced Parallel
Port) parallel port, general purpose input/output pins, and Plug-and-Play functionality within an integrated chip. The feature sets of each PC I/O product family are dictated according to the PC designer's system requirements
- varying based on target application as well as the decisions made in the selection of the remaining system components in the PC design. A major advantage of designing-in these products is that one circuit board design can accommodate any one of the devices within any specific product group.
This allows customers to easily upgrade to higher-performance products as their end market changes, retaining investments in board design, firmware development, and overall testing and reliability procedures. Devices in this category are designed specifically for use in targeted application areas such as commercial PCs, consumer PCs, as well as merchant market motherboards.

The Company also offers two families of PC I/O devices (37N95x and 37N769) targeting the PC notebook design environment. The 95x product family incorporates an integrated 8051 microcontroller enabling support for both internal keyboard scanning and control as well as very sophisticated Power Management features - especially important in the mobile application environment. The 769 family provides notebook PC I/O services for designs where an external keyboard controller has already been selected, and where the designer's interests in PC I/O are more generally focused on the support for the floppy disk, parallel port, serial port, and general purpose input/output pins. Both device families offer support for the Infrared Data Association
(IrDA) 1.0 and 1.1 protocol, enabling wireless communications support at speeds of between 115 Kbps and 4 Mbps using this standard technique. The Company's incremental enhancements include support for entertainment-style infrared communications, such as that used for remote control applications for TVs, VCRs, and home audio systems.

The Company has specifically designed its PC I/O devices to meet the systems requirements driven by interface and feature requirements defined by the suppliers of PC core logic chipsets. These devices also meet all system requirements necessary to achieve defined design objectives for Microsoft PC logo qualification. A highlight in all of these specifications for 1997 and 1998 is the support for the Advanced Configuration and Power Initiative (ACPI), a technology of which SMSC has been a leader in supporting - even before these requirements were mandated for PC design and qualification.

A unique feature of all of the Company's Super I/O and Ultra I/O devices is the ChiProtect (TM) circuitry, which protects the parallel port from accidental damage when external voltages are placed upon interface pins of the chip with the rest of the system powered off.

PC CONNECTIVITY products rely on new communications standards utilizing Universal Serial Bus (USB) and IEEE1394 to enable enhanced communications features for both the PC OEM and PC peripheral device customers serviced by the Company worldwide. The USB97C100 expands the functionality of USB through the use of patented technology originally developed and delivered in the Company's 10BASE-T LAN products. This technology enables the OEM community to exploit the full bandwidth of USB, enabling its use in applications previously limited to motherboard devices such as floppy disk interfaces, parallel port support, and similar legacy input/output functions.

The Company is also in the process of defining similar connectivity products (expected to be announced later in calendar year 1998) utilizing the performance capabilities of IEEE1394. Originally developed by Apple Computer under the name "Firewire", the IEEE1394 standard has become the established mechanism for high speed communications of isochronous data such as audio and video in entertainment applications. The use of this technology in the PC environment enhances the trend towards the convergence of the PC and the entertainment media such as TVs, VCRs, and camcorders. This technology is also an excellent vehicle for use with high speed mass storage devices as a future upgrade from parallel interfaces such as IDE and SCSI.

PC LAN products enable personal computers to be connected to networks and permit communications among LAN users. Connection to a LAN permits a PC user to send messages to and receive messages from other LAN users and share common resources such as printers, disk drives, files and programs.

The Company's PC LAN product line includes the LAN9000, Feast, and EPIC families of Ethernet and Fast Ethernet ICs, covering applications for desktop and notebook PCs.

PC SYSTEMS LOGIC. As the PC market continues to expand, there is a greater demand to merge the separate PC systems logic, PC I/O, and graphics controller products into a single solution to offer motherboard designers new levels of integration, space saving, and layout simplification. The Company is developing a device class it calls "Megachip", combining advanced PC I/O functions with parts of the PC systems logic.

The Company has defined development programs focusing on both the central core logic services as well as advanced graphics requirements. Initially, the Company's core logic development is targeted towards the Pentium Socket 7 architecture, integrating functional services such as CPU, memory, cache memory, and PCI bus control as well as I/O functions such as advanced IDE, USB host controller, ISA bus, ACPI, SMBus, and I2C. Advanced development programs will focus on Advanced Graphics Port, new memory systems demands, and Pentium II requirements.

The Company has not previously offered PC Systems Logic products, and there can be no assurance that the Company's products will compete successfully in the PC Systems Logic marketplace.

EMBEDDED NETWORKING devices are used in machine to machine communications. They are found in passenger elevator systems, locomotives, ATM machines, HVAC control systems, factory automation, point-of-sale systems and a wide variety of applications where reliability of communications between machines is of paramount importance.

ARCNET protocol devices are used in, and have many characteristics that make it ideal for, industrial and embedded networking environments. This is due to the deterministic nature of ARCNET, its high reliability and fault tolerance, and its adaptability to a wide variety of cabling media and configurations. SMSC introduced its first ARCNET LAN protocol device, the COM9026, in 1981 and has been a market leader in ARCNET devices ever since.

INK JET PRINT HEADS, THIN FILM RC NETWORKS AND MICROELECTROMECHANICAL SYSTEMS
(MEMS) DEVICES. The Company's wafer foundry provides ink jet print head manufacturers with reliable active and passive print head wafers. High-density print head designs are processed on equipment dedicated to producing print head wafers. The foundry also manufactures thin-film RC (resistor-capacitor) networks using advanced thin film technology, as well as MEMS. Applications for MEMS are widely diverse. Included among MEMS applications are pressure sensors, accelerometers, microrelays, fluid valves, optical mirrors, and gyroscopes. These devices are used in products such as cars, computers, printers, medical equipment, displays, factories and consumer products.


Industry

The Company competes in the semiconductor industry, which has historically been characterized by intense competition, rapid technological change, cyclical market patterns, price erosion, and periods of mismatched supply and demand. The semiconductor industry has experienced significant economic downturns at various times in the past, characterized by diminished product demand and accelerated erosion of selling prices. In addition, many of the Company's competitors in the semiconductor industry are larger and have significantly greater financial and other resources than the Company.

Historically, average selling prices in the semiconductor industry generally, and for the Company's products in particular, have declined significantly over the life of each product. While the Company expects to reduce the average selling prices of its products over time as it achieves manufacturing cost reductions, competitive pressures may require the reduction of selling prices more quickly than such cost reductions can be achieved. In addition, the Company sometimes approves price reductions on specific sales opportunities to meet competition. If not offset by reductions in manufacturing costs or by a shift in the mix of products sold toward higher-margined products, declines in the average selling prices can reduce gross margins.

Sales of most of the Company's products depend largely on sales of personal computers. Changes in the rate of growth in the PC market could adversely affect the Company's operating results. In addition, as a component supplier to PC manufacturers, the Company often experiences a greater magnitude of demand fluctuation than its customers themselves experience. Also, some of the Company's products are used in PCs for the consumer market, which, in recent years, has tended to be a more volatile market than other segments of the PC marketplace.

The principal methods SMSC uses to compete include new products, added features, price, performance, servicing customers and reducing manufacturing costs. While past performance can be a guide, there is no assurance that the Company can improve or maintain gross profit margins.


Research and Development

During the fiscal year which ended February 28, 1998, SMSC spent $14.4 million on research and development ("R&D") activities. This compares with $11.6 million expended during fiscal 1997 and $8.5 million expended during fiscal 1996. The increases in both periods reflect increased engineering staff as well as increases in other development costs. During this three year period, the Company expanded its R&D resources through the February 1996 acquisition of the assets and staff of San Jose, California-based EFAR Microsystems, Inc., the October 1996 establishment of a design center in Westborough, Massachusetts, and the expansion of its Austin, Texas design center. In fiscal 1999, the Company expects to continue to allocate increasing resources to R&D in an effort to accelerate new product development programs. The Company's fiscal 1999 engineering efforts will focus on continuing enhancements and cost reductions to its flagship I/O product line and also on continued expansion into new personal computer, and other, technologies.

The Company has in the past considered and will in the future continue to consider the acquisition of other companies or the products and technologies of other companies. Such acquisitions carry additional risks such as a lack of integration with existing products and corporate culture, the potential for large write-offs and the diversion of management attention. There can be no assurance that the Company will be able to respond effectively to new competitive product offering and technological shifts in the future.


Manufacturing

While many of the Company's competitors operate their own semiconductor manufacturing plants, the vast majority of the Company's products are manufactured, assembled and tested by independent foundries and subcontract manufacturers. The Company's reliance upon foundries and subcontractors involves certain risks, including potential lack of manufacturing availability, reduced control over delivery schedules, the availability of advanced process technologies, changes in manufacturing yields, and potential cost fluctuations. The semiconductor industry has at times experienced shortages of manufacturing capacity which has adversely affected the Company's ability to meet the demand for its products.

SMSC utilizes semiconductor foundries and assembly contractors in the US, Southeast Asia and Western Europe to provide state-of-the-art integrated circuit manufacturing and assembly capacity. During fiscal 1998, 91.1% of the revenues resulted from the sale of product manufactured by subcontractor foundries, compared to 90.1% in fiscal 1997, and 86.3% in fiscal 1996.

The Company generally must order inventory to be built by its foundries and subcontract manufacturers well in advance of product shipments. Production is often based upon either internal or customer-supplied forecasts of demand, which can be highly unpredictable and subject to substantial fluctuations. Because of the volatility in the Company's markets, there is risk that the Company may forecast incorrectly and produce excess or insufficient inventories. This inventory risk is increasing, as customers continue to place orders with increasingly shorter lead times.


Intellectual Property

The Company believes that intellectual property is a valuable asset that has been and will continue to be important to the Company's success. The Company has received numerous United States patents relating to its technologies and additional patent applications are pending. It is the Company's policy to protect these assets through reasonable measures. To protect these assets, the Company relies upon nondisclosure agreements, contractual provisions, and patent and copyright laws. However, no assurance can be given that the steps taken by the Company will adequately protect its proprietary rights.

The Company has patent cross-licensing agreements with more than thirty companies, including such semiconductor manufacturers as Texas Instruments, Intel, IBM, Hitachi and AT&T. Almost all of these cross-licensing agreements give SMSC the right to use, royalty-free, the patented intellectual property of the other companies. In situations where SMSC needs to acquire strategic intellectual property not covered by cross-licenses, the Company enters into purchase agreements with the companies that own the required intellectual property.

However, no assurance can be given that satisfactory license agreements will be obtained if sought by the Company or that failure to obtain any such licenses would not adversely affect the Company's future operations.


Sales and Distribution

The Company sells the largest portion of its products to original equipment manufacturers (OEMs), of which producers of personal computers are the largest customer group. In addition, products are also sold to distributors of electronic components. In accordance with industry practice, distributor inventory is protected with respect to price on inventories which the distributor may have on hand at the time of a change in the published list price. Also, again in accordance with industry practice, slow moving inventory may be exchanged for other inventory of equal value. Distributor contracts may be terminated by written notice by either party. The contracts specify the terms for the return of inventories. Returns of product pursuant to termination of these agreements have not been material.


Backlog

The Company schedules production based upon a forecast of demand for its products. Sales are made primarily pursuant to purchase orders generally requiring delivery within one month, and at times, several months. In light of industry practice and experience, the Company believes that backlog is not a particularly meaningful indicator of future sales.


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

Employees

As of February 28, 1998, of the Company's 481 employees, 93 were engaged in engineering, including research and development, 79 in marketing and sales, 109 in executive and administrative activities and 200 in manufacturing and manufacturing support.

Many employees are highly skilled and SMSC's success depends upon its ability to retain and attract such employees. The Company has never had a work stoppage. No employees are represented by a labor organization and the Company considers its employee relations to be satisfactory.


Financial Information About Foreign And Domestic Operations And Export Sales

Export Sales

The information below summarizes sales to unaffiliated customers by geographic region (in thousands):

For the years ended
February 28 or 29,                    1998          1997          1996
-----------------------------------------------------------------------

United States                     $ 45,357      $ 70,792      $ 45,518
Export
  Asia and Pacific Rim              96,496       111,599        96,089
  Europe                             9,710        10,320         9,937
  Canada                             2,072           549         2,467
  Other                              2,112         3,283         1,376
-----------------------------------------------------------------------
                                  $155,747      $196,543      $155,387
-----------------------------------------------------------------------
Major Customers
During fiscal 1998, no single customer accounted for more than 10% of the Company's revenues.

-------------------------------------------------------------------------------
SMSC and Standard Microsystems are registered trademarks of Standard Microsystems Corporation. Product names and company names are the trademarks of their respective holders.

Item 2.  Properties.

The Company owns five facilities, totaling approximately 249,000 square feet of plant and office space, located on approximately 28 acres in Hauppauge, New York, where research, development, manufacturing, product testing, warehousing, shipping, marketing, selling and administrative functions are conducted.

In addition, the Company maintains offices in leased facilities in San Jose, California; Westborough, Massachusetts; Austin and Houston, Texas; Munich, Germany; Tokyo, Japan and Taipei, Taiwan.

As of February 28, 1998, the Company owned machinery and equipment, property and leasehold improvements with an original cost of $131.8 million and accumulated depreciation and amortization of $84.4 million.

Item 3.  Legal Proceedings.

The Company is subject to various lawsuits and claims in the ordinary course of business. While the outcome of these matters can not be determined, management believes that the ultimate resolution of these matters will not have a material effect on the Company's operations or financial position.
As of February 28, 1998 there were no material pending legal proceedings against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

The following were the executive officers of Standard Microsystems Corporation as of April 30, 1998, their ages as of April 30, 1998, their current titles and positions held during the last five years:

Paul Richman (age 55) has served as Chairman and Chief Executive Officer of the Company since 1995, and from 1993 to 1995, as Chairman of the Board. Mr. Richman has been an officer of the Company since 1971.

Arthur Sidorsky (age 64) has served as President and Chief Operating Officer since 1997, and as Executive Vice President - Component Products Division from 1993 to 1997. Mr. Sidorsky has been an officer of the Company since 1980.

George W. Houseweart (Age 56) has served as Senior Vice President - Law and Intellectual Property since 1997 and as Vice President - Law and Intellectual Property since 1993. Mr. Houseweart has been an officer of the Company since 1988.

Eric M. Nowling (age 41) has served as Vice President - Finance and Chief Financial Officer since September 1997; as Vice President and Controller (and acting Chief Financial Officer) from February 1997 to September 1997; as
Vice President and Controller from 1995 to 1997; and as Controller from 1993 to 1995. Mr. Nowling has been an officer of the Company since 1995.


All officers serve at the pleasure of the Company's Board of Directors.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The information captioned "Market price" and the last two paragraphs appearing in the Company's 1998 Annual Report to Shareholders (the "1998 Annual Report") under the heading "Quarterly Financial Data" are incorporated herein by this reference. Except as specifically set forth herein and elsewhere in this Form 10-K, no information appearing in the Annual Report is incorporated by reference into this report nor is the 1998 Annual Report deemed to be filed, as part of this report or otherwise, pursuant to the Securities Exchange Act of 1934.

Item 6.  Selected Financial Data.

The information appearing in the 1998 Annual Report under the caption "Selected Financial Data" is incorporated herein by this reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information appearing in the 1998 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

The financial statements, notes thereto, Report of Independent Public Accountants thereon and quarterly financial data appearing in the 1998 Annual Report are incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

The information appearing in the Company's Proxy Statement related to the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") under the caption "Election of Directors" is incorporated herein by this reference, and reference is made to the information under the heading "Executive Officers of the Registrant" in Part I hereof.

Item 11. Executive Compensation.

The information appearing in the 1998 Proxy Statement under the caption "Executive Compensation" is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information appearing in the 1998 Proxy Statement under the captions "Election of Directors" and "Voting Securities of Certain Beneficial Owners and Management" is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions.

The information appearing in the 1998 Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by this reference.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  1.  Financial Statements

The following consolidated financial statements of the Company and its subsidiaries have been incorporated by reference from the 1998 Annual Report pursuant to Part II, Item 8:

Consolidated Statements of Income for the three years ended February 28, 1998

Consolidated Balance Sheets as of February 28, 1998 and 1997

Consolidated Statements of Shareholders' Equity for the three years ended February 28, 1998

Consolidated Statements of Cash Flows for the three years ended February 28, 1998

Notes to Consolidated Financial Statements

Report of Independent Public Accountants

     2.  Financial Statement Schedules

Schedules are omitted because of the absence of conditions requiring them or because the required information is shown on the consolidated financial statements or the notes thereto.


     3.  Exhibits

Exhibits, which are listed on the Exhibit Index, are filed as part of this report and such Exhibit Index is incorporated by reference. Exhibits 10.1 through 10.16 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.


(b)      Reports on Form 8-K

No report on Form 8-K was filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        STANDARD MICROSYSTEMS CORPORATION

                                  (Registrant)


                            By      /s/ ERIC M. NOWLING
                                        Eric M. Nowling
                    Vice President - Finance and Chief Financial Officer
                        (Principal Financial and Accounting Officer)


Date: May 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


      Signature and Title                                     Date


      /s/ PAUL RICHMAN                                        May 26, 1998
      ----------------

      Paul Richman, Chairman,
      Chief Executive Officer and Director
      (Principal Executive Officer)


     /s/ EVELYN BEREZIN                                       May 26, 1998
     ------------------

      Evelyn Berezin
      Director


      /s/ JAMES R. BERRETT                                    May 26, 1998
      --------------------

      James R. Berrett
      Director


      /s/ ROBERT M. BRILL                                     May 26, 1998
      --------------------

      Robert M. Brill
      Director


      /s/ PETER F. DICKS                                      May 26, 1998
      ------------------

      Peter F. Dicks
      Director


      /s/ KATHLEEN B. EARLEY                                  May 26, 1998
      ----------------------

      Kathleen B. Earley
      Director


      /s/ IVAN T. FRISCH                                      May 26, 1998
      ------------------

      Ivan T. Frisch
      Director

                         EXHIBIT INDEX

Incorporated By Reference To:     Exhibit  No.       Exhibit

Exhibit 3 (a) [3]                      3.1     Restated Certificate of
                                               Incorporation.

Exhibit 3 (b) [12]                     3.2     By-Laws, as amended.

Exhibit 1 [13]                         4.1     Rights Agreement dated January
                                               7,1998, with ChaseMellon
                                               Shareholder Services L.L.C., as
                                               Rights Agent.

Exhibit 10.1[6]                       10.1     Employment Agreement with Paul
                                               Richman, dated March 1, 1995.

Exhibit 10.2 [8]                      10.2     Amendment to Employment
                                               Agreement with Paul Richman
                                               dated July 10, 1995.

*                                     10.3     Amendment Number Two to
                                               Employment Agreement with Paul
                                               Richman dated January 19,1998.

Exhibit 10.3 [12]                     10.4     Employment Agreement with Arthur
                                               Sidorsky, dated March 1, 1996.

Registrant's Proxy Statement dated    10.5     1989 Stock Option Plan.
June 6, 1989, Exhibit A

Registrant's Proxy Statement dated    10.6     1991 Restricted Stock Bonus
July 17, 1991, Exhibit A                       Plan.

Registrant's Proxy Statement dated    10.7     Director Stock Option Plan.
May 29, 1990, Exhibit A

Registrant's Proxy Statement dated    10.8     1994 Director Stock Option Plan.
May 31, 1995, Exhibit A

Exhibit 10 (m) [4]                    10.9     Resolutions adopted February 18,
                                               1992, amending Director Stock
                                               Option Plan, 1991 Restricted
                                               Stock Bonus Plan and  1989
                                               Stock Option Plan.

Exhibit 10.14 [6]                     10.10    Retirement Plan for Directors.

Registrant's Proxy Statement dated    10.11    1993 Stock Option Plan for
May 25, 1993, Exhibit A                        Officers and Key Employees.

Exhibit 10(x) [5]                     10.12    Executive Retirement Plan.

Registrant's Proxy Statement dated    10.13    1994 Stock Option Plan for
May 26, 1994, Exhibit A                        Officers and Key Employees.

Exhibit 10.18 [6]                     10.14    Resolutions adopted October 31,
                                               1994, amending the Retirement
                                               Plan for Directors and the
                                               Executive Retirement Plan.

Exhibit 10.19 [6]                     10.15    Resolutions adopted January 3,
                                               1995, amending the 1994, 1993
                                               and 1989 Stock Option Plans and
                                               the 1991 Restricted Stock Plan.

[14]                                  10.16    1996 Restricted Stock Bonus
                                               Plan.

Exhibit 10.2 [1]                      10.17    Patent and Trade Secrets
                                               Agreement dated March 12, 1983,
                                               with Paul Richman.

Exhibit 2 [7]                         10.18   Asset Purchase Agreement dated
                                              January 9, 1996, among Cabletron
                                              Systems, Inc., and SMC Enterprise
                                              Networks, Inc.

Exhibit 10.30 [8]                     10.19   Agreement for Purchase and Sale
                                              of Assets among SMSC, EFAR
                                              Microsystems, Inc., and the Key
                                              Officers identified therein dated
                                              February 26, 1996.

Registrant's Proxy Statement dated    10.20   1996 Stock Option Plan for
July 22, 1996, Exhibit A                      Officers and Key Employees.

Item 7, Exhibit 1 [9]                 10.21   Common Stock and Warrant Purchase
                                              Agreement, among SMSC and
                                              Intel Corporation, dated
                                              March 18, 1997.

Item 7, Exhibit 2 [9]                 10.22   Warrant to Purchase Shares of
                                              Common Stock of Standard
                                              Microsystems Corporation, among
                                              SMSC and Intel Corporation, dated
                                              March 18, 1997.

Item 7, Exhibit 3 [9]                 10.23   Investor Rights Agreement, among
                                              SMSC and Intel Corporation, dated
                                              March 18, 1997.

Exhibit 10.1 [10]                     10.24   Amended and Restated Credit
                                              Agreement, dated as of May 23,
                                              1997; Subsidiaries Security
                                              Agreement, dated as of  May 23,
                                              1997; Amended and Restated
                                              Guarantee, dated as of  May 23,
                                              1997; and Borrower Security
                                              Agreement, dated as of
                                              May 23, 1997.

Exhibit 10.1 [11]                     10.25   Stock Purchase Agreement, dated
                                              September 30, 1997, among Accton
                                              Technology Corporation, Global
                                              Business Investments (B.V.I.)
                                              Corp., Standard Microsystems
                                              Corporation, the Seller
                                              Subsidiaries, and AJJA Inc.

Exhibit 10.2 [11]                     10.26   Stockholders Agreement, dated
                                              October 7, 1997, among Standard
                                              Microsystems Corporation, Accton
                                              Technology Corporation, Global
                                              Business Investments (B.V.I.)
                                              Corp., and AJJA Inc.

Exhibit 10.3 [11]                     10.27   Transition Services Agreement,
                                              dated October 7, 1997, between
                                              AJJA Inc. and Standard
                                              Microsystems Corporation.

Exhibit 10.4 [11]                     10.28   Intellectual Property License
                                              Agreement, dated October 7, 1997,
                                              between Standard Microsystems
                                              Corporation and AJJA Inc.

*                                     13      Portions of Annual Report to
                                              Stockholders for year ended
                                              February 28, 1998, incorporated
                                              by reference.

*                                     21      Subsidiaries of the Registrant

*                                     23      Consent of Arthur Andersen LLP

*                                     27      Financial Data Schedule


*  Filed herewith.

[1] Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1983.

[2] Registrant's Annual Report on Form 10-K for fiscal year ended February 29, 1988.

[3] Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1991

[4] Registrant's Annual Report on Form 10-K for fiscal year ended February 29, 1992.

[5] Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1994.

[6] Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1995.

[7]  Registrant's Current Report on Form 8-K dated January 26, 1996.

[8] Registrant's Annual Report on Form 10-K for fiscal year ended February 29, 1996.

[9]  Schedule 13D filed by Intel Corporation, dated March 27, 1997.

[10] Registrant's Quarterly Report on Form 10-Q for quarter ended May 31, 1997.

[11] Registrant's Current Report on Form 8-K dated October 7, 1997.

[12] Registrant's Annual Report on Form 10-K for fiscal year ended
     February 28, 1997.

[13] Registrant's Registration on Form 8-A dated January 15, 1998.

[14] Registrant's Board of Directors resolution dated November 26, 1996, authorizing the Registrant to grant awards of up to 350,000 shares of common stock to employees, similar to those awards provided by the 1991 Restricted Stock Bonus Plan.