Form 10-Q
period 1998-05-31
STANDARD MICROSYSTEMS CORP
filed 1998-07-10
CIK 93384

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

               For the quarterly period ended May 31, 1998

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


             Yes    ____X____                   No   ________

    As of July 10, 1998 there were 15,971,293 shares of the registrant's common stock outstanding.

                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)


                                                                May 31,     February 28,
                                                                 1998           1998

Assets
Current assets:
  Cash and cash equivalents                                   $  51,292     $  47,155
  Short-term investments                                          4,000         8,603
  Accounts receivable, net of allowance for doubtful
    accounts of $1,021 and $1,011, respectively                  24,598        22,268
  Inventories                                                    20,893        19,471
  Deferred tax benefits                                           6,004         6,226
  Other current assets                                            6,659         4,884
--------------------------------------------------------------------------------------
  Total current assets                                          113,446       108,607
--------------------------------------------------------------------------------------

Property, plant and equipment:
  Land                                                            3,832         3,832
  Buildings and improvements                                     29,001        28,897
  Machinery and equipment                                       102,461        99,087
--------------------------------------------------------------------------------------
                                                                135,294       131,816
  Less:  accumulated depreciation                                87,983        84,397
--------------------------------------------------------------------------------------
  Property, plant and equipment, net                             47,311        47,419
--------------------------------------------------------------------------------------

Other assets                                                     37,251        37,688
Net assets of discontinued operation                             17,068        17,076
--------------------------------------------------------------------------------------
                                                              $ 215,076     $ 210,790
======================================================================================


Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                            $  16,129     $  10,637
  Accrued expenses and other liabilities                          7,749         8,458
  Current portion of obligations under capital leases               564           553
--------------------------------------------------------------------------------------
  Total current liabilities                                      24,442        19,648
--------------------------------------------------------------------------------------

Obligations under capital leases                                  2,379         2,524
Other liabilities                                                 4,528         4,773

Minority interest in subsidiary                                  11,464        11,468

Shareholders' equity:
  Preferred stock, $.10 par value-
    Authorized 1,000,000 shares, none outstanding                  -             -
  Common stock, $.10 par value-
    Authorized 30,000,000 shares,
    outstanding 15,967,000 and 15,926,000
    shares, respectively                                          1,597         1,593
  Additional paid-in capital                                    107,796       107,306
  Retained earnings                                              60,444        59,999
  Accumulated other comprehensive income                          2,426         3,479
--------------------------------------------------------------------------------------
 Total shareholders' equity                                     172,263       172,377
--------------------------------------------------------------------------------------
                                                              $ 215,076     $ 210,790
======================================================================================

See Notes to Condensed Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

                                                                  Three Months Ended
                                                                        May 31,
                                                                  1998          1997
--------------------------------------------------------------------------------------

Revenues                                                      $  37,595     $  34,803
Cost of goods sold                                               26,211        27,789
--------------------------------------------------------------------------------------
Gross profit                                                     11,384         7,014
--------------------------------------------------------------------------------------
Operating expenses:
  Research and development                                        4,067         3,578
  Selling, general and administrative                             7,084         8,801
--------------------------------------------------------------------------------------
                                                                 11,151        12,379
--------------------------------------------------------------------------------------
Income (loss) from operations                                       233        (5,365)
--------------------------------------------------------------------------------------

Other income (expense):
  Interest income                                                   591           130
  Interest expense                                                  (62)          (89)
  Other income (expense), net                                       (36)          112
--------------------------------------------------------------------------------------
                                                                    493           153
--------------------------------------------------------------------------------------
Income (loss) before minority interest and
  provision for income taxes                                        726        (5,212)

Minority interest in net income (loss) of subsidiary                 (4)            5
--------------------------------------------------------------------------------------
Income (loss) before provision for income taxes                     730        (5,217)

Provision for (benefit from) income taxes                           285        (1,878)
--------------------------------------------------------------------------------------
Income (loss) from continuing operations                            445        (3,339)
--------------------------------------------------------------------------------------
Loss from discontinued operation (net of income tax
  benefit of $2,723)                                                -          (4,841)
--------------------------------------------------------------------------------------

Net income (loss)                                             $     445     $  (8,180)
======================================================================================

Basic and diluted net income (loss) per share:
  Income (loss) from continuing operations                    $    0.03     $   (0.22)
  Loss from discontinued operation                                  -           (0.32)
--------------------------------------------------------------------------------------
Basic and diluted net income (loss) per share:                $    0.03     $   (0.54)
======================================================================================

Weighted average common shares outstanding
  Basic                                                          15,946        15,056
  Diluted                                                        16,034        15,056

See Notes to Condensed Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                               Three Months Ended
                                                                      May 31,
                                                                 1998          1997
---------------------------------------------------------------------------------------

Cash flows from operating activities:
  Cash received from customers                                $  35,131     $  33,174
  Cash paid to suppliers and employees                          (31,953)      (36,148)
  Interest received                                                 494            68
  Interest paid                                                     (62)          (75)
  Income taxes  paid                                                (77)          (79)
--------------------------------------------------------------------------------------
  Net cash provided by (used for) operating activities            3,533        (3,060)
--------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                           (3,458)       (2,066)
  Sales of short-term investments                                 4,603          -
  Other                                                             (19)         -
--------------------------------------------------------------------------------------
  Net cash provided by (used for) investing activities            1,126        (2,066)
--------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                            242        14,769
  Borrowings under line of credit agreements                       -           14,060
  Repayments of borrowings under line of credit agreements         -          (16,490)
  Repayments of obligations under capital leases                   (134)         -
--------------------------------------------------------------------------------------
  Net cash provided by financing activities                         108        12,339
--------------------------------------------------------------------------------------

Effect of foreign exchange rate changes on cash and cash
  equivalents                                                      (638)          216
--------------------------------------------------------------------------------------
Net cash provided by (used for) discontinued operation                8        (7,102)
--------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                         4,137           327
Cash and cash equivalents at beginning of period                 47,155         8,382
--------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                    $  51,292     $   8,709
======================================================================================

Reconciliation of net income (loss) to net cash provided by (used for) operating activities:

Net income (loss)                                             $     445     $  (3,339)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

  Depreciation and amortization                                   3,828         3,180
  Other adjustments, net                                            139           212

Changes in operating assets and liabilities:
  Accounts receivable                                            (2,558)       (1,668)
  Inventories                                                    (1,615)        3,092
  Accounts payable and accrued expenses and
   other liabilities                                              4,575        (2,137)
  Other changes, net                                             (1,281)       (2,400)
--------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities          $   3,533     $  (3,060)
======================================================================================

See Notes to Condensed Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


 1.     Basis of Presentation

        The unaudited interim financial statements furnished reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the Company's financial position and results of operations for the three month period ended May 31, 1998. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended
        February 28, 1998.

        Certain items shown have been reclassified to conform with the fiscal 1999 presentation.

2.      Inventories

        Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

                                May 31, 1998      Feb. 28, 1998
        --------------------------------------------------------

        Raw Materials             $  1,353         $  1,269
        Work in Process             13,186           11,879
        Finished Goods               6,354            6,323
        --------------------------------------------------------

                                  $ 20,893         $ 19,471
        ========================================================


3.      Net Income Per Share

        Basic net income per share is based upon the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average common shares outstanding during the period plus the dilutive effect of shares issuable through stock options and warrants. The shares used in calculating basic and diluted net income (loss) per share are reconciled as follows
        (in thousands):


        Three months ended May 31,                  1998           1997
        ----------------------------------------------------------------

        Average shares outstanding for
         basic net income (loss) per share         15,946         15,056

        Dilutive effect of stock options               88           -
        ----------------------------------------------------------------

        Average shares outstanding for
         diluted net income (loss) per share       16,034         15,056
        ================================================================

        The Company reported a loss in the first quarter of fiscal 1998, and accordingly, the effect of stock options and warrants was anti-dilutive for this period and was therefore excluded from the calculation of average common shares outstanding for diluted net income (loss) per share.

4.     Comprehensive Income

       Beginning with the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS No. 130 separates comprehensive income into two components: net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are recorded as elements of shareholders' equity and are excluded from net income. The Company's other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on a long-term equity investment. The components of the Company's comprehensive loss for the three month periods ended May 31, 1998 and 1997 were as follows (in thousands):


        Three months ended May 31,                 1998        1997
        --------------------------------------------------------------

        Net income (loss)                        $  445     $ (8,180)
        Other comprehensive income (loss):
          Currency translation adjustment          (981)         328
          Unrealized gain (loss) on investment      (72)         101
        --------------------------------------------------------------

        Total comprehensive loss                 $ (608)    $ (7,751)
        ==============================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Standard Microsystems Corporation (the Company) is a worldwide supplier of MOS/VLSI integrated circuits (ICs) for the personal computer industry and is also a foundry supplier of MicroElectroMechanical Systems (MEMS) devices. The Company designs and markets input/output (I/O) circuits for personal computers, which perform many of the basic input/output functions required in every personal computer, including floppy disk control, keyboard control and BIOS, parallel port control and serial port control. The Company also supplies ICs for local area network applications, connectivity applications and embedded control systems. While most of the Company's IC products are manufactured by world-class semiconductor foundries and assemblers, the Company's MEMS devices are produced in the Company's own wafer foundry, which specializes in MEMS manufacturing. The Company conducts its business in Japan through its majority-owned subsidiary, Toyo Microsystems Corporation.

Revenues

The Company operates predominantly in one industry segment in which it designs, develops and markets integrated circuits for the personal computer industry and provides foundry services for MicroElectroMechanical Systems (MEMS) customers.

The following table presents the Company's consolidated revenues for the three month periods ended May 31, 1998 and 1997 (in thousands):


Three months ended May 31,              1998           1997
--------------------------------------------------------------

Standard Microsystems Corporation
    Integrated circuit revenues       $ 30,343       $ 28,978
    Foundry revenues                     2,593          1,619
--------------------------------------------------------------
                                        32,936         30,597
--------------------------------------------------------------

Toyo Microsystems Corporation
    Integrated circuit revenues          3,496          2,776
    Other revenues                       1,163          1,430
--------------------------------------------------------------
                                         4,659          4,206
--------------------------------------------------------------

Total revenues                        $ 37,595       $ 34,803
==============================================================

Combined integrated circuit revenues  $ 33,839       $ 31,754
==============================================================

The Company's revenues of $37.6 million for the first quarter of fiscal 1999 increased 8.0% from year-earlier revenues of $34.8 million. This increase in revenue was primarily the result of higher revenues from I/O products, and increased revenues from both foundry services and Toyo Microsystems. Unit shipments of I/O devices increased by about 24%, but were partially offset by a decline in average I/O selling prices. Overall, I/O devices contributed approximately 89% of the combined integrated circuit revenues for the three months ended May 31, 1998, and approximately 88% for the year-earlier period.

Gross Profit

The Company's gross profit margin for the first quarter of fiscal 1999 was 30.3%, compared to a gross profit margin of 20.2% reported in for the first quarter of fiscal 1998. The gross profit margin for the first quarter of fiscal 1998 had been significantly restrained by accelerated selling price reductions on certain I/O products at that time. The gross profit margin improvement in the first quarter of fiscal 1999 reflects stabilized market conditions (as compared to the first quarter of fiscal 1998) which moderated the rate of decline in average selling prices, as well as shipments of new, higher-margined products. In addition, higher foundry revenues allowed for better utilization of fixed manufacturing overhead.

Operating Expenses

Research and development expenses increased $0.5 million, or 13.9%, to $4.1 million in the first quarter of fiscal 1999, compared to $3.6 million for the year-earlier period. This change reflects increases in engineering staff and higher product development expenses.

Selling, general and administrative expenses declined $1.7 million, or 19.3%, to $7.1 million in the first quarter of fiscal 1999, compared to $8.8 million in the year-earlier period. This decrease reflects reductions in general administrative expenses (including finance, information systems, human resources, legal and other administrative support) resulting from the Company's October 1997 divestiture of a majority interest in SMC Networks, Inc., its former system products division.

The Company is continuing to provide information systems and facilities support services for SMC Networks, Inc., at fair value. SMC Networks no longer utilizes the Company for finance or human resources services.

Other Income and Expense

During the first quarter of fiscal 1999, the Company's other income (net) increased to $0.5 million, from $0.2 million in the first quarter of fiscal 1998. This increase reflects higher interest income as a result of higher average cash and short-term investment balances for the first three months of fiscal 1999 compared to the year-earlier period.

Income Taxes

For the first quarter of fiscal 1999, income taxes have been provided at an effective tax rate of 39.0%, compared to a tax benefit at an effective tax rate of 36.0% for the first quarter of fiscal 1998. The Company's effective income tax rate primarily reflects statutory tax rates, income tax credits, and the impact of certain non-deductible expenses and tax-exempt income.


Liquidity and Capital Resources

Cash and cash equivalents were $51.3 million as of May 31, 1998, compared to $47.2 million at February 28, 1998, an increase of $4.1 million. Short-term investments were $4.0 million at May 31, 1998, compared to $8.6 million as of February 28,1998, a reduction of $4.6 million. Working capital was $89.0 million at both May 31, 1998 and February 28, 1998.

For the first three months of fiscal 1999, the Company's operating activities provided $3.5 million of cash, investing activities provided $1.1 million, and financing activities provided $0.1 million. Partially offsetting these sources was a net foreign exchange translation loss of $0.6 million, primarily the result of the recent devaluation of the Japanese yen.

The Company's inventories increased modestly from $19.5 million at February 28, 1998 to $20.9 million at May 31, 1998. Overall annual inventory turnover for the first quarter was about 5.0 times, compared to about 5.3 for the fourth quarter of fiscal 1998. Accounts receivable also increased from $22.3 million to $24.6 million, partially reflecting higher revenues in the first quarter of fiscal 1999 compared to the fourth quarter of fiscal 1998. Accounts payable increased significantly, from $10.6 million at February 28, 1998 to $16.1 million at May 31, 1998, reflecting a larger amount of inventory purchased during the last month of the quarter, as well as higher accounts payable for capital expenditures.

Net assets of discontinued operations consists primarily of income tax refunds associated with the Company's fiscal 1998 net operating loss, most of which was allocable to the operations of the now discontinued system products division.

The Company's capital expenditures increased to $3.5 million during the first three months of fiscal 1999, compared to $2.1 million for the year-earlier quarter. Capital expenditures are expected to increase during the remainder of fiscal 1999, with further expenditures planned for semiconductor test equipment and manufacturing equipment.

The Company maintains a $25 million line of credit with several banks, which expires in July 1998, and permits the Company to borrow funds on a revolving basis, primarily to finance working capital needs. The Company intends to renegotiate this credit line, or pursue other financing arrangements, prior to such expiration. There have been no borrowings since October 1997 under this credit agreement.

The Company believes that its cash, cash equivalents and short-term investments, cash flows from operations and its borrowing capacity, will be sufficient to finance the Company's operating and capital requirements for the next twelve months.


Other Factors That May Affect Future Operating Results

Certain statements and information contained in this quarterly report constitute "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements involve risks and uncertainties, which may cause actual results and performance to be different from those expressed or implied in such statements.

The Company's operating results are subject to general economic conditions and a variety of risks characteristic of the semiconductor and personal computer industries, including cyclical market patterns, price erosion, product development risks, technological change, business conditions and concentrations in Asia, reliance upon foundries and subcontractors, and forecasts of product demand, any of which could cause the Company's operating results to differ materially from past results. For a discussion of such risks, see "Management's Discussion and Analysis" in Item 7 of the Company's Annual Report on Form 10-K filed for the fiscal year ending February 28, 1998.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                           PART II - OTHER INFORMATION


Item 5.    Other Information

The persons named on the form of proxy to be mailed in connection with the solicitation of proxies on behalf of the registrant's board of directors for the registrant's annual stockholders meeting will vote in their own discretion on any matter as to which the registrant shall not have received notice by April 17, 1999.


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




                         STANDARD MICROSYSTEMS CORPORATION
                                    (Registrant)




DATE:  July 10, 1998             /S/     Eric M. Nowling
                                ---------------------------------

                                           (Signature)
                                        Eric M. Nowling
                          Vice President - Finance and Chief Financial Officer
                              (Principal Financial and Accounting Officer)