Form 10-Q
period 1998-08-31
STANDARD MICROSYSTEMS CORP
filed 1998-10-14
CIK 93384

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

               For the quarterly period ended August 31, 1998

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


             Yes    ____X____                   No   ________

    As of October 14, 1998 there were 16,001,034 shares of the registrant's common stock outstanding.

                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)


                                                             August 31,     February 28,
                                                                 1998           1998

Assets
Current assets:
  Cash and cash equivalents                                   $  60,701     $  47,155
  Short-term investments                                          2,999         8,603
  Accounts receivable, net of allowance for doubtful
    accounts of $1,051 and $1,011, respectively                  28,496        22,268
  Inventories                                                    25,544        19,471
  Deferred tax benefits                                           5,489         6,226
  Other current assets                                            6,938         4,884
--------------------------------------------------------------------------------------
  Total current assets                                          130,167       108,607
--------------------------------------------------------------------------------------

Property, plant and equipment:
  Land                                                            3,832         3,832
  Buildings and improvements                                     29,091        28,897
  Machinery and equipment                                       105,844        99,087
--------------------------------------------------------------------------------------
                                                                138,767       131,816
  Less:  accumulated depreciation                                91,612        84,397
--------------------------------------------------------------------------------------
  Property, plant and equipment, net                             47,155        47,419
--------------------------------------------------------------------------------------

Other assets                                                     37,662        37,688
Net assets of discontinued operation                               -           17,076
--------------------------------------------------------------------------------------
                                                              $ 214,984     $ 210,790
======================================================================================


Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                            $  15,799     $  10,637
  Accrued expenses and other liabilities                          7,502         8,458
  Current portion of obligations under capital leases               575           553
--------------------------------------------------------------------------------------
  Total current liabilities                                      23,876        19,648
--------------------------------------------------------------------------------------

Obligations under capital leases                                  2,231         2,524
Other liabilities                                                 4,586         4,773

Minority interest in subsidiary                                  11,486        11,468

Shareholders' equity:
  Preferred stock, $.10 par value-
    Authorized 1,000,000 shares, none outstanding                  -             -
  Common stock, $.10 par value-
    Authorized 30,000,000 shares,
    outstanding 15,992,000 and 15,926,000
    shares, respectively                                          1,599         1,593
  Additional paid-in capital                                    108,089       107,306
  Retained earnings                                              61,050        59,999
  Accumulated other comprehensive income                          2,067         3,479
--------------------------------------------------------------------------------------
 Total shareholders' equity                                     172,805       172,377
--------------------------------------------------------------------------------------
                                                              $ 214,984     $ 210,790
======================================================================================

See Notes to Condensed Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)


                                                             Three Months Ended             Six Months Ended
                                                                August 31,                     August 31,
                                                        -------------------------       -------------------------

                                                           1998            1997            1998            1997

Revenues                                                $  40,876       $  41,184       $  78,472       $  75,987
Cost of goods sold                                         28,255          30,431          54,466          58,220
------------------------------------------------------------------------------------------------------------------
Gross profit                                               12,621          10,753          24,006          17,767
------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Research and development                                  4,657           3,556           8,724           7,134
  Selling, general and administrative                       7,462           8,347          14,547          17,147
------------------------------------------------------------------------------------------------------------------
                                                           12,119          11,903          23,271          24,281
------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                 502          (1,150)            735          (6,514)
------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest income                                             600             100           1,191             230
  Interest expense                                            (59)            (72)           (121)           (161)
  Litigation settlement                                      -             (2,000)           -             (2,000)
  Other income (expense), net                                 (43)             16             (78)            128
------------------------------------------------------------------------------------------------------------------
                                                              498          (1,956)            992          (1,803)
------------------------------------------------------------------------------------------------------------------

Income (loss) before minority interest and
  provision for income taxes                                1,000          (3,106)          1,727          (8,317)

Minority interest in net income of subsidiary                  22              33              18              39
------------------------------------------------------------------------------------------------------------------

Income (loss) before provision for income taxes               978          (3,139)          1,709          (8,356)

Provision for (benefit from) income taxes                     373          (1,070)            658          (2,948)
------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                      605          (2,069)          1,051          (5,408)
-------------------------------------------------------------------------------------------------------------------

Loss from discontinued operation, (net of income
  taxes of ($3,709) and ($6,432), respectively)              -             (7,170)           -            (12,011)
------------------------------------------------------------------------------------------------------------------

Net income (loss)                                       $     605       $  (9,239)      $   1,051       $ (17,419)
==================================================================================================================

Basis and diluted net income (loss) per share:
  Income (loss) from continuing operations              $    0.04       $   (0.14)      $    0.07       $   (0.35)
  Loss from discontinued operation                            -             (0.46)            -             (0.79)
------------------------------------------------------------------------------------------------------------------

Basic and diluted net income (loss) per share           $    0.04       $   (0.60)      $    0.07       $   (1.14)
==================================================================================================================

Weighted average common shares outstanding
  Basic                                                    15,978          15,490          15,961          15,245
  Diluted                                                  16,031          15,490          16,021          15,245

See Notes to Condensed Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                           Six Months Ended
                                                                              August 31,
                                                                       ------------------------

                                                                          1998         1997
                                                                          ----         ----

Cash flows from operating activities:
  Cash received from customers                                         $  71,924     $  72,226
  Cash paid to suppliers and employees                                   (73,918)      (73,439)
  Interest received                                                        1,282           209
  Interest paid                                                             (121)         (155)
  Income taxes received (paid)                                               (53)        2,406
----------------------------------------------------------------------------------------------
  Net cash provided by (used for) operating activities                      (886)        1,247
-----------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                    (6,993)       (2,812)
  Purchases of short-term investments                                     (3,002)         -
  Sales of short-term investments                                          8,606          -
  Other                                                                     (728)           45
-----------------------------------------------------------------------------------------------
  Net cash used for investing activities                                  (2,117)       (2,767)
-----------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                     288        15,008
  Borrowings under line of credit agreements                                -           29,160
  Repayments of borrowings under line of credit agreements                  -          (31,260)
  Repayments of obligations under capital leases                            (271)         -
-----------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                   17        12,908
-----------------------------------------------------------------------------------------------

Effect of foreign exchange rate changes on cash and cash equivalents        (544)         (140)
-----------------------------------------------------------------------------------------------

Net cash provided by (used for) discontinued operation                    17,076        (9,165)
-----------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                 13,546         2,083

Cash and cash equivalents at beginning of period                          47,155         8,382
-----------------------------------------------------------------------------------------------


Cash and cash equivalents at end of period                             $  60,701     $  10,465
===============================================================================================


Reconciliation of income (loss) from continuing operations to net cash provided by (used for) operating activities:

Income (loss) from continuing operations                               $   1,051     $  (5,408)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities:

    Depreciation and amortization                                          7,627         6,376
    Other adjustments, net                                                   355           460

Changes in operating assets and liabilities:
    Accounts receivable                                                   (6,508)       (4,017)
    Inventories                                                           (6,301)        6,861
    Accounts payable and accrued expenses and other liabilities            4,048        (2,319)
    Other changes, net                                                    (1,158)         (706)
-----------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                   $    (886)    $   1,247
================================================================================================

See Notes to Condensed Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


 1.     Basis of Presentation

        The unaudited interim financial statements furnished reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the Company's financial position and results of operations for the three and six month periods ended August 31, 1998. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended February 28, 1998.

        Certain items shown have been reclassified to conform with the fiscal 1999 presentation.

2.      Inventories

        Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

                                Aug. 31, 1998      Feb. 28, 1998
        --------------------------------------------------------

        Raw Materials             $  1,716         $  1,269
        Work in Process             16,189           11,879
        Finished Goods               7,639            6,323
        --------------------------------------------------------

                                  $ 25,544         $ 19,471
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




                                                Three Months Ended       Six  Months Ended
                                                     August 31,              August 31,
                                                ------------------       -----------------

                                                 1998        1997        1998        1997
        Average shares outstanding for
         basic net income (loss) per share      15,978      15,490      15,961      15,245

        Dilutive effect of stock options            53        -             60        -
        ----------------------------------------------------------------------------------

        Average shares outstanding for
         diluted net income (loss) per share    16,031      15,490      16,021      15,245
        ==================================================================================


        The Company reported a loss in the second quarter and first six months of fiscal 1998, and accordingly, the effect of stock options and warrants was anti-dilutive for this period and was therefore excluded from the calculation of average common shares outstanding for diluted net income (loss) per share.

4.     Comprehensive Income

       Beginning with the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS No. 130 separates comprehensive income into two components: net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are recorded as elements of shareholders' equity and are excluded from net income. The Company's other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on a long-term equity investment. The components of the Company's comprehensive income (loss) for the three and six month periods ended August 31, 1998 and 1997 were as follows (in thousands):


                                                Three Months Ended         Six  Months Ended
                                                    August 31,                August 31,
                                                ------------------        -------------------

                                                  1998         1997        1998         1997
        Net income (loss)                        $  605     $ (9,239)     $1,051     $ (17,419)
        Other comprehensive income (loss):
          Currency translation adjustment            28         (493)       (953)         (165)
          Unrealized gain (loss) on investment     (387)         189        (459)          290
        ---------------------------------------------------------------------------------------

        Total comprehensive income (loss)        $  246     $ (9,543)     $ (361)    $ (17,294)
        =======================================================================================


Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Overview

Standard Microsystems Corporation (the Company) is a worldwide supplier of MOS/VLSI integrated circuits (ICs) for the personal computer industry and is also a foundry supplier of MicroElectroMechanical Systems (MEMS) devices. The Company designs and markets input/output (I/O) circuits for personal computers. I/O circuits perform many of the basic input/output functions required in every personal computer, including floppy disk control, keyboard control and BIOS, parallel port control and serial port control. The Company also supplies ICs for local area network applications, connectivity applications and embedded control systems. While most of the Company's IC products are manufactured by world-class semiconductor foundries and assemblers, the Company's MEMS devices are produced in the Company's own wafer foundry, which specializes in MEMS manufacturing. The Company conducts its business in Japan through its majority-owned subsidiary, Toyo Microsystems Corporation.

Revenues

The Company operates predominantly in one industry segment in which it designs, develops and markets integrated circuits for the personal computer industry and provides foundry services for MicroElectroMechanical Systems (MEMS).

The following table presents the Company's consolidated revenues for the three and six month periods ended August 31, 1998 and 1997 (in thousands):

                                      Three months ended     Six months ended
                                           August 31,            August 31,
Standard Microsystems Corporation       1998      1997        1998      1997
------------------------------------------------------------------------------
    Integrated circuit revenues       $31,572   $33,877     $61,915   $62,855
    Foundry revenues                    3,578     2,385       6,172     4,004
------------------------------------------------------------------------------
                                       35,150    36,262      68,087    66,859
------------------------------------------------------------------------------

Toyo Microsystems Corporation
------------------------------------------------------------------------------
    Integrated circuit revenues         4,987     3,966       8,483     6,742
    Other revenues                        739       956       1,902     2,386
------------------------------------------------------------------------------
                                        5,726     4,922      10,385     9,128
==============================================================================
Total revenues                        $40,876   $41,184     $78,472   $75,987
==============================================================================

Combined integrated circuit revenues  $36,559   $37,843     $70,398   $69,597
==============================================================================

The Company's revenues of $40.9 million for the three month period ended August 31, 1998 decreased by $0.3 million, or 0.7%, from year-earlier second quarter revenues of $41.2 million. Revenues for the six month period ended August 31, 1998 were $78.5 million compared to year-earlier revenues of $76.0 million, an increase of $2.5 million, or 3.3%.

The decrease in revenues for the current three month period compared to the prior year three month period was attributable to lower average selling prices on integrated circuit products. During the same period, unit shipments of integrated circuit products increased with the sales mix moving to newer, higher margined products. Revenues for the six month period ended August 31, 1998 were higher compared to the year-earlier period due primarily to higher revenues from foundry products.

Revenues from the Company's I/O product line accounted for 89.4% and 89.7% of combined integrated circuit revenues for the three and six month periods ended August 31, 1998, compared to 91.9% and 91.6% for the comparable year-earlier periods.

Gross Profit

The Company's gross profit margin for the second quarter of fiscal 1999 was 30.9%, compared to a gross profit margin of 26.1% reported for the second quarter of fiscal 1998. For the current six month period, the gross profit margin was 30.6%, compared to a margin of 23.4% for the comparable year-earlier six month period. Contributing to both the three and six month gross margin increases was a product shift in the I/O product line toward newer products with higher gross profit margins, as well as a general shift to higher margined integrated circuit devices. In addition, excess capacity in the semiconductor manufacturing marketplace has generally provided lower integrated circuit manufacturing costs. Partially offsetting these factors have been increased manufacturing overhead costs at the Company's MEMS wafer foundry, driven by investments in new equipment, and lower selling prices on MEMS devices. Despite an increase in unit shipments, these factors have resulted in a deficit gross profit on foundry devices. The Company is focusing on increasing foundry revenues and improving its operating efficiencies.

Operating Expenses

Research and development expenses increased $1.1 million, or 30.6%, to $4.7 million in the second quarter of fiscal 1999, compared to $3.6 million for the comparable year-earlier quarter. For the current six month period, R&D expenses increased by $1.6 million to $8.7 million, an increase of 22.5% from $7.1 million reported for the six month period ended August 31,1998. These increases reflect higher spending on engineering prototypes, increased depreciation expense associated with R&D testing equipment, and increases in engineering staff.

Selling, general and administrative expenses declined $0.8 million, or 9.6%, to $7.5 million in the second quarter of fiscal 1999 from $8.3 million for the year-earlier period. For the current six month period, these expenses declined from $17.1 million in the prior period to $14.5 million in the current period, a decrease of $2.6 million, or 15.2%. These decreases reflect reductions in general administrative expenses (including finance, information systems, human resources, legal and other administrative support) resulting from the Company's October 1997 divestiture of a majority interest in SMC Networks, Inc., its former System Products Division.

Other Income and Expense

During the three and six month periods ended August 31, 1998, the Company's interest income increased to $0.6 million and $1.2 million, respectively, from $0.1 million and $0.2 million in the comparable year-earlier periods. These increases reflect higher average cash balances for the current three and six month periods to the year-earlier periods.

The Company's three and six month results in fiscal 1998 include a $2 million charge recorded in the first quarter of fiscal 1998 for the settlement of class action litigation initiated against the Company in fiscal 1996.

Income Taxes

For the three and six month periods ended August 31,1998, income tax provisions have been provided at effective tax rates of 38.1% and 39.5%, respectively, compared to tax benefits recorded at effective rates of 34.1% and 35.3% for the corresponding year-earlier periods. The Company's effective income tax rate primarily reflects statutory tax rates, income tax credits, and the impact of certain non-deductible expenses and tax-exempt income.

Liquidity and Capital Resources

Cash and cash equivalents increased $13.5 million to $60.7 million as of August 31, 1998, compared to $47.2 million for February 28, 1998. Short-term investments decreased by $5.6 million as of August 31, 1998 to $3.0 million compared to $8.6 million for February 28, 1998. Working capital increased from $89.0 million at February 28, 1998 to $106.3 million at August 31, 1998.
During the second quarter of fiscal 1999, the Company received an $18.1 million federal income tax refund, most of which was attributable to the Company's discontinued operation and was previously reported within Net assets of discontinued operation on the consolidated balance sheet.

Working capital increased by $17.3 million for the six months ended August 31, 1998. Cash, cash equivalents and short-term investments increased by $7.9 million, accounts receivable increased by $6.2, inventories increased by $6.1 million, accounts payable increased by $5.2 million and all other working capital items increased by $2.3 million.

The Company's inventories increased from $19.5 million at February 28, 1998 to $25.5 million at August 31, 1998. This increase reflects the Company's expectations for increasing shipments in the quarter ending November 30, 1998, which traditionally has been a strong quarter in the personal computer industry. The Company also built some inventory of several newer devices which are expected to begin shipping in volume in the third quarter. Accounts receivable also increased from $22.3 million to $28.5 million during this period, partially resulting from higher revenues in the second quarter of fiscal 1999 compared to the fourth quarter of fiscal 1998. Also, apparently due to ongoing economic turmoil in that region, several of the Company's larger customers in Asia have extended their payments beyond the Company's expected payment terms. The Company received commitments for payments from these customers in the third quarter, and most of these payments have already been received.

For the first six months of fiscal 1999, the Company's operating activities consumed $0.9 million of cash and investing activities consumed $2.1 million of cash. Offsetting this cash consumption was an $18.1 million federal income tax refund received during the second quarter of fiscal 1999, most of which has been classified within Cash provided by discontinued operation on the consolidated statements of cash flows.

The Company's capital expenditures increased to $7.0 million during the first six months of fiscal 1999, compared to $2.8 million for the year-earlier period. Most of this increase reflects capital expenditures in semiconductor test equipment and manufacturing equipment at the Company's MEMS foundry.

The Company has a $2.1 million escrow account included within Other current assets on its consolidated balance sheet as of August 31, 1998. This account holds a short-term investment and is scheduled for release to the Company in January 1999. This account was established pursuant to the Company's October 1997 sale of its former System Products Division to Accton Technology Corporation of Hsinchu, Taiwan, as security for the Company's indemnity obligations in that transaction.

The Company's previous $25 million credit line, which was scheduled to expire in July 1998, was instead extended through October 1998 under its existing terms and conditions, with a reduction in the amount of the line to $10 million. The Company and its banks are currently negotiating a further extension of this $10 million credit line through July 1999, and the Company expects this extension to be in place before the end of October 1998. There have been no borrowings under this credit facility since October 1997.

In October 1998, the Company's Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to 1 million shares of its common stock on the open market or in private transactions. The timing and amount of shares repurchased under this plan will be determined by the Company's management based upon its evaluation of general market and business conditions. This program will be funded through the Company's existing cash balances.

The Company believes that its current cash, cash equivalents and short-term investments, cash flows from operations, and its borrowing capacity, will be sufficient to meet its operating and capital requirements for the next twelve months.


Other Factors That May Affect Future Operating Results

Certain statements and information contained in this quarterly report constitute "forward-looking statements" within the meaning of the Federal Securities laws. These forward-looking statements involve risks and uncertainties which may cause actual results and performance to be different from those expressed or implied in such statements.

The Company's operating results are subject to general economic conditions and a variety of risks characteristic of the semiconductor and personal computer industry, including cyclical market patterns, price erosion, product development risks, technological change, business conditions and concentrations in Asia, reliance upon foundries and subcontractors, and forecasts of product demand, any of which could cause the Company's operating results to differ materially from past results. For a discussion of such risks, see "Risk Factors" in Part 2, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" included within the Company's Annual Report on Form 10-K filed for the fiscal year ended February 28, 1998.

For a discussion of the Company's efforts to address Year 2000 issues, see Part 2, Item 7 within "Management's Discussion and Analysis of Financial Condition and Results of Operations" included within the Company's Annual Report on Form 10-K filed for the fiscal year ended February 28, 1998.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                           PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at the registrant's annual meeting of shareholders which was held on July 14, 1998.

The following were elected directors, each receiving the number of votes set opposite their respective name:

                                                           Broker
                                For          Withheld     Non-Votes

        James R. Berrett     14,269,669       828,832       -0-
        Kathleen B. Earley   14,272,207       825,794       -0-
        Ivan T. Frisch       14,266,919       831,582       -0-

The selection of Arthur Andersen LLP as the Company's auditors for the current year was ratified by the following vote:

                                                           Broker
             For             Against       Abstain        Non-Votes

         11,473,767          592,895        97,429          -0-

The 1998 Stock Option Plan was approved and adopted by the following vote:

                                                           Broker
             For             Against       Abstain        Non-Votes

          4,284,442         2,614,912      212,044        5,052,693

The amendment to the 1994 Director Stock Option Plan was approved and adopted by the following vote:

                                                           Broker
             For             Against       Abstain        Non-Votes

         9,268,669          2,648,470      247,952           -0-



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




                         STANDARD MICROSYSTEMS CORPORATION
                                    (Registrant)




DATE: October 14, 1998             /S/     Eric M. Nowling
                                ---------------------------------

                                           (Signature)
                                        Eric M. Nowling
                          Vice President - Finance and Chief Financial Officer
                              (Principal Financial and Accounting Officer)