Form 10-Q
period 1998-11-30
STANDARD MICROSYSTEMS CORP
filed 1999-01-13
CIK 93384

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

               For the quarterly period ended November 30, 1998

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


             Yes    ____X____                   No   ________

    As of January 13, 1999 there were 15,505,124 shares of the registrant's common stock outstanding.

                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)


                                                             November 30,   February 28,
                                                                 1998           1998

Assets
Current assets:
  Cash and cash equivalents                                   $  69,452     $  47,155
  Short-term investments                                          2,000         8,603
  Accounts receivable, net of allowance for doubtful
    accounts of $1,111 and $1,011, respectively                  25,167        22,268
  Inventories                                                    22,685        19,471
  Deferred tax benefits                                           5,817         6,226
  Other current assets                                            7,366         4,884
--------------------------------------------------------------------------------------
  Total current assets                                          132,487       108,607
--------------------------------------------------------------------------------------

Property, plant and equipment:
  Land                                                            3,832         3,832
  Buildings and improvements                                     29,703        28,897
  Machinery and equipment                                        94,622        99,087
--------------------------------------------------------------------------------------
                                                                128,157       131,816
  Less:  accumulated depreciation                                86,365        84,397
--------------------------------------------------------------------------------------
  Property, plant and equipment, net                             41,792        47,419
--------------------------------------------------------------------------------------

Other assets                                                     38,550        37,688
Net assets of discontinued operation                               -           17,076
--------------------------------------------------------------------------------------
                                                              $ 212,829     $ 210,790
======================================================================================


Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                            $  12,242     $  10,637
  Accrued expenses and other liabilities                          8,172         8,458
  Current portion of obligations under capital leases               835           553
--------------------------------------------------------------------------------------
  Total current liabilities                                      21,249        19,648
--------------------------------------------------------------------------------------

Obligations under capital leases                                  3,237         2,524
Other liabilities                                                 4,678         4,773

Commitments and contingencies

Minority interest in subsidiary                                  11,521        11,468

Shareholders' equity:
  Preferred stock, $.10 par value-
    Authorized 1,000,000 shares, none outstanding                  -             -
  Common stock, $.10 par value-
    Authorized 30,000,000 shares,
    outstanding 16,019,000 and 15,926,000
    shares, respectively                                          1,602         1,593
  Additional paid-in capital                                    108,362       107,306
  Retained earnings                                              61,853        59,999
  Treasury stock 521,000 shares, at cost                         (2,957)         -
  Accumulated other comprehensive income                          3,284         3,479
--------------------------------------------------------------------------------------
 Total shareholders' equity                                     172,144       172,377
--------------------------------------------------------------------------------------
                                                              $ 212,829     $ 210,790
======================================================================================

See Notes to Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)


                                                            Three Months Ended              Nine Months Ended
                                                               November 30,                    November 30,
                                                        -------------------------       -------------------------

                                                           1998            1997            1998            1997

Revenues                                                $  45,272       $  42,768       $ 123,743       $ 118,755
Cost of goods sold                                         30,581          29,977          85,047          88,197
------------------------------------------------------------------------------------------------------------------
Gross profit                                               14,691          12,791          38,696          30,558
------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Research and development                                  5,187           4,075          13,911          11,209
  Selling, general and administrative                       8,860           8,356          23,407          25,503
------------------------------------------------------------------------------------------------------------------
                                                           14,047          12,431          37,318          36,712
------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                 644             360           1,378          (6,154)
------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest income                                             705             331           1,896             561
  Interest expense                                            (77)            (44)           (198)           (205)
  Litigation settlement                                      -               -               -             (2,000)
  Other income (expense), net                                 (33)            (67)           (111)             61
------------------------------------------------------------------------------------------------------------------
                                                              595             220           1,587          (1,583)
------------------------------------------------------------------------------------------------------------------

Income (loss) before minority interest and
  provision for income taxes                                1,239             580           2,965          (7,737)

Minority interest in net income of subsidiary                  36              24              53              63
------------------------------------------------------------------------------------------------------------------

Income (loss) before provision for income taxes             1,203             556           2,912          (7,800)

Provision for (benefit from) income taxes                     400             195           1,058          (2,753)
------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                      803             361           1,854          (5,047)
-------------------------------------------------------------------------------------------------------------------

Discontinued operation:
  Loss from discontinued operation (net of income
    taxes of ($1,838) and ($8,270), respectively)            -             (3,413)           -            (15,424)
  Gain on sale of discontinued operation (net of taxes
    of $555)                                                 -              1,030            -              1,030
------------------------------------------------------------------------------------------------------------------

Net income (loss)                                       $     803       $  (2,022)      $   1,854       $ (19,441)
==================================================================================================================

Basic net income (loss) per share:
  Income (loss) from continuing operations              $    0.05       $    0.02       $    0.12       $   (0.33)
  Loss from discontinued operation                            -             (0.22)            -             (1.00)
  Gain on sale of discontinued operation                      -              0.07             -              0.07
------------------------------------------------------------------------------------------------------------------

Basic net income (loss) per share                       $    0.05       $   (0.13)      $    0.12       $   (1.26)
==================================================================================================================

Diluted net income (loss) per share:
  Income (loss) from continuing operations              $    0.05       $    0.02       $    0.12       $   (0.33)
  Loss from discontinued operation                            -             (0.21)            -             (1.00)
  Gain on sale of discontinued operation                      -              0.06             -              0.07
------------------------------------------------------------------------------------------------------------------

Diluted net income (loss) per share                     $    0.05       $   (0.13)      $    0.12       $   (1.26)
==================================================================================================================

Weighted average common shares outstanding
  Basic                                                    15,745          15,701          15,872          15,400
  Diluted                                                  15,748          16,165          15,915          15,400

See Notes to Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                           Nine Months Ended
                                                                             November 30,
                                                                       ------------------------

                                                                          1998         1997
                                                                          ----         ----

Cash flows from operating activities:
  Cash received from customers                                         $ 121,244     $ 114,054
  Cash paid to suppliers and employees                                  (115,576)     (108,260)
  Interest received                                                        1,912           433
  Interest paid                                                             (198)         (214)
  Income taxes paid                                                         (259)          (97)
  Cash paid for litigation settlement                                       -           (2,000)
-----------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                7,123         3,916
-----------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                   (11,288)       (3,835)
  Sale of machinery and equipment                                          6,263          -
  Purchases of short-term investments                                     (3,002)       (4,000)
  Sales of short-term investments                                          9,605          -
  Investment in Accelerix Incorporated                                      -             (250)
  Escrow investment                                                          (86)       (2,020)
  Other                                                                     (437)           53
-----------------------------------------------------------------------------------------------
  Net cash provided by (used for) investing activities                     1,055       (10,052)
-----------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                     322        18,287
  Purchases of treasury stock                                             (2,957)         -
  Borrowings under line of credit agreements                                -           33,960
  Repayments of borrowings under line of credit agreements                  -          (40,960)
  Repayments of obligations under capital leases                            (451)         -
-----------------------------------------------------------------------------------------------
  Net cash provided by (used for) financing activities                    (3,086)       11,287
-----------------------------------------------------------------------------------------------

Effect of foreign exchange rate changes on cash and cash equivalents         129          (458)
-----------------------------------------------------------------------------------------------

Net cash provided by (used for) discontinued operation                    17,076        (8,837)
-----------------------------------------------------------------------------------------------

Net cash provided by sale of discontinued operation                         -           36,777
-----------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                 22,297        32,633

Cash and cash equivalents at beginning of period                          47,155         8,382
-----------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                             $  69,452     $  41,015
===============================================================================================

Reconciliation of income (loss) from continuing operations to net cash provided by operating activities:

Income (loss) from continuing operations                               $   1,854     $  (5,047)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:

    Depreciation and amortization                                         10,844        10,015
    Other adjustments, net                                                   612           897

Changes in operating assets and liabilities:
    Accounts receivable                                                   (2,780)       (4,807)
    Inventories                                                           (3,166)       10,471
    Accounts payable and accrued expenses and other liabilities              772          (939)
    Other changes, net                                                    (1,013)       (6,674)
-----------------------------------------------------------------------------------------------
Net cash provided by operating activities                              $   7,123     $   3,916
===============================================================================================

Noncash investing and financing activities:

During fiscal 1999, the Company financed certain capital expenditures totaling
$1,446,000 through capital lease obligations.

See Notes to Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


 1.   Basis of Presentation

      The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of, and results of operations for the three and nine month periods ended, November 30, 1998 and 1997. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended February 28, 1998.

      Certain items shown have been reclassified to conform with the fiscal 1999 presentation.

2.    Inventories

      Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

                              Nov. 30, 1998      Feb. 28, 1998
      --------------------------------------------------------

      Raw Materials             $  1,506         $  1,269
      Work in Process             13,244           11,879
      Finished Goods               7,935            6,323
      --------------------------------------------------------

                                $ 22,685         $ 19,471
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




                                              Three Months Ended       Nine Months Ended
                                                 November 30,            November 30,
                                              ------------------       -----------------

                                               1998        1997        1998        1997
      Average shares outstanding for
       basic net income (loss) per share      15,745      15,701      15,872      15,400

      Dilutive effect of stock options             3         464          43        -
      ----------------------------------------------------------------------------------

      Average shares outstanding for
       diluted net income (loss) per share    15,748      16,165      15,915      15,400
      ==================================================================================


      The Company reported a loss from continuing operations in the first nine months of fiscal 1998, and accordingly, the effect of stock options and warrants was anti-dilutive for this period and was therefore excluded from the calculation of average common shares outstanding for diluted net income (loss) per share.

4.    Comprehensive Income

      Beginning with the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS No. 130 separates comprehensive income into two components: net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are recorded as elements of shareholders' equity and are excluded from net income. The Company's other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on a long-term equity investment. The components of the Company's comprehensive income
      (loss) for the three and nine month periods ended November 30, 1998 and 1997 were as follows (in thousands):


                                               Three Months Ended         Nine Months Ended
                                                   November 30,              November 30,
                                               ------------------        -------------------

                                                1998         1997        1998         1997
      Net income (loss)                        $  803     $ (2,022)     $1,854     $ (19,441)
      Other comprehensive income (loss):
        Currency translation adjustment         1,227         (149)        275          (671)
        Unrealized gain (loss) on investment      (12)        (506)       (470)          141
      ---------------------------------------------------------------------------------------

      Total comprehensive income (loss)        $2,018     $ (2,677)     $1,659     $ (19,971)
      =======================================================================================


5.    Common Stock Repurchase Program

      In October 1998, the Company's Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. During the third quarter of fiscal 1999, the Company repurchased 521,000 shares of common stock at a cost of $2,957,000. These shares are currently being held as treasury stock.

6.    Sale of Equipment

      In September 1994, the Company entered into an agreement with Lucent Technologies, Inc. (Lucent) whereby the Company purchased approximately $16 million of wafer manufacturing equipment for installation at Lucent's Madrid, Spain, facility. The agreement provided that a portion of Lucent's wafer production capacity during the five year period which began in March 1996 would be reserved for the Company's requirements at favorable pricing.

      In September 1998, the Company and Lucent mutually terminated this agreement, whereby Lucent purchased the wafer manufacturing equipment from the Company for approximately $8.2 million. Of these proceeds, $6.2 million was paid in cash, with the remaining $2.0 million to be paid in ten equal quarterly installments. No gain or loss was recognized by the Company on this sale. While Lucent's wafer production and pricing obligations to the Company have been terminated, the Company intends to continue using Lucent as a supplier.

7.    Contingencies

      Pursuant to a Stock Purchase Agreement dated September 30, 1997, the Company sold an 80.1% interest in SMC Networks, Inc., a then-newly formed subsidiary comprised of its former local area networking division, to an affiliate of Accton Technology Corporation of Hsinchu, Taiwan (Accton) for $40,237,000 in cash. Of these proceeds, $2,012,000 was placed into an escrow account as security for a portion of the Company's indemnification obligations under the Agreement. The escrow account was scheduled for release to the Company in January 1999.

      In December 1998, Accton notified the Company and the escrow agent of Accton's intention to seek certain indemnification and damages from the Company in excess of $10 million, for alleged misrepresentations and inadequate disclosures related to the transaction, alleged fraudulent inducement of the transaction, and other alleged breaches of covenants and representations in the Stock Purchase Agreement and related agreements. Accordingly, the escrow account has not been released as scheduled.

      The Company is confident that it negotiated and fully performed the agreements with Accton in good faith. While it is not possible at this time to assess the likelihood of any liability being established, the Company considers these claims to be without merit. The Company will vigorously defend itself against these allegations and expects that the outcome will not be material to the Company.

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

The following table presents the Company's consolidated revenues for the three and nine month periods ended November 30, 1998 and 1997 (in thousands):

                                       Three months ended     Nine months ended
                                          November 30,          November 30,
Standard Microsystems Corporation        1998     1997        1998       1997
-------------------------------------------------------------------------------
    Integrated circuit revenues        $34,745   $35,199    $ 96,660   $ 98,054
    Foundry revenues                     2,832     2,446       9,003      6,450
-------------------------------------------------------------------------------
                                        37,577    37,645     105,663    104,504
-------------------------------------------------------------------------------

Toyo Microsystems Corporation
-------------------------------------------------------------------------------
    Integrated circuit revenues          6,701     4,238      15,184     10,980
    Other revenues                         994       885       2,896      3,271
-------------------------------------------------------------------------------
                                         7,695     5,123      18,080     14,251
===============================================================================
Total revenues                         $45,272   $42,768    $123,743   $118,755
===============================================================================

Combined integrated circuit revenues   $41,446   $39,437    $111,844   $109,034
===============================================================================

Revenues for the third quarter of fiscal 1999 increased to $45.3 million, or 5.8%, from the year-earlier revenues of $42.8 million. For for the nine month period ended November 30, 1998, revenues were $123.7 million, an increase of 4.1% compared to $118.8 million for the year-earlier period. The revenue increases for both the three and nine month periods were due to increased unit volumes of integrated circuit shipments, driven by new product introductions and the continued acceptance and growth of the Company's input/output (I/O) devices in the Japanese market. Partially offsetting these factors were declines in average selling prices. The Company has also reported an increase in foundry revenue for both the current three and nine month periods compared to comparable year-earlier periods.

GROSS PROFIT

The Company's gross profit percentage for the third quarter of fiscal 1999 was 32.5%, compared to 29.9% reported for the third quarter of fiscal 1998. For the current nine month period, the gross profit percentage reported was 31.3%, compared to 25.7% in the prior year.

The principal factors contributing to the gross profit improvement for the current three and nine month periods were (i) continued product cost reductions, driven by both product design efficiencies and excessive capacity in the semiconductor manufacturing marketplace, and (ii) a shift in the Company's product mix towards new, higher-margined products. Partially offsetting these factors was the Company's MEMS wafer foundry operating below its break-even capacity for all periods presented, resulting in a deficit gross profit on foundry revenues. The Company is focusing on increasing foundry revenues and improving the wafer foundry's operating efficiencies.

OPERATING EXPENSES

Research and development expenses were $5.2 million in the third quarter of fiscal 1999, a 26.8% increase from $4.1 million in the third quarter of fiscal 1998. For the current nine month period, the Company reported research and development expenses of $13.9 million, a 24.1% increase from $11.2 million in the year earlier nine month period. This increase for both the three and nine month periods reflects an increase in engineering staff, increased spending on engineering prototypes and increased engineering test development activity.

The Company has increased its research and development expenditures over the past year to accelerate the introduction of new products. Research and development expenditures consist primarily of circuit design and development, and related support activities. The Company firmly believes that, as changes in technology continue to accelerate, continued investment in research and development is critical.

Selling, general and administrative expenses increased 5.9% to $8.9 million in the third quarter of fiscal 1999, compared to $8.4 million for the year-earlier quarter. This increase is primarily associated with higher selling and marketing costs associated with higher revenues reported in the current quarter. Selling, general and administrative expenses decreased by 8.2% to $23.4 million for the current nine month period, compared to year-earlier expenses of $25.5 million. This decrease reflects reductions in general and administrative expenses (including finance, information systems and other administrative support) resulting from the Company's October 1997 divestiture of a majority interest in SMC Networks, Inc., its former local area networking division.

OTHER INCOME AND EXPENSE

During the three and nine month periods ended November 30, 1998, the Company's interest income increased to $0.7 million and $1.9 million, respectively, from $0.3 million and $0.6 million in the comparable year-earlier periods. These increases reflect higher average cash and cash equivalent balances in the current year periods compared to the comparable year-earlier periods.

The Company's nine month results in fiscal 1998 include a $2 million charge recorded in the second quarter of fiscal 1998 for the settlement of class action litigation initiated against the Company in fiscal 1996.

INCOME TAXES

For the three and nine month periods ended November 30, 1998, income tax provisions have been recorded at effective tax rates of 33.3% and 36.3%, respectively, compared to a tax provision of 35.1% and a tax benefit of 35.3%, reported for the three and nine month periods ended November 30, 1997, respectively. The Company's effective income tax rate primarily reflects statutory tax rates, income tax credits, and the impact of certain non-deductible expenses and tax exempt income.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments increased to $71.5 million at November 30, 1998, compared to $55.8 million at February 28, 1998. Working capital increased to $111.2 million at November 30, 1998 from $89.0 million at February 28, 1998. Two transactions have provided a significant amount of cash to the Company during the nine month period ended November 30, 1998. In the second quarter, the Company received an $18.1 million federal income tax refund, most of which was attributable to the Company's discontinued operation and was previously reported within Net assets of discontinued operation on its Consolidated Balance Sheet. Additionally, in the third quarter, the Company sold certain wafer manufacturing equipment to Lucent Technologies, Inc., resulting in cash proceeds of $6.2 million. Further details regarding this transaction can be found in Note 6 to the Consolidated Financial Statements included herein.

At August 31, 1998, the Company had reported an unusual increase in accounts receivable as several large customers in Asia had extended their payments beyond the Company's expected payment terms. This was apparently due to ongoing economic problems in that region. These companies committed to, and did, pay the delinquent amounts to Company during the third quarter of fiscal 1999.

The Company's inventories have declined to $22.7 million at November 30, 1998, compared to $25.5 million at August 31, 1998. This inventory decline is the result of lower manufacturing costs and several new inventory management programs implemented during the third quarter.

The Company's capital expenditures were $12.7 million during nine months ended November 30, 1998 (including $1.4 million of expenditures financed through capital leases), significantly higher than $3.8 million of capital expenditures in the year-earlier period. Most of this increase reflects investments in semiconductor test equipment and manufacturing equipment for the Company's MEMS wafer foundry.

In October 1998, the Company's Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to 1 million shares of its common stock on the open market or in private transactions. During the third quarter of fiscal 1999, the Company repurchased 521,000 shares of common stock at a total cost of $3.0 million.

The Company maintains a $10 million line of credit with several banks which permits borrowings, secured by accounts receivable, on a revolving basis to finance working capital needs. This credit line will expire in July 1999. There have been no borrowings under this credit facility since October 1997.

The Company believes that its current cash, cash equivalents and short-term investments, cash flows from operations and its borrowing capacity will be sufficient to meet its operating and capital requirements for the next twelve months.

CONTINGENCIES

Pursuant to a Stock Purchase Agreement dated September 30, 1997, the Company sold an 80.1% interest in SMC Networks, Inc., a then-newly formed subsidiary comprised of its former local area networking division, to an affiliate of Accton Technology Corporation of Hsinchu, Taiwan (Accton) for $40,237,000 in cash. Of these proceeds, $2,012,000 was placed into an escrow account as security for a portion of the Company's indemnification obligations under the Agreement. The escrow account was scheduled for release to the Company in January 1999.

In December 1998, Accton notified the Company and the escrow agent of Accton's intention to seek certain indemnification and damages from the Company in excess of $10 million, for alleged misrepresentations and inadequate disclosures related to the transaction, alleged fraudulent inducement of the transaction, and other alleged breaches of covenants and representations in the Stock Purchase Agreement and related agreements. Accordingly, the escrow account has not been released as scheduled.

The Company is confident that it negotiated and fully performed the agreements with Accton in good faith. While it is not possible at this time to assess the likelihood of any liability being established, the Company considers these claims to be without merit. The Company will vigorously defend itself against these allegations and expects that the outcome will not be material to the Company.


OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Certain statements and information contained in this quarterly report constitute "forward-looking statements" within the meaning of the Federal Securities laws. These forward-looking statements involve risks and uncertainties which may cause actual results and performance to be different from those expressed or implied in such statements.

The Company's operating results are subject to general economic conditions and a variety of risks characteristic of the semiconductor and personal computer industries, including cyclical market patterns, price erosion, product development risks, technological change, business conditions and concentrations in Asia, reliance upon foundries and subcontractors, and forecasts of product demand, any of which could cause the Company's operating results to differ materially from past results. For a further discussion of such risks, see "Risk Factors" in Part 2, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" included within the Company's Annual Report on Form 10-K filed for the fiscal year ended February 28, 1998.

The Company maintains several equity investments in non-public companies which operate in the semiconductor or personal computer industry, resulting from strategic business relationships or other investment opportunities which were deemed beneficial to the Company. These companies are subject to many of the same risks and uncertainties faced by the Company. These investments, which are reported at cost on the Company's Consolidated Balance Sheet, are reviewed regularly for events and circumstances that may effect their current and future value, within the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment if Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

YEAR 2000 DISCUSSION

Many computer programs were designed to perform data computations on the last two digits of the numerical value of a year. When computations referencing the Year 2000 are performed, these programs may interpret "00" as the Year 1900 and could either corrupt the date-related computations or not process them at all. As a result, many software and computer systems may need to be upgraded or replaced in order to comply with such Year 2000 requirements.

The Company's information systems organization, and supported by the Company's executive staff, have taken company-wide actions to assess the nature and extent of the Year 2000 issue on its products and infrastructure, including identification, risk assessment and corrective action of Year 2000 issues. Beginning in fiscal 1996, the Company began installing new Year 2000 compliant information systems, and has moved a substantial portion of its core business applications to this platform. The Company is currently in the process of installing additional new information systems and expects all internal information systems to achieve Year 2000 compliance during calendar year 1999. The Company is also assessing the impact of the Year 2000 issue on its products, and has not currently identified any material issues in that regard. However, the Company could be adversely impacted by Year 2000 issues faced by significant customers, vendors, suppliers, and financial service organizations with which the Company conducts business. The Company is in the process of evaluating its key suppliers of goods and services and its customers to determine the extent, if any, to which the Company's operations are vulnerable to Year 2000 issues faced by key third parties.

The Company is committed to expending the resources necessary to address this issue on a timely basis. To date, expenditures directly related to remediation of Year 2000 issues have not been material. At this time, the Company does not anticipate that it will incur material expenditures for the resolution of Year 2000 issues relating to either its own information systems or its products

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

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




                         STANDARD MICROSYSTEMS CORPORATION
                                    (Registrant)




DATE: January 13, 1999             /S/     Eric M. Nowling
                                ---------------------------------

                                           (Signature)
                                        Eric M. Nowling
                          Vice President - Finance and Chief Financial Officer
                              (Principal Financial and Accounting Officer)