Form 10-K405
period 1999-02-28
STANDARD MICROSYSTEMS CORP
filed 1999-05-27
CIK 93384

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K
                                ----------------

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended February 28, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                           Commission File No. 0-7422
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

         Title of each Class                     Name of each Exchange on
                None                                 which registered
                                                 ------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.10 par value
                        Preferred Stock Purchase Rights
-------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     As of May 24, 1999, 15,608,557 shares of the registrant's common stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $116,796,000.

                     Documents Incorporated By Reference
     The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

                           Document                                        Part
Those portions of the registrant's 1999 annual report to shareholders
(the Annual Report") which are specifically identified herein as
incorporated by reference into this Form 10-K.                               II
Those portions of the registrant's proxy statement for the registrant's
1999 Annual Meeting (the "Proxy Statement") which are specifically
identified herein as incorporated by reference into this Form 10-K.         III

                        Standard Microsystems Corporation
                                    Form 10-K
                   For the Fiscal Year Ended February 28, 1999


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

                                     PART IV

15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

                                     PART I



ITEM 1.  BUSINESS.
------------------

GENERAL DESCRIPTION OF THE BUSINESS

Standard Microsystems Corporation (the "Company", the "Registrant", or "SMSCR") is a Delaware corporation, organized in 1971. As used herein, the term "Company" includes the Company's subsidiaries except where the context otherwise requires. The address of the principal executive office of the Company is 80 Arkay Drive, Hauppauge, New York 11788, and its telephone number at that address is 516-435-6000. The Company maintains offices in the United States, Europe, and Asia. The Company conducts its business in the Japanese market through its majority owned subsidiary, Toyo Microsystems Corporation,
(TMC). The Company operates branch offices and facilities for engineering, marketing and the selling of its products in the following locations:

         Subsidiary                               Location
        ------------                             ----------

Standard Microsystems Corporation (Asia)   Taipei, Taiwan
Standard Microsystems GmbH                 Munich, Germany
SMSC Massachusetts, Inc.                   Westborough, Massachusetts
SMSC North America, Inc.                   Austin and Houston, Texas

Standard Microsystems Corporation is a worldwide supplier of metal-oxide-semiconductor/very-large-scale-integrated (MOS/VLSI) circuits for the personal computer (PC) and related industries. The Company's integrated circuits are developed and sold for applications in PC input/output (I/O), PC connectivity, Local Area Networking (LAN), PC systems logic, and embedded networking.

SIGNIFICANT DEVELOPMENTS

In March 1999, the Company announced the appointment of Steven J. Bilodeau as President and Chief Executive Officer. Mr. Bilodeau succeeds both the Company's previous Chief Executive Officer, Paul Richman, who is continuing in his capacity as the Company's Chairman of the Board, and its previous President, Arthur Sidorsky, who is continuing in his role as Chief Operating Officer until his retirement later this year.

Also in March 1999, the Company's Board of Directors approved a plan to divest a majority interest in its Foundry Business Unit. The Foundry Business Unit serves a different customer base than the Company's core integrated circuits business, and generally has been managed as a separate operating unit with its own identifiable assets. In April 1999, the Company signed a Letter of Intent with Inertia Optical Technology Applications, Inc. (IOTA), a privately-held company located in Newark, NJ, to combine the operations of its Foundry Business Unit with IOTA's operations into a new company, Standard MEMS, Inc.

Standard MEMS, Inc. will specialize in MicroElectroMechanical Systems (MEMS), which are specialty semiconductor-related products with mechanical properties used in such applications as sensors, ink jet print heads, valves, thin film RC networks, accelerometers and actuators. This operation will operate out of an existing SMSC facility in Hauppauge, New York as well as in several IOTA facilities in New Jersey, California, Massachusetts, Mexico and Germany.

Under the terms of the Letter of Intent, Standard MEMS, Inc. will be majority owned by the shareholders of IOTA, with SMSC initially retaining a 38% interest. The Company has committed to reducing its investment in Standard MEMS, Inc. below 20% within one year. Completion of the transaction is subject to executing definitive agreements and final approvals from both Companies' Boards of Directors, and is expected to occur before the end of SMSC's second quarter ending August 31, 1999.

The Company's historical financial information has been restated to report the operating results, net assets and cash flows of the Foundry Business Unit and the System Products Division (through September 1997) as discontinued operations for all periods presented. All following discussions and analysis focuses on the Company's continuing operations, as restated, unless otherwise noted.


FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

OPERATING SEGMENT

The Company is organized and operates in one business segment, designing, developing and marketing semiconductor integrated circuits for the personal computer and related industries.

PRINCIPAL PRODUCTS OF THE COMPANY

The principal products of the Company are associated with logic control and connectivity for personal computer systems. These products can be grouped into several families, Personal Computer Input/Output controllers (I/O), Personal Computer Connectivity Products, Personal Computer Local Area Networking (PC
LAN) devices, Personal Computer Systems Logic, and Embedded Products.

The Company's PC I/O integrated circuits accounted for approximately 80% of total revenues in fiscal 1999, 82% in fiscal 1998 and 80% in fiscal 1997. No other product family accounted for more then 10% of the Company's consolidated revenues during the last three fiscal years.

PERSONAL COMPUTER INPUT/OUTPUT CONTROLLERS (I/O) are integrated circuits with multiple functions for controlling and interfacing various peripheral and communications functions in a PC, including floppy disk control, serial and parallel port control, keyboard and mouse control, and many other peripheral functions.

SMSC has three families of pin-compatible I/O controllers: Super I/O (37C669), Enhanced Super I/O (37C67x, 37B77x, 37M70x, 37B80x, 37M60x, 37B78x, 37B72x),
and Ultra I/O (37C93x) devices that offer serial port, ECP (Extended Capabilities Port) and EPP (Enhanced Parallel Port), parallel port, general purpose input/output pins, and Plug-and-Play functionality within an integrated chip.

For the PC notebook design environment, SMSC offers two families of PC I/O devices, the FDC37N95x and FDC37N769/FDC37N869. The FDC37N95x product family incorporates an integrated 8051 microcontroller enabling support for both internal keyboard scanning and control as well as very sophisticated Power Management features. The FDC37N769/FDC37N869 family provides notebook PC I/O services for designs where an external keyboard controller has already been selected, and where the designer's interests in PC I/O are more generally focused on the support for the floppy disk, parallel port, serial port, and general purpose input/output pins. Both device families offer support for the Infrared Data Association (IrDA) 1.0 and 1.1 protocol, enabling wireless communications support at speeds of between 115 Kbps and 4 Mbps using this standard technique.

PERSONAL COMPUTER CONNECTIVITY products rely on new communications standards utilizing Universal Serial Bus (USB) and IEEE1394 to enable enhanced communications features for both the PC Original Equipment Manufactures (OEM) and PC peripheral device customers. The USB97C100 expands the functionality of USB through the use of patented technology originally developed and delivered in the Company's 10BASE-T LAN products. This technology enables the OEM community to exploit the full bandwidth of USB, enabling its use in applications previously limited to motherboard devices such as floppy disk interfaces, parallel port support, and similar legacy input/output functions.

The Company intends to introduce several new devices in this product family this fiscal year, including an enhanced version of the USB97C100 that incorporates a USB hub function and a single-chip USB Ethernet Solution.

The Company is in the process of defining similar connectivity products based on a peripheral interface technology known as Device Bay, utilizing the performance capabilities of IEEE 1394 in combination with the control logic required to support the Device Bay environment. Originally developed by Apple Computer under the name "Firewire", the IEEE 1394 standard has become the established mechanism for high speed communications of isochronous data such as audio and video in entertainment applications. The use of this technology in the PC environment enhances the trend towards the convergence of the PC and the entertainment media such as TVs, VCRs, and camcorders.
This technology is also an excellent vehicle for use with high speed mass storage devices as a future upgrade from parallel interfaces such as IDE and SCSI.

PERSONAL COMPUTER LOCAL AREA NETWORKING (PC LAN) devices enable personal computers to be connected to networks and permit communications among LAN users. Connection to a LAN permits a PC user to send messages to and receive messages from other LAN users and share common resources such as printers, disk drives, files and programs.

The Company's PC LAN product line includes the LAN9000, Feast, and EPIC families of Ethernet and Fast Ethernet integrated circuits, covering applications for desktop and notebook PCs.

One of the products the Company plans to introduce in fiscal 2000 is the MAC99 (LAN83Cxxx) which is the successor to both the LAN83C171 and the LAN83C175 devices. Both the LAN83C171 and the LAN83C175 are in the EPIC family of Fast Ethernet controllers. The MAC99 will offer advanced Power Management features providing the ideal solution for PCI, Cardbus, LAN on the Motherboard, and mini PCI applications.

To complement the FEAST and the EPIC families, SMSC plans to also release a 10/100 Mbps PHY - a complete physical layer solution in a single chip. This device, the LAN83C180, integrates the 10/100 Ethernet Transceiver with a full MII Interface. This chip, with features like Auto Negotiate, Half and Full Duplex, transceiver filters, low power mode, and flow control, is specifically matched to SMSC MACs.

PC SYSTEMS LOGIC, also known as core logic, includes the circuits that interface to the microprocessor (CPU) and control the major functions of the PC. The primary PC systems logic components are the North Bridge, or System Controller, and the South Bridge. The North Bridge, which connects directly to the CPU, provides control of the memory and bridges the CPU to the PCI bus, which provides a path between the CPU and all other elements of the PC. The South Bridge resides on the PCI bus and creates the ISA, IDE, and the USB buses as well as other functions like Power Management.

The Company's TeXas chipset includes the SLC90E42 North Bridge and the SLC90E46 South Bridge devices. These full-featured devices are designed to industry standards and are compatible with the Intel Pentium as well as the AMD, Cyrix, and IDT CPUs. This new product family was introduced during fiscal 1999.

As the PC market continues to expand, there is a greater demand to merge the separate PC systems logic, PC I/O, and graphics controller products into a single solution to offer motherboard designers new levels of integration, space saving, and layout simplification. The Company is developing devices which combine advanced PC I/O functions with parts of the PC systems logic.

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


GEOGRAPHIC INFORMATION

All of the Company's consolidated revenues are recorded by Standard Microsystems in the United States, with the exception of revenues from customers in Japan, which are recorded by Toyo Microsystems Corporation (TMC). The Company conducts various sales and marketing operations outside of the United States through its subsidiaries in Europe and Asia, and TMC in Japan.

The Company's long-lived assets include net property and equipment, and other long-lived assets. The vast majority of the Company's net property and equipment is located in the United States. Included within other long-lived assets is an equity investment of $19,944,000 in Singapore-based Chartered Semiconductor Manufacturing Ltd.

EXPORT SALES

The information below summarizes sales to unaffiliated customers by geographic region (in thousands):

For the years ended February 28,         1999          1998          1997
---------------------------------------------------------------------------
North America                          $26,041       $40,570       $57,028
Asia and Pacific Rim                   115,146        98,128       113,369
Europe                                  14,467         9,311        10,060
Rest of World                              172           317           461
---------------------------------------------------------------------------
                                      $155,826      $148,326      $180,918
===========================================================================

MAJOR CUSTOMERS

During fiscal 1999, one customer accounted for 11.8% of the Company's revenues. In fiscal 1998, no customer accounted for more then 10% of the Company's revenues. In fiscal 1997, one customer accounted for 13.9% of the Company's revenues.

The Company sells its product into the Japanese marketplace through its majority owned subsidiary, Toyo Microsystems Corporation. Toyo Microsystems Corporation also sells local area networking products purchased from SMC Networks, Inc., of which SMSC owns 19.9%.

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

The principal methods SMSC uses to compete include introduction of new products and added features, price, performance, servicing customers and reducing manufacturing costs. While past performance can be a guide, there is no assurance that the Company can improve or maintain its historical gross profit margins.

RESEARCH AND DEVELOPMENT

During the fiscal year, which ended February 28, 1999, SMSC spent $17.4 million on research and development ("R&D") activities. This compares with $14.3 million expended during fiscal 1998 and $12.8 million expended during fiscal 1997. The increases in both periods reflect increased engineering staff as well as increases in other development costs. The Company's R&D efforts include new product design, qualification, and a continuous migration to smaller geometries and more advanced process technologies. The Company has been able to maintain and increase its gross margins through these efforts while decreasing average selling prices to meet the competition.

The Company has in the past considered, and will in the future continue to consider, the acquisition of other companies or the products and technologies of other companies. Such acquisitions carry additional risks such as a lack of integration with existing products and corporate culture, the potential for large write-offs and the diversion of management attention. There can be no assurance that the Company will be able to respond effectively to new competitive product offering and technological shifts in the future.


MANUFACTURING

While many of the Company's competitors operate their own semiconductor manufacturing plants, the Company's products are manufactured, assembled and tested by independent foundries and subcontract manufacturers. The Company's reliance upon foundries and subcontractors involves certain risks, including potential lack of manufacturing availability, reduced control over delivery schedules, the availability of advanced process technologies, changes in manufacturing yields, and potential cost fluctuations. The semiconductor industry has at times experienced shortages of manufacturing capacity which has adversely affected the Company's ability to meet the demand for its products.

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

INTELLECTUAL PROPERTY

The Company believes that intellectual property is a valuable asset that has been, and will continue to be, important to the Company's success. The Company has received numerous United States patents relating to its technologies and additional patent applications are pending. It is the Company's policy to protect these assets through reasonable means. To protect these assets, the Company relies upon nondisclosure agreements, contractual provisions, and patent and copyright laws. However, no assurance can be given that the steps taken by the Company will adequately protect its proprietary rights.

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

EMPLOYEES

As of February 28, 1999, of the Company's 538 employees, 426 were employed within the Company's continuing integrated circuits business. Of these 426 employees, 100 were engaged in engineering, including research and development, 91 in marketing and sales, 104 in executive and administrative activities and 131 in manufacturing and manufacturing support. The Company's Foundry Business Unit, now classified as a discontinued operation, had 112 employees as of February 28, 1999, most of whom were engaged in manufacturing or manufacturing support.

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

ITEM 2.  PROPERTIES.
--------------------

The Company owns five facilities, totaling approximately 249,000 square feet of plant and office space, located on approximately 28 acres in Hauppauge, New York, where research, development, product testing, warehousing, shipping, marketing, selling and administrative functions are conducted.

In addition, the Company maintains offices in leased facilities in San Jose, California; Westborough, Massachusetts; Austin and Houston, Texas; Munich, Germany; Tokyo, Japan and Taipei, Taiwan.

As of February 28, 1999, the Company owned machinery and equipment, property and leasehold improvements with an original cost of $97.6 million and accumulated depreciation and amortization of $62.9 million.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

The Company is subject to various lawsuits and claims in the ordinary course of business. While the outcome of these matters can not be determined, management believes that the ultimate resolution of these matters will not have a material effect on the Company's operations or financial position.

During fiscal 1998, the Company sold an 80.1% interest in SMC Networks, Inc., a then-newly formed subsidiary comprised of its former local area networking division, to an affiliate of Accton Technology Corporation (Accton) for approximately $40,237,000 in cash, $2,012,000 of which was placed into an escrow account.

In December 1998, Accton notified the Company and the escrow agent of Accton's intention to seek indemnification and damages from the Company in excess of $10,000,000 by reason of alleged misrepresentations and inadequate disclosures relating to the transaction and other alleged breaches of covenants and representations in the related agreements. Based upon those allegations, the escrow account has not been released. In January 1999, the Company filed an action against Accton, SMC Networks, Inc. and other parties in the Supreme Court of the State of New York, seeking the release of the escrow account to the Company on the grounds that Accton's allegations are without merit, and seeking payment of approximately $1,685,000 (which is included within other current assets on the Company's consolidated balance sheet) owed to the Company by SMC Networks, Inc. as of February 28, 1999. This action is as yet unresolved.

The Company is confident that it negotiated and fully performed the agreements with Accton in good faith. While it is not possible at this time to assess the likelihood of any liability being established, the Company considers these claims to be without merit. The Company will vigorously defend itself against these allegations and expects that the outcome will not be material to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The following were the executive officers of Standard Microsystems Corporation as of April 30, 1999, their ages as of April 30, 1999, their current titles and positions held during the last five years:

Steven J. Bilodeau (age 40) was appointed as the Company's President and Chief Executive Officer in March 1999. Prior to joining SMSC, Mr. Bilodeau held various senior management positions during his 13 years of service with Robotic Vision Systems Inc. (RVSI), most recently as President of RVSI's Semiconductor Equipment Group from 1996 through 1998, and as a member of RVSI's board of directors from 1997 through 1998.

Paul Richman (age 56) has served as the Company's Chairman of the Board since 1994. He also served as Chief Executive Officer of the Company from July 1995 to March 1999. Mr. Richman has been an officer of the Company since 1971.

Arthur Sidorsky (age 65) has served as the Company's Chief Operating Officer since 1997, and he also served as its President from October 1997 to March 1999. Previously, he served as its Executive Vice President - Component Products Division from 1994 to 1997. Mr. Sidorsky has been an officer of the Company since 1980.

George W. Houseweart (age 57) has served as the Company's Senior Vice President and General Counsel since January 1999. Previously, he served as Senior Vice President - Law and Intellectual Property from 1997 to 1999 and as Vice President - Law and Intellectual Property from 1994 to 1997. Mr. Houseweart has been an officer of the Company since 1988.

Eric M. Nowling (age 42) has served as the Company's Vice President - Finance and Chief Financial Officer since September 1997; as Vice President and Controller (and acting Chief Financial Officer) from February 1997 to September 1997; as Vice President and Controller from 1995 to 1997; and as Controller from 1994 to 1995. Mr. Nowling has been an officer of the Company since 1995.

All officers serve at the pleasure of the Company's Board of Directors.

                              PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------------------

The information captioned "Market Price" and the last two paragraphs appearing in the Company's 1999 Annual Report to Shareholders (the "1999 Annual Report") under the heading "Quarterly Financial Data" are incorporated herein by this reference. Except as specifically set forth herein and elsewhere in this Form 10-K, no information appearing in the 1999 Annual Report is incorporated by reference into this report nor is the 1999 Annual Report deemed to be filed, as part of this report or otherwise, pursuant to the Securities Exchange Act of 1934.


ITEM 6.  SELECTED FINANCIAL DATA.
-----------------------------------

The information appearing in the 1999 Annual Report under the caption "Selected Financial Data" is incorporated herein by this reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------------

The information appearing in the 1999 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by this reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company does not use derivative financial instruments for speculative or trading purposes.

INTEREST RATE RISK

As of February 28, 1999, the Company's short-term investments of $2 million consisted primarily of investments in U.S. treasury, corporate and municipal obligations with maturities of between three and twelve months. If market interest rates were to increase immediately and uniformly by 10 percent from levels at February 28, 1999, the fair value of these short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on short-term investments.


FOREIGN CURRENCY EXCHANGE RISK

The Company has international sales and expenditures and is, therefore, subject to certain foreign currency rate exposure. The Company conducts a significant amount of its business in Asia. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company's product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars. Transactions in the Japanese market made by the Company's majority owned subsidiary, Toyo Microsystems Corporation (TMC), are denominated in Japanese yen. The Company has never received a cash dividend (repatriation of cash) from TMC nor does it have plans to do so in the near future. The Company has not entered into any currency hedging activities.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

The financial statements, notes thereto, Report of Independent Public Accountants thereon and quarterly financial data appearing in the 1999 Annual Report are incorporated herein by this reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
---------------------------------------------------------------------

Not applicable.

                               PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

The information appearing in the Company's Proxy Statement related to the 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") under the caption "Election of Directors" is incorporated herein by this reference, and reference is made to the information under the heading "Executive Officers of the Registrant" in Part I hereof.


ITEM 11. EXECUTIVE COMPENSATION.
---------------------------------

The information appearing in the 1999 Proxy Statement under the caption "Executive Compensation" is incorporated herein by this reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The information appearing in the 1999 Proxy Statement under the captions "Election of Directors" and "Voting Securities of Certain Beneficial Owners and Management" is incorporated herein by this reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The information appearing in the 1999 Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by this reference.

                              Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  ------------------------------------------------------------------

(a)   1.  Financial Statements

The following consolidated financial statements of the Company and its subsidiaries have been incorporated by reference from the 1999 Annual Report pursuant to Part II, Item 8:

     Consolidated Statements of Operations for the three years ended February 28, 1999

     Consolidated Balance Sheets as of February 28, 1999 and 1998

     Consolidated Statements of Shareholders' Equity for the three years ended February 28, 1999

     Consolidated Statements of Cash Flows for the three years ended February 28, 1999

     Notes to Consolidated Financial Statements

     Report of Independent Public Accountants

      2.  Financial Statement Schedules

Schedules are omitted because of the absence of conditions requiring them or because the required information is shown on the consolidated financial statements or the notes thereto.


      3.  Exhibits

Exhibits, which are listed on the Exhibit Index, are filed as part of this report and such Exhibit Index is incorporated by reference. Exhibits 10.1 through 10.19 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.


(b)   Reports on Form 8-K

No report on Form 8-K was filed during the last quarter of the period covered by this report.

                             SIGNATURES
                            ------------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  STANDARD MICROSYSTEMS CORPORATION
                 -----------------------------------

                            (Registrant)


                  By      /s/ ERIC M. NOWLING
                         --------------------
                              Eric M. Nowling
                  Vice President  - Finance and Chief Financial
                  Officer (Principal Financial and Accounting Officer)


Date: May 27, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


      Signature and Title                                     Date
     --------------------                                    ------

      /s/ PAUL RICHMAN                                        May 27, 1999
      -----------------
      Paul Richman, Chairman of the Board
      And Director


      /s/ STEVEN J. BILODEAU                                  May 27, 1999
      -----------------------
      Steven J. Bilodeau, President and
      Chief Executive Officer
      (Principal Executive Officer)


      /s/ EVELYN BEREZIN                                      May 27, 1999
      ------------------
      Evelyn Berezin
      Director


      /s/ JAMES R. BERRETT                                    May 27, 1999
      --------------------
      James R. Berrett
      Director


      /s/ ROBERT M. BRILL                                     May 27, 1999
      -------------------
      Robert M. Brill
      Director


      /s/ PETER F. DICKS                                      May 27, 1999
      ------------------
      Peter F. Dicks
      Director


      /s/ KATHLEEN B. EARLEY                                  May 27, 1999
      ----------------------
      Kathleen B. Earley
      Director


      /s/ IVAN T. FRISCH                                      May 27, 1999
      ------------------
      Ivan T. Frisch
      Director

                         EXHIBIT INDEX

Incorporated By Reference To:     Exhibit  No.       Exhibit

Exhibit 3 (a) [3]                      3.1     Restated Certificate of
                                               Incorporation.

Exhibit 3 (b) [12]                     3.2     By-Laws, as amended.

Exhibit 1 [13]                         4.1     Rights Agreement dated January
                                               7,1998, with ChaseMellon
                                               Shareholder Services L.L.C., as
                                               Rights Agent.

Exhibit 10.1[6]                       10.1     Employment Agreement with Paul
                                               Richman, dated March 1, 1995.

Exhibit 10.2 [8]                      10.2     Amendment to Employment
                                               Agreement with Paul Richman
                                               dated July 10, 1995.

Exhibit 10.3 [15]                     10.3     Amendment Number Two to
                                               Employment Agreement with Paul
                                               Richman dated January 19,1998.

Exhibit 10.3 [12]                     10.4     Employment Agreement with Arthur
                                               Sidorsky, dated March 1, 1996.

*                                     10.5     Employment Agreement with Steven
                                               J. Bilodeau dated
                                               March 18, 1999.

Registrant's Proxy Statement dated    10.6     1989 Stock Option Plan.
June 6, 1989, Exhibit A

Registrant's Proxy Statement dated    10.7     1991 Restricted Stock Bonus
June 21, 1991, Exhibit A                       Plan.

Registrant's Proxy Statement dated    10.8     Director Stock Option Plan.
May 29, 1990, Exhibit A

Registrant's Proxy Statement dated    10.9     1994 Director Stock Option Plan.
May 31, 1995, Exhibit A

Exhibit 10 (m) [4]                    10.10    Resolutions adopted February 18,
                                               1992, amending Director Stock
                                               Option Plan, 1991 Restricted
                                               Stock Bonus Plan and  1989
                                               Stock Option Plan.

Registrant's Proxy Statement dated    10.11    Amendment adopted July 14, 1998,
June 1, 1998, Page 11.                         amending the Director Stock
                                               Option Plan.

Exhibit 10.14 [6]                     10.12    Retirement Plan for Directors.

Registrant's Proxy Statement dated    10.13    1993 Stock Option Plan for
May 25, 1993, Exhibit A                        Officers and Key Employees.

Exhibit 10(x) [5]                     10.14    Executive Retirement Plan.

Registrant's Proxy Statement dated    10.15    1994 Stock Option Plan for
May 26, 1994, Exhibit A                        Officers and Key Employees.

Exhibit 10.18 [6]                     10.16    Resolutions adopted October 31,
                                               1994, amending the Retirement
                                               Plan for Directors and the
                                               Executive Retirement Plan.

Exhibit 10.19 [6]                     10.17    Resolutions adopted January 3,
                                               1995, amending the 1994, 1993
                                               and 1989 Stock Option Plans and
                                               the 1991 Restricted Stock Plan.

[14]                                  10.18    1996 Restricted Stock Bonus
                                               Plan.

Registrant's Proxy Statement dated    10.19    1998 Stock Option Plan for
June 1, 1998, Exhibit A                        Officers and Key Employees.

Exhibit 10.2 [1]                      10.20    Patent and Trade Secrets
                                               Agreement dated March 12, 1983,
                                               with Paul Richman.

Exhibit 2 [7]                         10.21   Asset Purchase Agreement dated
                                              January 9, 1996, among Cabletron
                                              Systems, Inc., and SMC Enterprise
                                              Networks, Inc.

Exhibit 10.30 [8]                     10.22   Agreement for Purchase and Sale
                                              of Assets among SMSC, EFAR
                                              Microsystems, Inc., and the Key
                                              Officers identified therein dated
                                              February 26, 1996.

Registrant's Proxy Statement dated    10.23   1996 Stock Option Plan for
July 22, 1996, Exhibit A                      Officers and Key Employees.

Item 7, Exhibit 1 [9]                 10.24   Common Stock and Warrant Purchase
                                              Agreement, among SMSC and
                                              Intel Corporation, dated
                                              March 18, 1997.

Item 7, Exhibit 2 [9]                 10.25   Warrant to Purchase Shares of
                                              Common Stock of Standard
                                              Microsystems Corporation, among
                                              SMSC and Intel Corporation, dated
                                              March 18, 1997.

Item 7, Exhibit 3 [9]                 10.26   Investor Rights Agreement, among
                                              SMSC and Intel Corporation, dated
                                              March 18, 1997.

Exhibit 10.1 [10]                     10.27   Amended and Restated Credit
                                              Agreement, dated as of May 23,
                                              1997; Subsidiaries Security
                                              Agreement, dated as of  May 23,
                                              1997; Amended and Restated
                                              Guarantee, dated as of  May 23,
                                              1997; and Borrower Security
                                              Agreement, dated as of
                                              May 23, 1997.

Exhibit 10.1 [11]                     10.28   Stock Purchase Agreement, dated
                                              September 30, 1997, among Accton
                                              Technology Corporation, Global
                                              Business Investments (B.V.I.)
                                              Corp., Standard Microsystems
                                              Corporation, the Seller
                                              Subsidiaries, and AJJA Inc.

Exhibit 10.2 [11]                     10.29   Stockholders Agreement, dated
                                              October 7, 1997, among Standard
                                              Microsystems Corporation, Accton
                                              Technology Corporation, Global
                                              Business Investments (B.V.I.)
                                              Corp., and AJJA Inc.

Exhibit 10.3 [11]                     10.30   Transition Services Agreement,
                                              dated October 7, 1997, between
                                              AJJA Inc. and Standard
                                              Microsystems Corporation.

Exhibit 10.4 [11]                     10.31   Intellectual Property License
                                              Agreement, dated October 7, 1997,
                                              between Standard Microsystems
                                              Corporation and AJJA Inc.

*                                     13      Portions of Annual Report to
                                              Stockholders for year ended
                                              February 28, 1999, incorporated
                                              by reference.

*                                     21      Subsidiaries of the Registrant

*                                     23      Consent of Arthur Andersen LLP

*                                     27      Financial Data Schedule


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

[13] Registrant's Registration Statement on Form 8-A dated January 15, 1998.

[14] Registrant's Board of Directors resolution dated November 26, 1996, authorizing the Registrant to grant awards of up to 350,000 shares of common stock to employees, similar to those awards provided by the 1991 Restricted Stock Bonus Plan.

[15] Registrant's Annual Report on Form 10-K for fiscal year ended February 28,
     1998.