Form 10-Q
period 1999-05-31
STANDARD MICROSYSTEMS CORP
filed 1999-07-14
CIK 93384

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

               For the quarterly period ended May 31, 1999

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


             Yes    ____X____                   No   ________

    As of July 14, 1999 there were 15,621,982 shares of the registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)


                                                            May 31,    February 28,
                                                            1999          1999

Assets
Current assets:
  Cash and cash equivalents ..........................   $  68,354    $  68,071
  Short-term investments .............................       2,000        2,000
  Accounts receivable, net of allowance for doubtful
    accounts of $1,151 and $1,111, respectively ......      21,048       22,608
  Inventories ........................................      17,184       13,785
  Deferred tax benefits ..............................       7,681        8,154
  Other current assets ...............................      10,971        9,142
                                                         ---------    ---------
  Total current assets ...............................     127,238      123,760
                                                         =========    =========


Property, plant and equipment:
  Land ...............................................       3,832        3,832
  Buildings and improvements .........................      30,134       29,846
  Machinery and equipment ............................      64,669       63,890
                                                         ---------    ---------
                                                            98,635       97,568
  Less:  accumulated depreciation ....................      64,081       62,916
                                                         ---------    ---------
  Property, plant and equipment, net .................      34,554       34,652
                                                         ---------    ---------

Other assets .........................................      37,639       38,219
Net assets of discontinued operation .................       5,567        5,336
                                                         ---------    ---------
                                                         $ 204,998    $ 201,967
                                                         =========    =========


Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable ...................................   $  13,370    $   8,873
  Accrued expenses and other liabilities .............      12,654       14,453
  Current portion of obligations under capital leases.         870          852
                                                         ---------    ---------
  Total current liabilities ..........................      26,894       24,178
                                                         ---------    ---------

Obligations under capital leases .....................       2,793        3,017
Other liabilities ....................................       4,925        4,799

Minority interest in subsidiary ......................      11,540       11,539

Shareholders' equity:
  Preferred stock, $.10 par value-
    Authorized 1,000,000 shares, none outstanding ....        -            -
  Common stock, $.10 par value-
    Authorized 30,000,000 shares,
    outstanding 16,134,000 and 16,045,000
    shares, respectively .............................       1,613        1,605
  Additional paid-in capital .........................     109,138      108,665
  Retained earnings ..................................      47,629       47,454
  Treasury stock, 521,000 shares, at cost ............      (2,957)      (2,957)
  Accumulated other comprehensive income .............       3,423        3,667
                                                         ---------    ---------
 Total shareholders' equity ..........................     158,846      158,434
                                                         ---------    ---------
                                                         $ 204,998    $ 201,967
                                                         =========    =========

See Notes to Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

                                                           Three Months Ended
                                                                 May 31,
                                                             1999       1998
------------------------------------------------------------------------------

Revenues ..............................................   $ 35,430    $ 35,284
Cost of goods sold ....................................     21,791      22,268
                                                          --------    --------
Gross profit ..........................................     13,639      13,016
                                                          --------    --------
Operating expenses:
  Research and development ............................      5,690       3,665
  Selling, general and administrative .................      8,252       6,661
                                                          --------    --------
                                                            13,942      10,326
                                                          --------    --------
Income (loss) from operations .........................       (303)      2,690
                                                          --------    --------

Other income (expense):
  Interest income .....................................        646         591
  Interest expense ....................................        (77)        (62)
  Other income (expense), net .........................         (4)        (35)
                                                          --------    --------
                                                               565         494
                                                          --------    --------
Income before provision for income taxes
  and minority interest ...............................        262       3,184

Provision for income taxes ............................         86       1,170

Minority interest in net income (loss) of subsidiary ..          1          (4)
                                                          --------    --------
Income from continuing operations .....................        175       2,018
                                                          --------    --------
Loss from discontinued operation (net of income tax
  benefit of $885) ....................................        -        (1,573)
                                                          --------    --------

Net income  ...........................................   $    175    $    445
                                                          ========    ========

Basic and diluted net income per share:
  Income from continuing operations ...................   $   0.01    $   0.13
  Loss from discontinued operation ....................        -         (0.10)
                                                          --------    --------
Basic and diluted net income per share: ...............   $   0.01    $   0.03
                                                          ========    ========

Weighted average common shares outstanding :
  Basic ...............................................     15,575      15,946
  Diluted .............................................     15,601      16,034

See Notes to Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                             Three Months Ended
                                                                   May 31,
                                                                1999        1998
---------------------------------------------------------------------------------

Cash flows from operating activities:
  Cash received from customers ...........................   $ 36,956    $ 32,170
  Cash paid to suppliers and employees ...................    (31,158)    (28,256)
  Interest received ......................................        529         494
  Interest paid ..........................................        (77)        (62)
  Income taxes paid ......................................     (1,114)        (77)
                                                             --------    --------
  Net cash provided by operating activities ..............      5,136       4,269
                                                             --------    --------

Cash flows from investing activities:
  Capital expenditures ...................................     (2,110)     (1,067)
  Sales of machinery and equipment .......................        207          12
  Sales of short-term investments ........................       -          4,603
  Other ..................................................        (26)        (31)
                                                             --------    --------
  Net cash provided by (used for) investing activities ...     (1,929)      3,517
                                                             --------    --------

Cash flows from financing activities:
  Proceeds from issuance of common stock .................        216         242
  Repayments of obligations under capital leases .........       (206)       (134)
                                                             --------    --------
  Net cash provided by financing activities ..............         10         108
                                                             --------    --------

Effect of foreign exchange rate changes on cash and cash
  equivalents ............................................       (189)       (638)
                                                             --------    --------
Net cash used for discontinued operations ................     (2,745)     (3,119)
                                                             --------    --------
Net increase in cash and cash equivalents ................        283       4,137
Cash and cash equivalents at beginning of period .........     68,071      47,155
                                                             --------    --------

Cash and cash equivalents at end of period ...............   $ 68,354    $ 51,292
                                                             ========    ========

Reconciliation of income from continuing operations to net cash provided by operating activities:

Income from continuing operations ........................   $    175    $  2,018

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:

  Depreciation and amortization ..........................      2,410       3,016
  Other adjustments, net .................................        221         139

Changes in operating assets and liabilities:
  Accounts receivable ....................................      1,430      (3,207)
  Inventories ............................................     (3,441)     (1,453)
  Accounts payable and accrued expenses and
   other liabilities .....................................      5,987       4,585
  Other changes, net .....................................     (1,646)       (829)
                                                             --------    --------
Net cash provided by operating activities ................   $  5,136    $  4,269
                                                             ========    ========

See Notes to Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


 1.     Basis of Presentation

        The unaudited interim financial statements furnished reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the Company's financial position and results of operations for the three month period ended May 31, 1999. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended February 28, 1999.

        Certain items shown have been reclassified to conform with the fiscal 2000 presentation.

2.      Inventories

        Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

                                       May 31, 1999      Feb. 28, 1999
        --------------------------------------------------------------

        Raw Materials ................   $   548          $   475
        Work in Process ..............    10,223            9,310
        Finished Goods ...............     6,413            4,000
                                         -------          -------
                                         $17,184          $13,785
                                         =======          =======


3.      Net Income Per Share

        Basic net income per share is based upon the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average common shares outstanding during the period plus the dilutive effect of shares issuable through stock options and warrants. The shares used in calculating basic and diluted net income per share are reconciled as follows (in thousands):


        Three months ended May 31,                  1999        1998
        -------------------------------------------------------------

        Average shares outstanding for
         basic net income per share .............  15,575      15,946

        Dilutive effect of stock options ........      26          88
                                                   ------      ------

        Average shares outstanding for
         diluted net income per share ...........  15,601      16,034
                                                   ======      ======

4.     Comprehensive Income

       The Company's other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on a long-term equity investment. The components of the Company's comprehensive loss for the three month periods ended May 31, 1999 and 1998 were as follows (in thousands):


        Three months ended May 31,                      1999       1998
        ---------------------------------------------------------------

        Net income  ...............................   $  175     $  445
        Other comprehensive income (loss):
          Currency translation adjustment .........     (325)      (981)
          Unrealized gain (loss) on investment ....       81        (72)
                                                      ------     ------
        Total comprehensive loss                      $  (69)    $ (608)
                                                      ======     ======


5.      Subsequent Event

        In March 1999, the Company's Board of Directors approved a plan for the Company to divest its Foundry Business Unit (FBU), which had been experiencing operating losses over the past several years. This divestiture was completed on June 1, 1999, with the Company signing an Asset Purchase Agreement, and related agreements, selling the assets of its Foundry Business Unit to privately held Inertia Optical Technology Applications, Inc. (IOTA) of Newark, NJ. The combined businesses will hereafter operate as Standard MEMS,Inc. (SMI).

        The transaction was effected through IOTA's purchase of the FBU's assets from SMSC in exchange for 38% of IOTA's outstanding common stock. Standard MEMS, Inc. is accordingly majority owned by the previous shareholders of IOTA. SMSC has committed to reducing its 38% interest in SMI to 19% or less within one year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Standard Microsystems Corporation (the "Company") is a worldwide supplier of metal-oxide-semiconductor/very-large-scale-integrated (MOS/VLSI) circuits for the personal computer (PC) and related industries. The Company's integrated circuits are developed and sold for applications in PC input/output (I/O), PC connectivity, Local Area Networking (LAN), PC systems logic, and embedded networking.

The Company operates in one industry segment in which it designs, develops and markets integrated circuits for the personal computer and related industries.

REVENUES

Revenues of $35.4 million for the first quarter of fiscal 2000 remained approximately level compared to revenues of $35.3 million for the year-earlier period. During the first quarter of fiscal 2000, the Company's input/output (I/O) products continued to experience declining average selling prices, the impact of which was partially offset by an increase in units shipped. The Company's introduction of its connectivity product line also helped to offset this decline in I/O average selling prices. High-volume shipments of connectivity products began in the second quarter of fiscal 1999.

Revenues for the first quarter of fiscal 2000 were adversely impacted by lower shipments to two of the Company's larger customers. Specifically, the previously well-publicized delay in the introduction of the Camino chipset by Intel Corporation has delayed high-volume shipments of SMSC's new family of Enhanced Super I/O products designed for the chipset's Low Pin Count (LPC) bus architecture. Current expectations are that the Camino chipset will be introduced in August or September of this year.

The Company's I/O products accounted for 73.2% of the Company's total revenue for the first quarter of fiscal 2000, compared to 83.5% for the year earlier quarter.

GROSS PROFIT

The Company's gross profit percentage for the first quarter of fiscal 2000 increased to 38.5%, compared to 36.9% reported for the first quarter of fiscal 1999. This improvement can be attributed to the Company's continuing efforts to reduce product costs and the impact of new, higher margined products.

OPERATING EXPENSES

Research and development expenses increased to $5.7 million in the first quarter of fiscal 2000, compared to $3.7 million for the first quarter of fiscal 1999. This increase reflects increased spending on new product development programs, an increase in the engineering staff, increased engineering test development activity and the impact of a business acquisition executed by the Company's Japanese subsidiary during the second quarter of fiscal 1999. The Company's R&D efforts include new product design, qualification, and a continuous migration to smaller geometries and more advanced semiconductor process technologies. Through these efforts, the Company has been able to introduce new products, and maintain and increase its gross margins while decreasing average selling prices to meet competition. The Company's future product plans include expanding its product line into microprocessor chipsets, and some of the Company's expanded R&D investments reflect this strategy.

Selling, general and administrative expenses increased to $8.2 million in the first quarter of fiscal 2000, compared to $6.7 million for the year-earlier quarter. This increase is primarily associated with the elimination of certain administrative cost subsidies received by the Company related to the Company's 1997 sale of its former local area networking business.

OTHER INCOME AND EXPENSE

Other income and expense increased to $0.6 in the first quarter of fiscal 2000 from $0.5 for the year-earlier period. This increase is predominately due to higher average balances of cash and cash equivalents available for investment during the current year.

INCOME TAXES

For the three month period ended May 31, 1999 income taxes have been provided at an effective tax rate of 32.8%, compared to 36.7% in the year earlier period. The Company's reduced effective income tax rate in fiscal 2000 primarily reflects the impact of tax-exempt interest income earned on the Company's short-term investments. The Company's effective income tax rate primarily reflects statutory tax rates, income tax credits, and the impact of certain non-deductible expenses and tax exempt income.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $70.4 million at May 31, 1999, compared to $70.1 million at February 28, 1999 an increase of $0.3 million during the quarter. Working capital increased to $100.3 million as of May 31, 1999, from $99.6 million at February 28, 1999.

In June 1999, the Company completed the sale of a majority interest in its Foundry Business Unit, which had been experiencing operating losses in recent years. This business unit, classified as a discontinued operation, consumed $2.7 million of cash in its operation during the first quarter of fiscal 2000.

An increase in the Company's inventory as of May 31, 1999 to $17.2 million, compared to $13.8 million at February 28, 1999, reflects new product introductions expected to occur in the second and third quarters of fiscal 2000. Overall inventory turnover of 5.1 times per year (calculated as of May 31, 1999) is still well within the Company's expectations.

The Company has in the past acquired or invested in complementary businesses, technologies and has licensed the right to use intellectual property. The Company has also used equity investments in, prepayments to, or deposits with foundries to secure wafer-manufacturing capacity. The Company will consider similar arrangements in the future if the needs or opportunities arise.

The Company believes that existing cash, cash equivalents, and short-term investments, together with cash from operations, and existing lines of credit will be sufficient to meet its cash requirements for the foreseeable future.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Certain statements and information contained in this quarterly report constitute "forward-looking statements" within the meaning of the Federal Securities laws. These forward-looking statements involve risks and uncertainties, which may cause actual results and performance to be different from those expressed or implied in such statements.

The Company's operating results are subject to general economic conditions and a variety of risks characteristic of the semiconductor and personal computer industries, including cyclical market patterns, price erosion, product development risks, technological change, business conditions and concentrations in Asia, reliance upon foundries and subcontractors, and forecasts of product demand, any of which could cause the Company's operating results to differ materially from past results. For a further discussion of such risks, see "Risk Factors" in Part 2, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" included within the Company's Annual Report on Form 10-K filed for the fiscal year ended February 28, 1999.

The Company maintains several equity investments in non-public companies which operate in the semiconductor or personal computer industry, resulting from strategic business relationships or other investment opportunities, which were deemed beneficial to the Company. These companies are subject to many of the same risks and uncertainties faced by the Company. These investments, which are reported at cost on the Company's Consolidated Balance Sheet, are reviewed regularly for events and circumstances that may effect their current and future value. Within the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

The Company has a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and suppliers that are not Year 2000 compliant, and to develop, test and implement remediation and contingency plans to mitigate these risks. The Company's Year 2000 project is addressing risks in the areas of business application software, technical infrastructure, end-user computing, engineering and development tools, supplier and service provider compliance, manufacturing tools, facilities infrastructure and the Company's products. In addition, the Company provides its customers with information on its Year 2000 project and progress made towards Year 2000 compliance.

Several years ago, the Company installed certain Year 2000 compliant information systems, and has moved a substantial portion of its core business applications to this platform. The Company is currently installing additional new information systems and expects all internal information systems to achieve Year 2000 compliance during the middle of calendar year 1999. The Company is also assessing the impact of the Year 2000 issue on its products, and has not identified, and does not expect to identify, any material issues in that regard. Because most of the Company's information systems achieved Year 2000 compliance with the transition to a new information system several years ago, the Company has not incurred any material expenditures to specifically address Year 2000 issues. Going forward, the Company is committed to expending the resources necessary to address this issue, but at this time, does not anticipate any material expenditures for the resolution of Year 2000 issues relating to either its own information systems or its products. However, the Company could be adversely impacted by Year 2000 issues faced by significant vendors, suppliers and service organizations with which the Company conducts business. Based solely on responses received to date from these parties, the Company has no reason to believe that there will be any material adverse impact on the Company's financial condition or results of operations relating to any Year 2000 issues of such parties. However, if the responses received from these third parties are not accurate or happen to change, then there could be an unforeseen material adverse impact on the Company's financial condition and results of operations. The Company is continuing to reasonably assess the impact, if any, that third parties which may not be Year 2000 compliant may have on its operations, and expects to complete this assessment by the end of June 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended February 28, 1999.

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




                        STANDARD MICROSYSTEMS CORPORATION
                                  (Registrant)




DATE:  July 14, 1999             /S/     Eric M. Nowling
                                ---------------------------------

                                           (Signature)
                                        Eric M. Nowling
                          Vice President - Finance and Chief Financial Officer
                              (Principal Financial and Accounting Officer)