Form 10-Q
period 1999-08-31
STANDARD MICROSYSTEMS CORP
filed 1999-10-14
CIK 93384

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

               For the quarterly period ended August 31, 1999

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


             Yes    ____X____                   No   ________

    As of October 14, 1999 there were 15,680,114 shares of the registrant's common stock outstanding.

                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)


                                                          August 31,    February 28,
                                                            1999          1999

Assets
Current assets:
  Cash and cash equivalents ..........................   $  62,718    $  68,071
  Short-term investments .............................       8,000        2,000
  Accounts receivable, net of allowance for doubtful
    accounts of $1,132 and $1,111, respectively ......      19,861       22,608
  Inventories ........................................      19,681       13,785
  Deferred tax benefits ..............................       6,989        8,154
  Other current assets ...............................      10,742        9,142
                                                         ---------    ---------
  Total current assets ...............................     127,991      123,760
                                                         =========    =========


Property, plant and equipment:
  Land ...............................................       3,832        3,832
  Buildings and improvements .........................      30,651       29,846
  Machinery and equipment ............................      65,929       63,890
                                                         ---------    ---------
                                                           100,412       97,568
  Less:  accumulated depreciation ....................      66,573       62,916
                                                         ---------    ---------
  Property, plant and equipment, net .................      33,839       34,652
                                                         ---------    ---------

Other assets .........................................      43,699       38,219
Net assets of discontinued operation .................        -           5,336
                                                         ---------    ---------
                                                         $ 205,529    $ 201,967
                                                         =========    =========


Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable ...................................   $  11,672    $   8,873
  Accrued expenses and other liabilities .............      12,336       14,453
  Current portion of obligations under capital leases.         888          852
                                                         ---------    ---------
  Total current liabilities ..........................      24,896       24,178
                                                         ---------    ---------

Obligations under capital leases .....................       2,564        3,017
Other liabilities ....................................       5,091        4,799

Minority interest in subsidiary ......................      11,539       11,539

Shareholders' equity:
  Preferred stock, $.10 par value-
    Authorized 1,000,000 shares, none outstanding ....        -            -
  Common stock, $.10 par value-
    Authorized 30,000,000 shares,
    outstanding 16,160,000 and 16,045,000
    shares, respectively .............................       1,616        1,605
  Additional paid-in capital .........................     109,416      108,665
  Retained earnings ..................................      48,387       47,454
  Treasury stock, 521,000 shares, at cost ............      (2,957)      (2,957)
  Accumulated other comprehensive income .............       4,977        3,667
                                                         ---------    ---------
 Total shareholders' equity ..........................     161,439      158,434
                                                         ---------    ---------
                                                         $ 205,529    $ 201,967
                                                         =========    =========

See Notes to Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)


                                                           Three Months Ended       Six Months Ended
                                                                August 31,             August 31,
                                                          --------------------    --------------------

                                                             1999        1998        1999        1998

Revenues ..............................................   $ 38,268    $ 37,865    $ 73,697    $ 73,149
Cost of goods sold ....................................     23,430      23,918      45,221      46,186
                                                          --------    --------    --------    --------
Gross profit ..........................................     14,838      13,947      28,476      26,963
                                                          --------    --------    --------    --------
Operating expenses:
  Research and development ............................      5,871       4,280      11,561       7,946
  Selling, general and administrative .................      8,342       7,030      16,593      13,690
                                                          --------    --------    --------    --------
                                                            14,213      11,310      28,154      21,636
                                                          --------    --------    --------    --------
Income from operations ................................        625       2,637         322       5,327
                                                          --------    --------    --------    --------

Other income (expense):
  Interest income .....................................        731         600       1,377       1,191
  Interest expense ....................................        (73)        (59)       (150)       (121)
  Other expense .......................................        (46)        (43)        (49)        (78)
                                                          --------    --------    --------    --------
                                                               612         498       1,178         992
                                                          --------    --------    --------    --------
Income before provision for income taxes
  and minority interest ...............................      1,237       3,135       1,500       6,319

Provision for income taxes ............................        480       1,141         567       2,311

Minority interest in net income (loss) of subsidiary ..         (1)         22        -             18
                                                          --------    --------    --------    --------
Income from continuing operations .....................        758       1,972         933       3,990
                                                          --------    --------    --------    --------
Loss from discontinued operation, (net of income
  taxes of ($769) and ($1,653), respectively) .........       -         (1,367)       -         (2,939)
                                                          --------    --------    --------    --------
Net income ............................................   $    758    $    605    $    933    $  1,051
                                                          ========    ========    ========    ========

Basis and diluted net income per share:
  Income from continuing operations ...................   $   0.05    $   0.12    $   0.06    $   0.25
  Loss from discontinued operation ....................        -         (0.08)        -         (0.18)
                                                          --------    --------    --------    --------
Basic and diluted net income per share ................   $   0.05    $   0.04    $   0.06    $   0.07
                                                          ========    ========    ========    ========

Weighted average common shares outstanding
  Basic                                                     15,626      15,978      15,598      15,961
  Diluted                                                   15,680      16,031      15,639      16,021

See Notes to Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                           Six Months Ended
                                                                              August 31,
                                                                       ------------------------

                                                                          1999         1998
                                                                          ----         ----

Cash flows from operating activities:
  Cash received from customers .....................................   $ 76,716    $ 66,305
  Cash paid to suppliers and employees .............................    (69,840)    (65,842)
  Interest received ................................................      1,361       1,282
  Interest paid ....................................................       (150)       (121)
  Income taxes paid ................................................     (1,152)        (54)
                                                                       --------    --------
  Net cash provided by operating activities ........................      6,935       1,570
                                                                       --------    --------

Cash flows from investing activities:
  Capital expenditures .............................................     (4,025)     (2,648)
  Sales of machinery and equipment .................................        408          12
  Purchases of short-term investments ..............................     (6,000)     (3,002)
  Sales of short-term investments ..................................       -          8,606
  Other ............................................................          7        (740)
                                                                       --------    --------
  Net cash provided by (used for) investing activities .............     (9,610)      2,228
                                                                       --------    --------

Cash flows from financing activities:
  Proceeds from issuance of common stock ...........................        295         288
  Repayments of obligations under capital leases ...................       (417)       (271)
                                                                       --------    --------
  Net cash provided by (used for) financing activities .............       (122)         17
                                                                       --------    --------

Effect of foreign exchange rate changes on cash and cash equivalents        576        (544)
                                                                       --------    --------

Net cash provided by (used for) discontinued operations ............     (3,132)     10,275
                                                                       --------    --------

Net increase (decrease) in cash and cash equivalents ...............     (5,353)     13,546
Cash and cash equivalents at beginning of period ...................     68,071      47,155
                                                                       --------    --------

Cash and cash equivalents at end of period .........................   $ 62,718    $ 60,701
                                                                       ========    ========


Reconciliation of income from continuing operations to net cash provided by operating activities:

Income from continuing operations ..................................   $    933    $  3,990

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:

    Depreciation and amortization ..................................      4,902       6,085
    Other adjustments, net .........................................        471         355

Changes in operating assets and liabilities:
    Accounts receivable ............................................      2,921      (6,805)
    Inventories ....................................................     (5,735)     (6,578)
    Accounts payable and accrued expenses and other liabilities ....      4,553       4,032
    Other changes, net .............................................     (1,110)        491
                                                                       --------    --------
Net cash provided by operating activities ..........................   $  6,935    $  1,570
                                                                       ========    ========

See Notes to Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


 1.     Basis of Presentation

        The unaudited interim financial statements furnished reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the Company's financial position and results of operations for the three and six month periods ended August 31, 1999. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended February 28, 1999.

        Certain items shown have been reclassified to conform with the fiscal 2000 presentation.

2.      Inventories

        Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

                                Aug. 31, 1999      Feb. 28, 1999
        --------------------------------------------------------

        Raw Materials                $   667        $   475
        Work in Process               12,964          9,310
        Finished Goods                 6,050          4,000
                                     -------        -------
                                     $19,681        $13,785
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




                                                    Three Months Ended     Six  Months Ended
                                                        August 31,             August 31,
                                                    ------------------     -----------------

                                                       1999     1998        1999     1998
        Average shares outstanding for
          basic net income per share ..............   15,626   15,978      15,598   15,961

        Dilutive effect of stock options ..........       54       53          41       60
                                                      ------   ------      ------   ------
        Average shares outstanding for
          diluted net income per share ............   15,680   16,031      15,639   16,021
                                                      ======   ======      ======   ======


4.      Comprehensive Income

        The Company's other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on a long-term equity investment. The components of the Company's comprehensive income (loss) for the three and six month periods ended August 31, 1999 and 1998 were as follows (in thousands):


                                                     Three Months Ended     Six  Months Ended
                                                         August 31,             August 31,
                                                     ------------------    -------------------

                                                       1999      1998        1999       1998
        Net income ................................   $  758    $  605     $  933   $ 1,051
        Other comprehensive income (loss):
          Currency translation adjustment .........      268        28        962      (953)
          Unrealized gain (loss) on investment ....    1,286      (387)       348      (459)
                                                      ------    ------     ------    ------
        Total comprehensive income (loss) .........   $2,312    $  246     $2,243   $  (361)
                                                      ======    ======     ======    =======


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

Standard Microsystems Corporation operates in one industry segment in which it designs, develops and markets integrated circuits for the personal computer and related industries.

REVENUES

For the three and six month periods ended August 31,1999, revenues were $38.3 million and $73.7 million, respectively, compared to revenues of $37.9 million and $73.1 million for the corresponding year-earlier periods.

The Company has experienced significant increases in the unit volume shipments year-over-year. For the three and six month periods ended August 31, 1999 the Company shipped 12.8 million units and 23.0 million units, respectively, compared to 9.4 million units and 17.5 million units for the prior year periods. The revenue associated with this increased unit volume was partially offset by declining average selling prices, particularly for input/output (I/O) products.

GROSS PROFIT

The Company's gross profit percentage for the second quarter of fiscal 2000 increased to 38.8%, compared to 36.8% reported for the second quarter of fiscal 1999, and was 38.6% for the six month period ended August 31, 1999 compared to 36.9% for the year earlier six month period. These improvements can be attributed to the Company's continuing efforts to reduce product costs through aggressive manufacturing cost reduction programs, and the migration to new higher margined products.

OPERATING EXPENSES

Research and development expenses (R&D) increased to $5.9 million in the second quarter of fiscal 2000, compared to $4.3 million in the second quarter of fiscal 1999. For the six month period ended August 31, 1999, research and development expenses increased to $11.6 million from $7.9 million for the year earlier period.

The Company's increased R&D spending reflects new product initiatives and increased spending in new test designs and validations. In developing new test designs, the Company is committed to increasing testing efficiencies, which lowers the cost to manufacture a product. Through its R&D efforts, the Company has been able to introduce new products, and maintain or increase its gross margins despite decreasing average selling prices. The Company's future product plans include expanding its product line into microprocessor chipsets, and some of the Company's expanded R&D investments reflect this strategy.

For the three and six month periods ended August 31, 1999, selling, general and administrative expenses increased to $8.3 and $16.6 million, respectively, from $7.0 and $13.7 million for the year-earlier periods. These increases are primarily associated with the elimination of certain administrative cost subsidies received by the Company related to the Company's 1997 sale of its former local area networking business.

OTHER INCOME AND EXPENSE

Other income and expense increased to $0.6 million in the second quarter of fiscal 2000 from $0.5 million for the year-earlier period, and for the six month period ended August 31, 1999, increased to $1.2 million from $1.0 million in the year earlier period. These increases are predominately due to interest income received on higher average balances of cash and cash equivalents available for investment during the current year, and an investment portfolio mix change to taxable securities from tax-exempt securities.

INCOME TAXES

For the three and six month periods ended August 31, 1999, income tax provisions have been provided at effective tax rates of 38.8% and 37.8%, respectively, compared to tax provisions recorded at effective rates of 36.4% and 36.6% for the corresponding year-earlier periods. The Company's effective income tax rate primarily reflects statutory tax rates, income tax credits, and the impact of certain non-deductible expenses and tax-exempt income.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased to $70.7 million at August 31, 1999, compared to $70.1 million at February 28, 1999, an increase of $0.6 million. Working capital increased to $103.1 million as of August 31, 1999, from $99.6 million at February 28, 1999, an increase of $3.5 million.

The Company's principle source of liquidity was its operating activities, providing $6.9 million of cash for the six month period ended August 31, 1999. The Company used $4.0 million for capital expenditures, which were predominantly in the areas of research and development and to increase production testing capacity.

In June 1999, the Company completed the sale of a majority interest in its Foundry Business Unit, which had been experiencing operating losses in recent years. This business unit, classified as a discontinued operation, consumed $3.1 million in cash for the six month period ended August 31, 1999, representing losses of the operation prior to its sale, and related expenses.

Inventory increased to $19.7 million as of August 31, 1999 compared to $13.8 million at February 28, 1999. This increase reflects the Company's expectations for increasing shipments in the third quarter, which traditionally has been a strong quarter in the personal computer industry, as well as new product introductions expected to occur during the third and fourth quarters of fiscal 2000.

The Company's previous $10 million revolving line of credit expired in July 1999. There had been no borrowings under this credit line since October 1997. The expiration of this line of credit will save the Company approximately $70,000 in annual costs.

The Company has in the past acquired or invested in complementary businesses and technologies, and has licensed the right to use intellectual property. The Company has also used equity investments in, prepayments to, or deposits with foundries to secure wafer-manufacturing capacity. The Company will consider similar arrangements in the future if the needs or opportunities arise.

The Company believes that existing cash, cash equivalents, and short-term investments, together with cash from operations will be sufficient to meet its cash requirements for the foreseeable future.

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

In September 1999, a major earthquake caused widespread damage and business interruptions in Taiwan. A significant portion of the world's personal computer component and circuit board manufacturing, as well as personal computer assembly, occurs in Taiwan. Many of the Company's suppliers and customers are based in, or do significant business in, Taiwan. The Company is currently assessing the impact, if any, that this issue may have on its operations, but is unable to quantify such impact, if any, at this time.

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

Several years ago, the Company installed certain Year 2000 compliant information systems, and has moved a substantial portion of its core business applications to this platform. The Company has installed new information systems and considers all internal information systems to be Year 2000 compliant. The Company is also assessing the impact of the Year 2000 issue on its products, and has not identified, and does not expect to identify, any material issues in that regard. Because most of the Company's information systems achieved Year 2000 compliance with the transition to a new information system several years ago, the Company has not incurred any material expenditures to specifically address Year 2000 issues. Going forward, the Company is committed to expending the resources necessary to address this issue, but at this time, does not anticipate any material expenditures for the resolution of Year 2000 issues relating to either its own information systems or its products. However, the Company could be adversely impacted by Year 2000 issues faced by significant vendors, suppliers and service organizations with which the Company conducts business. Based solely on responses received to date from these parties, the Company has no reason to believe that there will be any material adverse impact on the Company's financial condition or results of operations relating to any Year 2000 issues of such parties. However, if the responses received from these third parties are not accurate or happen to change, then there could be an unforeseen material adverse impact on the Company's financial condition and results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended February 28, 1999. The nature and scope of market risks addressed therein have not materially changed.

                           PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at the registrant's annual meeting of shareholders which was held on July 13, 1999.

The following were elected directors, each receiving the number of votes set opposite their respective name:

                                                           Broker
                                For          Withheld     Non-Votes

        Steven J. Bilodeau   14,389,426       381,600       -0-
        Peter F. Dicks       14,384,532       386,494       -0-


The selection of Arthur Andersen LLP as the Company's auditors for the current year was ratified by the following vote:

                                                           Broker
             For             Against       Abstain        Non-Votes

         14,660,553           78,565        31,908          -0-

The 1999 Stock Option Plan was approved and adopted by the following vote:

                                                           Broker
             For             Against       Abstain        Non-Votes

         13,893,624           833,505       43,897          -0-



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




                         STANDARD MICROSYSTEMS CORPORATION
                                    (Registrant)




DATE: October 14, 1999             /S/     Eric M. Nowling
                                ---------------------------------

                                           (Signature)
                                        Eric M. Nowling
                          Vice President - Finance and Chief Financial Officer
                              (Principal Financial and Accounting Officer)