Form 10-Q
period 1999-11-30
STANDARD MICROSYSTEMS CORP
filed 2000-01-13
CIK 93384

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

               For the quarterly period ended November 30, 1999

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


             Yes    ____X____                   No   ________

    As of January 13, 2000 there were 15,581,236 shares of the registrant's common stock outstanding.

                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)


                                                        November 30,    February 28,
                                                            1999          1999

Assets
Current assets:
  Cash and cash equivalents ..........................   $  68,603    $  68,071
  Short-term investments .............................       5,998        2,000
  Accounts receivable, net of allowance for doubtful
    accounts of $1,162 and $1,111, respectively ......      19,172       22,608
  Inventories ........................................      22,215       13,785
  Deferred tax benefits ..............................       7,229        8,154
  Other current assets ...............................      10,614        9,142
                                                         ---------    ---------
  Total current assets ...............................     133,831      123,760
                                                         =========    =========


Property, plant and equipment:
  Land ...............................................       3,832        3,832
  Buildings and improvements .........................      30,879       29,846
  Machinery and equipment ............................      68,524       63,890
                                                         ---------    ---------
                                                           103,235       97,568
  Less:  accumulated depreciation ....................      68,886       62,916
                                                         ---------    ---------
  Property, plant and equipment, net .................      34,349       34,652
                                                         ---------    ---------

Other assets .........................................      63,439       38,219
Net assets of discontinued operation .................        -           5,336
                                                         ---------    ---------
                                                         $ 231,619    $ 201,967
                                                         =========    =========


Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable ...................................   $  13,612    $   8,873
  Accrued expenses and other liabilities .............      13,941       14,453
  Current portion of obligations under capital leases.         906          852
                                                         ---------    ---------
  Total current liabilities ..........................      28,459       24,178
                                                         ---------    ---------

Obligations under capital leases .....................       2,331        3,017
Other liabilities ....................................      10,033        4,799

Minority interest in subsidiary ......................      11,538       11,539

Shareholders' equity:
  Preferred stock, $.10 par value-
    Authorized 1,000,000 shares, none outstanding ....        -            -
  Common stock, $.10 par value-
    Authorized 30,000,000 shares,
    outstanding 16,227,000 and 16,045,000
    shares, respectively .............................       1,623        1,605
  Additional paid-in capital .........................     110,070      108,665
  Retained earnings ..................................      50,021       47,454
  Treasury stock, 671,000 shares, at cost ............      (4,379)      (2,957)
  Accumulated other comprehensive income .............      21,923        3,667
                                                         ---------    ---------
 Total shareholders' equity ..........................     179,258      158,434
                                                         ---------    ---------
                                                         $ 231,619    $ 201,967
                                                         =========    =========

See Notes to Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)


                                                           Three Months Ended      Nine Months Ended
                                                              November 30,           November 30,
                                                          --------------------    --------------------

                                                             1999        1998        1999        1998

Revenues ..............................................   $ 41,027    $ 42,745    $114,724    $115,894
Cost of goods sold ....................................     24,320      27,135      69,541      73,321
                                                          --------    --------    --------    --------
Gross profit ..........................................     16,707      15,610      45,183      42,573
                                                          --------    --------    --------    --------
Operating expenses:
  Research and development ............................      6,232       4,863      17,793      12,808
  Selling, general and administrative .................      8,734       8,411      25,327      22,102
                                                          --------    --------    --------    --------
                                                            14,966      13,274      43,120      34,910
                                                          --------    --------    --------    --------
Income from operations ................................      1,741       2,336       2,063       7,663
                                                          --------    --------    --------    --------

Other income (expense):
  Interest income .....................................        882         705       2,259       1,896
  Interest expense ....................................        (70)        (77)       (220)       (198)
  Other income (expense), net .........................         55         (33)          4        (111)
                                                          --------    --------    --------    --------
                                                               867         595       2,043       1,587
                                                          --------    --------    --------    --------
Income before provision for income taxes
  and minority interest ...............................      2,608       2,931       4,106       9,250

Provision for income taxes ............................        974       1,009       1,540       3,320

Minority interest in net income (loss) of subsidiary ..       -             36          (1)         53
                                                          --------    --------    --------    --------
Income from continuing operations .....................      1,634       1,886       2,567       5,877
                                                          --------    --------    --------    --------
Loss from discontinued operation, (net of income
  taxes of ($609) and ($2,262), respectively) .........       -         (1,083)       -         (4,023)
                                                          --------    --------    --------    --------
Net income ............................................   $  1,634    $    803    $  2,567    $  1,854
                                                          ========    ========    ========    ========

Basis and diluted net income per share:
  Income from continuing operations ...................   $   0.10    $   0.12    $   0.16    $   0.37
  Loss from discontinued operation ....................        -         (0.07)        -         (0.25)
                                                          --------    --------    --------    --------
Basic and diluted net income per share ................   $   0.10    $   0.05    $   0.16    $   0.12
                                                          ========    ========    ========    ========

Weighted average common shares outstanding
  Basic                                                     15,641      15,745      15,611      15,872
  Diluted                                                   15,887      15,748      15,732      15,915

See Notes to Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                          Nine Months Ended
                                                                            November 30,
                                                                       ------------------------

                                                                          1999         1998
                                                                          ----         ----

Cash flows from operating activities:
  Cash received from customers .....................................   $118,849    $112,758
  Cash paid to suppliers and employees .............................   (105,678)   (103,920)
  Interest received ................................................      2,256       1,912
  Interest paid ....................................................       (220)       (198)
  Income taxes paid ................................................       (925)       (259)
                                                                       --------    --------
  Net cash provided by operating activities ........................     14,282      10,293
                                                                       --------    --------

Cash flows from investing activities:
  Capital expenditures .............................................     (6,850)     (6,305)
  Sales of machinery and equipment .................................        661       6,263
  Purchases of short-term investments ..............................     (6,000)     (3,002)
  Sales of short-term investments ..................................      2,002       9,605
  Other ............................................................       (185)       (523)
                                                                       --------    --------
  Net cash provided by (used for) investing activities .............    (10,372)      6,038
                                                                       --------    --------

Cash flows from financing activities:
  Proceeds from issuance of common stock ...........................        716         322
  Purchases of treasury stock ......................................     (1,422)     (2,957)
  Repayments of obligations under capital leases ...................       (632)       (451)
                                                                       --------    --------
  Net cash used for financing activities ...........................     (1,338)     (3,086)
                                                                       --------    --------

Effect of foreign exchange rate changes on cash and cash equivalents        980         129
                                                                       --------    --------

Net cash provided by (used for) discontinued operations ............     (3,020)      8,923
                                                                       --------    --------

Net increase in cash and cash equivalents ..........................        532      22,297
Cash and cash equivalents at beginning of period ...................     68,071      47,155
                                                                       --------    --------

Cash and cash equivalents at end of period .........................   $ 68,603    $ 69,452
                                                                       ========    ========


Reconciliation of income from continuing operations to net cash provided by operating activities:

Income from continuing operations ..................................   $  2,567    $  5,877

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:

    Depreciation and amortization ..................................      7,286       8,558
    Other adjustments, net .........................................        608         612

Changes in operating assets and liabilities:
    Accounts receivable ............................................      3,955      (3,417)
    Inventories ....................................................     (8,203)     (3,349)
    Accounts payable and accrued expenses and other liabilities ....      7,477         665
    Other changes, net .............................................        592       1,347
                                                                       --------    --------
Net cash provided by operating activities ..........................   $ 14,282    $ 10,293
                                                                       ========    ========

Noncash investing and financing activities:
During fiscal 1999, the Company financed certain capital expenditures totaling
$1,446,000 through capital lease obligations.

See Notes to Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


 1.     Basis of Presentation

        The unaudited interim financial statements furnished reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the Company's financial position and results of operations for the three and nine month periods ended November 30, 1999. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended February 28, 1999.

        Certain items shown have been reclassified to conform with the fiscal 2000 presentation.

2.      Inventories

        Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

                                Nov. 30, 1999      Feb. 28, 1999
        --------------------------------------------------------

        Raw Materials                $   506        $   475
        Work in Process               14,340          9,310
        Finished Goods                 7,369          4,000
                                     -------        -------
                                     $22,215        $13,785
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




                                                    Three Months Ended     Nine Months Ended
                                                       November 30,           November 30,
                                                    ------------------     -----------------

                                                       1999     1998        1999     1998
        Average shares outstanding for
          basic net income per share ..............   15,641   15,745      15,611   15,872

        Dilutive effect of stock options ..........      246        3         121       43
                                                      ------   ------      ------   ------
        Average shares outstanding for
          diluted net income per share ............   15,887   15,748      15,732   15,915
                                                      ======   ======      ======   ======


4.      Comprehensive Income

        The Company's other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on long-term equity investments. The components of the Company's comprehensive income for the three and nine month periods ended November 30, 1999 and 1998 were as follows
        (in thousands):


                                                     Three Months Ended     Nine Months Ended
                                                         November 30,          November 30,
                                                     ------------------    ------------------

                                                       1999      1998        1999       1998
        Net income ................................   $ 1,634    $  803     $ 2,567   $1,854
        Other comprehensive income (loss):
          Currency translation adjustment .........       741     1,227       1,703      275
          Unrealized gain (loss) on investments ...    16,205       (12)     16,553     (470)
                                                      -------    ------     -------   ------
        Total comprehensive income ................   $18,580    $2,018     $20,823   $1,659
                                                      =======    ======     =======   ======


5.      Investments

        The Company has an equity interest in Singapore-based Chartered Semiconductor Manufacturing Ltd. (Chartered), acquired in fiscal 1996 at a cost of $19.9 million. In October 1999, shares of Chartered began trading publicly on the Singapore stock exchange, and also began trading on the NASDAQ stock exchange as American Depository Shares, or ADSs. This investment is considered available-for-sale, and therefore, in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," is reported at its estimated market value of $44.1 million within "Other assets" on the Company's November 30, 1999 Consolidated Balance Sheet. This investment was reported at cost in prior reporting periods.

        This investment is subject to a six-month "lock-up," or no trade period, through April 26, 2000, and is subject to normal open market valuation fluctuations.


6.      Common Stock Repurchase Program

        In October 1998, the Company's Board of Directors authorized the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. Under this program, the Company repurchased 150,000 shares of its common stock at a cost of $1.4 million during the third quarter of fiscal 2000. The Company currently holds repurchased shares as treasury stock. As of November 30, 1999, the Company has repurchased a total of 671,000 shares of its common stock, at a cost of $4.4 million under this program.


7.      Contingencies

        In fiscal 1998, the Company sold an 80.1% interest in SMC Networks, Inc., a then-newly formed subsidiary comprised of its former local area networking division, to an affiliate of Accton Technology Corporation (Accton) for approximately $40.2 million in cash, $2.0 million of which was placed into an escrow account as security for the Company's indemnity obligations under the related agreement.

        In December 1998, Accton notified the Company and the escrow agent of Accton's intention to seek indemnification and damages from the Company in excess of $10 million by reason of alleged misrepresentations and inadequate disclosures relating to the transaction and other alleged breaches of covenants and representations in the related agreements. Based upon those allegations, the escrow account was not released to the Company as scheduled in early January 1999. In January 1999, the Company filed an action in the Supreme Court of New York (the "Action") against Accton, SMC Networks, Inc. and other parties, seeking the release of the escrow account to the Company on the grounds that Accton's allegations are without merit, and seeking payment of approximately $1.6 million owed to the Company by SMC Networks, Inc.

        In November 1999, the Court issued an order staying the Action and directed the parties to proceed to arbitration under the arbitration provisions of the original transaction agreements. The Company has filed an appeal from the order. Moreover, because many of the claims made by Accton against the Company are non-arbitrable, the Company has filed a motion requesting that the Court stay arbitration of those claims.

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

RESULTS OF OPERATIONS

REVENUES

Revenues for the three and nine month periods ended November 30, 1999 were $41.0 million and $114.7 million, respectively, compared to revenues of $42.7 million and $115.9 million, respectively, for the corresponding year-earlier periods. The Company typically experiences its highest demand during its third fiscal quarter, consistent with the general demand cycle in the personal computer industry.

The Company has experienced significant year-over-year increases in unit shipments. For the three and nine month periods ended November 30, 1999, the Company shipped 14.0 million and 36.9 million units, respectively, compared to
11.2 million and 28.8 million units, respectively, for the corresponding prior year periods, increases of 25% and 28%, respectively. The revenue associated with this increased unit volume was offset by declining average selling prices, particularly for input/output (I/O) products, and transitions to newer products which generally have lower average selling prices.

GROSS PROFIT

The Company's gross profit percentage for the third quarter of fiscal 2000 increased to 40.7%, compared to 36.5% reported for the third quarter of fiscal 1999. The gross profit percentage for the nine-month period ended November 30, 1999 was 39.4%, compared to 36.7% for the year earlier nine-month period.

These gross profit improvements can be attributed to the Company's continuing efforts to reduce product costs through aggressive manufacturing cost reduction programs, higher yields, increasing unit volumes shipped, and the continuing migration to new, higher margined products.

OPERATING EXPENSES

Research and development expenses (R&D) increased to $6.2 million in the third quarter of fiscal 2000, compared to $4.9 million in the third quarter of fiscal 1999. For the nine month period ended November 30, 1999, research and development expenses increased to $17.8 million from $12.8 million for the year earlier period. The Company's increased R&D spending reflects new product development, particularly in value-added chipset products, as well as increased spending in new test designs and validations.

For the three and nine month periods ended November 30, 1999, selling, general and administrative expenses increased to $8.7 million and $25.3 million, respectively, from $8.4 million and $22.1 million, respectively, for the year-earlier periods. These increases are primarily associated with the elimination of certain administrative cost subsidies received by the Company related to the Company's 1997 sale of its former local area networking business.

OTHER INCOME AND EXPENSE

Other income and expense increased to $0.9 million in the third quarter of fiscal 2000, from $0.6 million for the year-earlier period, and for the nine month period ended November 30, 1999, increased to $2.0 million, from $1.6 million in the year-earlier period. These increases are predominately due to interest income received on higher average balances of cash and cash equivalents available for investment during the current year, and an investment portfolio mix change to taxable securities from tax-exempt securities.

INCOME TAXES

For the three and nine month periods ended November 30, 1999, income tax provisions have been provided at effective tax rates of 37.3% and 34.4%, respectively, compared to tax provisions recorded at effective rates of 37.5% and 35.9% for the corresponding year-earlier periods. The Company's effective income tax rate primarily reflects statutory tax rates, income tax credits, and the impact of certain non-deductible expenses and tax-exempt income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remains strong. Cash, cash equivalents and short-term investments increased to $74.6 million at November 30, 1999, compared to $70.1 million at February 28, 1999, an increase of $4.5 million. Working capital increased to $105.4 million as of November 30, 1999, from $99.6 million at February 28, 1999, an increase of $5.8 million. The Company continues to maintain low levels of long-term debt.

The Company's principle source of liquidity for the nine-month period ending November 30, 1999 was its operating activities, which provided $14.3 million of cash. Interest income accounted for $2.3 million of this operating income.

The Company reduced its accounts receivable by $4.0 million and increased its accounts payable and other accrued expenses by $8.2 million, contributing $12.2 million of cash for the current nine-month period.

Inventory increased to $22.2 million as of November 30, 1999 compared to $13.8 million at February 28, 1999. Inventory turns are approximately 4.2 times per year, as calculated at November 30, 1999. A portion of the increase in inventory has resulted from the decision to build stock on certain high-volume products in anticipation of tightening semiconductor manufacturing capacity. Indeed, several of the company's suppliers have recently reported minimal, if any, available capacity for additional demand. In addition, certain technology delays in the personal computer marketplace have resulted in delayed shipments of some of the Company's new products. In general, the Company's products are sold to leading personal computer manufacturers, who generally require short lead times and flexibility in ordering the Company's products, while the Company has manufacturing processes that require longer lead times. This leads to the risk of cyclical mismatching of forecasts to actual demand. To help minimize this risk, the Company has initiated new programs to increase forecast accuracy while continuing it's high level of service to its customers.

The Company has used $6.9 million of cash for capital expenditures in fiscal 2000, predominantly for test equipment and tools for research and development. The Company plans to purchase additional testing equipment over the next 12 months as part of its ongoing product cost reduction initiatives.

In October 1998, the Company's Board of Directors authorized the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. Under this program, SMSC repurchased 150,000 shares of its common stock at a cost of $1.4 million during the third quarter of fiscal 2000. The Company currently holds repurchased shares as treasury stock. As of November 30, 1999, the Company has repurchased a total of 671,000 shares of its common stock, at a cost of $4.4 million, under this program.

The Company has an equity interest in Singapore-based Chartered
Semiconductor Manufacturing Ltd. (Chartered), acquired in fiscal 1996 at a cost of $19.9 million. In October 1999, shares of Chartered began trading publicly on the Singapore stock exchange, and also began trading on the NASDAQ stock exchange as American Depository Shares, or ADSs. This investment is considered available-for-sale, and therefore, in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," is reported at its estimated market value of $44.1 million within "Other assets" on the Company's November 30, 1999 Consolidated Balance Sheet. This investment was reported at cost in prior reporting periods. This investment is subject to a six-month "lock-up," or no trade period, through April 26, 2000, and is subject to normal open market valuation fluctuations.

In June 1999, the Company completed the sale of a majority interest in its Foundry Business Unit, which had been experiencing operating losses in recent years. Operations of this business unit have been classified as a discontinued operation, and consumed $3.0 million in cash during the nine month period ended November 30, 1999, representing losses of the operation prior to its sale, and related expenses.

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

OTHER DEVELOPMENTS

On September 23, 1999, the Company announced that it had signed a technology exchange agreement with Intel Corporation. This agreement should enable SMSC to accelerate its development of value-added chipset solutions, which will support Intel microprocessors for personal computer (PC) and embedded applications. Under the agreement, SMSC is developing application-specific chipset devices that are completely compatible with Intel's most advanced chipset interface technologies.

On October 25, 1999, Mr. Paul Richman, Standard Microsystems Corporation's Chairman of the Board and one of the Company's founders, announced his plan to retire from the Company after 29 years of service, effective on February 11, 2000. Mr. Richman has served as an officer and director of the Company for most of its history, including Chairman of the Board since 1983, and he is considered one of the pioneers of semiconductor technology. The Company's Board of Directors has announced that Mr. Steven Bilodeau, the Company's President and Chief Executive Officer, will assume the additional responsibility of Chairman of the Board upon Mr. Richman's retirement.

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

For a further discussion of such risks, see "Risk Factors" in Part 2, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" included within the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended February 28, 1999.

The Company maintains several equity investments in non-public companies which operate in the semiconductor or personal computer industries, resulting from strategic business relationships or other investment opportunities, which were deemed beneficial to the Company. These companies are subject to many of the same risks and uncertainties faced by the Company. These investments, which are reported at cost on the Company's Consolidated Balance Sheet, are reviewed regularly for events and circumstances that may effect their current and future value, within the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

Through the first several days of 2000, the Company has not experienced any significant Year 2000 issues within its information systems infrastructure. In addition, none of the Company's vendors or service providers have reported experiencing any significant Year 2000 issues.

Based solely upon information received from vendors and service providers, the Company has no reason to believe that there will be any material adverse impact on the Company's financial condition or results of operations relating to any Year 2000 issues of such parties. However, if the information received from these third parties is not accurate or happens to change, then there could be an unforeseen material adverse impact on the Company's financial condition and results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended February 28, 1999. The nature and scope of market risks addressed therein have not materially changed.

                           PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings

In fiscal 1998, the Company sold an 80.1% interest in SMC Networks, Inc., a then-newly formed subsidiary comprised of its former local area networking division, to an affiliate of Accton Technology Corporation (Accton) for approximately $40.2 million in cash, $2.0 million of which was placed into an escrow account as security for the Company's indemnity obligations under the related agreement.

In December 1998, Accton notified the Company and the escrow agent of Accton's intention to seek indemnification and damages from the Company in excess of $10 million by reason of alleged misrepresentations and inadequate disclosures relating to the transaction and other alleged breaches of covenants and representations in the related agreements. Based upon those allegations, the escrow account was not released to the Company as scheduled in early January 1999. In January 1999, the Company filed an action in the Supreme Court of New York (the "Action") against Accton, SMC Networks, Inc. and other parties, seeking the release of the escrow account to the Company on the grounds that Accton's allegations are without merit, and seeking payment of approximately $1.6 million owed to the Company by SMC Networks, Inc.

In November 1999, the Court issued an order staying the Action and directed the parties to proceed to arbitration under the arbitration provisions of the original transaction agreements. The Company has filed an appeal from the order. Moreover, because many of the claims made by Accton against the Company are non-arbitrable, the Company has filed a motion requesting that the Court stay arbitration of those claims.

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




                         STANDARD MICROSYSTEMS CORPORATION
                                    (Registrant)




DATE: January 13, 2000             /S/     Eric M. Nowling
                                ---------------------------------

                                           (Signature)
                                        Eric M. Nowling
                          Vice President - Finance and Chief Financial Officer
                              (Principal Financial and Accounting Officer)