Form 10-K405
period 2000-02-29
STANDARD MICROSYSTEMS CORP
filed 2000-05-30
CIK 93384

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K
                                ----------------

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended February 29, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                           Commission File No. 0-7422
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

                                 (631) 435-6000
              (Registrant's telephone number, including area code)
                               -------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     As of May 24, 2000, 15,838,967 shares of the registrant's common stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $184,493,000.

                     Documents Incorporated By Reference
     The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

                           Document                                        Part
Those portions of the registrant's 2000 annual report to shareholders
(the Annual Report") which are specifically identified herein as
incorporated by reference into this Form 10-K.                               II
Those portions of the registrant's proxy statement for the registrant's
2000 Annual Meeting (the "Proxy Statement") which are specifically
identified herein as incorporated by reference into this Form 10-K.         III

                        Standard Microsystems Corporation
                                    Form 10-K
                   For the Fiscal Year Ended February 29, 2000


                                TABLE OF CONTENTS

PART I
------

Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

PART II
-------

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters
Item 6.   Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Item 8.   Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
--------

Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions

PART IV
-------

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

Items 1, 3, 7 and 7A of this Form 10-K contain forward-looking statements concerning various aspects of the Company's business, including its strategy, product development efforts, and litigation. These statements involve numerous risks and uncertainties including those discussed throughout this document.
For a further explanation and details of some of these risks please refer to "Other Factors That May Affect Future Operating Results" under Item 1.

                                PART I

ITEM 1.  BUSINESS.
------------------

GENERAL DESCRIPTION OF THE BUSINESS

Standard Microsystems Corporation (the Company, the Registrant, or SMSC) is a Delaware corporation, organized in 1971. As used herein, the terms Company, Registrant and SMSC include the Company's subsidiaries except where the context otherwise requires.

SMSC is a worldwide supplier of leading-edge MOS/VLSI integrated circuits for the personal computer industry and the broader embedded systems marketplace, specializing in areas requiring technologically demanding logic control and connectivity. The company's products provide solutions in Personal Computer Input/Output (PC I/O), Systems Logic, Connectivity, Local Area Networking and Embedded Control Systems. The Company sells its products to a worldwide customer base, which includes most of the world's leading personal computer manufacturers. The Company's I/O circuits reside on the motherboards of personal computer products made by Compaq, Dell, Fujitsu, Gateway, Hewlett-Packard, IBM, Intel, NEC, Sony, Toshiba and most other leading manufacturers.

SMSC is headquartered in Hauppauge, New York, and has operations in North America, Taiwan, Europe and Japan. The Company operates five major engineering and marketing facilities, located in California, Massachusetts, New York, Texas and Japan. These offices are staffed with highly skilled IC design and product engineers, and semiconductor marketing and sales specialists.

PRINCIPAL PRODUCTS OF THE COMPANY

The Company products can be grouped into several families - Personal Computer Input/Output Controllers, Systems Logic Chipsets, Connectivity Products, Local Area Networking Products, and Embedded Systems Products.

In recent years, the majority of the Company's revenues have been derived from supplying I/O circuits to the PC marketplace. The Company's PC I/O integrated circuits accounted for approximately 80% of total revenues in both fiscal 2000 and fiscal 1999. No other product family accounted for more than 10% of the Company's consolidated revenues during the last two fiscal years. In fiscal 2001, the Company is introducing a line of System Controller Hubs based upon its I/O technology and is pursuing broader product offerings, particularly for USB connectivity. The Company is also now in the process of developing a line of Systems Logic Chipsets.


INPUT/OUTPUT (I/O) CONTROLLERS
------------------------------

Input/Output (I/O) technology is required in every PC, and other related applications, to perform various input/output functions. Basic I/O functions historically included floppy disk control, keyboard control and BIOS, and parallel and serial port control. As PC designs expanded, the role of the I/O controller increased to include other functions like infrared support, system management and power management. However, less emphasis is now being placed on legacy peripheral interfaces and I/O devices such as those traditionally offered by SMSC and its competitors. Disparate interfaces and their wide variations in connections, signaling and protocols are being replaced by more generalized interfaces such as Universal Serial Bus (USB). This evolution is providing SMSC with an opportunity to redefine its legacy I/O peripheral controller device as a System Controller Hub (SCH), creating new opportunities to supply products complementary to those defined by new PC chipset architectures. SCH products will provide functional value, including keyboard controllers, system management microcontrollers and hardware monitoring features, as well as USB hub services and Flash memory.

SMSC has developed several families of full-featured I/O controllers, including Super I/O, Enhanced I/O, Notebook I/O and Ultra I/O devices. Super I/O devices, as well as devices in the other families, supply all basic I/O functions - serial port(s), parallel port control, and floppy disk control
(FDC), all in a single integrated circuit. Enhanced I/O products offer increased functionality in smaller packages. Notebook I/O devices are tailored to meet the needs of mobile PC applications. Ultra I/O devices, typically offered in larger packages, accommodate more functionality like keyboard control, real time clock (RTC), and Plug-and-Play technology.

The particular features of I/O parts are dictated by the PC designer's requirements and vary based on target markets as well as the need to maintain compatibility with other components of the PC design. These features may include unique configurations of general-purpose input/output pins, infrared support, game port, real time clock, hardware monitoring, and power management. The attributes of a specific part are intended to make it more specifically suitable for targeted applications like commercial or consumer PCs, PC servers, and PC motherboards for the merchant motherboard or embedded markets. The Company's I/O products are designed to allow a circuit board to accommodate any one of the devices within any specific product group. This allows customers to easily upgrade to higher-performance products as their end market changes, retaining investments in board design, firmware development, and overall testing and reliability procedures. Devices in this category are featured specifically for use in targeted application areas such as commercial PCs, consumer PCs, as well as merchant market motherboards.

SYSTEMS LOGIC CHIPSETS
----------------------

The Company has been aggressively working on developing a line of Systems Logic Chipsets, which it anticipates will begin shipping in production volumes during the latter part of fiscal 2001.

Chipsets are advanced integrated circuits used within a personal computer or similar application to control the flow of information between the microprocessor, memory modules, graphics controllers and peripheral devices.
A chipset is typically comprised of two primary devices - a memory controller (sometimes referred to as the North Bridge) and an I/O controller (sometimes referred to as the South Bridge). The North Bridge, which connects directly to a CPU, provides control of the memory, often integrates a graphics controller or graphics controller interface, and bridges the CPU to the I/O controller, or South Bridge. The South Bridge creates any required internal I/O bus such as the Industry Standard Architecture (ISA) bus or Low Pin Count (LPC) bus, the Integrated Drive Electronics (IDE) bus, and the USB bus, as well as other functions, like power management, timers and interrupt controllers.

The Company believes that its existing I/O technology portfolio, its strong relationships with major PC suppliers, and its significant intellectual property rights provide a solid foundation for its chipset development initiatives. As part of this strategy, in September 1999, the Company signed a technology exchange agreement with Intel Corporation (Intel), the world's leading supplier of chipsets, intended to accelerate the Company's development of value-added chipset solutions that support Intel microprocessors in personal computer and embedded applications. As part of this agreement, the Company gains access to Intel's complete line of current and future memory controllers and Firmware Hub devices. The Company's chipset products will include complete solutions comprised of Intel's leading performance memory controllers and SMSC's own value-added I/O controllers, and in some applications, Super I/O devices and Intel Firmware Hub devices.

The Company's SLC90E66 South Bridge device is designed for use with Pentium II and Pentium III-class processors. It is a multi-featured device, providing a PCI to ISA bridge, Ultra ATA/66 PCI-IDE functions, an Open Host Controller Interface (OHCI) USB host controller function, a real time clock, and enhanced power management capabilities in compliance with the Advanced Configuration and Power Interface (ACPI) specification. It is also pin-to-pin and register compatible with the Intel PIIX4 and PIIX4E South Bridge Devices.

The Victory BX-66 Chipset consists of SMSC's SLC90E66 South Bridge, as described above, and Intel's FW82443BX (440BX) North Bridge. The 440BX North Bridge supports Symmetric Multiprocessing and 2x Advanced Graphics Port (AGP), has a 100 MHz front-side bus, and offers up to 1 gigabyte of memory.

CONNECTIVITY PRODUCTS
---------------------

Connectivity products rely on communications standards utilizing Universal Serial Bus (USB) to provide enhanced communications features for PC and PC peripheral device applications. These standards allow a PC's capabilities to be expanded via an external port, eliminating the need for users or integrators to open the system chassis.

The Company's first connectivity product, the USB97C100, introduced in fiscal 1999, expanded the functionality of USB through the use of microcontroller-based technology. Follow-on products have enhanced the functionality of the USB97C100 to include such features as a USB hub function and a USB Ethernet function utilizing technology originally developed and delivered in the Company's 10BASE-T LAN products.

LOCAL AREA NETWORKING (LAN) PRODUCTS
------------------------------------

Local Area Networking devices enable personal computers and peripheral devices to be connected to networks and permit communications among LAN users. Connection to a LAN permits a user to send messages to and receive messages from other LAN users and share common resources such as printers, disk drives, files and programs. The Company's LAN products can provide customers with complete Ethernet connections, from the isolation magnetics to the host bus.

SMSC offers a variety of highly-integrated single-chip Ethernet devices which provide an architectural basis for a large variety of follow-on products. Complete sets of software drivers for Microsoft and other important network operating systems are available for all SMSC Ethernet controllers.

The LAN9000 family of devices provide 10 Megabits per second (Mbps) Ethernet communication and offer such features as PCMCIA compatibility, Magic Packet and Full Duplex capabilities, and support for multifunction (LAN and Modem) applications for portable networking solutions. (PCMCIA, short for Personal Computer Memory Card International Association, is the organization which has established the standards for small, credit card-sized devices typically used in portable computers.)

The Company's FEAST(TM) family includes 10/100 Mbps Fast Ethernet devices for non-PCI bus architectures. These devices support 10BASE-T and coaxial 10 Mbps Ethernet networks as well as the 100 Mbps 100BASE-TX and 100BASE-T4 protocols, and use the Media Independent Interface (MII), taking advantage of Fast Ethernet's improved speed and performance.

SMSC also provides 10/100 Mbps physical layer solutions on a single chip. The LAN83C180 device integrates a 10/100 Ethernet Transceiver with a full MII Interface. The LAN83C183 device is a 10/100 Fast Ethernet transceiver operating at 3.3 volts. These circuits include features like Auto Negotiate, Half and Full Duplex, transceiver filters, and low power mode, and are specifically matched to SMSC Ethernet controllers.

EMBEDDED NETWORKING DEVICES
---------------------------

The Company offers a complete line of ARCNET-based Embedded Networking Devices that provide solutions in industrial and embedded machine-to-machine communication applications. They are used in such diverse applications as passenger elevator systems, locomotives, ATM machines, HVAC control systems, factory automation, point-of-sale systems and a wide variety of other applications where reliability of communications between machines is of paramount importance. While Ethernet has become the dominant LAN protocol in office networking, the ARCNET protocol offers many characteristics which make it ideal for industrial and embedded networking environments, including its high reliability and fault tolerance, and its adaptability to a wide variety of cabling media and configurations.

COMPETITION

The principal methods SMSC uses to compete include the introduction of innovative new products, added features, price, performance, servicing customers, availability of product and reducing manufacturing costs.

SERVICE AND SUPPORT

The Company strives to make the design-in of its products as easy as possible for its customers. To facilitate this, SMSC offers a wide variety of support tools, including evaluation boards, sample BIOS, diagnostics programs, sample schematics and PCB layout files, driver programs, data sheets, industry standard specifications and other documentation. These tools are readily available from the Company's sales offices and sales representatives. SMSC's home page on the world wide web (http://www.smsc.com) provides customers with immediate access to its latest product information. In addition, SMSC maintains an electronic bulletin board so that registered customers can download software updates as needed.

In addition to these tools, SMSC serves its customers with a worldwide network of Field Application Engineers. These engineers provide the latest information on SMSC's products and are available to answer customer questions and resolve technical issues. The Field Application Engineers are backed up by Factory Application Engineers, who work with both the customer's and SMSC's factory design and product engineers to develop the requisite support tools, as well as facilitate the smooth introduction of new products.

RESEARCH AND DEVELOPMENT

The Company believes that the continued investment in research and development (R&D) is critical to maintaining and improving its competitive position. The industry in which it competes is noted for rapid technological and product changes and its intense price competition.

SMSC's research and development activities are primarily directed towards the design of new integrated circuits, the development of new software design tools and blocks of logic, as well as ongoing cost reductions and performance improvements in existing products.

During the fiscal year ended February 29, 2000, the Company spent $24.4 million on R&D activities. This compares with $17.4 million and $14.3 million during fiscal 1999 and fiscal 1998, respectively. The increases in both periods reflect increased engineering staff, increases in R&D testing and validation spending and equipment as well as other development costs. The Company's R&D efforts in fiscal 2000 included significant investments in chipset development programs.

MANUFACTURING

The Company does not directly manufacture its silicon wafers. SMSC's wafers are produced using various semiconductor foundry wafer fabrication service providers. This strategy allows the Company to focus its resources on product design and development, marketing and quality assurance. It also reduces fixed costs and capital requirements, and allows the Company access to advanced manufacturing capabilities. The Company's primary wafer suppliers are Chartered Semiconductor Manufacturing, Ltd. in Singapore, Taiwan Semiconductor Manufacturing Company, Ltd. (TSMC) in Taiwan, and Lucent Technologies, Inc. in Madrid, Spain. The Company may negotiate additional foundry contracts and establish other sources of wafer supply for its products as such arrangements become economically useful or technically necessary.

Processed silicon wafers are shipped to various assembly suppliers, most of which are located in the Pacific Rim region, where good die are separated into individual chips that are then encapsulated into plastic packages. As is the case with the Company's wafer supply requirements, the Company employs a number of independent suppliers for assembly purposes. This enables the Company to take advantage of the subcontractor's high volume manufacturing, related cost savings, speed and supply flexibility. It also provides the Company with timely access to cost-effective advanced process and package technologies.
The Company purchases most of its assembly services from Advanced Semiconductor Engineering, ST Assembly Test Services, Ltd., Siliconware Precision Industries Co., Ltd., and Amkor Technology, Inc.

Following assembly, each of the packaged units receives final testing, marking and inspection prior to shipment to customers. A significant portion of SMSC's final testing requirements are performed at the Company's own state-of-the-art testing operation in Hauppauge, New York. Final testing services of independent test suppliers are also utilized as necessary, most of which occurs in the Pacific Rim region.

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

The Company has patent cross-licensing agreements with more than thirty companies, including such semiconductor manufacturers as IBM, Intel, NEC and Texas Instruments. Almost all of these cross-licensing agreements give SMSC the right to use, royalty-free, the patented intellectual property of the other companies. In situations where SMSC needs to acquire strategic intellectual property not covered by cross-licenses, the Company enters into purchase agreements with the companies that own the required intellectual property.

SALES AND DISTRIBUTION

The Company maintains a worldwide selling organization that includes a direct sales force, independent manufacturers' representatives, and electronic component distributors (distributors).

During fiscal 2000, the Company reorganized its sales and marketing resources to support two separate product families, Embedded Products and Personal Computer (PC) Products, to better focus on the growth opportunities in each business.

The markets for Embedded Products are characterized by smaller orders, longer design cycles, higher margins and longer product life cycles, and are sold to a wide customer base, primarily through distributors. Approximately 20% of the Company's fiscal 2000 revenues were provided by sales of Embedded Products.

PC Products are marketed primarily to companies who design and manufacture PC motherboards and PC systems. Most of these companies are large PC suppliers, including Compaq, Dell, Gateway, Hewlett-Packard, IBM and Intel, or their subcontractors. PC Products are also sold through distributors, providing access to a broad base of smaller PC motherboard suppliers. PC Products are characterized by rapidly changing technologies, short product design cycles, intense price competition and short product life cycles.

The Company sells its products into the Japanese marketplace through its majority-owned subsidiary, Toyo Microsystems Corporation.

In accordance with industry practices, distributors have certain rights of return and price protection privileges on unsold product until the distributor sells the product. Distributor contracts may be terminated by written notice by either party. The contracts specify the terms for the return of inventories. Returns of product pursuant to termination of these agreements have not been material.

The Company generates a significant portion of its revenues from international sales. While demand for the Company's products is primarily driven by the worldwide demand for personal computers, peripheral devices, and embedded applications, Asia and the Pacific Rim is currently the most significant international market for the Company's products, primarily reflecting the high concentration of the world's personal computer and personal computer motherboard manufacturing activity in this region.

The table below summarizes sales by geographic region for fiscal 2000 (dollars in thousands):

For the year ended February 29, 2000               Amount       Percent
-------------------------------------------------------------------------

Asia and Pacific Rim .......................     $ 99,013         64.6 %
North America ..............................       33,371         21.8 %
Europe .....................................       20,383         13.3 %
Rest of World ..............................          480          0.3 %
-------------------------------------------------------------------------
                                                 $153,247        100.0 %
=========================================================================



BACKLOG AND CUSTOMERS

The Company's business, and to a large extent much of the semiconductor industry, is characterized by short-term order and shipment schedules, rather than volume purchase contracts. The Company schedules production based upon a forecast of demand for its products. Sales are made primarily pursuant to purchase orders generally requiring delivery within one month, and at times, several months. Typical of industry practice, the Company's backlog may be canceled or rescheduled by the customer on short notice without significant penalty. As a result, the Company's backlog may not be indicative of actual sales and therefore should not be used as a measure of future revenue.

During fiscal 2000 one customer accounted for 14.5% of the Company's revenue and in fiscal 1999 one customer accounted for 11.8% of the Company's revenues. In fiscal 1998, no customer accounted for more then 10% of the Company's revenues.

EMPLOYEES

At February 29, 2000, the Company employed 419 individuals, including 82 in sales, marketing and customer support, 123 in manufacturing and manufacturing support, 129 in research and product development and 85 in administrative activities.

The Company's future success depends in large part on the continued service of key technical and management personnel and on its ability to continue to attract and retain qualified employees, particularly those highly skilled design, product and test engineers involved in manufacturing existing products and the development of new products. The competition for such personnel is intense.

The Company has never had a work stoppage. No employees are represented by a labor organization and the Company considers its employee relations to be good.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Before deciding to invest in the Company, or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in the Company's other reports filed with the SEC, including our reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also affect the Company's operations. If any of these risks actually occur, our financial condition or results of operations may be adversely affected.

The Semiconductor Industry - The Company competes in the semiconductor industry, which has historically been characterized by intense competition, rapid technological change, cyclical market patterns, price erosion and periods of mismatched supply and demand. The semiconductor industry has experienced significant economic downturns at various times in the past, characterized by diminished product demand and accelerated erosion of selling prices. In addition, many of the Company's competitors in the semiconductor industry are larger and have significantly greater financial and other resources than the Company.

The Personal Computer Industry - Sales of many of the Company's products depend largely on sales of personal computers and peripheral devices. Reductions in the rate of growth of the PC market could adversely affect the Company's operating results. In addition, as a component supplier to PC manufacturers, the Company often experiences greater demand fluctuation than its customers themselves experience. Also, some of the Company's products are used in PCs for the consumer market, which, in recent years, has tended to be more volatile than other segments of the PC marketplace.

Product Development and Technological Change - The Company's prospects are highly dependent upon the successful development and timely introduction of new products at competitive prices and performance levels, with acceptable margins. The success of new products depends on various factors, including timely completion of product development programs, market acceptance of the Company's and its customers' new products, securing sufficient foundry capacity for volume manufacturing of wafers, achieving acceptable wafer fabrication yields by the Company's independent foundries and the Company's ability to offer new products at competitive prices. In order to succeed in having the Company's products incorporated into new products being designed by its customers, the Company must anticipate market trends and meet performance, quality and functionality requirements of such customers and must successfully develop and manufacture products that adhere to these requirements. In addition, the Company must meet the timing and price requirements of its customers and must make such products available in sufficient quantities. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others.

The Company's future growth will depend, among other things, upon its ability to continue to expand its product line. The Company's future product plans include introducing a line of chipsets, offering products for applications that are presently served by other suppliers. Some of these suppliers have well-established market positions and products that have already been proven to be technologically and economically competitive. There can be no assurance that the Company will be successful in displacing these suppliers in the targeted applications. Moreover, functionality currently performed by the Company's standalone input/output integrated circuits is increasingly being integrated into chipsets. This may displace many of the Company's existing products in the applications that they presently serve.

Price Erosion - The semiconductor industry is characterized by intense competition. Historically, average selling prices in the semiconductor industry generally, and for the Company's products in particular, have declined significantly over the life of each product. While the Company expects to reduce the average selling prices of its products over time as it achieves manufacturing cost reductions, competitive pressures may require the reduction of selling prices more quickly than such cost reductions can be achieved. If not offset by reductions in manufacturing costs or by a shift in the mix of products sold toward higher-margin products, declines in the average selling prices could reduce gross margins.

Reliance Upon Subcontract Manufacturing - The vast majority of the Company's products are manufactured and assembled by independent foundries and subcontract manufacturers. This reliance upon foundries and subcontractors involves certain risks, including potential lack of manufacturing availability, reduced control over delivery schedules, the availability of advanced process technologies, changes in manufacturing yields and potential cost fluctuations.

Forecasts of Product Demand - The Company generally must order inventory to be built by its foundries and subcontract manufacturers well in advance of product shipments. Production is often based upon either internal or customer-supplied forecasts of demand, which can be highly unpredictable and subject to substantial fluctuations. Because of the volatility in the Company's markets, there is risk that the Company may forecast incorrectly and produce excess or insufficient inventories. This inventory risk is increased by the trend for customers to place orders with shorter lead times.

Strategic Relationships with Customers - The Company's future success depends in significant part on strategic relationships with certain of its customers. If these relationships are not maintained, or if these customers develop their own solutions or adopt a competitor's solutions, the Company's operating results could be adversely affected.

In the past, the Company has relied on its strategic relationships with certain customers who are technology leaders in its target markets. The Company intends to pursue and continue to form these strategic relationships in the future. These relationships often require the Company to develop new products that typically involve significant technological challenges. The customers frequently place considerable pressure on the Company to meet their tight development schedules. Accordingly, the Company may have to devote a substantial portion of its resources to these strategic relationships, which could detract from or delay completion of other important development projects.

Shipments to Distributors - A significant portion of the Company's fiscal 2000 revenues were made through distributors, the largest of which are located in the Far East. The Company's distributors generally offer products of several different suppliers, including products that may be competitive with the Company's products. Accordingly, there is risk that these distributors may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company's products. In addition, the Company's agreements with its distributors are generally terminable at the distributor's option. No assurance can be given that future sales by distributors will continue at current levels or that the Company will be able to retain its current distributors on acceptable terms. A reduction in sales efforts by one or more of the Company's current distributors or a termination of any distributor's relationship with the Company could have an adverse effect on the Company's operating results.

Business Concentration in Asia - A significant number of the Company's foundries and subcontractors are located in Asia. Many of the Company's customers also manufacture in Asia or subcontract their manufacturing to Asian companies. This concentration of manufacturing and selling activity in Asia poses risks that could affect the supply and cost of the Company's products, including currency exchange rate fluctuations, economic and trade policies and the political environment within Asian communities. The Pacific Rim region is also subject to the risk of earthquakes, and in September 1999, a major earthquake caused widespread damage and business interruptions in Taiwan. A significant portion of the world's personal computer component and circuit board manufacturing, as well as personal computer assembly, occurs in Taiwan, and many of the Company's suppliers and customers are based in, or do significant business in, Taiwan. While the September 1999 earthquake did not materially adversely affect the Company's business, future earthquakes or other natural disasters in this region could adversely effect the Company's operating results.

Protection of Intellectual Property - The Company has historically devoted significant resources to research and development activities and believes that the intellectual property derived from such research and development is a valuable asset that has been, and will continue to be, important to the Company's success. The Company relies upon nondisclosure agreements, contractual provisions and patent and copyright laws to protect its proprietary rights. No assurance can be given that the steps taken by the Company will adequately protect its proprietary rights. During its history, the Company has executed patent cross-licensing agreements with many of the world's largest semiconductor suppliers, under which the Company receives and conveys various intellectual property rights. Many of these agreements are still effective. The Company could be adversely effected should circumstances arise which cause certain of these agreements to terminate prematurely.

Customer Concentration - A limited number of customers account for a significant portion of the Company's revenues. The Company's revenues from any one customer can fluctuate from period to period depending upon market demand for that customer's products, the customer's inventory management of the Company's products and the overall financial condition of the customer.

Dependence on Key Personnel - The success of the Company is dependent in large part on the continued service of its key management, engineering, marketing, sales and support employees. Competition for qualified personnel is intense in the semiconductor industry, and the loss of current key employees, or the inability of the Company to attract other qualified personnel, could hinder the Company's product development and ability to manufacture, market and sell its products.

Investments in Other Companies - The Company maintains several equity investments in both publicly and privately held companies which operate in the semiconductor or personal computer industries, resulting from strategic business relationships or other investment opportunities which were deemed beneficial to the Company. These companies are subject to many of the same risks and uncertainties faced by the Company. Investments in publicly held companies are reported at market value on the accompanying Consolidated Balance Sheets and are subject to normal open market valuation risk. Investments in privately held companies are reported at cost, and are reviewed regularly for events and circumstances that may affect their current and future value.

Volatility of Stock Price - The market price of the Company's common stock can fluctuate significantly on the basis of such factors as the Company's or its competitors' announcements of new products, quarterly fluctuations in the Company's financial results or in the financial results of other semiconductor companies, changes in the expectations of market analysts or investors, or general conditions in the semiconductor industry or in the financial markets. In addition, stock markets in general have recently experienced extreme price and volume volatility. This volatility has often had a significant impact on the stock prices of high technology companies, at times for reasons that appear unrelated.

Environmental Regulation - Environmental regulations and standards are established worldwide to control, discharges, emissions, and solid wastes from manufacturing processes. Within the United States, federal, state and local agencies establish these regulations. Outside of the United States individual countries and local governments establish their own individual standards. The Company believes that its activities conform to present environmental regulations and the effects of this compliance has not had a material effect on the Company's capital expenditures, operating results, or competitive position.

While to date the Company has not experienced any material adverse impact from environmental issues, no assurances can be given as to the impact of future environmental compliance requirements. Should environmental regulations be amended or an unforeseen circumstance occur, it could subject the Company to fines, require the Company to acquire expensive remediation equipment or to incur other expenses to comply with environmental regulations.

-------------------------------------------------------------------------------
SMSC is a trademark and Standard Microsystems is a registered trademark of Standard Microsystems Corporation. Product names and company names are the trademarks of their respective holders.

ITEM 2.   PROPERTIES.
-------   -----------

The Company owns five facilities, totaling approximately 249,000 square feet of plant and office space, located on approximately 28 acres in Hauppauge, New York, where research, development, product testing, warehousing, shipping, marketing, selling and administrative functions are conducted.

In addition, the Company maintains offices in leased facilities in San Jose, California; Westborough, Massachusetts; Austin, Texas; Munich, Germany; Tokyo, Japan and Taipei, Taiwan.

As of February 29, 2000, the Company owned machinery and equipment, property and leasehold improvements with an original cost of $103.7 million and accumulated depreciation and amortization of $69.6 million.

The Company leases two of its buildings and related improvements to outside parties under noncancelable operating leases, including one such lease executed in March 2000. The leases are scheduled to expire in May 2004 and May 2010, respectively.


ITEM 3.   LEGAL PROCEEDINGS.
-------   ------------------

The Company is subject to various lawsuits and claims in the ordinary course of business. While the outcome of these matters cannot be determined, management believes that the ultimate resolution of these matters will not have a material effect on the Company's operations or financial position.

In fiscal 1998, the Company sold an 80.1% interest in SMC Networks, Inc., a then-newly formed subsidiary comprised of its former local area networking division, to an affiliate of Taiwan-based Accton Technology Corporation (Accton) for approximately $40.2 million cash, $2.0 million of which was placed into an escrow account.

In December 1998, Accton notified the Company and the escrow agent of Accton's intention to seek indemnification and damages from the Company in excess of $10 million by reason of alleged misrepresentations and inadequate disclosures relating to the transaction and other alleged breaches of covenants and representations in the related agreements. Based upon those allegations, the escrow account was not released to the Company as scheduled in January 1999.
In January 1999, the Company filed an action in the Supreme Court of New York (the Action) against Accton, SMC Networks, Inc. and other parties, seeking the release of the escrow account to the Company on the grounds that Accton's allegations are without merit, and seeking payment of approximately $1.6 million owed to the Company by SMC Networks, Inc. In November 1999, the Court issued an order staying the Action and directed the parties to arbitration under the arbitration provisions of the original transaction agreements. The Company has filed an appeal from the order. Moreover, because many of the claims made by Accton against the Company are non-arbitrable, the Company has filed a motion requesting that the Court stay arbitration of those claims.

The Company is confident that it negotiated and fully performed its obligations under the Agreements with Accton in good faith. While it is not possible at this time to assess the likelihood of any liability being established, the Company considers these claims to be without merit. The Company will vigorously defend itself against these allegations and expects that the outcome will not be material to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The following were the executive officers of Standard Microsystems Corporation as of April 30, 2000, their ages as of April 30, 2000, their current titles and positions held during at least the last five years:

Steven J. Bilodeau (age 41) was appointed as the Company's President and Chief Executive Officer in March 1999, and also assumed responsibility as Chairman of the Board in February 2000. Prior to joining SMSC in 1999, Mr. Bilodeau held various senior management positions during his 13 years of service with Robotic Vision Systems Inc. (RVSI), most recently as President of RVSI's Semiconductor Equipment Group from 1996 through 1998, and as a member of RVSI's board of directors from 1997 through 1998.

George W. Houseweart (age 58) has served as the Company's Senior Vice President and General Counsel since January 1999. Previously, he served as Senior Vice President - Law and Intellectual Property from 1997 to 1999 and as Vice President - Law and Intellectual Property from 1994 to 1997. Mr. Houseweart has been an officer of the Company since 1988.

Andrew M. Caggia (age 51) was appointed as the Company's Senior Vice President and Chief Financial Officer in February 2000. He previously served as Senior Vice President and Chief Financial Officer of General Semiconductor, Inc., from July 1997 through February 2000. Prior to that he served as Senior Vice President of Finance at General Instrument Corporation's Power Semiconductor Division since September 1990.

Eric M. Nowling (age 43) has served as the Company's Vice President, Controller and Chief Accounting Officer since February 2000. Prior to that, he served as the Company's Vice President - Finance and Chief Financial Officer from September 1997 through February 2000; as Vice President and Controller (and acting Chief Financial Officer) from February 1997 to September 1997; and as Vice President and Controller from 1995 to 1997. Mr. Nowling has been an officer of the Company since 1995.

                               PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.
-------   --------------------------------------------------------------

The information captioned "Market Price" and the last two paragraphs appearing in the Company's 2000 Annual Report to Shareholders (the "2000 Annual Report") under the heading "Quarterly Financial Data" are incorporated herein by this reference. Except as specifically set forth herein and elsewhere in this Form 10-K, no information appearing in the 2000 Annual Report is incorporated by reference into this report nor is the 2000 Annual Report deemed to be filed, as part of this report or otherwise, pursuant to the Securities Exchange Act of 1934.


ITEM 6.   SELECTED FINANCIAL DATA.
-------   ------------------------

The information appearing in the 2000 Annual Report under the caption "Selected Financial Data" is incorporated herein by this reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------   ------------------------------------------------------------

The information appearing in the 2000 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by this reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------  -----------------------------------------------------------

The information appearing in the 2000 Annual Report under the caption "Financial Market Risks" is incorporated herein by this reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------   --------------------------------------------

The financial statements, notes thereto, Report of Independent Public Accountants thereon and quarterly financial data appearing in the 2000 Annual Report are incorporated herein by this reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-------   ------------------------------------------------------------

Not applicable.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ----------------------------------------------------

The information appearing in the Company's Proxy Statement related to the 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") under the caption "Election of Directors" is incorporated herein by this reference, and reference is made to the information appearing under the heading "Executive Officers of the Registrant" in Part I hereof.


ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

The information appearing in the 2000 Proxy Statement under the caption "Executive Compensation" is incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

The information appearing in the 2000 Proxy Statement under the captions "Election of Directors" and "Voting Securities of Certain Beneficial Owners and Management" is incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

The information appearing in the 2000 Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by this reference.

                              Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------

(a)   1.  Financial Statements

The following consolidated financial statements of the Company and its subsidiaries have been incorporated by reference from the 2000 Annual Report pursuant to Part II, Item 8:

     Consolidated Statements of Operations for the three years ended February 29, 2000

     Consolidated Balance Sheets as of February 29, 2000 and February 28, 1999

     Consolidated Statements of Shareholders' Equity for the three years ended February 29, 2000

     Consolidated Statements of Cash Flows for the three years ended February 29, 2000

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


                      STANDARD MICROSYSTEMS CORPORATION
                     -----------------------------------

                               (Registrant)


                       By   /s/ ANDREW M. CAGGIA
                            --------------------
                                Andrew M. Caggia

                  Senior Vice President and Chief Financial Officer
                         (Principal Financial Officer)


Date:  May 26, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


      Signature and Title                                     Date
      -------------------                                     ----

      /s/ STEVEN J. BILODEAU                                  May 26, 2000
      ----------------------
      Steven J. Bilodeau,
      Chairman of the Board,
      President and Chief Executive Officer
      (Principal Executive Officer)


      /s/ ERIC M. NOWLING                                     May 26, 2000
      -------------------
      Eric M. Nowling,
      Vice President - Controller and
      Chief Accounting Officer
      (Principal Accounting Officer)


      /s/ ROBERT M. BRILL                                     May 26, 2000
      -------------------
      Robert M. Brill
      Director


      /s/ PETER F. DICKS                                      May 26, 2000
      ------------------
      Peter F. Dicks
      Director


      /s/ KATHLEEN B. EARLEY                                  May 26, 2000
      ----------------------
      Kathleen B. Earley
      Director


      /s/ IVAN T. FRISCH                                      May 26, 2000
      ------------------
      Ivan T. Frisch
      Director

                         EXHIBIT INDEX

Incorporated By Reference To:     Exhibit  No.       Exhibit

Exhibit 3 (a) [2]                      3.1     Restated Certificate of
                                               Incorporation.

Exhibit 3 (b) [10]                     3.2     By-Laws, as amended.

Exhibit 1 [11]                         4.1     Rights Agreement dated January
                                               7,1998, with ChaseMellon
                                               Shareholder Services L.L.C., as
                                               Rights Agent.

Exhibit 10.1[5]                       10.1     Employment Agreement with Paul
                                               Richman, dated March 1, 1995.

Exhibit 10.2 [6]                      10.2     Amendment to Employment
                                               Agreement with Paul Richman
                                               dated July 10, 1995.

Exhibit 10.3 [13]                     10.3     Amendment Number Two to
                                               Employment Agreement with Paul
                                               Richman dated January 19,1998.

Exhibit 10.5 [14]                     10.4     Employment Agreement with Steven
                                               J. Bilodeau dated March 18,
                                               1999.

*                                     10.5     Employment Agreement with Andrew
                                               M. Caggia dated January 7, 2000.

Registrant's Proxy Statement dated    10.6     1991 Restricted Stock Bonus
June 21, 1991, Exhibit A                       Plan.

Registrant's Proxy Statement dated    10.7     Director Stock Option Plan.
May 29, 1990, Exhibit A

Registrant's Proxy Statement dated    10.8     1994 Director Stock Option Plan.
May 31, 1995, Exhibit A

Exhibit 10 (m) [3]                    10.9     Resolutions adopted February 18,
                                               1992, amending Director Stock
                                               Option Plan, 1991 Restricted
                                               Stock Bonus Plan and 1989
                                               Stock Option Plan.

Registrant's Proxy Statement dated    10.10    Amendment adopted July 14, 1998,
June 1, 1998, Page 11.                         amending the Director Stock
                                               Option Plan.

Exhibit 10.14 [5]                     10.11    Retirement Plan for Directors.

Registrant's Proxy Statement dated    10.12    1993 Stock Option Plan for
May 25, 1993, Exhibit A                        Officers and Key Employees.

Exhibit 10(x) [4]                     10.13    Executive Retirement Plan.

Registrant's Proxy Statement dated    10.14    1994 Stock Option Plan for
May 26, 1994, Exhibit A                        Officers and Key Employees.

Exhibit 10.18 [5]                     10.15    Resolutions adopted October 31,
                                               1994, amending the Retirement
                                               Plan for Directors and the
                                               Executive Retirement Plan.

Exhibit 10.19 [5]                     10.16    Resolutions adopted January 3,
                                               1995, amending the 1994, 1993
                                               and 1989 Stock Option Plans and
                                               the 1991 Restricted Stock Plan.

[12]                                  10.17    1996 Restricted Stock Bonus
                                               Plan.

Registrant's Proxy Statement dated    10.18    1998 Stock Option Plan for
June 1, 1998, Exhibit A                        Officers and Key Employees.


Registrant's Proxy Statement dated    10.19    1999 Stock Option Plan for
July 13, 1999, Exhibit A                       Officers and Key Employees.

Exhibit 10.2 [1]                      10.20    Patent and Trade Secrets
                                               Agreement dated March 12, 1983,
                                               with Paul Richman.

Exhibit 10.30 [6]                     10.21   Agreement for Purchase and Sale
                                              of Assets among SMSC, EFAR
                                              Microsystems, Inc., and the Key
                                              Officers identified therein dated
                                              February 26, 1996.

Item 7, Exhibit 1 [7]                 10.23   Common Stock and Warrant Purchase
                                              Agreement, among SMSC and
                                              Intel Corporation, dated
                                              March 18, 1997.

Item 7, Exhibit 3 [7]                 10.24   Investor Rights Agreement, among
                                              SMSC and Intel Corporation, dated
                                              March 18, 1997.

Exhibit 1 [8]                         10.25   Share Purchase Agreement, among
                                              SMSC and Intel Corporation,
                                              dated March 17, 2000.

Exhibit 10.1 [9]                      10.26   Stock Purchase Agreement, dated
                                              September 30, 1997, among Accton
                                              Technology Corporation, Global
                                              Business Investments (B.V.I.)
                                              Corp., Standard Microsystems
                                              Corporation, the Seller
                                              Subsidiaries, and AJJA Inc.

Exhibit 10.2 [9]                      10.27   Stockholders Agreement, dated
                                              October 7, 1997, among Standard
                                              Microsystems Corporation, Accton
                                              Technology Corporation, Global
                                              Business Investments (B.V.I.)
                                              Corp., and AJJA Inc.

Exhibit 10.4 [9]                      10.28   Intellectual Property License
                                              Agreement, dated October 7, 1997,
                                              between Standard Microsystems
                                              Corporation and AJJA Inc.

Exhibit 10.1 [15]                     10.29   Asset Purchase Agreement dated
                                              May 27, 1999 between Inertia
                                              Optical Technology Applications,
                                              Inc. and Standard Microsystems
                                              Corporation.

Exhibit 10.2 [15]                     10.30   Stockholders Agreement dated
                                              June 1, 1999, between Inertia
                                              Optical Technology Applications,
                                              Inc. (IOTA), Standard
                                              Microsystems Corporation and
                                              other stockholders of IOTA.

Exhibit 10.3 [15]                     10.31   Transition Services Agreement
                                              dated June 1, 1999, between
                                              Inertia Optical Technology
                                              Applications, Inc. and Standard
                                              Microsystems Corporation.

*                                     13      Portions of Annual Report to
                                              Shareholders for year ended
                                              February 29, 2000, incorporated
                                              by reference.

*                                     18      Letter from Arthur Andersen LLP
                                              regarding change in accounting
                                              principle.

*                                     21      Subsidiaries of the Registrant

*                                     23      Consent of Arthur Andersen LLP

*                                     27      Financial Data Schedule


*  Filed herewith.

[1] Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1983.

[2] Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1991.

[3] Registrant's Annual Report on Form 10-K for fiscal year ended February 29, 1992.

[4] Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1994.

[5] Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1995.

[6] Registrant's Annual Report on Form 10-K for fiscal year ended February 29, 1996.

[7]  Schedule 13D filed by Intel Corporation, dated March 27, 1997.

[8]  Schedule 13D/A filed by Intel Corporation, dated March 22, 2000.

[9]  Registrant's Current Report on Form 8-K dated October 7, 1997.

[10] Registrant's Annual Report on Form 10-K for fiscal year ended
     February 28, 1997.

[11] Registrant's Registration Statement on Form 8-A dated January 15, 1998.

[12] Registrant's Board of Directors resolution dated November 26, 1996, authorizing the Registrant to grant awards of up to 350,000 shares of common stock to employees, similar to those awards provided by the 1991 Restricted Stock Bonus Plan.

[13] Registrant's Annual Report on Form 10-K for fiscal year ended February 28,
     1998.

[14] Registrant's Annual Report on Form 10-K for fiscal year ended February 28,
     1999.

[15] Registrant's Current Report on Form 8-K dated June 14, 1999.