Form 10-Q
period 2000-05-31
STANDARD MICROSYSTEMS CORP
filed 2000-07-17
CIK 93384

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

               For the quarterly period ended May 31, 2000

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



 Registrant's telephone number, including area code: 631-435-6000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes    ____X____                   No   ________

As of July 14, 2000 there were 15,862,793 shares of the registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                            May 31,     February 29,
                                                             2000          2000
                                                            -------       -------
                                                           (Unaudited)
Assets
Current assets:
  Cash and cash equivalents .............................   $  90,445    $  73,405
  Short-term investments ................................       1,003        2,000
  Accounts receivable, net of allowance for doubtful
    accounts of $400 and $480, respectively .............      16,799       16,559
  Inventories ...........................................      16,294       20,051
  Deferred income taxes .................................      10,607       12,779
  Other current assets ..................................       6,110        9,277
                                                            ---------     --------
       Total current assets .............................     141,258      134,071
                                                            ---------     --------

Property, plant and equipment, net ......................      35,591       34,137
Investment in Chartered Semiconductor ...................      63,428       73,104
Other assets ............................................      16,269       19,196
                                                            ---------     --------
                                                            $ 256,546    $ 260,508
                                                            =========     ========

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable ......................................   $   8,025    $   9,575
  Deferred income on shipments to distributors ..........       5,291        5,958
  Accrued expenses and other liabilities ................      11,226        9,522
                                                            ---------     --------
        Total current liabilities .......................      24,542       25,055
                                                            ---------     --------

Deferred income taxes ...................................      12,364       15,387
Other liabilities .......................................       6,629        6,764

Commitments and contingencies

Minority interest in subsidiary .........................      11,518       11,510

Shareholders' equity:
  Preferred stock, $.10 par value
    authorized 1,000,000 shares, none outstanding .......        --           --
  Common stock, $.10 par value
    authorized 30,000,000 shares,
    issued 16,710,000 and 16,431,000
    shares, respectively ................................       1,671        1,643
  Additional paid-in capital ............................     112,801      112,297
  Retained earnings .....................................      59,307       52,123
  Treasury stock, 878,000 and 671,000 shares,
    respectively, at cost ...............................      (6,396)      (4,379)
  Accumulated other comprehensive income ................      34,110       40,108
                                                            ---------     --------
        Total shareholders' equity ......................     201,493      201,792
                                                            ---------     --------
                                                            $ 256,546    $ 260,508
                                                            =========     ========

See Notes to Condensed Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

                                                     Three Months Ended May 31,
                                                             2000       1999 *
                                                           --------   --------
Revenues ...............................................   $ 38,219   $ 38,146

Cost of goods sold .....................................     22,480     24,215
                                                           --------   --------

  Gross profit .........................................     15,739     13,931

Operating expenses:
Research and development ...............................      7,210      5,690
Selling, general and administrative ....................      8,404      8,304
                                                           --------   --------

  Income (loss) from operations ........................        125        (63)

Interest income ........................................      1,170        646
Other income (expense), net ............................      2,556        (81)
                                                           --------   ---------

  Income before provision for income taxes
    and minority interest ..............................      3,851        502

Provision for income taxes .............................      1,424        172

Minority interest in net income of subsidiary ..........          8          1
                                                            --------   --------

  Income from continuing operations ....................      2,419        329

Gain on sale of discontinued operation,
  (net of income taxes of $2,799) ......................      4,765       --
                                                           --------   ---------

  Income before cumulative effect of change in
    accounting principle ...............................      7,184        329

Cumulative effect of change in accounting principle
  (net of income tax benefits of $1,716) ...............       --       (2,924)
                                                           ---------   --------

  Net income (loss) ....................................   $  7,184   $ (2,595)
                                                           ========   =========

Basic net income (loss) per share:
  Income from continuing operations                        $   0.15    $   0.02
  Gain on sale of discontinued operation                       0.30         --
  Cumulative effect of change in accounting principle           --        (0.19)
                                                            --------   --------
Basic net income (loss) per share                          $   0.45    $  (0.17)
                                                            ========   =========

Diluted net income (loss) per share:
  Income from continuing operations                        $   0.14    $   0.02
  Gain on sale of discontinued operation                       0.29         --
  Cumulative effect of change in accounting principle           --        (0.19)
                                                            --------   --------
Diluted net income (loss) per share                        $   0.43    $  (0.17)
                                                            ========   =========

Weighted average common shares outstanding
  Basic                                                      15,799      15,575
  Diluted                                                    16,668      15,601

* Restated to reflect change in accounting principle.

See Notes to Condensed Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                      Three Months Ended
                                                                             May 31,

                                                                         2000       1999 *
                                                                       ---------   ---------
Cash flows from operating activities:
  Cash received from customers .....................................   $ 35,793    $ 36,956
  Cash paid to suppliers and employees .............................    (31,141)    (31,158)
  Interest received ................................................      1,084         529
  Interest paid ....................................................        (60)        (77)
  Income taxes received (paid) .....................................       (582)     (1,114)
                                                                       ---------   ---------
    Net cash provided by operating activities ......................      5,094       5,136
                                                                       ---------   ---------

Cash flows from investing activities:
  Capital expenditures .............................................     (3,276)     (2,110)
  Sales of machinery and equipment .................................        197         207
  Purchases of short-term investments ..............................     (1,003)       --
  Sales of short-term investments ..................................      2,000        --
  Sales of Investment in Chartered Semiconductor ...................      3,509        --
  Other ............................................................        (33)        (26)
                                                                       ---------   ---------
    Net cash provided by (used for) investing activities ...........      1,394      (1,929)
                                                                       ---------   ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock ...........................        291         216
  Purchases of treasury stock ......................................     (2,017)       --
  Repayments of obligations under capital leases ...................       (224)       (206)
                                                                       ---------   ---------
    Net cash provided by (used for) financing activities ...........     (1,950)         10
                                                                       ---------   ---------

Effect of foreign exchange rate changes on cash and cash equivalents        103        (189)

Net cash provided by (used for) discontinued operation .............     12,399      (2,745)
                                                                       ---------   ---------

Net increase in cash and cash equivalents ..........................     17,040         283

Cash and cash equivalents at beginning of period ...................     73,405      68,071
                                                                       --------    ---------
Cash and cash equivalents at end of period .........................   $ 90,445    $ 68,354
                                                                       =========   =========

Reconciliation of income from continuing operations to net cash provided by operating activities:

Income from continuing operations ..................................   $  2,419    $    329

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:

  Depreciation and amortization ....................................      2,817       2,410
  Other adjustments, net ...........................................     (2,518)        221

  Changes in operating assets and liabilities:

    Accounts receivable ............................................       (103)      1,430
    Inventories ....................................................      3,793      (3,441)
    Accounts payable and accrued expenses and other liabilities ....     (1,689)      4,437
    Other changes, net .............................................        375        (250)
                                                                       ---------   ---------
Net cash provided by operating activities ..........................   $  5,094    $  5,136
                                                                       =========   =========

* Restated to reflect change in accounting principle.

See Notes to Condensed Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    Basis of Presentation

      The unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of, and results of operations for the three month period ended, May 31, 2000. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended February 29, 2000.

      Certain fiscal 2000 items have been reclassified to conform with the fiscal 2001 presentation.

2.    Accounting Change - Recognition of Revenue on Shipments to Distributors

      In the fourth quarter of fiscal 2000, the Company changed its accounting method for the recognition of revenue on shipments to distributors.
      Recognition of revenue and related gross profit on shipments to distributors is now deferred until the distributor resells the product. This change was made with an effective date of March 1, 1999 (the beginning of fiscal 2000). The results of operations and cash flows for the three months ended May 31, 1999 have been restated to reflect this accounting change.

      Management of the Company believes that this accounting change is to a preferable method because it better aligns reported results with, focuses the Company on, and allows investors to better understand, end-user demand for the products SMSC sells through distribution.

3.   Inventories

     Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

                                                   May 31, 2000   Feb. 29, 2000
                                                   ------------   -------------

     Raw Material  ............................         $   398        $    361
     Work in Process ..........................           8,447          11,146
     Finished Goods ...........................           7,449           8,544
                                                    ----------    -------------
                                                        $16,294        $ 20,051
                                                    ===========   =============


4.    Net Income (Loss) Per Share

      Basic net income (loss) per share is based upon the weighted-average number of common shares outstanding during the period. Diluted net income
      (loss) per share is computed using the weighted-average common shares outstanding during the period plus the dilutive effect of shares issuable through stock options and warrants.

      The shares used in calculating basic and diluted net income (loss) per share are reconciled as follows (in thousands):

                                                     Three Months Ended
                                                           May 31,
                                                       2000          1999
                                                   -----------------------

      Average shares outstanding for
       basic net income (loss) per share              15,799        15,575

      Dilutive effect of stock options                   869            26
      ---------------------------------------------------------------------
      Average shares outstanding for
       diluted net income (loss) per share            16,668        15,601
      =====================================================================

5.    Comprehensive Income

      The Company's other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on long-term equity investments. The components of the Company's comprehensive income (loss) for the three month periods ended May 31, 2000 and 1999 were as follows (in thousands):

     Three months ended May 31,                         2000             1999
     ---------------------------------------------------------------------------

      Net income (loss)                            $   7,184          $  (2,595)
      Other comprehensive income (loss):
        Currency translation adjustment                  174               (325)
        Unrealized gain (loss) on investment          (6,172)                81
      --------------------------------------------------------------------------
       Total comprehensive income (loss)           $   1,186         $   (2,839)
      ==========================================================================

6.    Investments

      The Company has an equity interest in Singapore-based Chartered Semiconductor Manufacturing Ltd. (Chartered), acquired in fiscal 1996 at a cost of $19.9 million. In October 1999, shares of Chartered began trading publicly on the Singapore stock exchange, and also began trading on the NASDAQ stock market as American Depository Shares, or ADSs. As of May 31, 2000, the Company held approximately 790,000 Chartered ADSs, which are reported on the Consolidated Balance Sheet at $63.4 million, based upon their closing price on the NASDAQ stock market on that date.

      The Company sold a small portion of this investment during the quarter ended May 31, 2000, realizing a pre-tax gain of $2.3 million, which is included within Other income on the quarter's Consolidated Statement of Income.

      During the first quarter, the Company also sold call options covering a portion of its investment in Chartered for proceeds of $0.3 million. All of these options expired unexercised prior to May 31, 2000, and these proceeds are included within Other income for the first quarter.

7.    Investment by Intel Corporation

      In March 1997, the Company and Intel Corporation (Intel) entered into a Common Stock and Warrant Purchase Agreement (the Agreement) whereby Intel purchased approximately 1,543,000 of newly issued shares of the Company's common stock for $9.50 per share, or approximately $14.7 million. Intel also received a three-year warrant to purchase an additional 1,543,000 shares at varying prices through March 18, 2000.

      In March 2000, as provided for in the warrant, Intel executed a "net exercise", whereby Intel received approximately 200,000 shares of the Company's common stock, which was equal in fair value to the excess of the warrant's market value over its exercise value, as defined in the Agreement. The Company immediately repurchased these 200,000 shares from Intel for approximately $1.9 million under its common stock repurchase program. This warrant is now fully exercised.

8.    Common Stock Repurchase Program

      In October 1998, the Company's Board of Directors authorized the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. During the first quarter, the Company repurchased 207,000 shares of its common stock, including 200,000 shares repurchased from Intel Corporation as described in Note 6, at a cost of $2.0 million. The Company currently holds repurchased shares as treasury stock, reported at cost. As of May 31, 2000, the Company has repurchased 878,000 shares of its common stock, at a cost of $6.4 million, under this program.

9.    Discontinued Operation

      In June 1999,  the Company sold the assets of its Foundry  Business  Unit
      (FBU) to privately held Inertia  Optical  Technology  Applications,  Inc.
      (IOTA) of Newark, NJ. The combined businesses now operate as Standard MEMS, Inc. (SMI). The transaction was effected through IOTA's purchase of the FBU's assets from the Company, in exchange for 38% of IOTA's outstanding common stock.

      During the first quarter, the Company sold the majority of its ownership interest in SMI and realized an after-tax gain of $4.8 million, which appears as a Gain on sale of discontinued operation on the Consolidated Statement of Income for the period ended May 31, 2000. This sale of SMI stock reduced the Company's ownership interest in SMI below 5%, satisfying its prior commitment to reduce its SMI ownership below 20%.

10.   Recent Accounting Pronouncements

      In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 138), which is required to be adopted in years beginning after June 15, 2000. This statement amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and defers its effective date by one year. The Company is currently evaluating the impact that the adoption of SFAS 138 will have on its results of operations and financial position.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements and footnotes thereto contained in
Item 1 of this report.

OVERVIEW

Standard Microsystems Corporation (the Company or SMSC) is a worldwide designer and supplier of metal-oxide-semiconductor/very-large-scale-integrated (MOS/VLSI) circuits for the personal computer (PC) and related industries.
Currently, the Company is prominent as the world's leading supplier of input/output (I/O) integrated circuits. I/O circuits perform many of the basic input/output functions required in a personal computer or an embedded application, including keyboard control and BIOS, floppy disk control and serial and parallel port control. The Company also supplies integrated circuits for embedded control systems, local area networking applications and connectivity applications. The Company's products are manufactured by world-class semiconductor foundries and assemblers.

In recent years, the majority of the Company's revenues have been derived from supplying I/O circuits to the PC marketplace. Strategically, the Company is introducing a line of System Controller Hubs based upon its I/O technology and is pursuing broader product offerings, particularly for USB connectivity. It is also now in the process of developing a line of chipsets.

Chipsets are advanced integrated circuits used within a personal computer or similar application to control the flow of information between the microprocessor, memory modules, graphics controllers and other peripheral devices. A chipset is typically comprised of two primary devices - a memory controller (sometimes referred to as the north bridge) and an I/O controller (sometimes referred to as the south bridge).

RESULTS OF OPERATIONS

The Company's operating results for the quarter ended May 31, 1999 have been restated to reflect the Company's change in accounting policy for the recognition of revenue on shipments of products to distributors. This change was made in the fourth quarter of fiscal 2000, with an effective date of March 1, 1999.

REVENUES

Revenues for the first quarter of fiscal 2001 were $38.2 million compared to revenues of $38.1 for the corresponding year-earlier quarter. Unit shipments increased by 10%, offset by declining selling prices and the continued shift in product mix to newer products which generally have lower average selling prices, but higher gross margins, than previous product offerings.

GROSS PROFIT

Gross profit increased to $15.7 million, or 41.2% of sales, for the first quarter of fiscal 2001, compared to $13.9 million, or 36.5% of sales, for the corresponding year-earlier quarter. This improvement in gross profit was attributable to improved manufacturing efficiencies and the better utilization of overhead resulting from higher unit shipments, and a shift in product mix towards products with higher gross margins.

OPERATING EXPENSES

Research and development spending was $7.2 million for the first quarter of fiscal 2001, an increase of $1.5 million, or 26.3%, over $5.7 million for the corresponding year-earlier quarter. This spending increase reflects continued hiring of engineering staff and new product development costs. The Company has focused much of its current research and development effort on its chipset development programs.

The Company expects spending for research and development to continue to increase. The Company's ongoing commitment to research and development is essential to maintaining product leadership in existing product lines and to providing innovative product offerings.

OTHER INCOME AND EXPENSE

Interest income increased to $1.2 million in the first quarter, compared to $0.6 million in the year-earlier quarter. This increase reflects higher cash and cash equivalent balances available for investment in the current year quarter, compared to the corresponding year earlier period.

Other income totaled $2.6 million in the first quarter, compared to other expenses of $0.1 million in the year-earlier quarter. This change reflects gains of $2.3 million realized on sales of a small portion of the Company's investment in Singapore-based Chartered Semiconductor Manufacturing Ltd. (Chartered) during the period, as well as $0.3 million of proceeds from sales of call options covering a portion of its Chartered stock holdings. All of the call options expired unexercised prior to May 31, 2000.

INCOME TAXES

The Company's effective income tax rate for the first quarter of fiscal 2001 was 37%, consistent with the effective tax rate incurred for the year ended
February 29, 2000. Generally, the Company's income tax rate includes the federal, state and foreign statutory tax rates, the impact of certain permanent differences between the book and tax accounting treatment of certain expenses, the impact of tax-exempt income and various tax credits.

DISCONTINUED OPERATIONS

The Company realized an after-tax gain of $4.8 million in the first quarter of fiscal 2001 associated with the sale of most of its ownership interest in Standard MEMS, Inc. (SMI). SMI was created through the June 1999 sale of the assets of the Company's Foundry Business Unit to Inertia Optical Technology Applications, Inc. in exchange for a 38% interest in the resulting combined operation, which was renamed Standard MEMS, Inc. This transaction is reported as a Gain on the sale of discontinued operation on the Consolidated Statement of Operations for the first quarter of fiscal 2001.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

The net loss for the quarter ended May 31, 1999 reflects an after-tax charge of $2.9 million, or $0.19 per diluted share, for the cumulative effect on all prior years of the Company's change in accounting principle for revenue recognition on sales to distributors. This accounting change was implemented in the fourth quarter of fiscal 2000, with an effective date of March 1, 1999 (the beginning of fiscal 2000). The Company now defers revenue and gross profit on sales to distributors until the distributor resells the product.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased to $90.4 million as of May 31, 2000, from $73.4 million as of February 29, 2000, an increase of $17.0 million, or 23%.

For the three month period ended May 31, 2000, $5.1 million of cash was provided from operating activities, $1.4 million was provided from investing activities, and $1.9 million was consumed in financing activities. The Company also received $12.4 million in cash from the sale of a majority of its investment in SMI during the quarter, which is reported within Net cash provided by discontinued operation in the quarter's Consolidated Statement of Cash Flows.

During the first three months of fiscal 2001, the Company incurred $3.3 million in capital expenditures, the majority of which was for test equipment and the expansion of its production test operation. Over the next twelve months, the Company plans to continue to expand its test operation and also expects to invest in intellectual property used in the design of its products. Fiscal 2001 capital expenditures are expected to exceed the $10.5 million of such expenditures incurred in fiscal 2000.

Accounts receivable increased by only $0.2 million at May 31, 2000, compared to February 29, 2000, despite a $4.3 million increase in shipments in the first quarter as compared to the previous quarter. The Company's accounts receivable are substantially all current as of May 31, 2000.

During the first three months of fiscal 2001, the Company's inventories declined by approximately $3.8 million. Slightly lower than expected shipments in the fourth quarter of fiscal 2000 had contributed to a modest growth in inventories as of February 29, 2000. The increase in shipments in the first quarter of fiscal 2001, combined with a tightening of semiconductor wafer manufacturing capacity, contributed to the first quarter's inventory decline.

The Company holds an equity interest in Chartered of approximately 790,000 ADS shares as of May 31, 2000. The estimated market value of this investment at May 31, 2000 is $63.4 million, based on Chartered's closing market price on the NASDAQ stock market as of that date. During the first quarter of fiscal 2001, the Company sold a small portion of this investment, generating $3.2 million in cash. The Company has continued to sell portions of this investment subsequent to May 31, 2000, and will continue to consider such selling, should market conditions be considered acceptable. During the first quarter, the Company sold call options covering a portion of its investment in Chartered for proceeds of $0.3 million. All of these options expired unexercised prior to May 31, 2000. The Company has continued to sell call options covering portions of this investment subsequent to May 31, 2000.

The Company has considered in the past, and will continue to consider, various possible transactions to secure necessary foundry manufacturing capacity, including equity investments in, prepayments to, or deposits with foundries, in exchange for guaranteed capacity or other arrangements which address the Company's manufacturing requirements.

In October 1998, the Company's Board of Directors authorized the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. The Company repurchased 207,000 shares of its stock for approximately $2.0 million during the first quarter of fiscal 2001. As of May 31, 2000, the Company has repurchased 878,000 shares of its common stock, at a cost of $6.4 million, under this program.

The Company believes that its existing cash, cash equivalents and investments on hand, together with cash that it expects to generate from its operations, will be sufficient to meet future operating and capital needs for at least the next twelve months.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company's operating results are subject to general economic conditions and a variety of risks characteristic of the semiconductor and related industries. For a further discussion of such risks, see "Other Factors That May Affect Future Operating Results" included within Part I, Item 1 - "Business" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended February 29, 2000.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - As of May 31, 2000, the Company's $1.0 million of short-term investments consisted primarily of investments in U.S. treasury, corporate and municipal obligations with maturities of between three and twelve months. If market interest rates were to increase immediately and uniformly by 10% from the levels at May 31, 2000, the fair value of these short-term investments would decline by an immaterial amount. The Company generally expects to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on short-term investments.

Equity Price Risk - The Company is exposed to an equity price risk on its investment in Chartered Semiconductor Manufacturing, Ltd. For every 10% adverse change in the market value of Chartered Semiconductor common stock, the Company would experience a decrease of approximately $6.3 million to its May 31, 2000 investment value. The Company has sold call options on this security in the past and may do so again in the future to reduce some of this market risk.

Foreign Currency Risk - The Company has international sales and expenditures and is therefore subject to certain foreign currency rate exposure. The Company conducts a significant amount of its business in Asia. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company's product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars. Transactions in the Japanese market made by Toyo Microsystems Corporation (TMC), the Company's majority owned subsidiary, are denominated in Japanese yen. The Company has never received a cash dividend (repatriation of cash) from TMC nor does it expect to receive such a dividend in the near future. The Company has not entered into any significant foreign currency hedging activities.

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

                 STANDARD MICROSYSTEMS CORPORATION

                           (Registrant)


DATE:  July  14, 2000       /S/     Andrew M. Caggia
                                   ------------------------

                                      (Signature)
                                    Andrew M. Caggia

                    Senior Vice President - Finance (duly authorized officer) and Chief Financial Officer (principal financial officer)