Form 10-Q
period 2000-08-31
STANDARD MICROSYSTEMS CORP
filed 2000-10-13
CIK 93384

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

               For the quarterly period ended August 31, 2000

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

             Yes    ____X____                   No   ________

As of October 13, 2000 there were 15,954,919 shares of the registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                            Aug. 31,    Feb. 29,
                                                              2000        2000
                                                            -------      -------
                                                           (Unaudited)
Assets
Current assets:
  Cash and cash equivalents ..........................   $ 114,632    $  73,405
  Short-term investments .............................       9,629        2,000
  Accounts receivable, net of allowance for doubtful
    accounts of $415 and $480, respectively ..........      24,127       16,559
  Inventories ........................................      17,350       20,051
  Deferred income taxes ..............................       9,721       12,779
  Other current assets ...............................       5,264        9,277
                                                         ---------     --------

       Total current assets ..........................     180,723      134,071
                                                         ---------     --------

Property, plant and equipment, net ...................      35,612       34,137
Investment in Chartered Semiconductor ................      37,725       73,104
Other assets .........................................      19,641       19,196
                                                         ---------     --------

                                                         $ 273,701    $ 260,508
                                                         =========    =========

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable ...................................   $  14,868    $   9,575
  Deferred income on shipments to distributors .......       5,723        5,958
  Accrued expenses, income taxes and other liabilities      17,621        9,522
                                                         ---------    ---------

        Total current liabilities ....................      38,212       25,055
                                                         ---------    ---------

Deferred income taxes ................................       7,197       15,387
Other liabilities ....................................       6,484        6,764

Commitments and contingencies

Minority interest in subsidiary ......................      11,550       11,510

Shareholders' equity:
  Preferred stock, $.10 par value
    authorized 1,000,000 shares, none outstanding ....        --           --
  Common stock, $.10 par value
    authorized 30,000,000 shares,
    issued 16,826,000 and 16,431,000
    shares, respectively .............................       1,683        1,643
  Additional paid-in capital .........................     113,946      112,297
  Retained earnings ..................................      76,760       52,123
  Treasury stock, 918,000 and 671,000 shares,
    respectively, at cost ............................      (7,114)      (4,379)
  Accumulated other comprehensive income .............      24,983       40,108
                                                         ---------    ---------

        Total shareholders' equity ...................     210,258      201,792
                                                         ---------    ---------

                                                         $ 273,701    $ 260,508
                                                         =========    =========

See Notes to Condensed Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

                                                        Three Months Ended      Six Months Ended
                                                            August 31,             August 31,
                                                           2000     1999 *        2000     1999 *
                                                       --------   --------    --------   --------

Revenues ............................................   $ 45,897   $ 38,038    $ 84,116   $ 76,183

Cost of goods sold ..................................     27,324     23,200      49,804     47,415
                                                        --------   --------    --------   --------

Gross profit ........................................     18,573     14,838      34,312     28,768

Operating expenses:

Research and development ............................      8,160      5,871      15,370     11,561
Selling, general and administrative .................      9,085      8,332      17,490     16,635
                                                        --------   --------    --------   --------

  Income from operations ............................      1,328        635       1,452        572

  Interest income ...................................      1,473        731       2,644      1,377
  Other income (expense), net .......................     24,954       (119)     27,509       (200)
                                                        --------   --------    --------   --------

Income before provision for income taxes
  and minority interest .............................     27,755      1,247      31,605      1,749

Provision for income taxes ..........................     10,269        484      11,693        656

Minority interest in net income
 (loss) of subsidiary ...............................         32         (1)         40       --
                                                        --------   --------    --------   --------

Income from continuing operations ...................     17,454        764      19,872      1,093

Gain on sale of discontinued operation
 (net of income taxes of $2,799) ....................       --         --         4,765       --
                                                        --------   --------    --------   --------

Income before cumulative effect of
  change in accounting principle ....................     17,454        764      24,637      1,093

Cumulative effect of change in accounting principle
 (net of income tax benefits of $1,716) .............       --         --          --       (2,924)
                                                        --------   --------    --------   --------

Net income (loss)....................................   $ 17,454   $    764    $ 24,637   $ (1,831)
                                                        ========   ========    ========   ========

Basic net income (loss) per share:
  Income from continuing operations .................   $   1.10   $   0.05    $   1.26   $   0.07
  Gain on sale of discontinued operation ............       --         --          0.30       --
  Cumulative effect of change in accounting principle       --         --          --        (0.19)
                                                        --------   --------    --------   --------

Basic net income (loss) per share ...................   $   1.10   $   0.05    $   1.56   $  (0.12)
                                                        ========   ========    ========   ========

Diluted net income (loss) per share:
  Income from continuing operations .................   $   1.03   $   0.05    $   1.18   $   0.07
  Gain on sale of discontinued operation ............       --         --          0.28       --
  Cumulative effect of change in accounting principle       --         --          --        (0.19)
                                                        --------   --------    --------   --------

Diluted net income (loss) per share .................   $   1.03   $   0.05    $   1.46   $  (0.12)
                                                        ========   ========    ========   ========

Weighted average common shares outstanding:
  Basic .............................................     15,878     15,626      15,840     15,598
  Diluted ...........................................     16,989     15,680      16,868     15,639

* Restated to reflect change in accounting principle.

See Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                          Six Months Ended
                                                                              August 31,
                                                                             ------------
                                                                         2000          1999 *
                                                                       ---------    ---------
Cash flows from operating activities:
  Cash received from customers .....................................   $  76,178    $  76,716
  Cash paid to suppliers and employees .............................     (66,711)     (69,840)
  Interest received ................................................       2,085        1,361
  Interest paid ....................................................        (116)        (150)
  Income taxes paid  ...............................................      (4,660)      (1,152)
                                                                       ---------     ---------

    Net cash provided by operating activities ......................       6,776        6,935
                                                                       ---------     ---------

Cash flows from investing activities:
  Capital expenditures .............................................      (5,847)      (4,025)
  Sales of investments, principally Chartered Semiconductor ........      36,868         --
  Purchases of short-term investments ..............................     (10,632)      (6,000)
  Sales of short-term investments ..................................       3,003         --
  Other ............................................................         435          415
                                                                       ---------     ---------

    Net cash provided by (used for) investing activities ...........      23,827       (9,610)
                                                                       ---------     ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock ...........................       1,304          295
  Purchases of treasury stock ......................................      (2,735)        --
  Repayments of obligations under capital leases ...................        (452)        (417)
                                                                       ---------     ---------
    Net cash used for financing activities .........................      (1,883)        (122)
                                                                       ---------     ---------

Effect of foreign exchange rate changes on cash and cash equivalents         132          576

Net cash provided by (used for) discontinued operation .............      12,375       (3,132)
                                                                       ---------     ---------

Net increase (decrease) in cash and cash equivalents ...............      41,227       (5,353)

Cash and cash equivalents at beginning of period ...................      73,405       68,071
                                                                       ---------     ---------

Cash and cash equivalents at end of period .........................   $ 114,632    $  62,718
                                                                       =========     =========

Reconciliation of income from continuing operations to net cash provided by operating activities:

Income from continuing operations ..................................   $  19,872    $   1,093
Adjustments to reconcile income from continuing operations
 to net cash provided by operating activities:
  Depreciation and amortization ....................................       5,908        4,902
  Gains on sales of investments ....................................     (27,597)        --
  Other adjustments, net ...........................................        (172)         471
  Changes in operating assets and liabilities:
    Accounts receivable ............................................      (6,858)       2,921
    Inventories ....................................................       2,760       (5,735)
    Accounts payable and accrued expenses and other liabilities ....       5,606        4,393
    Other changes, net .............................................       7,257       (1,110)
                                                                       ---------    ---------

Net cash provided by operating activities ..........................   $   6,776    $   6,935
                                                                       =========    =========
* Restated to reflect change in accounting principle.

See Notes to Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       Basis of Presentation

     The unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of, and results of operations for the three and six month periods ended, August 31, 2000. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended February 29, 2000.

     Certain fiscal 2000 items have been reclassified to conform with the fiscal 2001 presentation.

2.       Accounting Change - Recognition of Revenue on Shipments to Distributors

      In the fourth quarter of fiscal 2000, the Company changed its accounting method for the recognition of revenue on shipments to distributors.
      Recognition of revenue and related gross profit on shipments to distributors is now deferred until the distributor resells the product. This change was made with an effective date of March 1, 1999 (the beginning of fiscal 2000). The results of operations and cash flows for the three and six month periods ended August 31, 1999 have been restated to reflect this accounting change.

      Management of the Company believes that this accounting change is to a preferable method because it better aligns reported results with, focuses the Company on, and allows investors to better understand, end-user demand for the products SMSC sells through distribution.

3.       Balance Sheet Data

      Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

                                                        Aug. 31,        Feb. 29,
                                                          2000            2000
                                                    ------------   -------------

        Raw Material  . ........................         $   576        $    361
        Work in Process ........................          11,334          11,146
        Finished Goods . .......................           5,440           8,544
                                                      ----------   -------------
                                                         $17,350        $ 20,051
                                                     ===========   =============

     Property, plant and equipment consists of the following (in thousands):

                                                             Aug. 31,   Feb. 29,
                                                               2000       2000
                                                             --------   --------

        Land .....................................           $  3,434   $  3,434
        Buildings and Improvements ...............             31,123     30,097
        Machinery and Equipment ..................             75,811     70,196
                                                             --------   --------
                                                              110,368    103,724
        Less: accumulated depreciation ...........             74,756     69,587
                                                             --------   --------
                                                             $ 35,612   $ 34,137
                                                             ========   ========


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


                                            Three Months Ended  Six Months Ended
                                                 August 31,        August 31,
                                                 ----------        ----------

                                                 2000     1999    2000     1999
                                               ------   ------   ------   ------
      Average shares outstanding for
       basic net income (loss) per share ...   15,878   15,626   15,840   15,598
      Dilutive effect of stock options .....    1,111       54    1,028       41
                                               ------   ------   ------   ------
      Average shares outstanding for
       diluted net income (loss) per share .   16,989   15,680   16,868   15,639
                                               ======   ======   ======   ======

5.       Comprehensive Income

      The Company's other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on long-term equity investments. The components of the Company's comprehensive income
      (loss) for the three and six month periods ended August 31, 2000 and 1999 were as follows (in thousands):


                                           Three Months Ended   Six Months Ended
                                                August 31,         August 31,
                                                ----------         ----------

                                                 2000    1999    2000      1999
                                               ------  ------   ------   ------

      Net income (loss)                      $ 17,454  $  764 $ 24,637  $(1,831)

      Other comprehensive income (loss):
      Change in foreign currency translation
      adjustment                                   83   1,286      257      962

      Change in unrealized gain on investments (9,210)    268  (15,381)     349
                                               ------  ------  -------   ------

      Total comprehensive income (loss)       $ 8,327 $ 2,318  $ 9,513  $  (520)
                                              ======= =======  =======  =======


6.       Investments

     The Company has an equity interest in Singapore-based Chartered Semiconductor Manufacturing Ltd. (Chartered), acquired in fiscal 1996 at a cost of $19.9 million. In October 1999, shares of Chartered began trading publicly on the Singapore stock exchange, and also began trading on the NASDAQ stock market as American Depository Shares, or ADSs. As of August 31, 2000, the Company held approximately 444,000 Chartered ADSs, which are reported on the Consolidated Balance Sheet at $37.7 million, based upon their closing price on the NASDAQ stock market on that date.

     The significant increase in other income (net) reported for the three and six months ended August 31, 2000 reflects gains of realized on sales of a portion of the Company's investment in Chartered, as well as proceeds from sales of call options covering a portion of its Chartered stock holdings. The gains totaled $21.9 million and $24.2 million for the three and six month periods ended August 31, 2000, respectively, while proceeds from the sales of call options were $1.8 million and $2.1 million during the same periods. There are no outstanding call options as of August 31, 2000.

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

8.       Common Stock Repurchase Program

     In October 1998, the Company's Board of Directors authorized the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. In July 2001, the authorization from the Company's Board was expanded from one million shares to two million shares. The Company repurchased 248,000 shares of its stock for approximately $2.7 million during the first half of fiscal 2001, including approximately 200,000 shares purchased from Intel Corporation as described in Note 7. As of August 31, 2000, the Company has repurchased 918,000 shares of its common, stock, at a cost of $7.1 million, under this program. The Company currently holds repurchased shares as treasury stock, reported at cost.

9.       Discontinued Operation

     In June 1999,  the  Company  sold the assets of its Foundry  Business  Unit
     (FBU) to  privately  held Inertia  Optical  Technology  Applications,  Inc.
     (IOTA) of Newark, NJ. The transaction was effected through IOTA's purchase of the FBU's assets from the Company, in exchange for 38% of IOTA's outstanding common stock. The combined FBU and IOTA businesses now operate as Standard MEMS, Inc. (SMI).

     During the first quarter of fiscal 2001, the Company sold the majority of its ownership interest in SMI and realized an after-tax gain of $4.8 million, which appears as a Gain on sale of discontinued operation on the Consolidated Statement of Operations for the six months ended August 31, 2000. This sale of SMI stock reduced the Company's ownership interest in SMI below 5%, satisfying its prior commitment to reduce its SMI ownership below 20%.

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

In recent years, the majority of the Company's revenues have been derived from supplying I/O circuits to the PC marketplace. Strategically, the Company is introducing a line of System Controller Hubs based upon its I/O technology and is pursuing broader product offerings, particularly for USB connectivity, and a line of chipsets.

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

Results of Operations

The Company's operating results for the three and six month periods ended August 31, 1999 have been restated to reflect the Company's change in accounting policy for the recognition of revenue on shipments of products to distributors. This change was made in the fourth quarter of fiscal 2000, with an effective date of March 1, 1999.

Revenues

Revenues for the second quarter of fiscal 2001 were $45.9 million, an increase of approximately 20% above revenues of $38.0 for the corresponding year-earlier quarter. This increase was driven by an increase in unit shipments of approximately 4 million units, partially offset by declining selling prices.

Revenues for the six months ended August 31, 2000 were $84.1 million, compared to $76.2 million reported for the six months ended August 31, 1999. Consistent with the second quarter's revenue comparison, this revenue increase resulted from higher unit shipments across most product lines, partially offset by lower average selling prices.

Gross Profit

Gross profit increased to $18.6 million, or 40.5% of revenues, for the second quarter of fiscal 2001, compared to $14.8 million, or 39.0% of revenues, for the corresponding year-earlier quarter. For the six months ended August 31, 2000, gross profit was $34.3 million, or 40.8% of revenues, compared to $28.8 million, or 37.8% of revenues in the prior year's first six months. This improvement in gross profit, in both the three and six month periods, was attributable to improved manufacturing efficiencies, better utilization of overhead resulting from higher unit shipments, and a shift in product mix to products with higher gross margins.

Operating Expenses

Research and development spending was $8.2 million for the second quarter of fiscal 2001, an increase of $2.2 million, or 39%, over $5.9 million for the corresponding year-earlier quarter. For the six months ended August 31, 2000, research and development expenses were $15.4 million, an increase of $3.8 million, or 33%, over $11.6 million for the first six months of the prior fiscal year. The spending increases reflect continued hiring of engineering staff and new product development costs. The Company continues to focus most of its
incremental   research  and  development  efforts  on  its  chipset  development programs.

The Company expects spending for research and development to continue to increase, as it continues to execute its ongoing development programs. The Company is also committed to exploring new markets and improving its product design methodologies in an effort to increase revenues and reduce costs. The Company's ongoing commitment to research and development is essential to maintaining product leadership in existing product lines and to providing innovative product offerings.

Selling, general and administrative expenses were $9.1 million, or 19.8% of revenues, in the current year second quarter, as compared to $8.3 million, or 21.9% of revenues, in the corresponding prior year quarter. Selling, general and administrative expenses for the current six month period were $17.5 million, or 20.8% of revenues, compared to $16.6 million, or 21.8% of revenues, for the prior year six month period. The increases in the three and six month periods resulted from higher commissions and incentives associated with the higher revenues in those periods, as well as increased compensation costs.

Selling, general and administrative expenses include compensation and fringe benefit costs related to field sales, marketing and administrative personnel, commissions and incentive expenses, advertising and promotional expenditures, and legal and other professional service fees. Also included in selling, general and administrative expenses are costs related to field application engineers who stimulate demand by assisting customers in the selection and proper use of the Company's products.

Other Income and Expense

Interest income increased to $1.5 million and $2.6 million in the three and six month periods ended August 31, 2000, respectively, compared to $0.7 million and $1.4 million in the corresponding year earlier periods. These increases reflect higher cash and cash equivalent balances available for investment in the current year.

Other income (net), totaled $25.0 million in the second quarter of fiscal 2001, compared to other expenses (net) of $0.1 million in the corresponding year-earlier quarter. Corresponding other income (net) of $27.5 million and other expense (net) of $0.2 million were reported for the first six months of fiscal 2001 and fiscal 2000, respectively. The significant increase in other income (net) in the current year periods reflects gains realized on sales of a portion of the Company's investment in Singapore-based Chartered Semiconductor Manufacturing Ltd. (Chartered) during fiscal 2001, as well as proceeds from sales of call options covering a portion of its Chartered stock holdings. The gains totaled $21.9 million and $24.2 million for the three and six month periods ended August 31, 2000, respectively, while proceeds from the sales of call options were $1.8 million and $2.1 million during the same periods. There are no outstanding call options as of August 31, 2000.

Income Taxes

The Company's effective income tax rate for the second quarter and first six months of fiscal 2001 was 37%, consistent with the effective tax rate incurred for the year ended February 29, 2000. Generally, the Company's income tax rate includes the federal, state and foreign statutory tax rates, the impact of certain permanent differences between the book and tax accounting treatment of certain expenses, the impact of tax-exempt income and various tax credits.

Discontinued Operations

The Company realized an after-tax gain of $4.8 million in the first quarter of fiscal 2001 associated with the sale of most of its ownership interest in Standard MEMS, Inc. (SMI). SMI was created through the June 1999 sale of the assets of the Company's Foundry Business Unit to Inertia Optical Technology
Applications, Inc. in exchange for a 38% interest in the resulting combined operation, which was renamed Standard MEMS, Inc. This transaction is reported as a Gain on the sale of discontinued operation on the Consolidated Statement of Operations for the first six months of fiscal 2001.

Cumulative Effect of Change in Accounting Principle

The net loss for the first six months of fiscal 2000 reflects an after-tax charge of $2.9 million, or $0.19 per diluted share, for the cumulative effect on all prior years of the Company's change in accounting principle for revenue recognition on sales of products to distributors. This accounting change was implemented in the fourth quarter of fiscal 2000, with an effective date of March 1, 1999 (the beginning of fiscal 2000). The Company now defers revenue and gross profit on sales to distributors until the distributor resells the product.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased to $114.6 million as of August 31, 2000, from $73.4 million as of February 29, 2000. The Company also holds short-term investments of $9.6 million at August 31, 2000, compared to $2.0 million at February 29, 2000.

For the fist six months of fiscal 2001, $6.8 million of cash was provided by operating activities, $23.8 million was provided by investing activities, and $1.9 million was consumed in financing activities. Most of the cash provided by investing activities resulted from the aforementioned sales of Chartered stock. During the first quarter of fiscal 2001, the Company also received $12.4 million in cash from the sale of a majority of its investment in SMI, which is reported within Net cash provided by discontinued operation in the Consolidated Statement of Cash Flows.

During the first six months of fiscal 2001, the Company incurred $5.8 million in capital expenditures, the majority of which was expended for production test equipment and the expansion of the Company's production test operation. Over the next twelve months, the Company plans to continue to expand its test operation and also expects to invest in intellectual property used in the design of its products. Fiscal 2001 capital expenditures are expected to exceed the $10.5 million of such expenditures incurred in fiscal 2000.

Accounts receivable increased to $24.1 million at August 31, 2000, compared to $16.6 million at February 29, 2000, primarily resulting from higher revenues in the second quarter of fiscal 2000 ($45.9 million) compared to the fourth quarter of fiscal 2000 ($33.9 million). The Company's accounts receivable are substantially all current as of August 31, 2000.

During the first six months of fiscal 2001, the Company's inventories were reduced by approximately $2.7 million. Slightly lower than expected shipments in the fourth quarter of fiscal 2000 had contributed to a modest growth in inventories as of February 29, 2000. The general increase in shipments in the first half of fiscal 2001, combined with a tightening of semiconductor wafer manufacturing capacity, contributed to this inventory decline. Overall, the Company's inventory turnover was slightly in excess of 5 times for the first half of fiscal 2001.

The increase in accounts payable, from $9.6 million at February 29, 2000 to $14.9 million at August 31, 2000, resulted from a higher amount of materials purchased in August 2000, as compared to February of 2000. The increase in accrued expenses and other liabilities, from $9.5 million at February 29, 2000 to $17.6 million at August 31, 2000, principally reflects an increase in income taxes payable.

The Company holds an equity interest in Chartered of approximately 444,000 ADS shares as of August 31, 2000. The estimated market value of this investment at August 31, 2000 is $37.7 million, based on Chartered's closing market price on the NASDAQ stock market as of that date. As mentioned previously, during the first half of fiscal 2001, the Company sold a portion of this investment, generating cash of $33.5 million. The Company will continue to consider selling portions of this investment, should market conditions be considered acceptable. In addition, during the first six months of fiscal 2001, the Company sold call options covering a portion of its investment in Chartered for proceeds of $2.1 million.

The Company has considered in the past, and will continue to consider, various possible transactions to secure necessary foundry manufacturing capacity, including equity investments in, prepayments to, or deposits with foundries, in exchange for guaranteed capacity or other arrangements which address the Company's manufacturing requirements.

In October 1998, the Company's Board of Directors authorized the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. In July 2001, the authorization from the Company's Board was expanded from one million shares to two million shares. The Company repurchased 248,000 shares of its stock for approximately $2.7 million during the first half of fiscal 2001. As of August 31, 2000, the Company has repurchased 918,000 shares of its common stock, at a cost of $7.1 million, under this program.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - As of August 31, 2000, the Company's $9.6 million of short-term investments consisted of investments in corporate and municipal obligations with maturities of between three and twelve months. If market interest rates were to increase immediately and uniformly by 10% from the levels at August 31, 2000, the fair value of these short-term investments would decline by an immaterial amount. The Company generally expects to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on short-term investments.

Equity Price Risk - The Company is exposed to an equity price risk on its investment in Chartered Semiconductor Manufacturing, Ltd. and several other publicly traded equity investments. For every 10% adverse change in the market value of Chartered Semiconductor common stock, the Company would experience a decrease of approximately $3.8 million to its August 31, 2000 investment value. The Company has sold call options on this security in the past and may do so in the future to reduce some of this market risk.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

In fiscal 1998, the Company sold an 80.1% interest in SMC Networks, Inc., a then-newly formed subsidiary comprised of its former local area networking division, to an affiliate of Taiwan-based Accton Technology Corporation for approximately $40.2 million cash, $2.0 million of which was placed into an escrow account.

In December 1998, Accton notified the Company and the escrow agent of Accton's intention to seek indemnification and damages from the Company in excess of $10.0 million by reason of alleged misrepresentations and inadequate disclosures relating to the transaction and other alleged breaches of covenants and representations in the related agreements. Based upon those allegations, the escrow account was not released to the Company as scheduled in January 1999.

As previously reported in the Company's annual report on Form 10-K for the year ended February 29, 2000, the Company filed an action against Accton Technology Corporation, SMC Networks, Inc. and other parties (collectively, Accton as used hereinafter) in January 1999 in the Supreme Court of New York (the Action) but, in November 1999, the Court stayed the Action and directed the parties to arbitration. In June 2000, the court denied SMSC's motion requesting the court to stay arbitration of certain claims which the Company believes to be non-arbitrable. The parties are now proceeding with arbitration and, in July 2000, the Company asserted various claims against Accton, including claims for fraud, improper transfer of profits, mismanagement, breach of fiduciary duties and payment default.

The Company remains confident that it negotiated and fully performed its obligations under the Agreements with Accton in good faith and considers the claims against it to be without merit. The Company will vigorously defend itself against the allegations made by Accton and, although it is not possible at this time to assess the likelihood of any liability being established, expects that the outcome will not be material to the Company. Furthermore, the Company is pursuing recovery of damages and other relief from Accton pursuant to the Company's claims, but the likelihood of any such recovery also cannot currently be established.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at the registrant's annual meeting of shareholders which was held on July 18, 2000.

(1) The following were elected directors, each receiving the number of votes set opposite their respective name:

                                                            Broker
                              For            Withheld      Non-Votes

Robert M. Brill            14,111,905         119,078        -0-
James J. Boyle             14,124,462         106,521        -0-

(2)   The 2000 Stock Option Plan was approved and adopted by the following vote:

                                                                          Broker
                             For             Against       Abstain    Non-Votes

                           7,644,601       2,027,297        31,747       -0-



(3) The selection of Arthur Andersen LLP as the Company's auditors for the year ended February 28, 2001 was ratified by the following vote:

                                                                          Broker
                             For             Against       Abstain    Non-Votes

                          14,160,402          42,523        28,058       -0-


ITEM 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

        Exhibit 27 - Financial Data Schedule

(b)    Reports on Form 8-K

        None.

                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 STANDARD MICROSYSTEMS CORPORATION

                           (Registrant)


DATE:  October 13, 2000       /S/     Andrew M. Caggia
                                   ------------------------

                                      (Signature)
                                    Andrew M. Caggia

                     Senior Vice President - Finance (duly authorized officer) and Chief Financial Officer (principal financial officer)