Form 10-Q
period 2000-11-30
STANDARD MICROSYSTEMS CORP
filed 2001-01-16
CIK 93384

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

               For the quarterly period ended November 30, 2000

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

             Yes    ____X____                   No   ________

As of January 12, 2001 there were 16,000,923 shares of the registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)

                                                                       Nov. 30,     Feb. 29,
                                                                         2000         2000
                                                                      ---------    ---------
                                                                     (Unaudited)

Assets
Current assets:
  Cash and cash equivalents .......................................   $ 110,829    $  73,405
  Short-term investments ..........................................       9,629        2,000
  Accounts receivable, net of allowance for doubtful
    accounts of $430 and $480, respectively .......................      24,098       16,559
  Inventories .....................................................      28,674       20,051
  Deferred income taxes ...........................................      10,544       12,779
  Other current assets ............................................       4,580        9,277
                                                                       ---------   ----------

       Total current assets .......................................     188,354      134,071
                                                                       ---------   ----------


Property, plant and equipment, net ................................      37,880       34,137
Investment in Chartered Semiconductor .............................      14,029       73,104
Other assets ......................................................      19,590       19,196
                                                                       ---------    ---------

                                                                      $ 259,853    $ 260,508
                                                                       =========   ==========

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable ................................................   $  21,596    $   9,575
  Deferred income on shipments to distributors ....................       6,728        5,958
  Accrued expenses, income taxes and other liabilities ............      17,315        9,522
                                                                       ---------    ---------

        Total current liabilities .................................      45,639       25,055
                                                                       ---------    ---------

Deferred income taxes .............................................        --         15,387
Other liabilities .................................................       6,326        6,764

Commitments and contingencies

Minority interest in subsidiary ...................................      11,592       11,510

Shareholders' equity:
  Preferred stock, $.10 par value
    authorized 1,000,000 shares, none outstanding .................        --           --
  Common stock, $.10 par value
    authorized 30,000,000 shares,
    issued 16,985,000 and 16,431,000
    shares, respectively ..........................................       1,699        1,643
  Additional paid-in capital ......................................     115,303      112,297
  Retained earnings ...............................................      78,972       52,123
  Treasury stock, 923,000 and 671,000 shares, respectively, at cost      (7,206)      (4,379)
  Accumulated other comprehensive income ..........................       7,528       40,108
                                                                       ---------    ---------

        Total shareholders' equity ................................     196,296      201,792
                                                                       ---------    ---------

                                                                      $ 259,853    $ 260,508
                                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

                                                        Three Months Ended        Nine Months Ended
                                                            November 30,            November 30,
                                                           2000     1999 *        2000       1999 *
                                                       --------   ---------    ---------   ---------


Revenues ..........................................   $  46,930   $  43,163    $ 131,045   $ 119,347

Cost of goods sold ................................      27,502      25,716       77,305      73,131
                                                      ----------  ----------   ----------   ---------


Gross profit ......................................      19,428      17,447       53,740      46,216

Operating expenses:
Research and development ..........................       8,991       6,232       24,361      17,793
Selling, general and administrative ...............       9,160       8,771       26,650      25,407
                                                      ----------   ---------   ----------   ---------

  Income from operations ..........................       1,277       2,444        2,729       3,016

Interest income ...................................       1,550         882        4,193       2,259
Other income (expense), net .......................         202         (15)      27,712        (215)
                                                      ----------   ---------   ----------   ---------
Income before provision for income taxes
  and minority interest ...........................       3,029       3,311       34,634       5,060

Provision for income taxes ........................         775       1,227       12,468       1,883

Minority interest in net income of subsidiary .....          42        --             82         --
                                                      ----------   ---------   ----------   ---------

Income from continuing operations .................       2,212       2,084       22,084       3,177

Gain on sale of discontinued operation,
  (net of income taxes of $2,799) .................        --          --          4,765        --
                                                      ----------   ---------   ----------   ---------

Income before cumulative effect of change in
    accounting principle ..........................       2,212       2,084       26,849       3,177

Cumulative effect of change in accounting principle
  (net of income tax benefits of $1,716) ..........        --          --           --        (2,924)
                                                      ----------   ---------   ----------   ---------

Net income ........................................   $   2,212   $   2,084    $  26,849   $     253
                                                      ==========  ==========   ==========  ==========

Basic net income (loss) per share:
  Income from continuing operations ...............   $   0.14    $    0.13     $    1.39   $    0.20
  Gain on sale of discontinued operation ..........        --           --           0.30        --
  Cumulative effect of change in accounting principle      --           --            --        (0.18)
                                                      ---------    ---------   ----------   ---------
Basic net income per share .......................    $   0.14    $    0.13     $    1.69   $    0.02
                                                      =========   ==========   ==========  ==========

Diluted net income (loss) per share:
  Income from continuing operations ...............   $    0.13   $    0.13     $   1.29    $   0.20
  Gain on sale of discontinued operation ..........        --          --           0.28        --
  Cumulative effect of change in accounting principle      --          --            --        (0.18)
                                                      ---------   ---------    ---------   ---------

Diluted net income per share ......................   $    0.13   $    0.13     $   1.57    $   0.02
                                                      ==========  ==========   ==========   =========
Weighted average common shares outstanding:
  Basic ...........................................      15,983      15,641       15,890      15,611
  Diluted .........................................      17,574      15,887       17,111      15,732

* Restated to reflect change in accounting principle.

See Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                          Nine Months Ended
                                                                              November 30,
                                                                             ------------
                                                                         2000          1999 *
                                                                       ---------    ---------
Cash flows from operating activities:
  Cash received from customers ....................................   $ 124,817    $ 118,849
  Cash paid to suppliers and employees ............................    (114,261)    (105,678)
  Interest received ................... ...........................       2,980        2,256
  Interest paid ...................................................        (166)        (220)
  Income taxes  paid ..............................................      (7,199)        (925)
                                                                      ----------    ---------

    Net cash provided by operating activities .....................       6,171       14,282
                                                                      ----------    ---------

Cash flows from investing activities:
  Capital expenditures ............................................     (10,100)      (6,850)
  Sales of investments, principally Chartered Semiconductor .......      37,127         --
  Purchases of short-term investments .............................     (10,632)      (6,000)
  Sales of short-term investments .................................       3,003        2,002
  Other ...........................................................         597          476
                                                                      ----------    ---------

    Net cash provided by (used for) investing activities ..........      19,995      (10,372)
                                                                      ----------    ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock ..........................       2,599          716
  Purchases of treasury stock .....................................      (2,827)      (1,422)
  Repayments of obligations under capital leases ..................        (686)        (632)
                                                                      ----------    ---------

    Net cash used for financing activities ........................        (914)      (1,338)
                                                                      ----------    ---------

Effect of foreign exchange rate changes on cash and cash equivalents       (198)         980

Net cash provided by (used for) discontinued operation . ..........      12,370       (3,020)
                                                                      ----------    ---------

Net increase in cash and cash equivalents .........................      37,424          532

Cash and cash equivalents at beginning of period ..................      73,405       68,071
                                                                       ---------    ---------

Cash and cash equivalents at end of period ........................   $ 110,829    $  68,603
                                                                      ==========   ==========


Reconciliation of income from continuing operations to net cash provided by operating activities:

Income from continuing operations .................................    $  22,084   $   3,177

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:

  Depreciation and amortization ...................................       8,843       7,286
  Gains on sales of investments ...................................      27,850)        --
  Other adjustments, net ..........................................        (117)        608
  Changes in operating assets and liabilities:
    Accounts receivable ...........................................      (6,588)      3,955
    Inventories ...................................................      (8,670)     (8,203)
    Accounts payable and accrued expenses and other liabilities ...      13,292       6,867
    Other changes, net ............................................       5,177         592
                                                                        --------    ---------

Net cash provided by operating activities .........................    $   6,171  $  14,282
                                                                       =========   =========

* Restated to reflect change in accounting principle.

See Notes to Condensed Consolidated Financial Statements.


STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    Basis of Presentation

      The unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of, and results of operations for the three and nine month periods ended, November 30, 2000. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended February 29, 2000.

      Certain fiscal 2000 items have been reclassified to conform with the fiscal 2001 presentation.

2.    Accounting Change - Recognition of Revenue on Shipments to Distributors

      In the fourth quarter of fiscal 2000, the Company changed its accounting method for the recognition of revenue on shipments to distributors.
      Recognition of revenue and related gross profit on shipments to distributors is now deferred until the distributor resells the product. This change was made with an effective date of March 1, 1999 (the beginning of fiscal 2000). The results of operations and cash flows for the three and nine month periods ended November 30, 1999 have been restated to reflect this accounting change.

      Management of the Company believes that this accounting change is to a preferable method because it better aligns reported results with, focuses the Company on, and allows investors to better understand, end-user demand for the products SMSC sells through distribution.

3.    Balance Sheet Data

      Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

                                        Nov. 30,    Feb. 29,
                                         2000        2000
                                       --------    --------


      Raw Material ..................   $   704     $   361
      Work in Process ...............    19,565      11,146
      Finished Goods ................     8,405       8,544
                                        -------     -------

                                        $28,674     $20,051
                                        =======     =======


      Property, plant and equipment consists of the following (in thousands):

                                       Nov. 30,    Feb. 29,
                                          2000        2000
                                       --------    --------

      Land .........................   $  3,434   $  3,434
      Buildings and Improvements ...     30,375     30,097
      Machinery and Equipment ......     81,627     70,193
                                       --------   --------
                                        115,436    103,724
      Less: accumulated depreciation     77,556     69,587
                                       --------   --------
                                       $ 37,880   $ 34,137
                                       ========   ========

4.    Net Income (Loss) Per Share

      Basic net income (loss) per share is based upon the weighted-average number of common shares outstanding during the period. Diluted net income
      (loss) per share is computed using the weighted-average common shares outstanding during the period plus the dilutive effect of shares issuable through stock options.

      The shares used in calculating basic and diluted net income (loss) per share are reconciled as follows (in thousands):



                                           Three Months Ended  Nine Months Ended
                                                November 30,      Novemeber 30,
                                                -----------        -----------

                                               2000     1999      2000     1999
                                              ------   ------    ------   ------
      Average shares outstanding for
       basic net income (loss) per share ..   15,983   15,641    15,890   15,611
      Dilutive effect of stock options ....    1,591      246     1,221      121
                                              ------   ------    ------   ------
      Average shares outstanding for
       diluted net income (loss) per share    17,574   15,887    17,111   15,732
                                              ======   ======    ======   ======


5.    Comprehensive Income

      The Company's other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on long-term equity investments. The components of the Company's comprehensive income
      (loss) for the three and nine month periods ended November 30, 2000 and 1999 were as follows (in thousands):




                                           Three Months Ended  Nine Months Ended
                                                November 30,        November 30,
                                                ------------         -----------

                                                  2000     1999     2000    1999
                                                ------    ------   ------ ------

      Net income (loss)                       $  2,212  $ 2,084 $ 26,849 $   253

      Other comprehensive income (loss):
      Change in foreign currency translation
      adjustment                                  (567)     741     (311)  1,703

      Change in unrealized gain on investments (16,888)  16,205  (32,269) 16,553
                                                ------    ------  ------- ------

      Total comprehensive income (loss)       $(15,243) $19,030 $ (5,731)$18,509
                                               =======  =======  ======= =======

6.    Investments

      The Company has an equity interest in Singapore-based Chartered Semiconductor Manufacturing Ltd. (Chartered), acquired in fiscal 1996 at a cost of $19.9 million. In October 1999, shares of Chartered began trading publicly on the Singapore stock exchange, and also began trading on the NASDAQ stock market as American Depository Shares, or ADSs. As of November 30, 2000, the Company held approximately 444,000 of its original 828,000 Chartered ADSs, which are reported on the Consolidated Balance Sheet at $14.0 million, based upon their closing price on the NASDAQ stock market on that date.

      The significant increase in other income (net) reported for the nine month period ended November 30, 2000 reflects gains realized on sales of a portion of the Company's investment in Chartered, as well as proceeds from sales of call options covering a portion of its Chartered stock holdings. The gains totaled $24.2 million for the nine months ended November 30, 2000, while proceeds from the sales of call options were $2.2 million during the same period. There are no outstanding call options as of November 30, 2000.

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

8.    Common Stock Repurchase Program

      In October 1998, the Company's Board of Directors authorized the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. In July 2001, the authorization from the Company's Board was expanded from one million shares to two million shares. As of November 30, 2000, the Company has repurchased a total of 923,000 shares, at a cost of $7.2 million, under this program. Of that total, 253,000 shares, including the 200,000 shares purchased from Intel Corporation as described in Note 7, were repurchased for $2.8 million during the nine months ended November 30, 2000. The Company currently holds repurchased shares as treasury stock, reported at cost.

9.    Shareholder Rights Plan

      In January 1998, the Company's Board of Directors adopted a Shareholder Rights Plan, replacing the Company's previous plan which expired on January 12, 1998. In the event of certain efforts to acquire control of the Company, this plan allows shareholders to purchase common stock of the Company at a discounted price. In December 2000, the Company amended this plan to exclude Citigroup, Inc.'s (Citigroup) ownership of common stock from requiring distribution of rights under the plan, so long as Citigroup's ownership does not exceed 28% and remains a passive investor. Citigroup is currently the Company's largest shareholder.

10.   Discontinued Operation

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

      During the first quarter of fiscal 2001, the Company sold the majority of its ownership interest in SMI and realized an after-tax gain of $4.8 million, which appears as a Gain on sale of discontinued operation on the Consolidated Statement of Operations for the nine months ended November 30, 2000. This sale of SMI stock reduced the Company's ownership interest in SMI below 5%, satisfying its prior commitment to reduce its SMI ownership below 20%.

11.   Recent Accounting Pronouncements

      In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 138), which is required to be adopted in years beginning after June 15, 2000. This statement amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and defers its effective date by one year. The Company is currently evaluating the impact that the adoption of SFAS 138 will have on its results of operations and financial position.

      In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" (FIN 44). FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44, which became effective July 1, 2000, did not have a material effect on the Company's financial statements.

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The provisions of SAB 101 did not have a material effect on the Company's operations or financial position.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements and footnotes thereto contained in
Item 1 of this report.

Overview

Standard Microsystems Corporation (the Company or SMSC) is a worldwide designer and supplier of metal-oxide-semiconductor/very-large-scale-integrated (MOS/VLSI) circuits. Currently, the Company is prominent as the world's leading supplier of input/output (I/O) integrated circuits. I/O circuits perform many of the basic input/output functions required in a personal computer or an embedded application, including keyboard control and BIOS, floppy disk control and serial and parallel port control. The Company also supplies integrated circuits for embedded control systems, local area networking applications and connectivity applications. The Company's products are manufactured by world-class semiconductor foundries and assemblers.

Strategically, the Company is introducing a line of System Controller Hubs based upon its I/O technology and is pursuing broader embedded product offerings, particularly for USB connectivity, and a line of chipsets.

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

Results of Operations

The Company's operating results for the three and nine month periods ended November 30, 1999 have been restated to reflect the Company's change in accounting policy for the recognition of revenue on shipments of products to distributors. This change was made in the fourth quarter of fiscal 2000, with an effective date of March 1, 1999.

Revenues

Revenues for the third quarter of fiscal 2001 were $46.9 million, an increase of approximately 9% above revenues of $43.2 million for the corresponding year-earlier quarter. This increase was driven by an increase in unit shipments, partially offset by lower selling prices compared to the corresponding year-earlier period.

Revenues for the nine months ended November 30, 2000 were $131.0 million, compared to $119.3 million reported for the nine months ended November 30, 1999. Consistent with the third quarter's revenue comparison, this revenue increase resulted from higher unit shipments across most product lines and new design wins, partially offset by lower average selling prices.

Gross Profit

Gross profit was $19.4 million, or 41.4% of revenues, for the third quarter of fiscal 2001, compared to $17.4 million, or 40.3% of revenues, for the corresponding year-earlier quarter. For the nine months ended November 30, 2000, gross profit was $53.7 million, or 41.0% of revenues, compared to $46.2 million, or 38.7% of revenues, in the prior year's first nine months. This improvement in gross profit was attributable to improved manufacturing efficiencies and the better utilization of overhead resulting from higher unit shipments, and a shift in product mix towards products with higher gross margins.

Operating Expenses

Research and development spending was $9.0 million for the third quarter of fiscal 2001, an increase of $2.8 million, or 44.3%, over $6.2 million for the corresponding year-earlier quarter. For the nine months ended November 30, 2000, research and development expenses were $24.4 million, an increase of $6.6 million, or 36.9%, over $17.8 million for the first nine months of the prior fiscal year. The spending increases reflect continued hiring of engineering staff and new product development costs. The Company continues to focus most of its incremental research and development efforts on its chipset development programs.

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

Selling, general and administrative expenses were $9.2 million, or 19.5% of revenues, in the current year third quarter, as compared to $8.8 million, or 20.3% of revenues, in the corresponding prior year quarter. Selling, general and administrative expenses for the current nine month period were $26.7 million, or 20.3% of revenues, compared to $25.4 million, or 21.3% of revenues, for the prior year nine month period. The increases in the three and nine month periods resulted from higher commissions and incentives associated with the higher revenues in those periods, as well as increased compensation costs.

Selling, general and administrative expenses include compensation and fringe benefit costs related to field sales, marketing and administrative personnel, commissions and incentive expenses, advertising and promotional expenditures, and legal and other professional service fees. Also included in selling, general and administrative expenses are costs related to field application engineers who help stimulate demand by assisting customers in the selection and proper use of the Company's products.

Other Income and Expense

Interest income increased to $1.6 million and $4.2 million in the three and nine month periods ended November 30, 2000, respectively, compared to $0.9 million and $2.3 million in the corresponding year earlier periods. These increases reflect higher cash and cash equivalent balances available for investment in the current year.

Other income (net), totaled $0.2 million in the third quarter of fiscal 2001, compared to nominal other expenses (net) in the corresponding year-earlier quarter. Corresponding other income (net) of $27.7 million and other expense
(net) of $0.2 million were reported for the first nine months of fiscal 2001 and fiscal 2000, respectively. The significant increase in other income (net) in the nine month period reflects gains realized on sales of a portion of the Company's investment in Singapore-based Chartered Semiconductor Manufacturing Ltd. (Chartered) during fiscal 2001, as well as proceeds from sales of call options covering a portion of its Chartered stock holdings. The gains totaled $24.2 million for the nine month period ended November 30, 2000, while proceeds from the sales of call options were $2.1 million during the same period. There are no outstanding call options as of November 30, 2000.

Income Taxes

The Company's effective income tax rates for the third quarter and first nine months of fiscal 2001 were 25.6% and 36.0% respectively, compared to 37.0% and
37.2 % for the year-earlier periods. The Company reduced its expected fiscal 2001 income tax rate from 37.0% to 36.0% during the quarter ended November 30, 2000. The impact of this reduction on the first and second quarters of fiscal 2001, for which income taxes had previously been provided for at 37.0%, is reflected within the 25.6% effective income tax rate for the third quarter. The decrease in the expected effective tax rate reflects a higher level of tax-free investment income expected in fiscal 2001 than previously forecasted. Generally, the Company's income tax rate includes the federal, state and foreign statutory tax rates, the impact of certain permanent differences between the book and tax accounting treatment of certain expenses, the impact of tax-exempt income and various tax credits.

Discontinued Operations

The Company realized an after-tax gain of $4.8 million in the first quarter of fiscal 2001 associated with the sale of most of its ownership interest in Standard MEMS, Inc. (SMI). SMI was created through the June 1999 sale of the assets of the Company's Foundry Business Unit to Inertia Optical Technology
Applications, Inc. in exchange for a 38% interest in the resulting combined operation, which was renamed Standard MEMS, Inc. This transaction is reported as a Gain on the sale of discontinued operation on the Consolidated Statement of Operations for the first nine months of fiscal 2001.

Cumulative Effect of Change in Accounting Principle

The net loss for the first nine months of fiscal 2000 reflects an after-tax charge of $2.9 million, or $0.19 per diluted share, for the cumulative effect on all prior years of the Company's change in accounting principle for revenue recognition on sales of products to distributors. This accounting change was implemented in the fourth quarter of fiscal 2000, with an effective date of March 1, 1999 (the beginning of fiscal 2000). The Company now defers revenue and gross profit on sales to distributors until the distributor resells the product.


Liquidity and Capital Resources

The Company's cash and cash equivalents increased to $110.8 million as of November 30, 2000, from $73.4 million as of February 29, 2000. The Company also holds short-term investments of $9.6 million at November 30, 2000, compared to $2.0 million at February 29, 2000.

For the first nine months of fiscal 2001, $6.2 million of cash was provided by operating activities, $20.0 million was provided by investing activities, and $0.9 million was consumed in financing activities. Most of the cash provided by investing activities resulted from the aforementioned sales of Chartered ADSs. During the first quarter of fiscal 2001, the Company also received $12.4 million in cash from the sale of a majority of its investment in SMI, which is reported within Net cash provided by discontinued operation in the Consolidated Statement of Cash Flows.

During the first nine months of fiscal 2001, the Company invested $10.1 million in capital expenditures, the majority of which was for production test equipment and the expansion of the Company's production test operation. Over the next twelve months, the Company plans to continue to expand its test operation and also expects to invest in intellectual property used in the design of its products. Fiscal 2001 capital expenditures are expected to exceed the $10.5 million of such expenditures incurred in fiscal 2000.

Accounts receivable increased to $24.1 million at November 30, 2000, compared to $16.6 million at February 29, 2000, primarily resulting from higher revenues in the third quarter of fiscal 2001 ($46.9 million) compared to the fourth quarter of fiscal 2000 ($33.9 million). The Company's accounts receivable are substantially all current as of November 30, 2000.

During the first nine months of fiscal 2001, the Company's inventories increased by approximately $8.6 million to $28.7 million. The increase in inventory is primarily due to the Company increasing minimum stock levels on certain high-volume products to be more responsive to customers' non-forecasted product demands. The Company believes that it is now well positioned to meet customer demand.

The increase in accounts payable, from $9.6 million at February 29, 2000 to $21.6 million at November 30, 2000, resulted from a higher amount of materials purchased in November 2000, as compared to February 2000. The increase in accrued expenses and other liabilities, from $9.5 million at February 29, 2000 to $17.3 million at November 30, 2000, principally reflects an increase in income taxes payable.

The Company has considered in the past, and will continue to consider, various possible transactions to secure necessary foundry manufacturing capacity, including equity investments in, prepayments to, or deposits with foundries, in exchange for guaranteed capacity or other arrangements which address the Company's manufacturing requirements.

In October 1998, the Company's Board of Directors authorized the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. In July 2001, the authorization from the Company's Board was expanded from one million shares to two million shares. As of November 30, 2000, the Company has repurchased a total of 923,000 shares, at a cost of $7.2 million, under this program. Of that total, 253,000 shares, including the 200,000 shares purchased from Intel Corporation as described in Note 7, were repurchased for $2.8 million during the nine months ended November 30, 2000.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - As of November 30, 2000, the Company's $9.6 million of short-term investments consisted of investments in corporate and municipal obligations with maturities of between three and twelve months. If market interest rates were to increase immediately and uniformly by 10% from the levels at November 30, 2000, the fair value of these short-term investments would decline by an immaterial amount. The Company generally expects to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on short-term investments.

Equity Price Risk - The Company is exposed to an equity price risk on its investment in Chartered Semiconductor Manufacturing, Ltd. and several other publicly traded equity investments. For every 10% adverse change in the market value of Chartered Semiconductor common stock, the Company would experience a decrease of approximately $1.4 million to its November 30, 2000 investment value. The Company has sold call options on this security in the past and may do so in the future to reduce some of this market risk.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

In October 2000, Standard Microsystems Corporation was named as a defendant, along with several other semiconductor suppliers, in a patent infringement lawsuit filed by U.S. Philips Corporation in the United States District Court for the Southern District of New York (U.S. Philips Corporation v. Analog Devices, Inc., et al, Case Number 00 CIV. 7426). The Complaint filed in the suit alleges that some of the Company's products infringe one Philips patent, and seeks injunctive relief and unspecified damages. The Company has reviewed and investigated the allegations in the complaint and believes that the suit is without merit. The Company has filed its Answer in the Court and is contesting these allegations vigorously.

In September 1996, the Company reached an agreement with Penril Datacomm Networks, Inc. to settle legal action initiated by Penril in June 1993 (the Penril litigation). In 1990 and 1991, Penril had entered into technology and product agreements with Sigma Networks Systems, Inc. (Sigma), which was subsequently acquired by SMSC pursuant to a December 1992 Merger Agreement. The Company reorganized Sigma as its Enterprise Networks Business Unit (ENBU), and subsequently sold the ENBU to Cabletron Systems, Inc. in January 1996. The Penril litigation had alleged acts of fraud and breach of contract perpetrated by Sigma against Penril prior to its 1992 acquisition by SMSC. Following the September 1996 settlement of Penril litigation, and pursuant to the provisions of the Merger Agreement, SMSC unsuccessfully pursued its contractual indemnification rights against the two former principals of Sigma (the principals). In March 1999, SMSC filed a lawsuit in the U.S. District Court for the Eastern District of New York against the principals, alleging fraud, breach of contract, conspiracy and unjust enrichment, seeking to recover damages in excess of $10 million resulting from the Penril litigation. This lawsuit has been stayed by the Court, and the Company's claims, along with counterclaims alleged by the principals, are being arbitrated by the American Arbitration Association under the terms of the Merger Agreement. In September 2000, the Company and its former Chairman of the Board / Chief Executive were named as defendants in a lawsuit filed by the principals in Superior Court of the Commonwealth of Massachusetts (the Action). In October, the Action was moved to U.S. District Court for the District of Massachusetts. The Action alleges breach of contract, fraud, and unfair and deceptive acts, relating to the Company's January 1996 sale of the ENBU and the September 1996 settlement of the Penril litigation. The Action claims damages well in excess of SMSC's current market valuation. While the Company can give no assurance that it will prevail in this Action, it considers the Action to be frivolous and will vigorously contest the claims. The Company believes that resolution of the Action will not have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

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

As previously reported in the Company's Annual Report on Form 10-K for the year ended February 29, 2000, the Company filed an action against Accton Technology Corporation, SMC Networks, Inc. and other parties (collectively, Accton, as used hereinafter) in January 1999 in the Supreme Court of New York (the Action) but, in November 1999, the Court stayed the Action and directed the parties to arbitration. In June 2000, the court denied SMSC's motion requesting the court to stay arbitration of certain claims which the Company believes to be non-arbitrable. The parties are now proceeding with arbitration and, in July 2000, the Company asserted various claims against Accton, including claims for fraud, improper transfer of profits, mismanagement, breach of fiduciary duties and payment default.

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

ITEM 2.   Changes in Securities and Use of Proceeds

(a) In January 1998, the Company's Board of Directors adopted a Shareholder Rights Plan, replacing the Company's previous plan which expired on January 12, 1998. In the event of certain efforts to acquire control of the Company, this plan allows shareholders to purchase common stock of the Company at a discounted price. In December 2000, the Company amended this plan to exclude Citigroup, Inc.'s (Citigroup) ownership of common stock from requiring distribution of rights under the plan, so long as Citigroup ownership does not exceed 28% and remains a passive investor. Citigroup is currently the Company's largest shareholder.


ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

       Exhibit 4 - Amendment Number 1 (dated December 8, 2000) to January 7, 1998 Rights Agreement.

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

                   STANDARD MICROSYSTEMS CORPORATION
                             (Registrant)


DATE:  January 12, 2001   /S/     Andrew M. Caggia
                                  ------------------------
                                      (Signature)

                                  Andrew M. Caggia
                                  Senior   Vice   President   -  Finance   (duly
                                  authorized   officer)   and  Chief   Financial
                                  Officer (principal financial officer)