Form 10-K
period 2001-02-28
STANDARD MICROSYSTEMS CORP
filed 2001-05-25
CIK 93384

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-K

                              -------------------

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended February 28, 2001

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

                              -------------------

        Securities registered pursuant to Section 12(b) of the Act: None

                              -------------------

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.10 par value
                         Preferred Stock Purchase Rights
--------------------------------------------------------------------------------
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

        As of May 24, 2001, 16,127,525 shares of the registrant's common stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $ 210,730,000.

                       Documents Incorporated By Reference

        The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

--------------------------------------------------------------------------------
        Document                                                     Part
Those portions of the registrant's 2001 annual report to
shareholders (the "Annual Report") which are specifically
identified herein as incorporated by reference into this Form
10-K.                                                                 II

Those portions of the registrant's proxy statement for the
registrant's 2001 Annual Meeting (the "Proxy Statement") which are specifically identified herein as incorporated by reference
into this Form 10-K.                                                 III
================================================================================

                        Standard Microsystems Corporation
                                    Form 10-K
                   For the Fiscal Year Ended February 28, 2001




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


PART IV
-------

     Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

Items 1, 3, 7 and 7A of this Form 10-K contain forward-looking statements concerning various aspects of the Company's business, including its strategy, product development efforts and litigation. These statements involve numerous risks and uncertainties including those discussed throughout this document. For a further explanation and details of some of these risks, please refer to "Other Factors That May Affect Future Operating Results" under Item 1.



                                     PART I


ITEM 1. BUSINESS.
-----------------

GENERAL DESCRIPTION OF THE BUSINESS

Standard Microsystems Corporation (the Company, the Registrant, or SMSC) is a Delaware corporation, organized in 1971. As used herein, the terms Company, Registrant and SMSC include the Company's subsidiaries, except where the context otherwise requires.

SMSC is a worldwide designer and supplier of leading-edge metal-oxide-semiconductor/very-large-scale-integrated (MOS/VLSI) circuits for the personal computer, peripherals and embedded systems marketplaces. The Company's products provide solutions in Advanced Input/Output (I/O) technology, Systems Logic, USB Connectivity, Local Area Networking and Embedded Control Systems. SMSC is the world's leading supplier of I/O integrated circuits for personal computers.

The Company sells its products to a worldwide customer base, which includes most of the world's leading personal computer manufacturers. The Company's I/O circuits reside on the motherboards of personal computer products sold by Compaq, Dell, Fujitsu, Gateway, Hewlett-Packard, IBM, Intel, NEC, Sony, Toshiba and most other leading manufacturers.

SMSC is headquartered in Hauppauge, New York, and has operations in North America, Taiwan, Europe and Japan. The Company operates four engineering and marketing facilities, located in California, New York, Texas and Japan. These offices are staffed with highly skilled IC design and product engineers, and semiconductor marketing and sales specialists.


PRINCIPAL PRODUCTS OF THE COMPANY

The Company's products are grouped into several product families - advanced input/output (I/O) controllers, systems logic chipsets, and several embedded product lines, including USB connectivity products, Ethernet products, and embedded systems products.

The Company is broadening its product offerings and has made significant investments in the development of new products in all of its product families. Products currently being developed include a line of systems logic chipsets, and a series of products for its embedded product lines.

In recent years, the majority of the Company's revenues have been derived from supplying advanced I/O circuits to the PC marketplace. The Company's advanced I/O integrated circuits accounted for approximately two-thirds of total revenues in fiscal 2001, compared to more than 75% in fiscal 2000 and fiscal 1999. Embedded products, which grew significantly in fiscal 2001, accounted for the balance of total revenues.


INPUT/OUTPUT (I/O) CONTROLLERS
------------------------------

Input/Output (I/O) technology is required in every PC, and other related applications, to perform various functions. Basic I/O functions have historically included floppy disk control (FDC), keyboard control and BIOS, and parallel and serial port control.

As PC designs have expanded, the role of the I/O controller has increased to include other functions like infrared communications support, system management (fan tachometer and control, or chassis intrusion, for example), and power management. The Company's ability to incorporate greater functionality in the PC I/O device through higher levels of integration enables PC designers to implement required features at lower cost on a system-dependent basis.

The particular features of I/O controllers are dictated according to the PC designer's requirements and vary based on target markets as well as the need to maintain compatibility with other components of the PC design. These features may include unique configurations of general-purpose input/output pins, infrared support, game port, real time clock, hardware monitoring, and power management. The attributes of a specific I/O controller are intended to make it more specifically suitable for targeted applications like commercial or consumer PCs, PC servers, and PC motherboards for the merchant motherboard or embedded markets.

A major advantage of designing-in SMSC's products is that one circuit board design can accommodate any one of the several devices within any specific product group. This allows customers to easily upgrade to higher-performance products as their end market changes, retaining investments in board design, firmware development, and overall testing and reliability procedures. Devices in this category are featured specifically for use in targeted application areas such as commercial PCs, consumer PCs, and merchant market motherboards.

The Company has prepared for the latest advancement of PC technology with the creation of a line of advanced I/O parts designed for the Low Pin Count (LPC) bus architecture. LPC is a bus standard introduced with advanced systems logic chipsets in 1999 and is rapidly replacing the Industry Standard Architecture
(ISA) bus within the PC. LPC is a simpler, more efficient, lower cost means of interconnecting peripheral devices to the PC.

The Company's market leadership in advanced I/O chips is greatest in the size, power, and feature-sensitive mobile PC market. The Company offers a complete line of I/O devices designed especially for notebook applications. The FDC37N769/869 series provides basic I/O controls in a small, power-efficient package. The FDC37N972 series represents a higher level of integration and includes a powerful keyboard controller based on the 8051 microprocessor, enabling internal keyboard scanning and control, as well as Power Management features important to the mobile PC environment. All devices support the Infrared Data Association (IrDA) 1.0 and 1.1 protocol, allowing wireless communications support at speeds up to 4 Mbps. The Company's latest notebook I/O device, the LPC47N252, contains 64K of embedded flash memory and supports the same type of applications as the FDC37N972 using the LPC bus architecture.

All of the Company's advanced I/O devices are designed to meet requirements as defined by industry-standard PC design, interface, and configuration rules, are certified compatible with industry-standard systems logic chipsets, and are fully supported by major system BIOS suppliers. The Company's advanced I/O products are designed to meet the system requirements necessary to achieve Microsoft PC Logo Certification, and new designs meet Advanced Configuration and Power Initiative (ACPI) criteria.


SYSTEMS LOGIC CHIPSETS
----------------------

Systems logic chipsets are circuits that interface with the microprocessor (CPU) and control the major functions of the PC. The typical components of a systems logic chipset are the Memory Controller (North Bridge) and the I/O Controller (South Bridge). The North Bridge interfaces directly to the CPU and provides control of memory and bridges the CPU to both the Accelerated Graphics Port
(AGP) and the PCI bus, which provides a path to all other elements of the PC. The South Bridge resides on the PCI bus and hosts the ISA, IDE, and USB buses, as well as providing other functions like power management.

In recent years, SMSC has invested significant resources in the development of a line of systems logic chipsets. The Company believes that its existing I/O technology portfolio, its strong relationships with major PC suppliers, and its significant intellectual property rights provide a solid foundation for its chipset development initiatives. As part of this strategy, in September 1999, the Company signed a technology exchange agreement with Intel Corporation (Intel), the world's leading supplier of chipsets, intended to accelerate the Company's development of value-added chipset solutions that support Intel microprocessors in personal computer and embedded applications. As part of this agreement, the Company gains access to Intel's complete line of current and future memory controllers and Firmware Hub devices.

During fiscal 2001, the Company introduced its VictoryBX-66 chipset, which combines Intel(R)'s 440BX North Bridge with SMSC's Victory66 SLC90E66 South Bridge. These full-featured devices are designed to industry standards and are compatible with Intel Pentium(R), Pentium II and Pentium III CPUs. The SLC90E66 also supports third party North Bridge devices for support of non-Intel CPUs. The VictoryBX-66 chipset is pin compatible with the Intel 82371 (PIIX4E) chipset to assure interoperability and market acceptance.

The Company's systems logic chipset development activities are continuing on new, more advanced product offerings.


USB CONNECTIVITY PRODUCTS
-------------------------

USB connectivity products rely on communications standards utilizing Universal Serial Bus (USB) to enable enhanced communications features for the PC and PC peripheral applications.

The Company's USB peripheral controller devices are based on its patented memory management technology used in its Ethernet products. This technology allows the OEM community to exploit the full bandwidth of USB, enabling its use in applications previously limited to motherboard devices such as floppy disk interfaces, parallel port support, and similar legacy input/output functions.

The Company's USB97C100 and USB97C102 devices are general-purpose controllers for use in high performance or multiple peripheral applications, such as port replicators. In addition, the USB97CFDC device, which integrates the Company's floppy disk controller (FDC), provides a complete, single-chip USB solution for external floppy drives.


ETHERNET PRODUCTS
-----------------

Local Area Networking (LAN) devices enable personal computers and peripheral devices to be connected to networks and permit communications among LAN users. Connection to a LAN permits a user to send messages to and receive messages from other LAN users and share common resources such as printers, disk drives, files and programs. The Company's Ethernet products are primarily used in embedded LAN applications and can provide customers with complete Ethernet connections, from the isolation magnetics to the host bus.

The Company has developed an advanced series of highly-integrated single-chip Ethernet media access controllers (MACs), which provide an architectural basis for a large variety of follow-on products. Offering a variety of features, these devices support both Ethernet and Fast Ethernet networking protocols. The Company also sells a family of 10/100 Mbps Physical Layer devices (PHYs) - complete physical layer solutions, in a single chip. These chips are specifically matched to the Company's MACs.

During fiscal 2001, SMSC announced the development of its LAN91C111 Non-PCI 10/100 Mbps single chip Ethernet MAC+PHY Controller. The LAN91C111 integrates the IEEE 802.3 compliant Fast Ethernet MAC, the 10/100 Mbps Ethernet Physical Layer (PHY) and transmit and receive buffer memory (SRAM) into a single device, delivering full functionality in a high performance compact design and thereby reducing system cost. It is designed to facilitate the implementation of a third generation of Fast Ethernet connectivity solutions for embedded applications that use ARM, SH, MIPS, 68K/Coldfire, PowerPC and other RISC processors.

The Company offers a suite of device software drivers that support the rich feature sets and exploit the architectural advantages of all of the Company's Ethernet hardware solutions. Drivers are available for the most popular networking environments and operating systems, including DOS, Windows (3.1, 95, 98, NT and 2000), Windows CE, Windows NT Embedded, Novell Netware and Linux. The Company also offers designers evaluation material, reference designs, and superior Field Applications Engineering support available with each product.


EMBEDDED NETWORKING DEVICES
---------------------------

The Company offers a complete line of ARCNET-based Embedded Networking Devices that provide solutions in industrial and embedded machine-to-machine communication applications. They are used in such diverse applications as cellular phone base stations, passenger elevator systems, ATM machines, HVAC control systems, factory automation, point-of-sale systems and a wide variety of other applications where reliability of communications between machines is of paramount importance. While Ethernet has become the dominant LAN protocol in office networking, the ARCNET protocol offers many characteristics that make it ideal for industrial and embedded networking environments, including its high reliability and fault tolerance, and its adaptability to a wide variety of cabling media and configurations.


COMPETITION

The Company competes in the semiconductor industry, and many of its primary customers do business in the Personal Computer industry. Intense competition, rapid technological change, cyclical market patterns, price erosion and periods of mismatched supply and demand have historically characterized both industries.

SMSC faces competition from several large semiconductor manufacturers, some of which have greater size and financial resources than the Company. The Company's principal competitors in the Advanced I/O controller market include National Semiconductor Corporation, Winbond Electronics Corporation and Integrated Technology Express, Inc. (ITE).

As the Company continues to broaden its product offerings, it may face new competitors in these new markets. Many of the Company's potential competitors have the ability to invest larger dollar amounts into research and development, and some have their own manufacturing facilities, which can give them a cost advantage on large volume products.

The principal methods that the Company uses to compete include the introduction of innovative new products, adding new features, improving performance, servicing customers, availability of product and constantly striving to reduce manufacturing costs.


CUSTOMER SERVICE AND SUPPORT

The Company strives to make the design-in of its products as easy as possible for its customers. To facilitate this, the Company offers a wide variety of support tools, including evaluation boards, sample BIOS, diagnostics programs, sample schematics and PCB layout files, driver programs, data sheets, industry standard specifications and other documentation. These tools are readily available from the Company's sales offices and sales representatives. The Company's home page on the world wide web (http://www.smsc.com) provides customers with immediate access to its latest product information. In addition, the Company maintains an electronic bulletin board so that registered customers can download software updates as needed.

In addition to these tools, the Company serves its customers with a worldwide network of Field Application Engineers. These engineers provide the latest information on the Company's products and are available to answer customer questions and resolve technical issues. The Field Application Engineers are backed by Factory Application Engineers, who work with both the customer's and the Company's factory design and product engineers to develop the requisite support tools, as well as facilitate the smooth introduction of new products.


RESEARCH AND DEVELOPMENT

The industry and the individual markets in which the Company currently competes are highly competitive and the Company believes that the continued investment in research and development (R&D) is critical to maintaining and improving its competitive position.

The Company's research and development activities are primarily directed towards the design of new integrated circuits, the development of new software design tools and blocks of logic, as well as ongoing cost reductions and performance improvements in existing products.

During the fiscal year ended February 28, 2001, the Company spent $32.6 million on R&D activities. This compares with $24.4 million and $17.4 million spent during fiscal 2000 and fiscal 1999, respectively. The increases in both periods reflect increased engineering staff, increases in R&D testing and validation spending and equipment as well as other development costs.


MANUFACTURING

The Company is a fabless semiconductor solutions provider, which is an increasingly common business model in the semiconductor industry. It uses third party contract foundries and package assemblers to manufacture its wafers, cut these wafers into die and assemble these die into the finished package.

This strategy allows the Company to focus its resources on product design and development, marketing and quality assurance. It also reduces fixed costs and capital requirements, and allows the Company access to the most advanced manufacturing capabilities.

The Company's primary wafer suppliers are Chartered Semiconductor Manufacturing, Ltd. in Singapore, Taiwan Semiconductor Manufacturing Company, Ltd. (TSMC) in Taiwan, and Agere Systems Inc. (formerly Lucent Technologies, Inc.) in Madrid, Spain. The Company may negotiate additional foundry supply contracts and establish other sources of wafer supply for its products as such arrangements become economically useful or technically necessary.

Processed silicon wafers are shipped to various third party assembly suppliers, most of which are located in the Pacific Rim region, where good die are separated into individual chips that are then encapsulated into plastic packages. As is the case with the Company's wafer supply requirements, the Company employs a number of independent suppliers for assembly purposes. This enables the Company to take advantage of the subcontractor's high volume manufacturing, related cost savings, speed and supply flexibility. It also provides the Company with timely access to cost-effective advanced process and package technologies. The Company purchases most of its assembly services from Advanced Semiconductor Engineering, Inc., ST Assembly Test Services, Ltd., Siliconware Precision Industries Co., Ltd., and Amkor Technology, Inc.

Following assembly, each of the packaged units receives final testing, marking and inspection prior to shipment to customers. Final testing for most of SMSC's products is performed at the Company's own state-of-the-art testing operation in Hauppauge, New York. Final testing services of independent test suppliers are also utilized as necessary, most of which occurs in the Pacific Rim region.


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

The Company has patent cross-licensing agreements with more than thirty companies, including such semiconductor manufacturers as IBM, Intel, Micron Technology, NEC and Texas Instruments. Almost all of these cross-licensing agreements give the Company the right to use, royalty-free, patented intellectual property of the other companies. In situations where the Company needs to acquire strategic intellectual property not covered by cross-licenses, the Company enters into purchase agreements with the companies that own the required intellectual property.


SALES AND DISTRIBUTION

The Company maintains a worldwide selling organization that includes a direct sales force, independent manufacturers' representatives, and electronic component distributors (distributors).

The Company's sales and marketing resources are organized to pursue opportunities and to support two separate, but complementary, product families - Embedded Products and Personal Computer (PC) Products.

The markets served by Embedded Products are characterized by smaller orders, longer design cycles, higher margins and longer product life cycles. These products are sold to a wide customer base, primarily through franchised distributors. Approximately 33% of the Company's fiscal 2001 revenues were provided by sales of Embedded Products.

PC Products are marketed primarily to companies who design and manufacture PC motherboards and PC systems. Most of these companies are large PC suppliers, including Compaq, Dell, Gateway, Hewlett-Packard, IBM and Intel, or their subcontractors. PC Products are also sold through distributors, providing access to a broad base of smaller suppliers of PC products.

The Company sells its products into the Japanese marketplace primarily through its majority-owned subsidiary, Toyo Microsystems Corporation.

In accordance with industry practices, distributors have certain rights of return and price protection privileges on unsold product until the distributor sells the product. Distributor contracts may be terminated by written notice by either party. The contracts specify the terms for the return of inventories. Returns of product pursuant to termination of these agreements have not been material.

The Company generates a significant portion of its revenues from international sales. While the demand for the Company's products is primarily driven by the worldwide demand for personal computers, peripheral devices, and embedded systems applications sold by U.S.-based suppliers, a significant portion of the Company's products are sold to manufacturing subcontractors of those U.S.-based suppliers, located in Asia and the Pacific Rim. The majority of the world's personal computer and personal computer motherboard manufacturing activity occurs in that region. The Company expects that international shipments, particularly to the Asia and Pacific Rim region, will continue to represent a significant portion of its revenues.

The table below summarizes sales by geographic region for fiscal 2001 (dollars in thousands):


For the year ended February 28, 2001              Amount         Percent
--------------------------------------------------------------------------

Asia and Pacific Rim .........................  $ 99,619          61.0  %
North America ................................    39,170          24.0  %
Europe .......................................    24,240          14.8  %
Rest of World ................................       399           0.2  %
--------------------------------------------------------------------------

                                                $163,428         100.0  %
--------------------------------------------------------------------------


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

During fiscal 2001, one customer accounted for 11.2% of the Company's revenues. In fiscal 2000 one customer accounted for 14.5% of the Company's revenues and in fiscal 1999, one customer accounted for 11.8% of the Company's revenues.


EMPLOYEES

At February 28, 2001, the Company employed 459 individuals, including 92 in sales, marketing and customer support, 136 in manufacturing and manufacturing support, 141 in research and product development and 90 in administrative activities.

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


OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Before deciding to invest in the Company, or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in the Company's other reports filed with the SEC, including our reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also affect the Company's operations. If any of these risks actually occur, SMSC's financial condition or results of operations may be adversely affected.

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

The Company's future growth will depend, among other things, upon its ability to continue to expand its product line. The Company's future product plans include expanding its line of chipsets, offering products for applications that are presently served by other suppliers. Some of these suppliers have well-established market positions and products that have already been proven to be technologically and economically competitive. There can be no assurance that the Company will be successful in displacing these suppliers in the targeted applications. Moreover, certain functionality currently performed by the Company's standalone input/output integrated circuits is increasingly being integrated into chipsets. This may displace some of the Company's existing products in the applications that they presently serve.

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

Shipments to Distributors - A significant portion of the Company's fiscal 2001 revenues were made through distributors. The Company's distributors generally offer products of several different suppliers, including products that may be competitive with the Company's products. Accordingly, there is risk that these distributors may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company's products. In addition, the Company's agreements with its distributors are generally terminable at the distributor's option. No assurance can be given that future sales by distributors will continue at current levels or that the Company will be able to retain its current distributors on acceptable terms. A reduction in sales efforts by one or more of the Company's current distributors or a termination of any distributor's relationship with the Company could have an adverse effect on the Company's operating results.

Business Concentration in Asia - A significant number of the Company's foundries and subcontractors are located in Asia. Many of the Company's customers also manufacture in Asia or subcontract manufacturing to Asian companies. This concentration of manufacturing and selling activity in Asia poses risks that could affect the supply and cost of the Company's products, including currency exchange rate fluctuations, economic and trade policies and the political environment within Asian communities. The Pacific Rim region is also subject to the risk of earthquakes. For example, in September 1999, a major earthquake caused widespread damage and business interruptions in Taiwan. A significant portion of the world's personal computer component and circuit board manufacturing, as well as personal computer assembly, occurs in Taiwan, and many of the Company's suppliers and customers are based in, or do significant business in, Taiwan. While the September 1999 earthquake did not materially adversely affect the Company's business, future earthquakes or other natural disasters in this region could adversely effect the Company's operating results.

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

Volatility of Stock Price - The market price of the Company's common stock can fluctuate significantly on the basis of such factors as the Company's or its competitors' announcements of new products, quarterly fluctuations in the Company's financial results or in the financial results of other semiconductor companies, changes in the expectations of market analysts or investors, or general conditions in the semiconductor industry or in the financial markets. In addition, stock markets in general have recently experienced extreme price and volume volatility. This volatility has often had a significant impact on the stock prices of high technology companies, at times for reasons that appear unrelated to the company's performance.

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

ITEM 2. PROPERTIES.
------- -----------

The Company owns four facilities, totaling approximately 222,000 square feet of plant and office space, located on approximately 25 acres in Hauppauge, New York, where research, development, product testing, warehousing, shipping, marketing, selling and administrative functions are conducted.

The Company leases two of its owned buildings and related improvements to outside parties under noncancelable operating leases. The leases are scheduled to expire in May 2004 and May 2010, respectively.

In addition, the Company maintains offices in leased facilities in San Jose, California; Austin, Texas; Munich, Germany; Tokyo, Japan and Taipei, Taiwan.

As of February 28, 2001, the Company owned machinery and equipment, property and leasehold improvements with an original cost of $115.8 million and accumulated depreciation and amortization of $80.3 million.


ITEM 3. LEGAL PROCEEDINGS.
------- ------------------

The Company is subject to various lawsuits and claims in the ordinary course of business. While the outcome of these matters cannot be determined, management believes that their ultimate resolution will not have a material effect on the Company's operations or financial position.

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

In October 1997, the Company sold an 80.1% interest in SMC Networks, Inc., a then-newly formed subsidiary comprised of its former local area networking division, to an affiliate of Accton Technology Corporation (Accton). In consideration for the sale, the Company received $40,237,000 in cash, of which $2,012,000 was placed in an escrow account, scheduled for release in January 1999, to secure the Company's indemnity obligations under the agreement. The Company's 19.9% minority interest in SMC Networks, Inc. is carried at a cost of $8,452,000 within other assets on the accompanying Consolidated Balance Sheets.

In December 1998, Accton notified the Company and the escrow agent of Accton's intention to seek indemnification and damages from the Company in excess of $10 million by reason of alleged misrepresentations and inadequate disclosures relating to the transaction and other alleged breaches of covenants and representations in the related agreements. Based upon those allegations, the escrow account was not released to the Company as scheduled in January 1999. In January 1999, SMSC filed an action in the Supreme Court of New York (the Action) against Accton, SMC Networks, Inc. and other parties, seeking the release of the escrow account to the Company on the grounds that Accton's allegations are without merit, and seeking payment of approximately $1.6 million (the majority of which is included within other assets on the Company's Consolidated Balance Sheet at February 28, 2001) owed to the Company by SMC Networks, Inc. In November 1999, the Court issued an order staying the Action and directed the parties to arbitration under the arbitration provisions of the original transaction agreements. The parties are now proceeding with arbitration and, in July 2000, the Company asserted various claims against Accton and its affiliates, including claims for fraud, improper transfer of profits, mismanagement, breach of fiduciary duties and payment default.

The Company remains confident that it negotiated and fully performed its obligations under the Agreements with Accton in good faith and considers the claims against it to be without merit. The Company is vigorously defending itself against the allegations made by Accton and, although it is not possible at this time to assess the likelihood of any liability being established, expects that the outcome will not be material to the Company. Furthermore, the Company is pursuing recovery of damages and other relief from Accton pursuant to the Company's claims, but the likelihood of any such recovery also cannot currently be established.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------- ----------------------------------------------------

Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The following were the executive officers of Standard Microsystems Corporation as of April 30, 2001, their ages as of April 30, 2001, their current titles and positions held during at least the last five years:

Steven J. Bilodeau (age 42) has served as the Company's President and Chief Executive Officer, and as a member of the Company's Board of Directors, since March 1999. In February 2000, he assumed responsibility as Chairman of the Board. Prior to joining SMSC, Mr. Bilodeau held various senior management positions during his 13 years of service with Robotic Vision Systems Inc.
(RVSI), most recently as President of RVSI's Semiconductor Equipment Group from 1996 through 1998, and as a member of RVSI's Board of Directors from 1997 through 1998.

Andrew M. Caggia (age 52) has served as the Company's Senior Vice President and Chief Financial Officer since February 2000, and was appointed to the Board of Directors in February 2001. He previously served as Senior Vice President and Chief Financial Officer of General Semiconductor, Inc., from July 1997 through February 2000. Prior to that, he served as Senior Vice President of Finance at General Instrument Corporation's Power Semiconductor Division since September 1990.

George W. Houseweart (age 59) has served as the Company's Senior Vice President and General Counsel since January 1999. Previously, he served as Senior Vice President - Law and Intellectual Property from 1997 to 1999 and as Vice President - Law and Intellectual Property from 1994 to 1997. Mr. Houseweart has been an officer of the Company since 1988.

Eric M. Nowling (age 44) has served as the Company's Vice President, Controller and Chief Accounting Officer since February 2000. Prior to that, he served as the Company's Vice President - Finance and Chief Financial Officer from September 1997 through February 2000; as Vice President and Controller (and acting Chief Financial Officer) from February 1997 to September 1997; and as Vice President and Controller from 1995 to 1997. Mr. Nowling has been an officer of the Company since 1995.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------- ----------------------------------------------------------------------

The information captioned "Market price per share" and the last two paragraphs appearing in the Company's 2001 Annual Report to Shareholders (the "2001 Annual Report") within Note 14 to the Consolidated Financial Statements, entitled "Quarterly Financial Data", are incorporated herein by this reference. Except as specifically set forth herein and elsewhere in this Form 10-K, no information appearing in the 2001 Annual Report is incorporated by reference into this report, nor is the 2001 Annual Report deemed to be filed, as part of this report or otherwise, pursuant to the Securities Exchange Act of 1934.


ITEM 6. SELECTED FINANCIAL DATA.
------- ------------------------

The information appearing in the 2001 Annual Report under the caption "Selected Financial Data" is incorporated herein by this reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
------- -----------------------------------------------------------------------

The information appearing in the 2001 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by this reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------- -----------------------------------------------------------

The information appearing in the 2001 Annual Report under the caption "Financial Market Risks" is incorporated herein by this reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------- --------------------------------------------

The financial statements, notes thereto, Report of Independent Public Accountants thereon and quarterly financial data appearing in the 2001 Annual Report are incorporated herein by this reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
------- ---------------------------------------------------------------

Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

The information appearing in the Company's Proxy Statement related to the 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") under the caption "Election of Directors" is incorporated herein by this reference, and reference is made to the information appearing under the heading "Executive Officers of the Registrant" in Part I hereof.


ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

The information appearing in the 2001 Proxy Statement under the caption "Executive Compensation" is incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

The information appearing in the 2001 Proxy Statement under the captions "Election of Directors" and "Voting Securities of Certain Beneficial Owners and Management" is incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

The information appearing in the 2001 Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------

(a)  1. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries have been incorporated by reference from the 2001 Annual Report pursuant to Part II, Item 8:

        Consolidated Statements of Operations for the three years ended February 28, 2001

        Consolidated Balance Sheets as of February 28, 2001 and February 29,
        2000

        Consolidated Statements of Shareholders' Equity for the three years ended February 28, 2001

        Consolidated Statements of Cash Flows for the three years ended February 28, 2001

        Notes to Consolidated Financial Statements

        Report of Independent Public Accountants

     2. Financial Statement Schedules

Schedules are omitted because of the absence of conditions requiring them or because the required information is shown on the consolidated financial statements or the notes thereto.

     3. Exhibits

Exhibits, which are listed on the Exhibit Index, are filed as part of this report and such Exhibit Index is incorporated by reference. Exhibits 10.1 through 10.18 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.


(b)  Reports on Form 8-K

No report on Form 8-K was filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       STANDARD MICROSYSTEMS CORPORATION
                       ----------------------------------

                                  (Registrant)


                       By      /s/ ANDREW M. CAGGIA
                               --------------------
                               Andrew M. Caggia
                               Senior Vice President, Chief Financial Officer and Director
                               (Principal Financial Officer)


Date: May 25, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


        Signature and Title                             Date
        -------------------                             ----


        /s/ STEVEN J. BILODEAU                          May 25, 2001
        ----------------------
        Steven J. Bilodeau
        Chairman of the Board,
        President and Chief Executive Officer
        (Principal Executive Officer)


        /s/ ERIC M. NOWLING                             May 25, 2001
        -------------------
        Eric M. Nowling
        Vice President - Controller and
        Chief Accounting Officer
        (Principal Accounting Officer)


        /s/ JAMES R. BERRETT                            May 25, 2001
        --------------------
        James R. Berrett
        Director


        /s/ JAMES J. BOYLE                              May 25, 2001
        ------------------
        James J. Boyle
        Director


        /s/ ROBERT M. BRILL                             May 25, 2001
        -------------------
        Robert M. Brill
        Director


        /s/ PETER F. DICKS                              May 25, 2001
        ------------------
        Peter F. Dicks
        Director


        /s/ IVAN T. FRISCH                              May 25, 2001
        ------------------
        Ivan T. Frisch
        Director







                                 EXHIBIT INDEX

Incorporated By Reference To:   Exhibit  No.    Exhibit

Exhibit 3 (a) [1]                    3.1        Restated Certificate of
                                                Incorporation.

*                                    3.2        By-Laws, as amended.

Exhibit 1 [9]                        4.1        Rights Agreement dated
                                                January 7,1998, with
                                                ChaseMellon Shareholder Services
                                                L.L.C., as Rights Agent.

*                                    4.2        Amendment No. 1 to Rights
                                                Agreement, dated January 23,
                                                2001

Exhibit 10.5[11]                    10.1        Employment Agreement with Steven
                                                J. Bilodeau dated March 18,
                                                1999.

Exhibit 10.5 [13]                   10.2        Employment Agreement with Andrew
                                                M. Caggia dated January 7, 2000.

Registrant's Proxy Statement dated  10.3        1991 Restricted Stock Bonus
June 21, 1991, Exhibit A                        Plan.

Registrant's Proxy Statement dated  10.4        Director Stock Option Plan.
May 29, 1990, Exhibit A

Registrant's Proxy Statement dated  10.5        1994 Director Stock Option Plan.
May 31, 1995, Exhibit A

Exhibit 10 (m) [2]                  10.6        Resolutions adopted February 18,
                                                1992, amending Director Stock
                                                Option Plan, 1991 Restricted
                                                Stock Bonus Plan and 1989 Stock
                                                Option Plan.

Registrant's Proxy Statement        10.7        Amendment adopted July 14, 1998,
Dated June 1, 1998, Page 11.                    amending the Director Stock
                                                Option Plan.

Exhibit 10.14 [4]                   10.8        Retirement Plan for Directors.

[14]                                10.9        Amendment to Retirement Plan for
                                                Directors.

Registrant's Proxy Statement dated  10.10       1993 Stock Option Plan for
May 25, 1993, Exhibit A                         Officers and Key Employees.

Exhibit 10(x) [3]                   10.11       Executive Retirement Plan.

Registrant's Proxy Statement dated  10.12       1994 Stock Option Plan for
May 26, 1994, Exhibit A                         Officers and Key Employees.

Exhibit 10.18 [4]                   10.13       Resolutions adopted October 31,
                                                1994, amending the Retirement
                                                Plan for Directors and the
                                                Executive Retirement Plan.

Exhibit 10.19 [4]                   10.14       Resolutions adopted January 3,
                                                1995, amending the 1994, 1993
                                                and 1989 Stock Option Plans
                                                and the 1991 Restricted Stock
                                                Plan.

[10]                                10.15       1996 Restricted Stock Bonus
                                                Plan.

Registrant's Proxy Statement dated  10.16       1998 Stock Option Plan for
June 1, 1998, Exhibit  A                        Officers and Key Employees.

Registrant's Proxy Statement dated  10.17       1999 Stock Option Plan for
June 9, 1999, Exhibit A                         Officers and Key Employees.

Registrant's Proxy Statement dated  10.18       2000 Stock Option Plan for
June 6, 2000, Exhibit A                         Officers and Key Employees.

Exhibit 10.30 [5]                   10.19       Agreement for Purchase and Sale
                                                of Assets among SMSC, EFAR
                                                Microsystems, Inc., and the Key
                                                Officers identified therein
                                                dated February 26, 1996.

Item 7, Exhibit 1 [6]               10.20       Common Stock and Warrant
                                                Purchase Agreement, among SMSC
                                                and Intel Corporation, dated
                                                March 18, 1997.

Item 7, Exhibit 3 [6]               10.21       Investor Rights Agreement,
                                                among SMSC and Intel
                                                Corporation, dated March 18,
                                                1997.

Exhibit 1 [7]                       10.22       Share Purchase Agreement, among
                                                SMSC and Intel Corporation,
                                                dated March 17, 2000.

Exhibit 10.1[8]                     10.23       Stock Purchase Agreement, dated
                                                September 30, 1997, among
                                                Accton Technology Corporation,
                                                Global Business Investments
                                                (B.V.I.) Corp., Standard
                                                Microsystems Corporation, the
                                                Seller Subsidiaries, and AJJA
                                                Inc.

Exhibit 10.2 [8]                    10.24       Stockholders Agreement, dated
                                                October 7, 1997, among Standard
                                                Microsystems Corporation, Accton
                                                Technology Corporation, Global
                                                Business Investments (B.V.I.)
                                                Corp., and AJJA Inc.

Exhibit 10.4 [8]                    10.25       Intellectual Property License
                                                Agreement, dated October 7,
                                                1997, between Standard
                                                Microsystems Corporation and
                                                AJJA Inc.

Exhibit 10.1 [12]                   10.26       Asset Purchase Agreement dated
                                                May 27, 1999 between Inertia
                                                Optical Technology Applications,
                                                Inc. and Standard Microsystems
                                                Corporation.

Exhibit 10.2 [12]                   10.27       Stockholders Agreement dated
                                                June 1, 1999, between Inertia
                                                Optical Technology Applications,
                                                Inc. (IOTA), Standard
                                                Microsystems Corporation and
                                                other stockholders of IOTA.

Exhibit 10.3 [12]                   10.28       Transition Services Agreement
                                                dated June 1, 1999, between
                                                Inertia Optical Technology
                                                Applications, Inc. and Standard
                                                Microsystems Corporation.

*                                    13         Portions of Annual Report to
                                                Shareholders for year ended
                                                February 28, 2001, incorporated
                                                by reference.

*                                    21         Subsidiaries of the Registrant

*                                    23         Consent of Arthur Andersen LLP

*  Filed herewith.

[1] Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1991.

[2] Registrant's Annual Report on Form 10-K for fiscal year ended February 29, 1992.

[3] Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1994.

[4] Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1995.

[5] Registrant's Annual Report on Form 10-K for fiscal year ended February 29, 1996.

[6]   Schedule 13D filed by Intel Corporation, dated March 27, 1997.

[7]   Schedule 13D/A filed by Intel Corporation, dated March 22, 2000.

[8]   Registrant's Current Report on Form 8-K dated October 7, 1997.

[9]   Registrant's Registration Statement on Form 8-A dated January 15, 1998.

[10] Registrant's Board of Directors resolution dated November 26, 1996, authorizing the Registrant to grant awards of up to 350,000 shares of common stock to employees, similar to those awards provided by the 1991 Restricted Stock Bonus Plan.

[11] Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1999.

[12]  Registrant's Current Report on Form 8-K dated June 14, 1999.

[13] Registrant's Annual Report on Form 10-K for fiscal year ended February 29, 2000.

[14] Registrant's Board of Directors resolution dated October 17, 2000, discontinuing accruals under the Retirement Plan for Directors, and allowing each director an election to receive the cash benefit following the director's retirement, or to receive a three-year restricted stock award equal in present value to the director's accrued retirement benefit.