Form 10-Q
period 2001-05-31
STANDARD MICROSYSTEMS CORP
filed 2001-07-13
CIK 93384

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            --------------------------------------------------------

                                    FORM 10-Q

             -------------------------------------------------------

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             -------------------------------------------------------

                          Commission file number 0-7422

            -------------------------------------------------------

                        STANDARD MICROSYSTEMS CORPORATION

             -------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                               DELAWARE 11-2234952

             -------------------------------------------------------

             (State or other jurisdiction of     (I.R.S. Employer
              incorporation or organization)      Identification No.)

                   80 ARKAY DRIVE, HAUPPAUGE, NEW YORK, 11788

      --------------------------------------------------------------------

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

                      Yes ____X____         No ________

As of June 30, 2001, there were 16,139,553 shares of the registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)



                                                 May 31,            February 28,
                                                  2001                  2001
                                                 -----                  ----
                                              (Unaudited)

Assets
Current assets:
Cash and cash equivalents                     $   102,763           $   99,545
Short-term investments                              4,000                9,629
Accounts receivable, net of allowance
  for doubtful accounts of $340 and $362,
  respectively                                     17,343               16,776
Inventories                                        27,824               31,999
Deferred income taxes                               9,897                8,718
Other current assets                                5,818                7,080
--------------------------------------------------------------------------------
       Total current assets                       167,645              173,747
--------------------------------------------------------------------------------

Property, plant and equipment, net                 34,885               35,492
Investment in Chartered Semiconductor              12,579               13,001
Deferred income taxes                               1,998                2,019
Other assets                                       15,124               14,839
--------------------------------------------------------------------------------

                                              $   232,231           $  239,098
================================================================================

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                            $     7,699           $   11,721
  Deferred income on shipments to distributors      6,603                6,672
  Accrued expenses, income taxes and other
  liabilities                                       8,189                8,972
--------------------------------------------------------------------------------
        Total current liabilities                  22,491               27,365
--------------------------------------------------------------------------------

Other liabilities                                   5,648                5,812

Commitments and contingencies

Minority interest in subsidiary                    11,636               11,606

Shareholders' equity:
  Preferred stock, $.10 par value
    authorized 1,000,000 shares, none
    outstanding                                         -                    -
  Common stock, $.10 par value
    authorized 30,000,000 shares,
    issued 17,150,000 and 17,082,000
    shares, respectively                            1,715                1,708
  Additional paid-in capital                      117,061              116,515
  Retained earnings                                77,183               79,052
  Treasury stock, 998,000 and 998,000 shares,
    respectively, at cost                          (8,330)              (8,330)
  Accumulated other comprehensive income            4,827                5,370
--------------------------------------------------------------------------------
        Total shareholders' equity                192,456              194,315
--------------------------------------------------------------------------------
                                              $   232,231           $  239,098
================================================================================

See Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

                                                           Three Months Ended May 31,
                                                           --------------------------

                                                              2001            2000
                                                              ----            ----

Revenues                                                   $  30,836       $  38,219

Cost of goods sold                                            19,060          22,480
-------------------------------------------------------------------------------------

Gross profit                                                  11,776          15,739

Operating expenses:
Research and development                                       8,442           7,210
Selling, general and administrative                            7,846           8,404
-------------------------------------------------------------------------------------

  Income (loss) from operations                               (4,512)            125

Interest income                                                1,069           1,170
Other income, net                                              1,064           2,556
-------------------------------------------------------------------------------------

Income (loss) before provision for income taxes
    and minority interest                                     (2,379)          3,851

Provision for (benefit from) income taxes                       (785)          1,424

Minority interest in net income of subsidiary                     30               8
-------------------------------------------------------------------------------------

Income (loss) from continuing operations                      (1,624)          2,419

Gain on sale of (loss from) discontinued operations
  (net of income taxes of $(132) and $2,799)                    (245)          4,765
-------------------------------------------------------------------------------------

Net income (loss)                                          $  (1,869)      $   7,184
=====================================================================================

Basic net income (loss) per share:
  Income (loss) from continuing operations                 $   (0.10)      $    0.15
  Gain on sale of (loss from)  discontinued operation          (0.02)           0.30
-------------------------------------------------------------------------------------

Basic net income (loss) per share                          $   (0.12)      $    0.45
=====================================================================================

Diluted net income (loss) per share:
  Income (loss) from continuing operations                 $   (0.10)      $    0.14
  Gain on sale of (loss from)  discontinued operation          (0.02)           0.29
-------------------------------------------------------------------------------------

Diluted net income (loss) per share                        $   (0.12)      $    0.43
=====================================================================================

Weighted average common shares outstanding:
  Basic                                                       16,102          15,799
  Diluted                                                     16,102          16,668

See Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                                  Three Months Ended May 31,
                                                                              ---------------------------------

                                                                                  2001               2000
                                                                              -------------       -------------


Cash flows from operating activities:
  Cash received from customers                                                $     29,432        $    35,793
  Cash paid to suppliers and employees                                             (33,345)           (31,141)
  Interest received                                                                  1,618              1,084
  Interest paid                                                                        (41)               (60)
  Income taxes paid                                                                   (505)              (582)
---------------------------------------------------------------------------------------------------------------

    Net cash provided by (used for) operating activities                            (2,841)             5,094
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                              (1,728)            (3,276)
  Sales of property, plant and equipment                                             2,059                197
  Sales of long-term investments and options                                           489              3,509
  Purchases of short-term investments                                               (4,000)            (1,003)
  Sales of short-term investments                                                    9,629              2,000
  Other                                                                                (30)               (33)
---------------------------------------------------------------------------------------------------------------

    Net cash provided by investing activities                                        6,419              1,394
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                               406                291
  Purchases of treasury stock                                                          -               (2,017)
  Repayments of obligations under capital leases                                      (243)              (224)
--------------------------------------------------------------------------------------------------------------

    Net cash provided by (used for) financing activities                               163             (1,950)
--------------------------------------------------------------------------------------------------------------

Effect of foreign exchange rate changes on cash and cash equivalents                  (122)               103

Net cash provided by (used for) discontinued operation                                (401)            12,399
---------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                            3,218             17,040

Cash and cash equivalents at beginning of period                                    99,545             73,405
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                    $    102,763        $    90,445
===============================================================================================================


Reconciliation of income (loss) from continuing operations to net cash provided by (used for) operating activities:

Income (loss) from continuing operations                                      $     (1,624)       $     2,419
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities:
  Depreciation and amortization                                                      2,892              2,817
  Gains on sales of investments                                                     (1,106)            (2,621)
  Other adjustments, net                                                                 8                103
  Changes in operating assets and liabilities:
    Accounts receivable                                                               (518)              (103)
    Inventories                                                                      4,111              3,793
    Accounts payable and accrued expenses and other liabilities                     (5,156)            (1,689)
    Other changes, net                                                              (1,448)               375
---------------------------------------------------------------------------------------------------------------

Net cash provided by (used for) operating activities                          $     (2,841)       $     5,094
===============================================================================================================

Certain items shown have been reclassified to conform with the fiscal 2002 presentation.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Organization and Basis of Presentation

     The accompanying unaudited condensed consolidated financial information of Standard Microsystems Corporation and subsidiaries, referred to herein as "SMSC" or "the Company", has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in management's opinion are necessary to state fairly the Company's financial position, results of operations and cash flows as of and for the three months ended May 31, 2001 and 2000. The February 28, 2001 Consolidated Balance Sheet was derived from audited financial statements on that date.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates, and such differences may be material to the financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended February 28, 2001 included in the Company's Annual Report on Form 10-K, as filed on May 25, 2001 with the Securities and Exchange Commission. The results of operations for the three months ended May 31, 2001 are not necessarily indicative of the results to be expected for any future periods.

     Certain fiscal 2001 items have been reclassified to conform to the fiscal 2002 presentation.


2.   Balance Sheet Data

     Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

                                                   May 31, 2001    Feb. 28, 2001
     ---------------------------------------------------------------------------

       Raw Materials                              $        552     $        558
       Work in Process                                  16,610           22,859
       Finished Goods                                   10,662            8,582
     ---------------------------------------------------------------------------

                                                  $     27,824     $     31,999
     ===========================================================================
      Property, plant and equipment consists of the following (in thousands):

                                                   May 31, 2001    Feb. 28, 2001
     ---------------------------------------------------------------------------

       Land                                       $      3,434     $       3,434
       Buildings and Improvements                       29,347            29,540
       Machinery and Equipment                          84,870            82,794
     ---------------------------------------------------------------------------
                                                       117,651           115,768
       Less: accumulated depreciation                   82,766            80,276
     ---------------------------------------------------------------------------
                                                  $     34,885     $      35,492
     ===========================================================================

3.   Net Income (Loss) Per Share

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

     The shares used in calculating basic and diluted net income (loss) per share are reconciled as follows (in thousands):

                                                         Three Months Ended
                                                               May 31,
                                                    ---------------------------
                                                        2001           2000
                                                    ------------- -------------

     Average shares outstanding for
      basic net income (loss) per share                16,102        15,799

     Dilutive effect of stock options                    -              869
     ---------------------------------------------------------------------------

     Average shares outstanding for
      diluted net income (loss) per share              16,102        16,668
     ===========================================================================

     The Company reported a net loss from continuing operations in the first quarter of fiscal 2002, and accordingly, the effect of stock options was anti-dilutive and therefore excluded from the calculation of average shares outstanding for diluted net income (loss) per share.

4.   Comprehensive Income

     The Company's other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on long-term equity investments. The components of the Company's comprehensive income
     (loss) for the three month periods ended May 31, 2001 and 2000 were as follows (in thousands):

                                                         Three Months Ended
                                                               May 31,
                                                    ----------------------------
                                                        2001           2000
                                                    ------------- --------------

  Net income  (loss)                                  $  (1,869)     $ 7,184
  Other  comprehensive  income  (loss):
    Change in foreign currency translation
    adjustment                                             (290)         174
    Change in unrealized gain on investments               (253)      (6,172)
   -----------------------------------------------------------------------------

  Total comprehensive loss                            $  (2,412)     $ 1,186
  ==============================================================================


5.   Discontinued Operations

     The Company is involved in several legal actions relating to past divestitures of divisions and business units. These divestitures were accounted for as discontinued operations, and accordingly, costs associated with these actions totaling $377,000 during the three months ended May 31, 2001, before applicable income taxes of $132,000, are reported as a Loss from discontinued operations on the Consolidated Statement of Operations.

     During the first quarter of fiscal 2001, the Company sold the majority of its ownership interest in Standard MEMS, Inc. and realized an after-tax gain of $4,765,000, which appears as a Gain on sale of discontinued operations on the Consolidated Statement of Operations for the three months ended May 31, 2000. Standard MEMS, Inc. was organized in June 1999, upon the Company's sale of the assets of its former Foundry Business Unit to New Jersey-based IOTA, Inc.

6.   Sales of Facilities

     During the first quarter of fiscal 2002, the Company sold two underutilized facilities. Combined proceeds from these sales were $2,105,000, before related expenses, and the sales resulted in a net pre-tax gain of approximately $600,000.

7.   New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, and for hedging activities. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     The Company does not presently make use of any significant derivative instruments, and therefore this new accounting pronouncement did not have a material effect on its consolidated financial statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report, and the audited consolidated financial statements, related notes and Management's Discussion and Analysis for the fiscal year ended February 28, 2001, contained in the Company's 2001 Annual Report.

The following discussion and analysis may contain forward-looking statements. These forward-looking statements are based upon information currently available to management and are subject to certain risks and uncertainties. Actual future results could differ significantly from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, those described within this discussion, and also under the heading "Other Factors That May Affect Future Operating Results" within the Company's report on Form 10-K filed with the Securities and Exchange Commission on May 25, 2001.

Overview

The Company's fiscal 2002 first quarter results were adversely impacted by the combination of a demand slowdown in the markets served by the Company's products, and excess customer inventories. The semiconductor industry in general, which is historically a highly cyclical industry, began experiencing a slowing of demand during the latter part of calendar 2000, as unfavorable economic conditions in the U.S., including reduced consumer confidence, began weakening demand for computers, communications devices, and related equipment, all of which significantly impact semiconductor demand. This economic downturn has spread more broadly during the first part of calendar 2001. Forecasts of a recovery in semiconductor demand are widely uncertain at this point, and some industry analysts are forecasting as much as a 20% decline in worldwide semiconductor revenues in 2001, compared to 2000. The impact of these current economic conditions is manifested in the Company's first quarter operating results.

During the first  quarter,  to better  align  expenses  with  near-term  revenue expectations, the Company implemented an aggressive cost-control program to limit the impact of reduced revenue on profitability. Actions include a two week shut down of its test facility in Hauppauge, New York; mandatory paid vacation for U.S. employees during the second fiscal quarter; closure of its Massachusetts design center; and the sale of two underutilized facilities.

The Company expects second quarter revenues and operating results to improve slightly over the corresponding first quarter results. The Company believes that it is well positioned to capitalize on its targeted growth opportunities when semiconductor demand returns to its historical growth rates.

Revenues

Revenues for the first quarter of fiscal 2002 were $30.8 million, declining approximately 19% below revenues of $38.2 million for the corresponding year-earlier quarter. This decrease reflects the impact of both lower unit shipments as well as lower selling prices. Approximately 70% of the Company's revenues were derived from sales of PC products, and 30% from sales of Embedded products, in both periods.

International revenues represented approximately 87% and 71% of revenues in the first quarters of fiscal 2002 and fiscal 2001, respectively. Revenues from the Asia and Pacific Rim region were 77% of total revenues in the first quarter of fiscal 2002, compared to 63% in the year-earlier quarter. This region continues to represent the dominant location for the Company's shipments, reflecting the region's high concentration of the world's electronics manufacturing and assembly activity.

Gross Profit

Gross profit was $11.8 million, or 38.2% of revenues, for the first quarter of fiscal 2002, compared to $15.8 million, or 41.2% of revenues, for the corresponding year-earlier quarter. This decline in gross profit was attributable to reductions in average selling prices, driven by the current soft economic environment, which were not fully offset by reductions in manufacturing costs.

Operating Expenses

Research and development spending was $8.4 million for the first quarter of fiscal 2002, an increase of $1.2 million, or 17%, over $7.2 million for the corresponding year-earlier quarter. The increase reflects hiring of engineering staff and new product development costs, including masks and tooling costs, prototype wafers and development circuit boards.

The Company's ongoing commitment to research and development is essential to maintaining product leadership in existing product lines and to providing innovative product offerings. Over the past several years, the Company has appreciably increased its investment in research and development, which current management believes had been under-funded, and is now better positioned to pursue development opportunities. The Company is also committed to exploring new markets and improving its product design methodologies in an effort to increase revenues and reduce costs.

Selling, general and administrative expenses were $7.8 million, or 25.4% of revenues, in the current year first quarter, as compared to $8.4 million, or 22.0% of revenues, in the corresponding prior year quarter. This decrease, in dollars, reflects lower commissions and other direct selling costs associated with lower revenues, as well as lower incentive compensation costs. The increase in expenses as a percentage of revenues reflects the impact of lower revenues in the current year's first quarter as compared to the prior year's first quarter.

Other Income and Expense

Interest income was $1.1 million and $1.2 million in the three month periods ended May 31, 2001 and 2000, respectively. The slight decline reflects a combination of generally lower interest rates and a shift in the Company's investment portfolio towards tax-exempt municipal securities in the first quarter of fiscal 2002, partially offset by higher cash and cash equivalent balances available for investment.

Other income (net), totaled $1.1 million in the first quarter of fiscal 2002, compared to $2.6 million in the first quarter of fiscal 2001. The current quarter's other income includes gains totaling $0.6 million on the sale of two underutilized facilities, as well as gains realized on sales of long-term equity investments. Other income (net) in the first quarter of the prior year includes gains of $2.3 million realized on sales of a portion of the Company's investment in Singapore-based Chartered Semiconductor Manufacturing Ltd. (Chartered), as well as $0.3 million of proceeds from sales of related call options.

Income Taxes

The Company's effective income tax rate for the first quarter of fiscal 2002 was 33.0%, compared to 37.0% for the year-earlier quarter. The decrease in the effective tax rate reflects a higher proportion of tax-free interest income as a component of overall profitability in fiscal 2002 than in fiscal 2001. Generally, the Company's income tax rate includes the federal, state and foreign statutory tax rates, the impact of certain permanent differences between the book and tax accounting treatment of certain expenses, the impact of tax-exempt income and various tax credits.

Discontinued Operations

The Company is involved in several legal actions relating to past divestitures of divisions and business units. These divestitures were accounted for as discontinued operations, and accordingly, costs associated with these actions totaling $0.2 million, net of income taxes, are reported as a Loss from discontinued operations on the Consolidated Statement of Operations.

During the first quarter of fiscal 2001, the Company sold the majority of its ownership interest in Standard MEMS, Inc. and realized an after-tax gain of $4.8 million. Standard MEMS, Inc. was organized in June 1999, upon the Company's sale of the assets of its former Foundry Business Unit to New Jersey-based IOTA, Inc.

Liquidity and Capital Resources

The Company's cash, cash equivalents and short-term investments were $106.8 million as of May 31, 2001, compared to $109.2 million as of February 28, 2001.

During the first three months of fiscal 2002, operating activities used $2.8 million of cash, while investing activities and financing activities provided $6.4 million and $0.2 million of cash, respectively. The cash consumed by operating activities primarily reflects the impact of the operating loss incurred for the quarter. Sales of underutilized real estate provided $2.1 million of the cash provided by investing activities during the quarter.

During the first quarter of fiscal 2002, the Company invested $1.7 million in capital expenditures, the majority of which was for equipment for the Company's production test operation. Total fiscal 2002 capital expenditures are expected to be at similar levels to the $14.6 million of such expenditures incurred in fiscal 2001.

Accounts receivable increased slightly to $17.3 million at May 31, 2001, compared to $16.8 million at February 28, 2001. The Company's accounts receivable are substantially all current as of May 31, 2001.

During the first three months of fiscal 2002, the Company's inventories decreased by approximately $4.2 million to $27.8 million. This reduction generally reflects efforts to align inventories with current demand. Typically, the Company requires several months to respond to unanticipated declines in demand, as had occurred during the fourth quarter of fiscal 2001, and bring its inventories in line with current demand forecasts. The Company believes that it is well-positioned to meet short-term customer demand.

The decline in accounts payable, from $11.7 million at February 28, 2001 to $7.7 million at May 31 2001, resulted from a lower volume of inventory purchased in May 2001, as compared to February 2001.

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

Other Factors That May Affect Future Operating Results

The Company's operating results are subject to general economic conditions and a variety of risks characteristic of the semiconductor and related industries. For a further discussion of such risks, see "Other Factors That May Affect Future Operating Results" included within Part I, Item 1 - "Business" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended February 28, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - The Company's exposure to interest rate risk relates primarily to its investment portfolio. The primary objective of the Company's investment portfolio management is to invest available cash while preserving principal and meeting liquidity needs. In accordance with the Company's investment policy, investments are placed with high credit-quality issuers and the amount of credit exposure to any one issuer is limited.

As of May 31, 2001, the Company's $4.0 million of short-term investments consisted of fixed-income investments in corporate and municipal obligations with maturities of between three and twelve months. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase immediately and uniformly by 10% from the levels at May 31, 2001, the fair value of these short-term investments would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

Equity Price Risk - The Company is exposed to an equity price risk on its investment in Chartered Semiconductor Manufacturing, Ltd. and other publicly traded equity investments. For every 10% adverse change in the market value of Chartered Semiconductor common stock, the Company would experience a decrease of approximately $1.3 million to its May 31, 2001 investment value. The Company has sold call options on this security in the past and may do so in the future to reduce some of this market risk.

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

In October 1997, the Company sold an 80.1% interest in SMC Networks, Inc., a then-newly formed subsidiary comprised of its former local area networking division, to an affiliate of Accton Technology Corporation (Accton). In consideration for the sale, the Company received $40.2 million in cash, of which $2.0 million was placed in an escrow account, scheduled for release in January 1999, to secure the Company's indemnity obligations under the agreement.

In December 1998, Accton notified the Company and the escrow agent of Accton's intention to seek indemnification and damages from the Company in excess of $10 million by reason of alleged misrepresentations and inadequate disclosures relating to the transaction and other alleged breaches of covenants and representations in the related agreements. Based upon those allegations, the escrow account was not released to the Company as scheduled in January 1999. In January 1999, SMSC filed an action in the Supreme Court of New York (the Action) against Accton, SMC Networks, Inc. and other parties, seeking the release of the escrow account to the Company on the grounds that Accton's allegations are without merit, and seeking payment of approximately $1.6 million (the majority of which is included within other assets on the Company's Consolidated Balance Sheet at February 28, 2001) owed to the Company by SMC Networks, Inc. In November 1999, the Court issued an order staying the Action and directed the parties to arbitration under the arbitration provisions of the original transaction agreements. In July 2000, the Company asserted various claims against Accton and its affiliates, including claims for fraud, improper transfer of profits, mismanagement, breach of fiduciary duties and payment default. The parties are now proceeding with arbitration of this dispute.

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


ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     None.


(b)  Reports on Form 8-K

     None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               STANDARD MICROSYSTEMS CORPORATION


DATE:  July 13, 2001          /S/  Andrew M. Caggia
                               ------------------------
                                   (Signature)

                                Andrew M. Caggia
                                Senior Vice President - Finance (duly authorized officer) and Chief Financial Officer (principal financial officer)