Form 10-Q
period 2001-08-31
STANDARD MICROSYSTEMS CORP
filed 2001-10-12
CIK 93384

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

                 For the quarterly period ended August 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-7422
        -----------------------------------------------------------------

                        STANDARD MICROSYSTEMS CORPORATION
       ------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                               DELAWARE 11-2234952
       -------------------------------------------------------------------

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

                            Yes ____X____ No ________

As of September 30, 2001, there were 16,071,444 shares of the registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     August 31,     February 28,
                                                                       2001            2001
                                                                       ----            ----
                                                                    (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                       $    104,465     $    99,545
  Short-term investments                                                  -              9,629
  Accounts receivable, net of allowance for doubtful
    accounts of $375 and $362, respectively                             19,885          16,776
  Inventories                                                           26,366          31,999
  Deferred income taxes                                                 10,618           8,718
  Other current assets                                                   4,684           7,080
------------------------------------------------------------------------------------------------
       Total current assets                                            166,018         173,747
------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                      33,333          35,492
Investment in Chartered Semiconductor                                   11,907          13,001
Deferred income taxes                                                    2,703           2,019
Other assets                                                            13,940          14,839
------------------------------------------------------------------------------------------------

                                                                  $    227,901     $   239,098
================================================================================================

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                                $      9,506     $    11,721
  Deferred income on shipments to distributors                           5,619           6,672
  Accrued expenses, income taxes and other liabilities                   6,349           8,972
------------------------------------------------------------------------------------------------

        Total current liabilities                                       21,474          27,365
------------------------------------------------------------------------------------------------

Other liabilities                                                        5,486           5,812

Commitments and contingencies

Minority interest in subsidiary                                         11,655          11,606

Shareholders' equity:
  Preferred stock, $.10 par value
    authorized 1,000,000 shares, none outstanding                         -               -
  Common stock, $.10 par value
    authorized 30,000,000 shares,
    issued 17,178,000 and 17,082,000
    shares, respectively                                                 1,718           1,708
  Additional paid-in capital                                           117,710         116,515
  Retained earnings                                                     76,007          79,052
  Treasury stock, 1,108,000 and 998,000 shares,
    respectively, at cost                                               (9,963)         (8,330)
  Accumulated other comprehensive income                                 3,814           5,370
------------------------------------------------------------------------------------------------

        Total shareholders' equity                                     189,286         194,315
------------------------------------------------------------------------------------------------

                                                                  $    227,901     $   239,098
================================================================================================

See Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)


                                                              Three Months Ended            Six Months Ended
                                                          --------------------------------------------------------

                                                                  August 31,                   August 31,
                                                          --------------------------------------------------------

                                                           2001            2000            2001            2000
                                                           ----            ----            ----            ----

Revenues                                                $  30,389       $  45,897       $  61,225       $  84,116

Cost of goods sold                                         18,206          27,324          37,266          49,804
------------------------------------------------------------------------------------------------------------------

Gross profit                                               12,183          18,573          23,959          34,312

Operating expenses:
Research and development                                    7,565           8,160          16,007          15,370
Selling, general and administrative                         7,657           9,085          15,503          17,490
------------------------------------------------------------------------------------------------------------------

   Income (loss) from operations                           (3,039)          1,328          (7,551)          1,452

  Interest income                                             990           1,473           2,059           2,644
  Other income (expense), net                                 548          24,954           1,612          27,509
------------------------------------------------------------------------------------------------------------------

Income (loss) before provision for income taxes
  and minority interest                                    (1,501)         27,755          (3,880)         31,605

Provision for (benefit from) income taxes                    (651)         10,269          (1,436)         11,693

Minority interest in net income of subsidiary                  19              32              49              40
------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                     (869)         17,454          (2,493)         19,872

Gain on sale of (loss from) discontinued operations
  (net of income taxes of ($164), ($296), and $2,799)        (307)           -               (552)          4,765
------------------------------------------------------------------------------------------------------------------

Net income (loss)                                       $  (1,176)      $  17,454       $  (3,045)      $  24,637
==================================================================================================================

Basic net income (loss) per share:
  Income (loss) from continuing operations              $   (0.05)      $    1.10       $   (0.15)      $    1.26
  Gain on sale of (loss from) discontinued operations       (0.02)           -              (0.04)           0.30
------------------------------------------------------------------------------------------------------------------

Basic net income (loss) per share                       $   (0.07)      $    1.10       $   (0.19)      $    1.56
==================================================================================================================

Diluted net income (loss) per share:
  Income (loss) from continuing operations              $   (0.05)      $    1.03       $   (0.15)      $    1.18
  Gain on sale of (loss from) discontinued operations       (0.02)           -              (0.04)           0.28
------------------------------------------------------------------------------------------------------------------

Diluted net income (loss) per share                     $   (0.07)      $    1.03       $   (0.19)      $    1.46
==================================================================================================================

Weighted average common shares outstanding:
  Basic                                                    16,107          15,878          16,098          15,840
  Diluted                                                  16,107          16,989          16,098          16,868

See Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                           Six Months Ended August 31,
                                                                        --------------------------------
                                                                            2001                2000
                                                                        ------------        ------------

Cash flows from operating activities:
  Cash received from customers                                          $   56,103          $    76,178
  Cash paid to suppliers and employees                                     (61,352)             (66,711)
  Interest received                                                          2,996                2,085
  Interest paid                                                                (77)                (116)
  Income taxes paid                                                           (514)              (4,660)
--------------------------------------------------------------------------------------------------------

    Net cash provided by (used for) operating activities                    (2,844)               6,776
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                      (2,630)              (5,847)
  Sales of property, plant and equipment                                     2,047                  499
  Sales of long-term investments and options                                 1,132               36,369
  Purchases of short-term investments                                       (4,000)             (10,632)
  Sales of short-term investments                                           13,629                3,003
  Other                                                                        (52)                 435
--------------------------------------------------------------------------------------------------------

    Net cash provided by investing activities                               10,126               23,827
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                       675                1,304
  Purchases of treasury stock                                               (1,633)              (2,735)
  Repayments of obligations under capital leases                              (491)                (452)
--------------------------------------------------------------------------------------------------------

    Net cash used for financing activities                                  (1,449)              (1,883)
--------------------------------------------------------------------------------------------------------

Effect of foreign exchange rate changes on cash and cash equivalents           (44)                 132

Net cash provided by (used for) discontinued operation                        (869)              12,375
--------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                    4,920               41,227

Cash and cash equivalents at beginning of period                            99,545               73,405
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                              $  104,465          $   114,632
========================================================================================================


Reconciliation of income (loss) from continuing operations to net cash provided by (used for) operating activities:

Income (loss) from continuing operations                                $   (2,493)         $    19,872
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities:
  Depreciation and amortization                                              6,005                5,908
  Gains on sales of investments                                             (1,689)             (27,597)
  Other adjustments, net                                                        62                 (172)
  Changes in operating assets and liabilities:
    Accounts receivable                                                     (3,194)              (6,858)
    Inventories                                                              5,582                2,760
    Accounts payable and accrued expenses and other liabilities             (6,001)               5,606
    Other changes, net                                                      (1,116)               7,257
--------------------------------------------------------------------------------------------------------

Net cash provided by (used for) operating activities                    $   (2,844)         $     6,776
========================================================================================================

See Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Organization and Basis of Presentation

     The accompanying unaudited condensed consolidated financial information of Standard Microsystems Corporation and subsidiaries, referred to herein as "SMSC" or "the Company", has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in management's opinion are necessary to state fairly the Company's financial position, results of operations and cash flows as of and for the three and six months ended August 31, 2001 and 2000. The February 28, 2001 Consolidated Balance Sheet was derived from audited financial statements on that date.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates, and such differences may be material to the financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended February 28, 2001 included in the Company's Annual Report on Form 10-K, as filed on May 25, 2001 with the Securities and Exchange Commission. The results of operations for the three and six months ended
     August 31, 2001 are not necessarily indicative of the results to be expected for any future periods.

     Certain fiscal 2001 items have been reclassified to conform to the fiscal 2002 presentation.

2.   Balance Sheet Data

     Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

                                        Aug. 31, 2001           Feb. 28, 2001
     ---------------------------------------------------------------------------

     Raw Materials                      $    481                $    558
     Work in  Process                     15,286                  22,859
     Finished Goods                       10,599                   8,582
     ---------------------------------------------------------------------------

                                        $ 26,366                $ 31,999
     ===========================================================================

     Property, plant and equipment consists of the following (in thousands):

                                        Aug. 31, 2001           Feb. 28, 2001
     ---------------------------------------------------------------------------

     Land                               $  3,434                $  3,434
     Buildings and Improvements           29,470                  29,540
     Machinery and Equipment              85,899                  82,794
     ---------------------------------------------------------------------------
                                         118,803                 115,768
     Less: accumulated depreciation       85,470                  80,276
     ---------------------------------------------------------------------------
                                        $ 33,333                $ 35,492
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

     The shares used in calculating basic and diluted net income (loss) per share are reconciled as follows (in thousands):

                                              Three Months Ended            Six Months Ended
                                                  August 31,                    August 31,
                                          -----------------------------------------------------
                                              2001         2000           2001         2000
                                          ------------ ------------   ------------ ------------

     Average shares outstanding for
      basic net income (loss) per share      16,107       15,878         16,098       15,840

     Dilutive effect of stock options         -            1,111          -            1,028
     ------------------------------------------------------------------------------------------

     Average shares outstanding for
      diluted net income (loss) per share    16,107       16,989         16,098       16,868
     ==========================================================================================

     The Company reported a net loss from continuing operations in the three and six month periods ended August 31, 2001, and accordingly, the effect of stock options was anti-dilutive and therefore excluded from the calculation of average shares outstanding used for diluted net income (loss) per share.

4.   Comprehensive Income

     The Company's other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on long-term equity investments. The components of the Company's comprehensive income
     (loss) for the three and six month periods ended August 31, 2001 and 2000 were as follows (in thousands):


                                                   Three Months Ended              Six Months Ended
                                                       August 31,                      August 31,
                                                -------------------------------------------------------
                                                    2001         2000            2001          2000
                                                -----------  ------------    ------------  ------------

     Net income (loss)                           $(1,176)      $ 17,454        $(3,045)     $ 24,637
      Other comprehensive income (loss):
      Change in foreign currency  translation
      adjustment                                     141             83           (149)          257
      Change in unrealized gain on investments
                                                  (1,154)        (9,210)        (1,407)      (15,381)
     --------------------------------------------------------------------------------------------------

     Total comprehensive income (loss)           $(2,189)      $  8,327        $(4,601)     $  9,513
     ==================================================================================================


5.   Discontinued Operations

     The Company is involved in several legal actions relating to past divestitures of divisions and business units. These divestitures were accounted for as discontinued operations, and accordingly, costs associated with these actions are reported as a Loss from discontinued operations on the Consolidated Statement of Operations. These costs totaled $471,000 and $848,000, before applicable income tax benefits of $164,000 and $296,000, for the three and six month periods ended August 31, 2001, respectively.

     During the first quarter of fiscal 2001, the Company sold the majority of its ownership interest in Standard MEMS, Inc. and realized an after-tax gain of $4,765,000, which appears as a Gain on sale of discontinued operations on the Consolidated Statement of Operations for the six months ended August 31, 2000. Standard MEMS, Inc. was organized in June 1999, upon the Company's sale of the assets of its former Foundry Business Unit to New Jersey-based IOTA, Inc.

6.   Sales of Facilities

     During the first quarter of fiscal 2002, the Company sold two underutilized facilities. Combined proceeds from these sales were $2,105,000, before related expenses, and the sales resulted in a net pre-tax gain of approximately $600,000, which is included within Other income (expense), net.

7.   New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No.142 requires goodwill and certain other intangible assets to be tested for impairment at least annually and written down only when impaired, replacing the current accounting practice of ratably amortizing these items. Intangible assets other than goodwill that have a finite life will be amortized over their useful lives. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. Early adoption of the statement will be permitted for companies with fiscal years beginning after March 15, 2001, for which first quarter financial statements have not been issued. The Company currently does expect these pronouncements to have any impact on its results of operations or financial position.

8.   Technology and Patent License Agreements with Intel Corporation

     In 1987, as previously announced, the Company and Intel Corporation (Intel) entered into an agreement providing for, among other things, a broad, worldwide, non-exclusive patent cross-license between the two companies, covering manufacturing processes and products, thereby providing each company access to the other's current and future patent portfolios.

     In September 1999, as previously reported, the two companies announced a technology exchange agreement (the Agreement) that would allow SMSC to accelerate its ongoing development of Intel-compatible chipset products. Chipset products are integrated circuits that communicate with the microprocessor (CPU) and assist in controlling the flow of information within a personal computer or similar application. The Agreement provides, among other things, for Intel to transfer certain intellectual property related to Intel chipset architectures to SMSC, and provides SMSC the opportunity to supply Intel chipset components along with its own chipset solutions. The Agreement also limits SMSC's rights regarding Northbridges and Intel Architecture Microprocessors under the 1987 agreement.

     The Agreement includes provisions for its termination under certain circumstances. Under one such provision, beginning in the third year of the Agreement and annually thereafter, SMSC can elect to terminate the Agreement should SMSC not achieve certain minimum chipset revenue amounts set forth in the Agreement, unless Intel pays SMSC an amount equal to the shortfall between the minimum revenue amount and the actual revenue for that period. Should the Agreement terminate under this provision, the limitations imposed by the Agreement on the Northbridge rights under the 1987 agreement terminate immediately, and the limitations imposed by the Agreement on the microprocessor rights under the 1987 agreement terminate 12 months later. Should Intel elect to make the revenue amount shortfall payment, the provisions of the Agreement will remain in force for the subsequent 12-month period, for which another minimum revenue amount will be applicable, and at the end of which a similar termination event may arise. Minimum chipset revenue amounts are $30 million, $45 million, and $60 million for the 12 months ending September 21, 2001, 2002, and 2003, respectively, and increase by 10% for each succeeding 12-month period following 2003, until expiration of the Agreement in July 2007.

     In September 2001, SMSC notified Intel of a chipset revenue shortfall of approximately $29.6 million for the 2001 12-month period. Intel's payment of this amount, if so elected, must occur within 60 days of this notification. There can be no assurance whatsoever that Intel will elect to pay this revenue shortfall, or any future revenue shortfalls, to SMSC under the Agreement.

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

The following discussion and analysis may contain forward-looking statements. These forward-looking statements are based upon information currently available to management and are subject to certain risks and uncertainties. Actual future results could differ significantly from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, those described within this discussion, and also under the heading "Other Factors That May Affect Future Operating Results" within the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 25, 2001.


Revenues

Revenues for the second quarter of fiscal 2002 were $30.4 million, compared to $45.9 million for the corresponding year-earlier quarter. This decrease reflects the impact of both lower unit shipments as well as lower selling prices. The Company's fiscal 2002 results have been adversely impacted by a demand slowdown in the markets served by the Company's products. The semiconductor industry in general, which is historically a highly cyclical industry, began experiencing a slowing of demand during the latter part of calendar 2000, as unfavorable economic conditions in the U.S. began weakening demand for computers, communications devices, and related equipment, all of which significantly impact semiconductor demand. This economic downturn has spread more broadly during calendar 2001.

Revenues for the six months ended August 31, 2001 were $61.2 million, compared to $84.1 million reported for the six months ended August 31, 2000. Consistent with the second quarter's revenue comparison, this revenue decrease resulted from lower unit shipments and lower average selling prices.

International revenues represented approximately 91% and 75% of the Company's revenues for the second quarters of fiscal 2002 and fiscal 2001, respectively. Revenues from Asia and the Pacific Rim region were 77% of total revenues for the second quarter of fiscal 2002, compared to 59% in the year-earlier quarter. Asia and the Pacific Rim region continues to represent the dominant location for the Company's shipments, reflecting the region's high concentration of the world's electronic manufacturing and assembly activity.


Gross Profit

Gross profit was $12.2 million, or 40.1% of revenues, for the second quarter of fiscal 2002, compared to $18.6 million, or 40.5% of revenues, for the corresponding year-earlier quarter. For the six months ended August 31, 2001, gross profit was $24.0 million, or 39.1% of revenues, compared to $34.3 million, or 40.8% of revenues, in the prior year's first six months. The Company implemented aggressive cost reduction programs in the second quarter of fiscal 2002 that helped gross margins remain comparable to gross margins for the year-earlier period, despite lower average selling prices. For the first six months of fiscal 2002, the slight decline in gross profit percentage compared to the prior year period was attributable to reductions in average selling prices, which were not fully offset by reductions in manufacturing costs, as well a shift in product mix towards certain lower margined Advanced I/O devices.


Operating Expenses

Research and development spending was $7.6 million for the second quarter of fiscal 2002, compared to $8.2 million for the corresponding year-earlier quarter. For the six months ended August 31, 2001, research and development expenses were $16.0 million compared to $15.4 million for the first six months of the prior fiscal year. These fluctuations generally reflect the timing of certain development expenditures including prototypes, masks and consulting services.

Selling, general and administrative expenses were $7.7 million for the current year's second quarter compared to $9.1 million for the prior year quarter. Selling, general and administrative expenses for the current six-month period were $15.5 million, compared to $17.5 million for the prior year six-month period. The reductions in fiscal 2002, compared to fiscal 2001, reflect lower commission and incentive costs associated with the lower revenues reported to date in fiscal 2002.

The Company implemented cost reduction and control measures in the second quarter of fiscal 2002 that included certain one-time cost savings. While the Company has implemented various on-going cost reduction and avoidance programs, certain one-time cost reductions achieved in the second quarter will not repeat in the third quarter.


Other Income and Expense

Interest income was $1.0 million and $2.1 million in the three and six-month periods ended August 31, 2001, respectively, compared to $1.5 million and $2.6 million in the corresponding year-earlier periods. These decreases reflect lower interest rates on cash and short-term cash equivalent investments held by the Company.

Other income (net) totaled $0.5 million and $1.6 million in the three and six-month periods ended August 31, 2001, respectively, compared to $25.0 million and $27.5 million in the corresponding year-earlier periods. Other income (net) for the three and six month periods ended August 31, 2001, includes gains on the sale of long-term equity investments and, for the six month period, includes a gain of $0.6 million on the sale of two underutilized facilities.

Other income (net) for the three and six month periods ending August 31, 2000 includes gains realized on sales of a portion of the Company's investment in Singapore-based Chartered Semiconductor Manufacturing Ltd. (Chartered), as well as proceeds from sales of call options covering a portion of its Chartered stock holdings. The gains totaled $21.9 million and $24.2 million for the three and six month periods ended August 31, 2000, respectively, while proceeds from sales of call options were $1.8 million and $2.1 million for the same periods.


Income Taxes

The Company recorded tax benefits of $0.7 million and $1.4 million for the three month and six month periods ending August 31, 2001, respectively, compared to tax provisions of $10.3 million and $11.7 million in the comparable year-earlier periods. Generally, the Company's income tax rate includes the federal, state and foreign statutory tax rates, the impact of certain permanent differences between the book and tax accounting treatment of certain expenses, the impact of tax-exempt income and various tax credits.


Discontinued Operations

The Company is involved in several legal actions relating to past divestitures of divisions and business units. These divestitures were accounted for as discontinued operations, and accordingly, costs associated with these actions totaling $0.3 million and $0.6 million, net of income taxes, for the three and six-month periods ending August 31, 2001, respectively, are reported as a Loss from discontinued operations on the Consolidated Statement of Operations.

During the six-month period ending August 31, 2000, the Company sold its ownership interest in Standard MEMS, Inc. and realized an after-tax gain of $4.8 million. Standard MEMS, Inc. was organized in June 1999, upon the Company's sale of the assets of its former Foundry Business Unit to New Jersey-based IOTA, Inc.


Technology and Patent License Agreements with Intel Corporation

In 1987, as previously announced, the Company and Intel Corporation (Intel) entered into an agreement providing for, among other things, a broad, worldwide, non-exclusive patent cross-license between the two companies, covering manufacturing processes and products, thereby providing each company access to the other's current and future patent portfolios.

In September 1999, as previously reported, the two companies announced a technology exchange agreement (the Agreement) that would allow SMSC to accelerate its ongoing development of Intel-compatible chipset products. Chipset products are integrated circuits that communicate with the microprocessor (CPU) and assist in controlling the flow of information within a personal computer or similar application. The Agreement provides, among other things, for Intel to transfer certain intellectual property related to Intel chipset architectures to SMSC, and provides SMSC the opportunity to supply Intel chipset components along with its own chipset solutions. The Agreement also limits SMSC's rights regarding Northbridges and Intel Architecture Microprocessors under the 1987 agreement.

The Agreement includes provisions for its termination under certain circumstances. Under one such provision, beginning in the third year of the Agreement and annually thereafter, SMSC can elect to terminate the Agreement should SMSC not achieve certain minimum chipset revenue amounts set forth in the Agreement, unless Intel pays SMSC an amount equal to the shortfall between the minimum revenue amount and the actual revenue for that period. Should the Agreement terminate under this provision, the limitations imposed by the Agreement on the Northbridge rights under the 1987 agreement terminate immediately, and the limitations imposed by the Agreement on the microprocessor rights under the 1987 agreement terminate 12 months later. Should Intel elect to make the revenue amount shortfall payment, the provisions of the Agreement will remain in force for the subsequent 12-month period, for which another minimum revenue amount will be applicable, and at the end of which a similar termination event may arise. Minimum chipset revenue amounts are $30 million, $45 million, and $60 million for the 12 months ending September 21, 2001, 2002, and 2003, respectively, and increase by 10% for each succeeding 12-month period following 2003, until expiration of the Agreement in July 2007.

In September 2001, SMSC notified Intel of a chipset revenue shortfall of approximately $29.6 million for the 2001 12-month period. Intel's payment of this amount, if so elected, must occur within 60 days of this notification. There can be no assurance whatsoever that Intel will elect to pay this revenue shortfall, or any future revenue shortfalls, to SMSC under the Agreement.


Liquidity and Capital Resources

The Company's cash, cash equivalents and short-term investments were $104.5 million as of August 31, 2001, compared to $109.2 million as of February 28, 2001.

During the first six months of fiscal 2002, operating activities used $2.8 million of cash, while investing activities provided $10.1 million, and financing activities consumed $1.4 million. Discontinued operations consumed $0.9 million of cash.

The cash consumed by operating activities primarily reflects the impact of the operating loss incurred for the first six months of fiscal 2002. The cash provided by investment activities includes $9.6 million (net) from the maturity of short-term investments, as well as $2.1 million from the sale of underutilized real estate and $1.1 million from sales of long-term equity investments. Also during this six-month period, the Company purchased 110,000 shares of treasury stock for $1.6 million.

The purchases of capital equipment were $2.6 million for the first six months of fiscal 2002. Total fiscal 2002 capital expenditures are now expected to be below the $14.6 million of such expenditures incurred in fiscal 2001.

Accounts receivable increased to $19.9 million at August 31, 2001 compared to $16.8 million at February 28, 2001. The Company's accounts receivable are substantially all current as of August 31, 2001.

The Company's inventories decreased by approximately $5.6 million to $26.4 million during the first six months of fiscal 2002. This reduction reflects the Company's continued realignment of inventories with current demand. The decline in accounts payable, from $11.7 million at February 28, 2001 to $9.5 million at August 31 2001, resulted from a lower volume of inventory purchases.

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

As of August 31, 2001, all of the Company's short-term investments have original maturities of three months of less and are therefore classified as cash equivalents. The Company periodically holds fixed-income investments in corporate and municipal obligations with maturities of between three and twelve months. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase immediately and uniformly by 10% the fair value of these short-term investments would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

Equity Price Risk - The Company is exposed to an equity price risk on its investment in Chartered Semiconductor Manufacturing, Ltd. and other publicly traded equity investments. For every 10% adverse change in the market value of Chartered Semiconductor common stock, the Company would experience a decrease of approximately $1.2 million to its August 31, 2001 investment value. The Company has sold call options on this security in the past and may do so in the future to reduce some of this market risk.

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

In October 1997, the Company sold an 80.1% interest in SMC Networks, Inc., a then-newly-formed subsidiary comprised of its former local area networking division, to an affiliate of Accton Technology Corporation (Accton). In consideration for the sale, the Company received $40.2 million in cash, of which $2.0 million was placed in an escrow account, scheduled for release in January 1999, to secure the Company's indemnity obligations under the agreement.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at the registrant's annual meeting of shareholders which was held on July 11, 2001.

(1) The following were elected directors, each receiving the number of votes set opposite their respective name:

                                                                Broker
                                  For           Withheld        Non-Votes
                                  ---           --------        ---------

        James R. Berrett        15,747,187       292,694           --

        Andrew M. Caggia        15,740,231       299,650           --

        Ivan T. Frisch          15,747,369       292,512           --

(2) Amendments to the Plan for Deferred Compensation in Common Stock for Outside Directors was approved and adopted by the following vote:

                                                                       Broker
                          For            Against        Abstain        Non-Votes
                          ---            -------        -------        ---------
                       14,509,160       1,127,338       403,383           --

(3) The 2001 Director Stock Option Plan was approved and adopted by the following vote:

                                                                       Broker
                          For            Against        Abstain        Non-Votes
                          ---            -------        -------        ---------
                        9,527,578       2,150,308       402,626        3,959,369

(4) The 2001 Stock Option and Restricted Stock Plan was approved and adopted by the following vote:

                                                                       Broker
                          For            Against        Abstain        Non-Votes
                          ---            -------        -------        ---------
                        7,692,967       3,985,138       402,407        3,959,369

(5) The selection of Arthur Andersen LLP as the Company's auditors for the year ended February 28, 2002 was ratified by the following vote:

                                                                       Broker
                          For            Against        Abstain        Non-Votes
                          ---            -------        -------        ---------
                       16,001,873          22,611        15,397           --

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     None.


(b)  Reports on Form 8-K

     None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             STANDARD MICROSYSTEMS CORPORATION


DATE:   October 12,  2001                      /S/    Andrew M. Caggia
                                               ------------------------
                                                     (Signature)

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