Form 10-Q
period 2001-11-30
STANDARD MICROSYSTEMS CORP
filed 2002-01-14
CIK 93384

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

                For the quarterly period ended November 30, 2001

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

                            Yes ____X____ No ________

As of November 30, 2001, there were 16,069,817 shares of the registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                    November 30,       February 28,
                                                                       2001               2001
                                                                      -----               ----
                                                                    (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                      $    130,556       $     99,545
  Short-term investments                                                3,600              9,629
  Accounts receivable, net of allowance for doubtful
    accounts of $450 and $362, respectively                            22,103             16,776
  Inventories                                                          19,847             31,999
  Deferred income taxes                                                 7,409              8,718
  Other current assets                                                  4,482              7,080
-------------------------------------------------------------------------------------------------

       Total current assets                                           187,997            173,747
-------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                     25,642             35,492
Investment in Chartered Semiconductor                                   9,690             13,001
Deferred income taxes                                                   7,517              2,019
Other assets                                                           13,332             14,839
-------------------------------------------------------------------------------------------------

                                                                 $    244,178       $    239,098
=================================================================================================

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                               $      7,848       $     11,721
  Deferred income on shipments to distributors                          5,716              6,672
  Accrued expenses, income taxes and other liabilities                 15,600              8,972
-------------------------------------------------------------------------------------------------

        Total current liabilities                                      29,164             27,365
-------------------------------------------------------------------------------------------------

Other liabilities                                                       6,854              5,812

Commitments and contingencies

Minority interest in subsidiary                                        11,634             11,606

Shareholders' equity:
  Preferred stock, $.10 par value
    authorized 1,000,000 shares, none outstanding                       -                  -
  Common stock, $.10 par value
    authorized 30,000,000 shares,
    issued 17,178,000 and 17,082,000
    shares, respectively                                                1,718              1,708
  Additional paid-in capital                                          117,879            116,515
  Retained earnings                                                    85,086             79,052
  Treasury stock, 1,108,000 and 998,000 shares,
    respectively, at cost                                              (9,963)            (8,330)
  Accumulated other comprehensive income                                1,806              5,370
-------------------------------------------------------------------------------------------------

        Total shareholders' equity                                    196,526            194,315
-------------------------------------------------------------------------------------------------

                                                                 $    244,178       $    239,098
=================================================================================================

See Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

                                                              Three Months Ended            Nine Months Ended
                                                          -------------------------------------------------------

                                                                 November 30,                  November 30,
                                                          ---------------------------   -------------------------

                                                              2001            2000          2001          2000
                                                              ----            ----          ----          ----

Sales and revenues:
  Product sales                                           $  34,644       $  46,616     $  95,274      $ 129,829
  Licensing revenues                                         29,970             314        30,565          1,216
-----------------------------------------------------------------------------------------------------------------
                                                             64,614          46,930       125,839        131,045

Cost of goods sold                                           24,315          27,502        61,581         77,305
-----------------------------------------------------------------------------------------------------------------

Gross profit                                                 40,299          19,428        64,258         53,740

Operating expenses:
Research and development                                      8,793           8,991        24,800         24,361
Selling, general and administrative                           9,896           9,160        25,399         26,650
Restructuring costs                                           8,019             -           8,019           -
-----------------------------------------------------------------------------------------------------------------

  Income from operations                                     13,591           1,277         6,040          2,729

  Interest income                                               813           1,550         2,872          4,193
  Other income (expense), net                                  (481)            202         1,131         27,712
-----------------------------------------------------------------------------------------------------------------

Income before provision for income taxes
  and minority interest                                      13,923           3,029        10,043         34,634

Provision for income taxes                                    4,749             775         3,313         12,468

Minority interest in net income (loss) of subsidiary            (21)             42            28             82
-----------------------------------------------------------------------------------------------------------------

Income from continuing operations                             9,195           2,212         6,702         22,084

Gain on sale of (loss from) discontinued operations
  (net of income taxes of ($64), - , ($360) and $2,799)        (116)            -            (668)         4,765
-----------------------------------------------------------------------------------------------------------------

Net income                                                $   9,079       $   2,212     $   6,034      $  26,849
=================================================================================================================

Basic net income per share:
  Income from continuing operations                       $   0.57        $   0.14      $   0.42       $   1.39
  Gain on sale of (loss from) discontinued operations        (0.01)             -          (0.04)          0.30
-----------------------------------------------------------------------------------------------------------------

Basic net income per share                                $   0.56        $   0.14      $   0.38       $   1.69
=================================================================================================================

Diluted net income per share:
  Income from continuing operations                       $   0.56        $   0.13      $   0.40       $   1.29
  Gain on sale of (loss from) discontinued operations        (0.01)             -          (0.04)          0.28
-----------------------------------------------------------------------------------------------------------------

Diluted net income per share                              $   0.55        $   0.13      $   0.36       $   1.57
=================================================================================================================

Weighted average common shares outstanding:
  Basic                                                      16,071          15,983        16,090         15,890
  Diluted                                                    16,525          17,574        16,799         17,111

See Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                               Nine Months Ended November 30,
                                                               ------------------------------

                                                                   2001              2000
                                                               -----------       ------------

Cash flows from operating activities:
  Cash received from customers and licensees                   $  119,229        $  124,817
  Cash paid to suppliers and employees                            (93,744)         (114,261)
  Interest received                                                 3,806             2,980
  Interest paid                                                      (108)             (166)
  Income taxes paid                                                  (556)           (7,199)
---------------------------------------------------------------------------------------------

    Net cash provided by operating activities                      28,627             6,171
---------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                             (3,637)          (10,100)
  Sales of property, plant and equipment                            2,022               696
  Sales of long-term investments and options                        1,063            37,127
  Purchases of short-term investments                              (7,600)          (10,632)
  Sales of short-term investments                                  13,629             3,003
  Other                                                               (64)              (99)
---------------------------------------------------------------------------------------------

    Net cash provided by investing activities                       5,413            19,995
---------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                              686             2,599
  Purchases of treasury stock                                      (1,633)           (2,827)
  Repayments of obligations under capital leases                     (703)             (686)
---------------------------------------------------------------------------------------------

    Net cash used for financing activities                         (1,650)             (914)
---------------------------------------------------------------------------------------------

Effect of foreign exchange rate changes on cash and cash
equivalents                                                          (330)             (198)

Net cash provided by (used for) discontinued operation             (1,049)           12,370
---------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                          31,011            37,424
Cash and cash equivalents at beginning of period                   99,545            73,405
---------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                     $  130,556        $  110,829
=============================================================================================


Reconciliation of income from continuing operations to net cash provided by operating activities:

Income from continuing operations                              $    6,702        $   22,084
Adjustments to reconcile income from continuing operations
to net cash provided by operating activities:
  Depreciation and amortization                                     9,343             8,843
  Gains on sales of investments and property                       (1,659)          (27,850)
  Asset revaluations                                                5,337              -
  Other adjustments, net                                              116              (117)
  Changes in operating assets and liabilities:
    Accounts receivable                                            (5,295)           (6,588)
    Inventories                                                    12,024            (8,670)
    Accounts payable and accrued expenses and other liabilities     3,169            13,292
    Other changes, net                                             (1,110)            5,177
---------------------------------------------------------------------------------------------

Net cash provided by operating activities                      $   28,627        $    6,171
=============================================================================================

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation

     The accompanying unaudited condensed consolidated financial information of Standard Microsystems Corporation and subsidiaries, referred to herein as "SMSC" or "the Company", has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in management's opinion are necessary to state fairly the Company's financial position, results of operations and cash flows as of and for the three and nine months ended November 30, 2001 and 2000. The February 28, 2001 Consolidated Balance Sheet was derived from audited financial statements on that date.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates, and such differences may be material to the financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended February 28, 2001 included in the Company's Annual Report on Form 10-K, as filed on May 25, 2001 with the Securities and Exchange
     Commission. The results of operations for the three and nine months ended November 30, 2001 are not necessarily indicative of the results to be expected for any future periods.

     Certain fiscal 2001 items have been reclassified to conform to the fiscal 2002 presentation.


2.   Balance Sheet Data

     Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

                                   Nov. 30, 2001    Feb. 28, 2001
     ------------------------------------------------------------
      Raw Materials               $        490     $         558
      Work in Process                   10,339            22,859
      Finished Goods                     9,018             8,582
     ------------------------------------------------------------

                                  $     19,847     $      31,999
     ============================================================

     Property, plant and equipment consists of the following (in thousands):


                                         Nov. 30, 2001     Feb. 28, 2001
     --------------------------------------------------------------------
      Land                             $      3,434       $     3,434
      Buildings and Improvements             29,223            29,540
      Machinery and Equipment                76,676            82,794
     --------------------------------------------------------------------
                                            109,333           115,768
      Less: accumulated depreciation         83,691            80,276
     --------------------------------------------------------------------
                                       $     25,642       $    35,492
     ====================================================================

3.   Net Income (Loss) Per Share

     Basic net income (loss) per share is based upon the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average common shares outstanding during the period, plus the dilutive effect of shares issuable through stock options.

     The shares used in calculating basic and diluted net income (loss) per share are reconciled as follows (in thousands):

                                         Three Months Ended    Nine Months Ended
                                            November 30,          November 30,
                                         ---------------------------------------
                                           2001      2000      2001      2000
                                         --------  --------  -------- ----------

     Average shares outstanding for
      basic net income (loss) per share   16,071    15,983    16,090    15,890

     Dilutive effect of stock options        454     1,591       709     1,221
     ---------------------------------------------------------------------------

     Average shares outstanding for
      diluted net income (loss)
      per share                           16,525    17,574    16,799    17,111
     ===========================================================================

4.   Comprehensive Income

     The Company's other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on long-term equity investments. The components of the Company's comprehensive income
     (loss) for the three and nine month periods ended November 30, 2001 and 2000 were as follows (in thousands):

                                         Three Months Ended    Nine Months Ended
                                            November 30,          November 30,
                                        ----------------------------------------
                                          2001      2000         2001     2000
                                        --------  ----------  --------- --------

   Net income                           $ 9,079  $  2,212     $ 6,034  $ 26,849
     Other comprehensive income (loss):
     Change in foreign currency
     translation adjustment                (537)     (567)       (685)     (311)
     Change in unrealized gain on
     investments                         (1,471)  (16,888)     (2,879)  (32,269)
   -----------------------------------------------------------------------------

   Total comprehensive income (loss)    $ 7,071  $(15,243)    $ 2,470  $ (5,731)
   =============================================================================

5.   Business Restructuring

     In November 2001, the Company's Board of Directors approved management's plan to exit the PC chipset business, redirect the Company's resources, and increase its focus on leveraging its core technologies toward higher growth, higher margin businesses. This restructuring was announced on December 3, 2001. In line with this decision and the sustained economic difficulties of the semiconductor marketplace, during the third quarter of fiscal 2002, the Company eliminated 55 positions, or 11% of its work force, primarily within engineering and development staff. The Company recorded pretax charges of $9.3 million during the third quarter to reflect the costs of this restructuring.

     The components of the restructuring charges were as follows (in thousands):

                                            Cost of      Restructuring
                                          goods sold         costs
    ---------------------------------------------------------------------

     Excess and obsolete inventory         $ 1,275         $     -
     Write-down of assets                        -           5,340
     Non-cancelable lease obligations            -           1,870
     Workforce reduction                         -             309
     Other charges                               -             500
    ---------------------------------------------------------------------

                                           $ 1,275         $ 8,019
    =====================================================================

6.   Discontinued Operations

     The Company is involved in several legal actions relating to past divestitures of divisions and business units. These divestitures were accounted for as discontinued operations, and accordingly, costs associated with these actions are reported as a Loss from discontinued operations on the Consolidated Statement of Income. These costs totaled $180,000 and $1,028,000, before applicable income tax benefits of $64,000 and $360,000, for the three and nine month periods ended November 30, 2001, respectively.

     During the first quarter of fiscal 2001, the Company sold the majority of its ownership interest in Standard MEMS, Inc. and realized an after-tax gain of $4,765,000, which appears as a Gain on sale of discontinued operations on the Consolidated Statement of Income for the nine months ended November 30, 2000. Standard MEMS, Inc. was organized in June 1999, upon the Company's sale of the assets of its former Foundry Business Unit to New Jersey-based IOTA, Inc.

7.   Sales of Facilities

     During the first quarter of fiscal 2002, the Company sold two underutilized facilities. Combined proceeds from these sales were $2,105,000, before related expenses, and the sales resulted in a net pre-tax gain of approximately $600,000, which is included within Other income (expense), net.

8.   New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No.142 requires goodwill and certain other intangible assets to be tested for impairment at least annually and written down only when impaired, replacing the current accounting practice of ratably amortizing these items. Intangible assets other than goodwill that have a finite life will be amortized over their useful lives. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. Early adoption of the statement will be permitted for companies with fiscal years beginning after March 15, 2001, for which first quarter financial statements have not been issued. The Company currently does not expect these pronouncements to have any impact on its results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company currently does not expect this pronouncement to have any impact on its results of operations or financial position.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". This statement establishes a single accounting model, based upon the framework established in SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", for long-lived assets to be disposed of by sale and addressed significant implementation issues. This statement will be effective for fiscal years beginning after December 15, 2001. The Company currently does not expect this pronouncement to have any impact on its results of operations or financial position.

9.   Technology and Patent License Agreements with Intel Corporation

     In 1987, the Company and Intel Corporation (Intel) entered into an agreement providing for, among other things, a broad, worldwide, non-exclusive patent cross-license between the two companies, covering manufacturing processes and products, thereby providing each company access to the other's current and future patent portfolios.

     In September 1999, the two companies announced a technology exchange agreement (the Agreement) that would allow SMSC to accelerate its ongoing development of Intel-compatible chipset products. Chipset products are integrated circuits that communicate with the microprocessor (CPU) and assist in controlling the flow of information within a personal computer or similar application. The Agreement provides, among other things, for Intel to transfer certain intellectual property related to Intel chipset architectures to SMSC, and provides SMSC the opportunity to supply Intel chipset components along with its own chipset solutions. The Agreement also limits SMSC's rights regarding Northbridges and Intel Architecture Microprocessors under the 1987 agreement.

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

     In September 2001, SMSC notified Intel of a chipset revenue shortfall of approximately $29.6 million for the 12 months ended September 21, 2001. In November 2001, the Company received a $29.6 million payment from Intel, which is reported as licensing revenue on the Company's Consolidated Statements of Income for the three and nine months ended November 30, 2001. There can be no assurance whatsoever that Intel will elect to pay any future revenue shortfalls to SMSC under the Agreement.

10.  Litigation

     In October 2000, Standard Microsystems Corporation was named as a defendant, along with several other semiconductor suppliers, in a patent infringement lawsuit filed by U.S. Philips Corporation (Philips) in the United States District Court for the Southern District of New York (U.S. Philips Corporation v. Analog Devices, Inc., et al, Case Number 00 CIV.
     7426). The Complaint filed in the suit alleged that some of the Company's products infringe one Philips patent, and was seeking injunctive relief and unspecified damages.

     In November 2001, the Company and Philips agreed to settle the dispute and to file a joint motion to dismiss all claims. As part of the settlement, the parties have entered into a nonexclusive licensing agreement under which SMSC is a licensee of the previously disputed Philips' patent rights.

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

Business Restructuring and Other Non-Recurring Charges

On December 3, 2001 the Company announced that it was exiting the PC chipset business, and had eliminated 55 positions or 11% of its worldwide workforce, primarily within its engineering and development staff. The Company had been investing significant resources, particularly during the past several years, in the development and marketing of PC chipset products.

This decision follows a series of changes over the past two years in the industry outlook for the PC chipset business, including excess industry capacity and eroding margins. In addition, the current, unprecedented semiconductor market downturn has prevented SMSC from remaining profitable while continuing its significant investment in PC chipset products. By exiting the PC Chipset business, the Company believes that it can better focus on and leverage its core technologies toward higher growth, higher margin businesses, targeting more predictable returns on investment.

The Company's operating results for the three months ended November 30, 2001 include charges of $9.3 million for costs associated with this restructuring, including $1.3 million for excess and obsolete inventories which is reported within Cost of goods sold.

The Company also incurred approximately $1.4 million of other non-recurring charges during the third quarter of fiscal 2002. These charges included costs of a litigation settlement, professional fees, and the write-down of an equity investment.

Licensing Revenue

In November 2001, the Company received a $29.6 million payment from Intel Corporation, under the terms of its September 1999 chipset agreement with Intel. Further details in this regard are provided within this discussion under the caption "Technology and Patent License Agreements with Intel Corporation" below. This payment was recorded as licensing revenue in the third quarter of fiscal 2002.

Revenues

Revenues for the third quarter of fiscal 2002 were $64.6 million, compared to $46.9 million for the third quarter of fiscal 2001. This increase in revenues primarily reflects the aforementioned $29.6 million payment from Intel Corporation. Product sales (exclusive of licensing revenue) for the three-month period ending November 30, 2001 were $34.6 million, compared to $46.6 million for the three-month period ending November 30, 2000. This reduction in product sales was due to lower unit volumes shipped compared to the preceding year's three-month period, reflecting the current year's broad, ongoing slowdown in demand for semiconductor products.

Revenues for the nine months ended November 30, 2001 were $125.8 million, compared to $131.0 million reported for the nine months ended November 30, 2000. Product sales for the current year's nine-month period were was $95.3 million, compared to $129.8 million for the nine-month period ending November 30, 2000. Consistent with the third quarter's revenue comparison, revenue from product sales decreased as a result of lower unit shipments.

International product sales were approximately 92% of total product sales for the three months ended November 30, 2001, compared to 77% for the three months ended November 30, 2000. For the nine-month period ended November 30, 2001, international product sales were 89% of total product sales, compared to 75% for the nine-month period ended November 30, 2000. Asia and the Pacific Rim region continues to represent the dominant location for the Company's shipments, reflecting the region's high concentration of the world's electronic manufacturing and assembly activity. Several of the Company's customers have increased their manufacturing activity in this region during the past year. Product sales from Asia and the Pacific Rim region were 83% of total product sales for the three-month period ending November 30, 2001, compared to 62% for the three-month period ending November 30, 2000. For the current year's nine-month period, product sales from Asia and the Pacific Rim region were 80% of total product sales, compared to 61% in the prior year's nine-month period.

Gross Profit

Gross profit was $40.3 million in the third quarter of fiscal 2002, compared to $19.4 million in the corresponding year-earlier quarter. For the nine months ended November 30, 2001, gross profit was $64.3 million, compared to $53.7 million for the prior year's nine month period.

Included within gross profit for both the three and nine month periods of fiscal 2002 is the $29.6 million licensing payment from Intel Corporation, as well as $1.3 million of inventory obsolescence charges resulting from the Company's exit from the PC chipset business. Excluding these items, gross profit for the three months ending November 30, 2001 was $12.0 million, or 34.3% of revenues (as adjusted for the payment from Intel), compared to $19.4 million, or 41.4% of revenues for the year earlier three-month period. For the nine months ended November 30, 2001, gross profit, as adjusted, was $35.9 million, or 37.3% of adjusted revenues, compared to $53.7 million, or 41.0% of revenues, for the corresponding year-earlier nine-month period. This reduction in gross profit percentage for both the three and nine month periods is principally due to a $1.6 million inventory obsolescence charge recorded in the third quarter of fiscal 2002 resulting from reduced customer demand, including reduced demand for several high-volume products by one of the Company's larger customers. In addition, there has been a modest shift in product mix away from higher margined embedded products and towards lower margined Advanced I/O devices during fiscal 2002. The reduced customer demand is indicative of current overall business conditions within the semiconductor marketplace, not of a reduction of the Company's share of the markets it serves. On the contrary, the Company believes that it has gained market share in the Advanced I/O marketplace during the past year, reflecting several new high-volume design wins.

Operating Expenses

Research and development expenses were $8.8 million in the third quarter of fiscal 2002, compared to $9.0 million in the corresponding year-earlier quarter. For the nine months ended November 30, 2001, research and development expenses were $24.8 million, compared to $24.4 million for the first nine months of the prior fiscal year. Research and development expenses are expected to decline in the fourth quarter of fiscal 2002, to between $6.5 million and $7.0 million, as a result of the previously described business restructuring.

Selling, general and administrative expenses were $9.9 million in the third quarter of fiscal 2002, compared to $9.2 million for the prior year's third quarter. The increase in the current year's third quarter reflects higher professional fees as well as the impact of a litigation settlement. For the nine months ended November 30, 2001, selling, general and administrative expenses were $25.4 million, compared to $26.6 million for the corresponding year-earlier period. The decline in fiscal 2002, compared to fiscal 2001, reflects lower commission and incentive costs associated with lower revenues in fiscal 2002. Selling, general and administrative costs are expected to be between $7.5 million and $8.0 million in the fourth quarter of fiscal 2002.

As noted earlier, the Company recorded an $8.0 million restructuring charge in the third quarter of fiscal 2002 resulting from its decision to exit the PC chipset business.

Other Income and Expense

Interest income was $0.8 million and $2.9 million in the three and nine-month periods ended November 30, 2001, respectively, compared to $1.6 million and $4.2 million in the corresponding year-earlier periods. These decreases reflect lower interest rates on cash and short-term cash equivalent investments held by the Company.

Other income (expense), net, totaled $(0.5) million and $1.1 million in the three and nine month periods ended November 30, 2001, respectively, compared to $0.2 million and $27.7 million in the corresponding year-earlier periods. Other income (expense), net for the current three-month period includes the write-down of an equity investment accounted for on the cost method, reflecting management's judgement of a permanent impairment in its value. Other income (expense) for the nine months ended November 30, 2001 includes gains on the sale of long-term equity investments and also includes gains of $0.6 million on the sale of two underutilized facilities.

Other income (net) for the three and nine month periods ending November 30, 2000 includes gains realized on sales of a portion of the Company's investment in Singapore-based Chartered Semiconductor Manufacturing Ltd. (Chartered), as well as proceeds from sales of call options covering a portion of its Chartered stock holdings. The gains totaled $24.2 million for the nine months ended November 30, 2000, while proceeds from sales of call options were $0.7 million and $2.2 million for the three and nine-month periods ended November 30, 2000.

Income Taxes

The Company recorded a tax provision of $4.7 million and $3.3 million for the three and nine-month periods ending November 30, 2001, respectively, compared to $0.8 million and $12.5 million in the comparable year-earlier periods. Generally, the Company's income tax rate includes the federal, state and foreign statutory tax rates, the impact of certain permanent differences between the book and tax accounting treatment of certain expenses, the impact of tax-exempt income and various tax credits.

Discontinued Operations

The Company is involved in several legal actions relating to past divestitures of divisions and business units. These divestitures were accounted for as discontinued operations, and accordingly, costs associated with these actions totaling $0.1 million and $0.6 million, net of income taxes, for the three and nine-month periods ending November 30, 2001, respectively, are reported as a Loss from discontinued operations on the Consolidated Statement of Operations.

During the nine-month period ending November 30, 2000, the Company sold most of its ownership interest in Standard MEMS, Inc. and realized an after-tax gain of $4.8 million. Standard MEMS, Inc. was organized in June 1999, upon the Company's sale of the assets of its former Foundry Business Unit to New Jersey-based IOTA, Inc.

Technology and Patent License Agreements with Intel Corporation

In 1987, the Company and Intel Corporation (Intel) entered into an agreement providing for, among other things, a broad, worldwide, non-exclusive patent cross-license between the two companies, covering manufacturing processes and products, thereby providing each company access to the other's current and future patent portfolios.

In September 1999, the two companies announced a technology exchange agreement (the Agreement) that would allow SMSC to accelerate its ongoing development of Intel-compatible chipset products. Chipset products are integrated circuits that communicate with the microprocessor (CPU) and assist in controlling the flow of information within a personal computer or similar application. The Agreement provides, among other things, for Intel to transfer certain intellectual property related to Intel chipset architectures to SMSC, and provides SMSC the opportunity to supply Intel chipset components along with its own chipset solutions. The Agreement also limits SMSC's rights regarding Northbridges and Intel Architecture Microprocessors under the 1987 agreement.

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

In September 2001, SMSC notified Intel of a chipset revenue shortfall of approximately $29.6 million for the 12 months ended September 21, 2001. In November 2001, the Company received a $29.6 million payment from Intel, which is reported as licensing revenue on the Company's Consolidated Statements of Income for the three and nine months ended November 30, 2001. There can be no assurance whatsoever that Intel will elect to pay any future revenue shortfalls to SMSC under the Agreement.

Liquidity and Capital Resources

The Company's cash, cash equivalents and short-term investments were $134.2 million as of November 30, 2001, compared to $109.2 million as of February 28, 2001.

During the first nine months of fiscal 2002, operating activities generated $28.6 million of cash, while investing activities provided $5.4 million, and financing activities consumed $1.7 million. Discontinued operations consumed $1.0 million of cash.

The cash provided by the operating activities primarily reflects the licensing payment of $29.6 million received from Intel Corporation in November 2001. The cash provided by investment activities includes $6.0 million (net) from the maturity of short-term investments, as well as $2.0 million from the sale of underutilized real estate and $1.1 million from sales of long-term equity investments.

During the current year's nine-month period, the Company purchased 110,000 shares of treasury stock for $1.6 million.

The purchases of capital equipment were $3.6 million for the first nine months of fiscal 2002. Total fiscal 2002 capital expenditures are expected to be below the $14.6 million of such expenditures incurred in fiscal 2001.

Accounts receivable increased to $22.1 million at November 30, 2001, compared to $16.8 million at February 28, 2001, reflecting an increase in product sales in the third quarter of fiscal 2002 as compared to the fourth quarter of fiscal
2001. The Company's accounts receivable are substantially all current as of November 30, 2001.

The Company's inventories decreased by approximately $12.2 million, to $19.8 million, during the first nine months of fiscal 2002. This reduction includes a $1.3 million write-down of inventory from exiting the PC chipset business, and the Company's continued realignment of inventories with current demand.

The decline in accounts payable, from $11.7 million at February 28, 2001 to $7.8 million at November 30, 2001, resulted from a lower volume of inventory purchases. The increase in accrued expenses, income taxes and other liabilities to $15.6 million at November 30, 2001, compared to $9.0 million at February 28, 2001, reflects a $5.0 million increase in income taxes payable.

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

The majority of the Company's short-term investments have original maturities of three months or less and are therefore classified as cash equivalents. As of November 30, 2001, the Company's $3.6 million of short-term investments consisted of fixed-income investments with maturities of between three and six months. The Company periodically holds fixed-income investments in corporate and municipal obligations with maturities of between three and twelve months. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase immediately and uniformly by 10% the fair value of these short-term investments would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

Equity Price Risk - The Company is exposed to an equity price risk on its investment in Chartered Semiconductor Manufacturing, Ltd. and other publicly traded equity investments. For every 10% adverse change in the market value of Chartered Semiconductor common stock, the Company would experience a decrease of approximately $1.1 million to its November 30, 2001 investment value. The Company has sold call options on this security in the past and may do so in the future to reduce some of this market risk.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

In October 2000, Standard Microsystems Corporation was named as a defendant, along with several other semiconductor suppliers, in a patent infringement lawsuit filed by U.S. Philips Corporation (Philips) in the United States District Court for the Southern District of New York (U.S. Philips Corporation v. Analog Devices, Inc., et al, Case Number 00 CIV. 7426). The Complaint filed in the suit alleged that some of the Company's products infringe one Philips patent, and was seeking injunctive relief and unspecified damages.

In November 2001, the Company and Philips agreed to settle the dispute and to file a joint motion to dismiss all claims. As part of the settlement, the parties have entered into a nonexclusive licensing agreement under which SMSC is a licensee of the previously disputed Philips' patent rights.

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



                                      STANDARD MICROSYSTEMS CORPORATION


DATE:  January 14, 2002                  /S/     Andrew M. Caggia
                                          ------------------------
                                                (Signature)

                                          Andrew M. Caggia
                                          Senior Vice President -
                                          Finance (duly authorized
                                          officer) and Chief Financial
                                          Officer (principal financial
                                          officer)