Form 10-K
period 2002-02-28
STANDARD MICROSYSTEMS CORP
filed 2002-04-26
CIK 93384

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended February 28, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

     As of March 28, 2002, 15,956,971 shares of the registrant's common stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $ 359,201,534.

                       Documents Incorporated By Reference
     The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

               Document                                              Part
Those portions of the registrant's 2002 annual report to
shareholders (the "Annual Report") which are specifically
identified herein as incorporated by reference into this
Form 10-K.                                                            II
Those portions of the registrant's proxy statement for the
registrant's 2002 Annual Meeting (the "Proxy Statement")
which are specifically identified herein as incorporated
by reference into this Form 10-K.                                    III
================================================================================

                        Standard Microsystems Corporation
                                    Form 10-K
                   For the Fiscal Year Ended February 28, 2002




                                TABLE OF CONTENTS



PART I

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

SMSC is a designer and worldwide supplier of advanced digital and analog Input/Output (I/O) system and connectivity solutions for a broad range of communications and computing applications in the areas of Advanced I/O, Connectivity, Local Area Networking and Embedded Control Systems. The Company is prominent as the world's leading supplier of Advanced I/O integrated circuits for desktop and mobile personal computers. Advanced I/O circuits contain a variety of individual functions and unique I/O controllers delivered in a single package, including floppy disk control, keyboard control and BIOS, parallel and serial port control, and often flash memory, infrared communications support, a real time clock, system management and power management.

The Company sells its products to a worldwide customer base, which includes most of the world's leading personal computer manufacturers. The Company's Advanced I/O circuits reside on the motherboards of personal computer products sold by Compaq, Dell, Fujitsu, Gateway, Hewlett-Packard, IBM, Intel, NEC, Sony, Toshiba and most other leading manufacturers.

The Company serves the USB connectivity market with its family of connectivity products, which provide solutions using both USB 1.1 and USB 2.0 technologies. Embedded Networking products are designed to serve a variety of machine-to-machine communications applications, such as set-top boxes, home gateway products, printers and wireless communication interfaces.

SMSC is headquartered in Hauppauge, New York, and has operations in North America, Taiwan, Europe and Japan. The Company operates four engineering and marketing facilities, located in California, New York, Texas and Japan. These offices are staffed with highly skilled integrated circuit design and product engineers, and semiconductor marketing and sales specialists.

Principal Products of the Company

The Company' s products are sold into the personal computer and embedded systems marketplaces. Personal computer products include Advanced I/O Controllers, as well as recently introduced keyboard and system controllers and environmental monitoring and control devices. Embedded systems applications include USB connectivity products, Ethernet and Arcnet embedded networking products, embedded I/O products and systems logic products.

The Company continually works to broaden its product offerings and has made significant investments in the development of new products in all of its product families. Many of the Company's newer products have increasing amounts of analog circuitry content, complementing the Company's traditional strength in digital circuitry. The Company believes that the market for analog applications offers a significant new growth opportunity. Several of the Company's recent product introductions include the following:

o The LPC47N350 Keyboard and System Controller for legacy-free notebook PC's was introduced in April 2002. This device features the Company's unique PortSwitch interface, a patent-pending hot-switchable external LPC interface that enables cost-effective, full-featured port replication and docking solutions.

o In February 2002, The Company announced its entry into the Hi-Speed USB 2.0 peripheral controller market with two new integrated circuits, the USB97C201 ATA/ATAPI/CF Bridge Controller and the USB97C210 memory card controller for USB memory card readers. These products feature data transfer rates to fully support the rapidly expanding USB 2.0 communications standard.

o In November 2001, the Company introduced two environmental monitoring and control devices, the EMC6D100 and the EMC6D101. These products, designed with analog circuitry, monitor voltages and temperatures critical to the stability and reliability of a PC or embedded computing system. They provide the thermal monitoring and control necessary to protect today's high-heat, small form factor system designs.

o The LPC47S45X Advanced I/O Controller, introduced in August 2001, is designed specifically for PC server applications. Based upon the Company's pioneering desktop Advanced I/O architecture, this device offers important platform management features needed in server applications, including a real time clock and an X-Bus interface.

o The LPC47M192 Advanced I/O Controller with hardware monitoring capability was introduced in October 2001. This product offers voltage and temperature monitoring, fan speed detection and other environmental control features. The cost savings available to customers using this product make it particularly attractive to the low-cost, mass PC market.

o The LAN91C111, introduced in January 2001, is a non-PCI 10/100 mbps single-chip Ethernet MAC+PHY controller, and is designed to provide Fast Ethernet connectivity solutions in a broad range of embedded devices, including set-top-boxes, ATM machines, switching hubs, printers, motherboards, adapter cards, security systems, network appliances and game consoles. Following considerable design-in activity during fiscal 2002, the Company expects to begin shipping this device in high volume during fiscal 2003.

Advanced Input/Output (I/O) Controllers
---------------------------------------

The Company is the world's leading supplier of Advanced I/O Controllers for both the desktop and mobile personal computer markets.

Advanced Input/Output Controllers integrate multiple communication functions between the PC and peripheral devices onto a single chip. Generally required in every PC and other related computing applications, basic I/O functionality historically included such functions as floppy disk control, keyboard control and BIOS, and parallel and serial port control.

As computing designs have expanded, the role of the I/O controller has expanded, and legacy interfaces have been augmented or replaced by new interfaces such as SMBus controllers, power management controllers, real time clocks, pulse width modulators, voltage and temperature measurement circuits, flash memory, fan speed control circuits and USB hub ports. The Company is adept at using these, and other, I/O technology "building blocks" to uniquely configure Advanced I/O solutions to meet specific customer requirements. The Company's skill in integrating greater functionality into Advanced I/O devices enables designers to implement features at progressively lower cost points.

The particular features of Advanced I/O Controllers are dictated according to the designer's requirements and vary based on target markets as well as the need to maintain compatibility with other components of the design. The attributes of a specific Advanced I/O controller are intended to make it more specifically suitable for targeted applications like commercial or consumer PCs, servers, and PC motherboards for the merchant motherboard or embedded markets.

Another advantage of designing-in the Company's products is that one circuit board design can accommodate any one of the several devices within any specific product group. This allows customers to easily upgrade to higher-performance products as their end market changes, retaining investments in board design, firmware development, and overall testing and reliability procedures.

Most of the Company's Advanced I/O Controllers are designed for the Low Pin Count (LPC) bus architecture. LPC is a simpler, more efficient, lower cost means of interconnecting peripheral devices, which is gradually replacing the Industry Standard Architecture (ISA) bus.

The Company's market leadership in Advanced I/O Controllers is particularly evident in the size, power, and feature-sensitive mobile PC market. The Company offers a complete line of Advanced I/O solutions designed especially for notebook applications. The flagship device in this product line is the LPC47N252, currently the market's leading Advanced I/O Controller for notebook PCs. This highly-integrated device is designed to support the LPC bus architecture and includes a powerful keyboard controller based on the 8051 microprocessor, which enables internal keyboard scanning and control. This device provides power management features important to the mobile PC environment, and also contains 64K of embedded flash.

Keyboard and System Control Products
------------------------------------

Traditionally, the Company has offered keyboard control functionality as integrated within its Advanced I/O Controller products. With the growing demand for legacy-free computing applications, the Company has recently introduced products which provide stand-alone keyboard and system control, and believes that this market segment will provide opportunities for growth in fiscal 2003 and beyond.

The Company's recently introduced LPC47N350, is the Company's first stand-alone keyboard and system control device, and is targeted for legacy-free notebook PC applications. This device incorporates an 8051-based controller with on-board flash memory, and features the Company's unique PortSwitch interface, a patent-pending hot-switchable external LPC interface that enables cost-effective, full-featured port replication and docking solutions.

Environmental Monitoring and Control Products
---------------------------------------------

The Company's recently introduced line of Environmental Monitoring and Control devices (the EMC6D100 and the EMC6D101) provide solutions to temperature and voltage monitoring requirements, which are critical to the stability and reliability of PCs and other computing systems. The automatic fan speed control capability of these products provides thermal protection across multiple zones, even when the operating system (OS) is not running. These devices' intelligent control of fan speed also provides a patent-pending reduced noise design and addresses the power consumption concerns of mobile applications.

These analog designs leverage the Company's technical competencies beyond the PC space, and mark an expansion of the Company's leading role as a designer of digital integrated circuits. The market for analog applications offers a significant new growth opportunity for the Company.

USB Connectivity Products
-------------------------

Universal  Serial  Bus (USB) is a  rapidly-growing  communication  standard  for
connecting   peripheral   devices  to  host  devices,   offering  ease  of  use,
expandability and increased speed.

The Company has been supplying USB 1.1 controller devices for mass-storage products in high volume for several years. The Company's USB97C100 and USB97C102 devices are general-purpose controllers for use in high performance or multiple peripheral applications, such as port replicators. The USB97CFDC device, which integrates the Company's floppy disk controller, provides a complete, single-chip USB solution for external floppy drives.

To address the next generation of higher-speed, higher bandwidth USB connectivity, the Company recently introduced its first two Hi-Speed USB 2.0 devices. USB 2.0 technology allows for data transfer at rates up to 40 times faster than the earlier USB 1.1 technology.

The Company's USB97C201 is the market's first single-chip USB 2.0 peripheral controller capable of Ultra Direct Memory Access (UDMA) mode 4 data rates, allowing the transfer of data to and from ATA/66 and ATA/100 disk drives at the maximum sustainable USB 2.0 burst data rate of 53 mbps. In addition to an internal PHY, the USB97C201 also contains a high-speed internal 8051 microprocessor. The USB97C201's programmable patent-pending architecture and modern process technology yield a very small die size, which results in an economical solution for the price-competitive external drive market.

The USB97C210 is the world's first Hi-Speed USB 2.0 multi-format memory card controller. The USB97C210 consists of a USB 2.0 physical layer transceiver and serial interface engine, data buffers, an 8051 microprocessor with expanded scratchpad and program SRAM, and dedicated controllers for each memory card type. With its Hi-Speed USB 2.0 interface and patent-pending architecture, the USB97C210 rapidly transfers large amounts of data, such as MP3 and MPEG files, to memory cards.

Embedded Networking - Ethernet Products
---------------------------------------

Local Area Networking (LAN) devices enable personal computers and peripheral devices to be connected to networks and permit communications among LAN users. Connection to a LAN permits a user to send messages to and receive messages from other LAN users and share common resources such as printers, disk drives, files and programs. The Company's Ethernet products are primarily used in embedded LAN applications and can provide customers with complete Ethernet connectivity solutions.

The Company has developed an advanced family of highly-integrated, single-chip Ethernet devices, including 10 mbps Ethernet controllers, and 10/100 mbps Fast Ethernet media access controllers (MAC) and physical layer transceivers (PHY) for non-PCI bus architectures.

The Company's newest Ethernet device is the LAN91C111, a high-performance non-PCI Fast Ethernet controller that integrates a MAC Layer, a PHY Layer and 8K bytes of internal SRAM onto a single, compact device. It is designed to facilitate the implementation of Fast Ethernet connectivity solutions for a broad range of embedded applications. The LAN91C111's configurable, generic bus interface is compatible with popular embedded host interfaces, including ARM, SH, MIPS, 68K/Coldfire, PowerPC and other RISC processors.

The Company offers a suite of networking device drivers that support the rich feature sets and exploit the architectural advantages of all of its Ethernet hardware solutions. Drivers are available for the most popular networking environments and operating systems, including DOS, Windows, Windows CE, Windows NT Embedded, embedded RTOS, Novell Netware, and Linux.

Embedded Networking  - Arcnet Products
--------------------------------------

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

Systems Logic Chipsets
----------------------

The Company has expanded its embedded market presence by entering the embedded systems logic arena with the introduction of the VictoryBX/GX-66 chipset. While originally targeted for both PC and embedded applications, this product line is now being marketed extensively into the embedded marketplace. The Company decided to exit the PC chipset business in November 2001.

Competition

The Company competes in the semiconductor industry, servicing and providing solutions for the PC, networking, connectivity and embedded control marketplaces. Many of the Company's larger customers conduct business in the personal computer industry. Intense competition, rapid technological change, cyclical market patterns, price erosion and periods of mismatched supply and demand have historically characterized both industries.

The Company faces competition from several large semiconductor manufacturers, some of which have greater size and financial resources than the Company. The Company's principal competitors in the Advanced I/O Controller market include National Semiconductor Corporation, Winbond Electronics Corporation and Integrated Technology Express, Inc. (ITE).

As the Company continues to broaden its product offerings, it will likely face new competitors in other markets. Many of the Company's potential competitors have the ability to invest larger dollar amounts into research and development, and some have their own manufacturing facilities, which may give them a cost advantage on large volume products.

The principal methods that the Company uses to compete include the introduction of innovative new products, adding new features, improving performance, servicing customers, availability of product and constantly striving to reduce manufacturing costs.


Research and Development

The semiconductor industry, and the individual markets in which the Company currently competes, are highly competitive, and the Company believes that the continued investment in research and development (R&D) is critical to maintaining and improving its competitive position.

The Company's research and development activities are performed by a team of highly-skilled and experienced engineers and technicians, and is primarily directed towards the design of new integrated circuits, the development of new software design tools and blocks of logic, as well as ongoing cost reductions and performance improvements in existing products.

During fiscal 2002, the Company announced its exit from the PC chipset business, which included a reorganization of its engineering and development resources. The Company has redirected its engineering resources towards its core technologies, focusing on the development and incorporation of new technologies and features into Advanced I/O, networking, connectivity and embedded systems products.

Manufacturing

The Company is a fabless semiconductor solutions provider, which is an increasingly common business model in the semiconductor industry. Third party contract foundries and package assemblers are engaged to fabricate the Company's products onto silicon wafers, cut these wafers into die and assemble the die into finished packages. This strategy allows the Company to focus its resources on product design and development, marketing and quality assurance. It also reduces fixed costs and capital requirements, and allows the Company access to the most advanced manufacturing capabilities.

The Company's primary wafer suppliers are Chartered Semiconductor Manufacturing, Ltd. in Singapore and Taiwan Semiconductor Manufacturing Company, Ltd. (TSMC) in Taiwan. The Company may negotiate additional foundry supply contracts and establish other sources of wafer supply for its products as such arrangements become useful or necessary, either economically or technically.

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

Following assembly, each of the packaged units receives final testing, marking and inspection prior to shipment to customers. Final testing for most of the Company's products is performed at the Company's own state-of-the-art testing operation in Hauppauge, New York. Final testing services of independent test suppliers are also utilized as necessary, most of which occurs in the Pacific Rim region.

Customers demand semiconductors of the highest quality and reliability for incorporation into their products. The Company focuses on product reliability from the initial stages of the design cycle through each specific design process, including production test design. In addition, designs are subject to in-depth circuit simulation at temperature, voltage and processing extremes before initiating the manufacturing process. The Company prequalifies each of its assembly and foundry subcontractors. This prequalification process consists of a series of industry standard environmental product stress tests, as well as an audit and analysis of the subcontractor's quality system and manufacturing capability. Wafer foundry production and assembly services are closely monitored to ensure consistent overall quality, reliability and yield levels. The Company is certified under ISO 9002, a comprehensive International Standards Organization specified quality system.

Sales, Marketing and Customer Service

The Company's sales and marketing strategy is to achieve design wins with technology leaders in targeted markets through superior sales, field application and engineering support. Sales and marketing resources have been organized to pursue opportunities and to support two separate, but complementary, product families - Personal Computer (PC) Products and Embedded Products.

PC Products are marketed primarily to companies who design and manufacture PC motherboards and PC systems. Most of these companies are large PC suppliers, including Compaq, Dell, Fujitsu, Gateway, Hewlett-Packard, IBM, Intel, Sony and Toshiba, or their subcontractors, among others. PC Products are also sold through electronics distributors, providing access to a broad base of smaller suppliers of PC products.

The markets served by Embedded Products, which include the Company's networking, connectivity and embedded systems products, are characterized by smaller orders, longer design cycles, higher margins and longer product life cycles. These products are sold to a wide customer base, a significant portion of which occurs through electronics distributors.

The Company markets and sells its products in the United States through a direct sales force, electronics distributors and manufacturer's representatives. Two independent distributors are currently engaged to serve the North American market. Internationally, products are marketed and sold through regional sales offices located in Germany and Taiwan, as well as through a network of independent distributors and representatives. The Company serves the Japanese marketplace primarily through its majority-owned subsidiary, SMSC Japan (previously known as Toyo Microsystems Corporation).

In accordance with industry practices, distributors have certain rights of return and price protection privileges on unsold products until the distributor sells the product. Distributor contracts may be terminated by written notice by either party. The contracts specify the terms for the return of inventories. Returns of product pursuant to termination of these agreements have not been material.

The Company strives to make the design-in of its products as easy as possible for its customers. To facilitate this, the Company offers a wide variety of support tools, including evaluation boards, sample BIOS, diagnostics programs, sample schematics and PCB layout files, driver programs, data sheets, industry standard specifications and other documentation. These tools are readily available from the Company's sales offices and sales representatives. The Company's home page on the world wide web (http://www.smsc.com) provides customers with immediate access to its latest product information. In addition, the Company maintains an electronic bulletin board so that registered customers can download software updates as needed. Customers are also provided with reference platform designs for many of the Company's products, which enables easier and faster transitions from the initial prototype designs through final production releases.

Sales managers are dedicated to key OEM customers to ensure the highest level of customer service and to promote close cooperation and communication. The Company also serves its customers with a worldwide network of field application engineers. These engineers assist customers in the selection and proper use of its products and are available to answer customer questions and resolve technical issues. The field application engineers are supported by factory application engineers, who work with both the customer's and the Company's factory design and product engineers to develop the requisite support tools, as well as facilitate the smooth introduction of new products.

The Company generates a significant portion of its revenues from international sales. While the demand for the Company's products is primarily driven by the worldwide demand for personal computers, peripheral devices, and embedded systems applications sold by U.S.-based suppliers, a significant portion of the Company's products are sold to manufacturing subcontractors of those U.S.-based suppliers, located in Asia and the Pacific Rim. The majority of the world's personal computer, personal computer motherboard and other high technology manufacturing activity occurs in that region. The Company expects that international shipments, particularly to the Asia and Pacific Rim region, will continue to represent a significant portion of its revenues.

The table below summarizes revenues by geographic region for fiscal 2002 (dollars in thousands):

-------------------------------------------------------------------
For the year ended February 28, 2002        Amount        Percent
-------------------------------------------------------------------

Asia and Pacific Rim ..................  $  106,123        66.6 %
North America .........................      42,913        26.9 %
Europe ................................      10,157         6.4 %
Rest of World .........................         105         0.1 %
-------------------------------------------------------------------
                                         $  159,298       100.0 %
===================================================================

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

The Company has patent cross-licensing agreements with more than thirty companies, including such semiconductor manufacturers as IBM, Intel, Micron Technology, NEC and Toshiba. Almost all of the Company's cross-licensing agreements give the Company the right to use, royalty-free, patented intellectual property of the other companies. In situations where the Company needs to acquire strategic intellectual property not covered by cross-licenses, the Company enters into agreements to purchase or license the required intellectual property.

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

From time to time, several key customers can account for a significant portion of the Company's revenues. During fiscal 2002, 2001 and 2000, the Company had two customers whose purchases represented a significant portion of the Company's revenues in certain fiscal years. Revenues from one customer represented 29.0% in fiscal 2002, and 11.2% in fiscal 2001, of the Company's revenues for those respective fiscal years. Revenues from a second customer represented 15.2% in fiscal 2002, and 14.5% in fiscal 2000, of the Company's revenues for those respective fiscal years. No other customer represented more than 10% of the Company's revenues in those fiscal years. The Company expects that its key customers will continue to account for a significant portion of its revenues in fiscal 2003 and for the foreseeable future.


Employees

At February 28, 2002, the Company employed 428 individuals, including 82 in sales, marketing and customer support, 130 in manufacturing and manufacturing support, 131 in research and product development and 85 in administrative support and building maintenance activities.

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


Other Factors That May Affect Future Operating Results

Before deciding to invest in the Company, or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in the Company's other reports filed with the SEC, including our reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also affect the Company's operations. If any of these risks actually occurs, SMSC's financial condition or results of operations may be adversely affected.

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

The Personal Computer Industry - Sales of many of the Company's products depend largely on sales of personal computers and peripheral devices. Reductions in the rate of growth of the PC market could adversely affect the Company's operating results. In addition, as a component supplier to PC manufacturers, the Company often experiences greater demand fluctuation than its customers themselves experience. Also, some of the Company's products are used in PCs for the consumer market, which, can be more volatile than other segments of the PC marketplace.

Worldwide Economic Environment - Calendar 2001 was characterized by slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending and liquidity concerns which, along with recent international conflicts and terrorist and military activity, resulted in a downturn in worldwide economic conditions. As a result of these unfavorable economic conditions, the Company experienced a slowdown in customer orders in fiscal 2002. Although the volume of orders placed by customers is beginning to show signs of increasing, concerns remain regarding the timing, strength and duration of economic recovery, and its effect, if any, on the semiconductor industry. In addition, recent political and social turmoil related to international conflicts and terrorist acts may place further pressure on economic conditions in the U.S. and worldwide. These unstable political, social and economic conditions make it difficult for the Company, its customers and its suppliers to forecast and plan future business activities.

Product Development and Technological Change - The Company's prospects are highly dependent upon the successful development and timely introduction of new products at competitive prices and performance levels, with acceptable margins. The success of new products depends on various factors, including timely completion of product development programs, market acceptance of the Company's and its customers' new products, securing sufficient foundry capacity for volume manufacturing of wafers, achieving acceptable wafer fabrication yields by the Company's independent foundries and the Company's ability to offer these new products at competitive prices. In order to succeed in having the Company's products incorporated into new products being designed by its customers, the Company must anticipate market trends and meet performance, quality and functionality requirements of such customers and must successfully develop and manufacture products that adhere to these requirements. In addition, the Company must meet the timing and price requirements of its customers and must make such products available in sufficient quantities. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others.

The Company's future growth will depend, among other things, upon its ability to continue to expand its product line. To the extent that the Company attempts to compete in new markets, it may face competition from suppliers that have well-established market positions and products that have already been proven to be technologically and economically competitive. There can be no assurance that the Company will be successful in displacing these suppliers in the targeted applications.

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

Shipments to Distributors - A significant portion of the Company's fiscal 2002 revenues were made through distributors. The Company's distributors generally offer products of several different suppliers, including products that may be competitive with the Company's products. Accordingly, there is risk that these distributors may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company's products. In addition, the Company's agreements with its distributors are generally terminable at the distributor's option. No assurance can be given that future sales by distributors will continue at current levels or that the Company will be able to retain its current distributors on acceptable terms. A reduction in sales efforts by one or more of the Company's current distributors or a termination of any distributor's relationship with the Company could have an adverse effect on the Company's operating results.

Business Concentration in Asia - A significant number of the foundries and subcontractors used by the Company are located in Asia. Many of the Company's customers also manufacture in Asia or subcontract manufacturing to Asian companies. This concentration of manufacturing and selling activity in Asia poses risks that could affect the supply and cost of the Company's products, including currency exchange rate fluctuations, economic and trade policies and the political environment within Asian communities. The Pacific Rim region is also subject to the risk of earthquakes. For example, in September 1999, a major earthquake caused widespread damage and business interruptions in Taiwan. A significant portion of the world's personal computer component and circuit board manufacturing, as well as personal computer assembly, occurs in Taiwan, and many of the Company's suppliers and customers are based in, or do significant business in, Taiwan. While the September 1999 earthquake did not materially adversely affect the Company's business, future earthquakes or other natural disasters in this region could adversely effect the Company's operating results.

Protection of Intellectual Property - The Company has historically devoted significant resources to research and development activities and believes that the intellectual property derived from such research and development is a valuable asset that has been, and will continue to be, important to the Company's success. The Company relies upon nondisclosure agreements, contractual provisions and patent and copyright laws to protect its proprietary rights. No assurance can be given that the steps taken by the Company will adequately protect its proprietary rights. During its history, the Company has executed patent cross-licensing agreements with many of the world's largest semiconductor suppliers, under which the Company receives and conveys various intellectual property rights. Many of these agreements are still effective. The Company could be adversely affected should circumstances arise which cause certain of these agreements to terminate prematurely.

Infringement and Other Claims - Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, the Company has received notices claiming that the Company has infringed upon or misused other parties' proprietary rights. The Company has also in the past received, and may again in the future receive, notices of claims related to business transactions conducted with third parties, including asset sales and other divestitures. Although the Company defends itself vigorously in these actions, and has not incurred material liabilities under such claims in the past, it is possible that the Company may not prevail in such actions, if any, in the future. Any damages resulting from such actions may materially and adversely affect the Company's business, financial condition and results of operations. In addition, even if claims against the Company are not valid or successfully asserted, defense against the claims could result in significant costs and a diversion of management and resources.

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

Investments in Other Companies - The Company maintains several equity investments in both publicly and privately held companies, some of which operate in the semiconductor or personal computer industries, resulting from strategic business relationships or other investment opportunities which were deemed beneficial to the Company. These companies are subject to many of the same risks and uncertainties faced by the Company. Investments in publicly held companies are reported at market value on the accompanying Consolidated Balance Sheets and are subject to normal open market valuation risk. Investments in privately held companies are reported at the lower of cost or net realizable value, and are reviewed regularly for events and circumstances that may affect their current and future value.

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

--------------------------------------------------------------------------------
SMSC is a trademark and Standard Microsystems is a registered trademark of Standard Microsystems Corporation. Product names and company names are the trademarks of their respective holders.

Item 2.  Properties.
--------------------

The Company owns four facilities, totaling approximately 222,000 square feet of plant and office space, located on approximately 25 acres in Hauppauge, New York. Two of these facilities, totaling 130,000 square feet on 17 acres, are used to conduct research, development, product testing, warehousing, shipping, marketing, selling and administrative functions.

The Company leases its other two facilities and related improvements to outside parties under noncancelable operating leases. The leases are scheduled to expire in May 2004 and May 2010, respectively.

In addition, the Company maintains offices in leased facilities in San Jose, California; Austin, Texas; Munich, Germany; Tokyo, Japan and Taipei, Taiwan. These leases expire at various times through August 2008.


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

In October 1997, the Company sold an 80.1% interest in SMC Networks, Inc., a then-newly formed subsidiary comprised of its former local area networking division, to an affiliate of Accton Technology Corporation (Accton). In consideration for the sale, the Company received $40.2 million in cash, of which $2.0 million was placed in an escrow account, scheduled for release in January 1999, to secure the Company's indemnity obligations under the agreement. The Company's 19.9% minority interest in SMC Networks, Inc. is carried at a cost of $8.5 million within Other assets on the accompanying Consolidated Balance Sheets.

In December 1998, Accton notified the Company and the escrow agent of Accton's intention to seek indemnification and damages from the Company in excess of $10.0 million by reason of alleged misrepresentations and inadequate disclosures relating to the transaction and other alleged breaches of covenants and representations in the related agreements. Based upon those allegations, the escrow account was not released to the Company as scheduled in January 1999. In January 1999, SMSC filed an action in the Supreme Court of New York (the Action) against Accton, SMC Networks, Inc. and other parties, seeking the release of the escrow account to the Company on the grounds that Accton's allegations are without merit, and seeking payment of approximately $1.6 million (the majority of which is included within Other assets on the Company's Consolidated Balance Sheets at February 28, 2002 and 2001) owed to the Company by SMC Networks, Inc. In November 1999, the Court issued an order staying the Action and directed the parties to arbitration under the arbitration provisions of the original transaction agreements. The parties are proceeding with arbitration and, in July 2000, the Company asserted various claims against Accton and its affiliates, including claims for fraud, improper transfer of profits, mismanagement, breach of fiduciary duties and payment default.

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


Executive Officers of the Registrant
------------------------------------

The following were the executive officers of Standard Microsystems Corporation as of April 26, 2002, their ages as of April 26, 2002, their current titles and positions held during at least the last five years:

Steven J.  Bilodeau  (age 43) has served as the  Company's  President  and Chief
Executive Officer, and as a member of the Company's Board of Directors, since March 1999. In February 2000, he assumed responsibility as Chairman of the Board. Prior to joining SMSC, Mr. Bilodeau held various senior management positions during his 13 years of service with Robotic Vision Systems Inc.
(RVSI), most recently as President of RVSI's Semiconductor Equipment Group from 1996 through 1998, and as a member of RVSI's Board of Directors from 1997 through 1998.

Andrew M. Caggia (age 53) has served as the Company's Senior Vice President and Chief Financial Officer since February 2000, and was appointed to the Board of Directors in February 2001. He previously served as Senior Vice President and Chief Financial Officer of General Semiconductor, Inc., from July 1997 through February 2000. Prior to that, he had served as Senior Vice President of Finance at General Instrument Corporation's Power Semiconductor Division since September 1990.

George W. Houseweart (age 60) has served as the Company's Senior Vice President and General Counsel since January 1999. Previously, he served as Senior Vice President - Law and Intellectual Property from 1997 to 1999 and as Vice President - Law and Intellectual Property from 1994 to 1997. Mr. Houseweart has been an officer of the Company since 1988.

Eric M. Nowling (age 45) has served as the Company's Vice President, Controller and Chief Accounting Officer since February 2000. Prior to that, he served as the Company's Vice President - Finance and Chief Financial Officer from
September 1997 through February 2000; as Vice President and Controller (and acting Chief Financial Officer) from February 1997 to September 1997; and as Vice President and Controller from 1995 to 1997. Mr. Nowling has been an officer of the Company since 1995.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

The information captioned "Market price per share" and the last two paragraphs appearing in the Company's 2002 Annual Report to Shareholders (the "2002 Annual Report") within Note 17 to the Consolidated Financial Statements, entitled "Quarterly Financial Data", are incorporated herein by this reference. Except as specifically set forth herein and elsewhere in this Form 10-K, no information appearing in the 2002 Annual Report is incorporated by reference into this report, nor is the 2002 Annual Report deemed to be filed, as part of this report or otherwise, pursuant to the Securities Exchange Act of 1934.

Item 6.  Selected Financial Data.
---------------------------------

The information appearing in the 2002 Annual Report under the caption "Selected Financial Data" is incorporated herein by this reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

The  information   appearing  in  the  2002  Annual  Report  under  the  caption
"Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

The information appearing in the 2002 Annual Report under the caption "Financial Market Risks" is incorporated herein by this reference.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

The  financial   statements,   notes  thereto,   Report  of  Independent  Public
Accountants thereon and quarterly financial data appearing in the 2002 Annual Report are incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

The information appearing in the Company's Proxy Statement related to the 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") under the caption "Election of Directors" is incorporated herein by this reference, and reference is made to the information appearing under the heading "Executive Officers of the Registrant" in Part I hereof.

Item 11. Executive Compensation.
--------------------------------

The information appearing in the 2002 Proxy Statement under the caption "Executive Compensation" is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The information appearing in the 2002 Proxy Statement under the captions "Election of Directors" and "Voting Securities of Certain Beneficial Owners and Management" is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

The information appearing in the 2002 Proxy Statement under the caption "Certain
Relationships  and  Related   Transactions"  is  incorporated   herein  by  this
reference.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

(a) 1.   Financial Statements

The  following   consolidated  financial  statements  of  the  Company  and  its subsidiaries have been incorporated by reference from the 2002 Annual Report pursuant to Part II, Item 8:

Consolidated  Statements  of Operations  for the three years ended  February 28,
2002

Consolidated Balance Sheets as of February 28, 2002 and 2001

Consolidated Statements of Shareholders' Equity for the three years ended February 28, 2002

Consolidated  Statements  of Cash Flows for the three years ended  February  28,
2002

Notes to Consolidated Financial Statements

Report of Independent Public Accountants

    2.   Financial Statement Schedules

The following financial statement schedule and Report of Independent Public Accountants thereon are filed as part of this report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements.

         Schedule                                 Title
         --------                     ---------------------------------
            II                        Valuation and Qualifying Accounts


Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

    3.   Exhibits

Exhibits, which are listed on the Exhibit Index, are filed as part of this report and such Exhibit Index is incorporated by reference. Exhibits 10.1 through 10.23 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.

(b) Reports on Form 8-K

No report on Form 8-K was filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        STANDARD MICROSYSTEMS CORPORATION

                                  (Registrant)


                        By      /s/ ANDREW M. CAGGIA
                                --------------------
                                Andrew M. Caggia
                                Senior Vice President and Chief Financial
                                Officer, and Director
                                (Principal Financial Officer)


Date: April 26, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

    Signature and Title                                     Date



    /s/ STEVEN J. BILODEAU                                  April 26, 2002
    ----------------------
    Steven J. Bilodeau
    Chairman of the Board,
    President and Chief Executive Officer
    (Principal Executive Officer)


    /s/ ERIC M. NOWLING                                     April 26, 2002
    -------------------
    Eric M. Nowling
    Vice President - Controller and
    Chief Accounting Officer
    (Principal Accounting Officer)

    /s/ JAMES R. BERRETT                                    April 26, 2002
    --------------------

    James R. Berrett
    Director


    /s/ JAMES J. BOYLE                                      April 26, 2002
    ------------------

    James J. Boyle
    Director


    /s/ ROBERT M. BRILL                                     April 26, 2002
    -------------------

    Robert M. Brill
    Director


    /s/ PETER F. DICKS                                      April 26, 2002
    ------------------

    Peter F. Dicks
    Director


    /s/ IVAN T. FRISCH                                      April 26, 2002
    ------------------

    Ivan T. Frisch
    Director

Schedule II  -  Valuation and Qualifying Accounts

For the Three Years Ended February 28, 2002
(in thousands)


                                            Balance at    Charged to     Charged to                          Balance at
                                            Beginning     Costs and         Other                              End of
                                            of Period      Expenses       Accounts         Deductions          Period
                                            ----------    ----------     ----------        ----------        ----------
Year Ended February 28, 2002

Allowance for Doubtful Accounts ..........  $    362       $     88      $     --          $     --   (b)    $    450
Reserve for Product Returns ..............  $    560       $  1,446      $     --          $ (1,568)  (c)    $    438

Year Ended February 28, 2001

Allowance for Doubtful Accounts ..........  $    480       $     --      $   (118)  (a)    $     --   (b)    $    362
Reserve for Product Returns ..............  $    600       $  1,325      $     --          $ (1,365)  (c)    $    560

Year Ended February 29, 2000

Allowance for Doubtful Accounts ..........  $  1,111       $     60      $   (691)  (a)    $     --   (b)    $    480
Reserve for Product Returns ..............  $    700       $  1,110      $     --          $ (1,210)  (c)    $    600



 (a)  Represents adjustment of reserve balance based upon evaluation of accounts receivable collectibility.
 (b)  Includes amounts written-off as uncollectible, net of recoveries.
 (c)  Represents returns of product from customers.


Report of Independent Public Accountants on Financial Statement Schedule
------------------------------------------------------------------------


To Standard Microsystems Corporation:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Standard Microsystems Corporation and subsidiaries' annual report to shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated April 4, 2002. Our audits were made for the purpose of forming an opinion on these statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

New York, NY
April 4, 2002

                                  EXHIBIT INDEX



Incorporated By             Exhibit
Reference To:                 No.        Exhibit
---------------            --------      -------

Exhibit 3 (a) [1]             3.1        Restated Certificate of Incorporation.

Exhibit 3.1 [11]              3.2        By-Laws, as amended.

Exhibit 1 [12]                4.1        Rights Agreement dated January 7,1998,
                                         with ChaseMellon Shareholder Services
                                         L.L.C., as Rights Agent.

Exhibit 4.2 [7]               4.2        Amendment No. 1 to Rights Agreement,
                                         dated January 23, 2001

Exhibit 3 [13]                4.3        Amendment No. 2 to Rights Agreement,
                                         dated April 9, 2002

Exhibit 10.5 [5]              10.1       Employment Agreement with Steven J.
                                         Bilodeau dated March 18, 1999.

Exhibit 10.5 [6]              10.2       Employment Agreement with Andrew M.
                                         Caggia dated January 7, 2000.

*                             10.3       Amendments to Employment Agreements
                                         with Steven J. Bilodeau and Andrew M.
                                         Caggia

Registrant's Proxy
Statement dated June
21, 1991, Exhibit A           10.4       1991 Restricted Stock Bonus Plan.

Registrant's Proxy Statement
dated May 31, 1995,
Exhibit A                     10.5       1994 Director Stock Option Plan.

Registrant's Proxy Statement
dated July 11, 2001,
Exhibit B                     10.6       2001 Director Stock Option Plan.


*                             10.7       Amendment to 2001 Director Stock Option
                                         Plan, dated April 4, 2002

Exhibit 10 (m) [2]            10.8       Resolutions adopted February 18, 1992,
                                         amending Director Stock Option Plan,
                                         1991 Restricted Stock Bonus Plan and
                                         1989 Stock Option Plan.

Registrant's Proxy Statement  10.9       Amendment adopted July 14, 1998,
Dated June 1, 1998, Page 11.             amending the1994 Director Stock Option
                                         Plan.

Exhibit 10.14 [4]             10.10      Retirement Plan for Directors.

[15]                          10.11      Amendment to Retirement Plan for
                                         Directors.

Registrant's Proxy Statement
dated May 25, 1993,
Exhibit A                     10.12      1993 Stock Option Plan for Officers and
                                         Key Employees.

Exhibit 10(x) [3]             10.13      Executive Retirement Plan.

*                             10.14      Amendment to Executive Retirement Plan.

Registrant's Proxy Statement
dated May 26, 1994,
Exhibit A                     10.15      1994 Stock Option Plan for Officers
                                         and Key Employees.

Exhibit 10.18 [4]             10.16      Resolutions adopted October 31, 1994,
                                         amending the Retirement Plan for
                                         Directors and the Executive Retirement
                                         Plan.

Exhibit 10.19 [4]             10.17      Resolutions adopted January 3, 1995,
                                         amending the 1994, 1993 and 1989 Stock
                                         Option Plans and the 1991 Restricted
                                         Stock Plan.

[14]                          10.18      1996 Restricted Stock Bonus Plan.

Registrant's Proxy Statement
Dated June 1, 1998,
Exhibit  A                    10.19      1998 Stock Option Plan for Officers
                                         and Key Employees.

Registrant's Proxy Statement
dated June 9, 1999,
Exhibit A                     10.20      1999 Stock Option Plan for Officers
                                         and Key Employees.

Registrant's Proxy Statement
dated June 6, 2000,
Exhibit A                     10.21      2000 Stock Option Plan for Officers
                                         and Key Employees.

Registrant's Proxy Statement
dated July 11, 2001,
Exhibit C                     10.22      2001 Stock Option and Restricted Stock
                                         Plan for Officers and Key Employees.

*                             10.23      Plan for Deferred Compensation in
                                         Common Stock for Outside Directors,
                                         dated March 4, 1997

Item 7, Exhibit 1 [8]         10.24      Common Stock and Warrant Purchase
                                         Agreement, among SMSC and Intel
                                         Corporation, dated March 18, 1997.

Item 7, Exhibit 3 [8]         10.25      Investor Rights Agreement, among SMSC
                                         and Intel Corporation, dated
                                         March 18, 1997.

Exhibit 1 [9]                 10.26      Share Purchase Agreement, among SMSC
                                         and Intel Corporation, dated
                                         March 17, 2000.

Exhibit 10.1 [10]             10.27      Stock Purchase Agreement, dated
                                         September 30, 1997, among Accton
                                         Technology Corporation, Global
                                         Business Investments (B.V.I.) Corp.,
                                         Standard Microsystems Corporation, the
                                         Seller Subsidiaries, and AJJA Inc.

Exhibit 10.2 [10]             10.28      Stockholders Agreement, dated October
                                         7, 1997, among Standard Microsystems
                                         Corporation, Accton Technology
                                         Corporation, Global Business
                                         Investments (B.V.I.) Corp., and AJJA
                                         Inc.

Exhibit 10.4 [10]             10.29      Intellectual Property License
                                         Agreement, dated October 7, 1997,
                                         between Standard Microsystems
                                         Corporation and AJJA Inc.

*                               13       Portions of Annual Report to
                                         Shareholders for year ended
                                         February 28, 2002, incorporated by
                                         reference.

*                               21       Subsidiaries of the Registrant

*                               23       Consent of Arthur Andersen LLP

*                               99       Letter from the Registrant to the
                                         Securities and Exchange Commission
                                         related to Arthur Andersen LLP

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

[3] Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1994.

[4] Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1995.

[5] Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1999.

[6] Registrant's Annual Report on Form 10-K for fiscal year ended February 29, 2000.

[7] Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 2001.

[8]  Schedule 13D filed by Intel Corporation, dated March 27, 1997.

[9]  Schedule 13D/A filed by Intel Corporation, dated March 22, 2000.

[10] Registrant's Current Report on Form 8-K dated October 7, 1997.

[11] Registrant's Current Report on Form 8-K dated April 10, 2002.

[12] Registrant's Registration Statement on Form 8-A dated January 15, 1998.

[13] Registrant's Registration Statement on Form 8-A/A dated April 10, 2002.

[14] Registrant's Board of Directors resolution dated November 26, 1996, authorizing the Registrant to grant awards of up to 350,000 shares of common stock to employees, similar to those awards provided by the 1991 Restricted Stock Bonus Plan.

[15] Registrant's  Board  of  Directors   resolution  dated  October  17,  2000,
     discontinuing accruals under the Retirement Plan for Directors, and allowing each director an election to receive the cash benefit following the director's retirement, or to receive a three-year restricted stock award equal in present value to the director's accrued retirement benefit.