Form 10-Q
period 2002-05-31
STANDARD MICROSYSTEMS CORP
filed 2002-07-02
CIK 93384

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
            --------------------------------------------------------

                                    FORM 10-Q
            --------------------------------------------------------

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-7422

        -----------------------------------------------------------------

                        STANDARD MICROSYSTEMS CORPORATION

        -----------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

             DELAWARE                               11-2234952
        -----------------------------------------------------------------

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

                            Yes ____X____ No ________

As of May 31, 2002, there were 16,207,474 shares of the registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

                                                   May 31,       February 28,
                                                    2002            2002
                                                    ----            ----
Assets
Current assets:
  Cash and cash equivalents                      $  96,070       $  98,065
  Short-term investments                            32,790          28,595
  Accounts receivable, net                          21,090          21,828
  Inventories                                       21,292          17,585
  Deferred income taxes                              8,786           8,582
  Other current assets                               5,089           4,317
----------------------------------------------------------------------------

       Total current assets                        185,117         178,972
----------------------------------------------------------------------------

Property, plant and equipment, net                  23,570          24,170
Investment in Chartered Semiconductor                9,956           9,992
Deferred income taxes                                6,886           7,196
Other assets                                        16,842          15,733
----------------------------------------------------------------------------

                                                 $ 242,371       $ 236,063
============================================================================

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                               $  11,775       $   8,477
  Deferred income on shipments to
   distributors                                      7,009           6,225
  Accrued expenses, income taxes and
   other liabilities                                 8,043           9,289
----------------------------------------------------------------------------

       Total current liabilities                    26,827          23,991
----------------------------------------------------------------------------

Other liabilities                                    6,889           6,973

Minority interest in subsidiary                     11,652          11,646

Shareholders' equity:
  Preferred stock                                     -               -
  Common stock                                       1,764           1,728
  Additional paid-in capital                       123,546         119,505
  Retained earnings                                 85,315          84,963
  Treasury stock, at cost                          (15,675)        (13,861)
  Accumulated other comprehensive
   income                                            2,053           1,118
----------------------------------------------------------------------------

       Total shareholders' equity                  197,003         193,453
----------------------------------------------------------------------------

                                                 $ 242,371       $ 236,063
============================================================================

See Notes to Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)


                                                           Three Months Ended
                                                        ------------------------
                                                                 May 31,
                                                        ------------------------
                                                           2002          2001
                                                           ----          ----

Revenues                                               $  34,007      $  30,836

Cost of goods sold                                        18,935         19,060
--------------------------------------------------------------------------------

Gross profit                                              15,072         11,776

Operating expenses:
Research and development                                   6,851          8,442
Selling, general and administrative                        8,194          7,846
--------------------------------------------------------------------------------

  Income (loss) from operations                               27         (4,512)

Interest income                                              581          1,069
Other income (expense), net                                  (15)         1,064
--------------------------------------------------------------------------------

Income (loss) before provision for income taxes
 and minority interest                                       593         (2,379)

Provision for (benefit from) income taxes                    154           (785)

Minority interest in net income of subsidiary                  6             30
--------------------------------------------------------------------------------

Income (loss) from continuing operations                     433         (1,624)

Loss from discontinued operations
 (net of income taxes of $46 and $132)                       (81)          (245)
--------------------------------------------------------------------------------

Net income (loss)                                      $     352      $  (1,869)
================================================================================

Basic net income (loss) per share:
  Income (loss) from continuing operations             $    0.03      $   (0.10)
  Loss from discontinued operations                        (0.01)         (0.02)
--------------------------------------------------------------------------------

Basic net income (loss) per share                      $    0.02      $   (0.12)
================================================================================

Diluted net income (loss) per share:
  Income (loss) from continuing operations             $    0.02      $   (0.10)
  Loss from discontinued operations                        (0.00)         (0.02)
--------------------------------------------------------------------------------

Diluted net income (loss) per share                    $    0.02      $   (0.12)
================================================================================

Weighted average common shares outstanding:
  Basic                                                   16,060         16,102
  Diluted                                                 17,811         16,102

See Notes to Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                    Three Months Ended May 31,
                                                  ------------------------------
                                                     2002                2001
                                                  ----------          ----------


Cash flows from operating activities:
  Cash received from customers and licensees      $  36,239          $   29,432
  Cash paid to suppliers and employees              (34,502)            (33,345)
  Interest received                                     525               1,618
  Interest paid                                         (20)                (41)
  Income taxes paid                                     (70)               (505)
--------------------------------------------------------------------------------

    Net cash provided by (used for) operating
     activities                                       2,172              (2,841)
--------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                               (1,439)             (1,728)
  Sales of property, plant and equipment                  5               2,059
  Sales of long-term investments and options           -                    489
  Purchases of short-term investments               (11,795)             (4,000)
  Sales of short-term investments                     7,600               9,629
  Other                                                 (13)                (30)
--------------------------------------------------------------------------------

    Net cash provided by (used for) investing
     activities                                      (5,642)              6,419
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock              3,890                 406
  Purchases of treasury stock                        (2,595)               -
  Repayments of obligations under capital leases       (264)               (243)
--------------------------------------------------------------------------------

    Net cash used for financing activities            1,031                 163
--------------------------------------------------------------------------------

Effect of foreign exchange rate changes on cash
 and cash equivalents                                   543                (122)

Net cash used for discontinued operation                (99)               (401)
--------------------------------------------------------------------------------

Net increase (decrease) in cash and cash
 equivalents                                         (1,995)              3,218

Cash and cash equivalents at beginning of period     98,065              99,545
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period        $  96,070          $  102,763
================================================================================


Reconciliation of income (loss) from continuing operations to net cash provided by (used for) operating activities:

Income (loss) from continuing operations          $     433          $   (1,624)
Adjustments to reconcile income (loss) from
 continuing operations to net cash provided
 by (used for) operating activities:
  Depreciation and amortization                       2,179               2,892
  Gains on sales of investments and property              5              (1,106)
  Other adjustments, net                                 (6)                  8
  Changes in operating assets and liabilities:
   Accounts receivable                                1,330                (518)
   Inventories                                       (3,631)              4,111
   Accounts payable and accrued expenses and
    other liabilities                                 3,496              (5,156)
   Other changes, net                                (1,634)             (1,448)
--------------------------------------------------------------------------------

Net cash provided by (used for) operating
 activities                                       $   2,172          $   (2,841)
================================================================================

See Notes to Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation

     The accompanying unaudited condensed consolidated financial information of Standard Microsystems Corporation and subsidiaries, referred to herein as "SMSC" or "the Company", has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in management's opinion are necessary to state fairly the Company's financial position, results of operations and cash flows as of and for the three months ended May 31, 2002 and 2001. The February 28, 2002 Consolidated Balance Sheet was derived from audited financial statements on that date.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates, and such differences may be material to the financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended February 28, 2002 included in the Company's Annual Report on Form 10-K, as filed on April 26, 2002 with the Securities and Exchange Commission. The results of operations for the three months ended May 31, 2002 are not necessarily indicative of the results to be expected for any future periods.

2.   Balance Sheet Data

     Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):


                                    May 31, 2002       Feb. 28, 2002
     ----------------------------------------------------------------

      Raw Materials                 $       507        $        465
      Work in Process                     9,226               5,820
      Finished Goods                     11,559              11,300
     ----------------------------------------------------------------

                                    $    21,292        $     17,585
     ================================================================


     Property, plant and equipment consists of the following (in thousands):


                                        May 31, 2002     Feb. 28, 2002
     ----------------------------------------------------------------------

      Land                              $     3,434      $      3,434
      Buildings and Improvements             29,300            29,257
      Machinery and Equipment                77,521            76,121
     ----------------------------------------------------------------------
                                            110,255           108,812
      Less: accumulated depreciation         86,685            84,642
      ---------------------------------------------------------------------

                                        $    23,570      $     24,170
     ======================================================================

3.   Net Income (Loss) Per Share

     Basic net income (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income
     (loss) per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of shares issuable through stock options.

     The shares used in calculating basic and diluted net income (loss) per share are reconciled as follows (in thousands):

                                                Three Months Ended
                                                      May 31,
                                                -------------------
                                                  2002      2001
                                                --------  --------

     Average shares outstanding for
      basic net income (loss) per share           16,060    16,102

     Dilutive effect of stock options              1,751        -
     --------------------------------------------------------------

     Average shares outstanding for
      diluted net income (loss) per share         17,811    16,102
     ==============================================================

     Options covering 0.1 million shares were excluded from the computation of diluted net income per share for the three months ended May 31, 2002 because their effect was antidilutuve. The impact of all outstanding options, covering 4.2 million shares, was excluded from the calculation of the net loss per share for the three months ended May 31, 2001.

4.   Comprehensive Income

     The Company's other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on long-term equity investments classified as available-for-sale. The components of the Company's comprehensive income (loss) for the three-month periods ended May 31, 2002 and 2001 were as follows (in thousands):


                                                Three Months Ended
                                                      May 31,
                                                -------------------
                                                   2002      2001
                                                 --------  --------

     Net income (loss)                           $   352   $(1,869)
     Other comprehensive income (loss):
     Change in foreign currency translation
      adjustment
                                                     966      (290)
     Change in unrealized gain (loss) on
      investments                                    (31)     (253)
    ---------------------------------------------------------------

     Total comprehensive income (loss)           $ 1,287   $(2,412)
    ===============================================================

5.   Business Restructuring

     In November 2001, the Company's Board of Directors approved management's plan to exit the PC chipset business, redirect the Company's resources, and increase its focus on leveraging its core technologies toward higher growth and higher margin businesses. This restructuring was announced on December 3, 2001. The decision to exit this business was based upon an assessment of the PC chipset marketplace, and management's conclusions that the opportunities for profitability in this marketplace had declined, and the costs of entry had increased, to a point where further investments in PC chipset technology were not justified. As a result of this restructuring, the Company recorded a charge of $9.0 million in fiscal 2002, including $5.3 million for impairments in asset values, $1.3 million for excess and obsolete inventory, $1.9 million for long-term, non-cancelable lease obligations, $0.3 million for a workforce reduction of 55 people, and $0.2 million in other costs.

     The following is a summary of the changes in restructuring liabilities for the three months ended May 31, 2002 (in thousands):

                                 Business      Non-Cash    Cash       Business
                              Restructuring    Charges   Payments  Restructuring
                              Reserve as of                        Reserve as of
                            February 28, 2002                       May 31, 2002
     ===========================================================================

     Workforce reduction            $     2      $  (2)    $    -       $     -
     Non-cancelable lease
      obligations                     1,771          -         97         1,674
     Other charges                      181          2          6           177
     ---------------------------------------------------------------------------

                                    $ 1,954      $   -     $  103       $ 1,851
     ===========================================================================

     The Company completed its restructuring program during the fourth quarter of fiscal 2002. Substantially all of the cash payments related to the workforce reduction were made in that period. Payments related to non-cancelable lease obligations will be paid over their respective terms, through August 2008.

6.   Discontinued Operations

     The Company has been involved in several legal actions relating to past divestitures of divisions and business units. These divestitures were accounted for as discontinued operations, and accordingly, costs associated with these actions, one of which has continued into fiscal 2003, are reported as a Loss from discontinued operations on the Consolidated
     Statements of Operations. These costs totaled $0.1 million and $0.4 million, before applicable income tax benefits, for the three-month periods ended May 31, 2002 and 2001, respectively.

7.   Shareholders Equity

     Common Stock Repurchase Program - In October 1998, the Company's Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. In July 2000, the authorization was expanded from one million shares to two million shares. As of May 31, 2002, the Company has repurchased 1,428,000 shares of common stock at a cost of $15.7 million under this program, including 90,000 shares repurchased in the first quarter of fiscal 2003 at a cost of $1.8 million. The Company also paid $0.8 million in early March 2002 to settle 45,000 treasury shares acquired at the end of February 2002. The Company currently holds repurchased shares as treasury stock, reported at cost.

8.   Subsequent Event - Business Combination

     In April 2002, the Company announced the signing of a definitive agreement to acquire Gain Technology Corporation (Gain), a developer and supplier of high-speed, high-performance analog and mixed-signal communications integrated circuits and proprietary intellectual property cores, based in
     Tucson, Arizona. On June 3, 2002, the Company closed the acquisition, acquiring all of Gain's outstanding capital stock by merger in exchange for approximately 749,000 shares of SMSC common stock, valued at $17.9 million, and $17.0 million of cash. Under the terms of the Merger Agreement, approximately 224,000 of the shares have been placed into an escrow account as security for certain indemnity obligations of Gain's former shareholders. Up to $17.5 million of additional consideration, payable in SMSC common stock and cash, may be issued to Gain's former shareholders during fiscal 2004 upon satisfaction of certain future performance goals. The Company also expects to incur approximately $1.7 million of costs associated with this transaction.

     This transaction will be accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards
     (SFAS) No. 141, Business Combinations. The Company's preliminary allocation of the purchase consideration includes approximately $7.1 million of intangible assets acquired from Gain, excluding goodwill, and a one-time charge of $0.1 million for purchased in-process research and development, which is expected to be recorded in the second quarter of fiscal 2003. The Company is currently finalizing this allocation, based upon independent appraisals and management's estimates and judgments.

9.   New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No.142 requires goodwill and certain other intangible assets to be tested for impairment at least annually and written down only when determined to be impaired, replacing the previous accounting practice of ratably amortizing these items over their estimated useful lives. Intangible assets other than goodwill that have a finite life are amortized over their useful lives. This statement applies to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. The adoption of these pronouncements did not impact the Company's results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company currently does not expect this pronouncement to have any impact on its results of operations or financial position.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. This statement establishes a single accounting model, based upon the framework established in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, for long-lived assets to be disposed of by sale and addressed significant implementation issues. This statement is effective for fiscal years beginning after December 15, 2001. Implementation of this pronouncement did not have any impact on the Company's results of operations or financial position.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and footnotes thereto contained in this report.


Overview
--------

Description of Business

Standard Microsystems Corporation (the Company or SMSC) is a designer and worldwide supplier of advanced digital and analog Input/Output (I/O) system and connectivity solutions for a broad range of communications and computing applications in the areas of Advanced I/O, Connectivity, Local Area Networking and Embedded Control Systems. The Company is a fabless semiconductor supplier whose products are manufactured by third party world-class semiconductor foundries and assemblers. To insure the highest product quality, the Company conducts a significant portion of its final testing requirements in the Company's own state-of-the-art testing operation.

The Company is prominent as the world's leading supplier of Advanced Input/Output (I/O) integrated circuits for desktop and mobile personal computers. Advanced I/O circuits contain a variety of individual functions and unique I/O controllers delivered in a single package, including floppy disk control, keyboard control and BIOS, parallel and serial port control, and often flash memory, infrared communications support, a real time clock, system management and power management.

The Company serves the USB connectivity market with its family of connectivity products, which provide solutions using both USB 1.1 and USB 2.0 technologies. Embedded Networking products are designed to serve a variety of machine-to-machine communications applications, such as set-top boxes, home gateway products, printers and wireless communication interfaces.

The Company's headquarters are in Hauppauge, New York, and SMSC operates design and validation centers in New York, Austin, Texas, San Jose, California, Tucson, Arizona and Phoenix, Arizona and has sales offices in the United States, Europe and Taiwan. The Company conducts most of its business in the Japanese market through its majority-owned subsidiary, SMSC Japan.

Business Restructuring

In November 2001, the Company's Board of Directors approved management's plan to exit the PC chipset business, redirect the Company's resources, and increase its focus on leveraging its core technologies toward higher growth and higher margin businesses. As a result, the Company discontinued further investments in PC chipset development activities. This restructuring was announced on December 3, 2001.

The decision to exit this business was based upon an assessment of the PC chipset marketplace, and management's conclusions that the opportunities for profitability in this marketplace had declined, and the costs of entry had increased, to a point where further investments in PC chipset technology were not justified. In addition to the changing market prospects for PC chipset products, the ongoing, unprecedented semiconductor market downturn had prevented the Company from producing profits while continuing its significant investment in PC chipset products.

As a result of this restructuring, the Company recorded a charge of $9.0 million in fiscal 2002, including $5.3 million for impairments in asset values, $1.3 million for excess and obsolete inventory, $1.9 million for long-term, non-cancelable lease obligations, $0.3 million for a workforce reduction of 55 people, and $0.2 million in other costs. The Company completed its restructuring program during the fourth quarter of fiscal 2002. Substantially all of the $0.3 million in cash payments related to the workforce reduction were made in that period. Payments related to the non-cancelable lease obligations will be paid over their respective terms, through August 2008. Substantially all of the remaining restructuring costs were non-cash costs.

By virtue of this restructuring, the Company has redeployed certain resources previously devoted to chipset marketing and development programs back to its core technologies in high-speed communications and computing applications. The restructuring also reduced the Company's annual operating expenses by approximately $7 million, but had minimal impact on current product sales, as the Company had yet to achieve significant product sales of PC chipset products.

Business Acquisition

In April 2002, the Company announced the signing of a definitive agreement to acquire Gain Technology Corporation (Gain), a developer and supplier of high-speed, high-performance analog and mixed-signal communications integrated circuits and proprietary intellectual property cores, based in Tucson, Arizona. On June 3, 2002, the Company closed the acquisition, acquiring all of Gain's outstanding capital stock in exchange for approximately 749,000 shares of SMSC common stock, valued at $17.9 million, and $17.0 million of cash. Under the terms of the Merger Agreement, approximately 224,000 of the shares have been placed into an escrow account as security for certain indemnity obligations of Gain's former shareholders. Up to $17.5 million of additional consideration, payable in SMSC common stock and cash, may be issued to Gain's former shareholders during fiscal 2004 upon satisfaction of certain future performance goals. The Company also expects to incur approximately $1.7 of costs associated with this transaction.

This transaction will be accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The Company's preliminary allocation of the purchase consideration includes approximately $7.1 million of intangible assets acquired from Gain, excluding goodwill, and a one-time charge of $0.1 million for purchased in-process research and development, which is expected to be recorded in the second quarter of fiscal 2003. The Company is currently finalizing this allocation, based upon independent appraisals and management's estimates and judgments.


Results of Operations
---------------------

Revenues

The Company's revenues for the three months ended May 31, 2002 were $34.0 million, compared to $30.8 million for the three months ended May 31, 2001. This increase reflects higher unit volume shipments in the first quarter of fiscal 2003, driven by Advanced I/O product design-wins achieved in fiscal 2002. The Company believes it increased its Advanced I/O market share during fiscal 2002 on the strength of these key design-wins. Partially offsetting this increased Advanced I/O revenue was a decrease in embedded products revenues, compared to the prior year's first quarter, as the ongoing technology slump continues to restrain demand for the broad applications served by these products, including networking and telecommunications applications. However, revenues from embedded products have now increased for three consecutive fiscal quarters, signaling that demand for the Company's embedded products has begun to recover.

Revenues from customers outside of North America accounted for 89% of the Company's revenues in the first quarter of fiscal 2003, consistent with the prior year's first quarter. The Company expects that international shipments, particularly to the Asia and Pacific Rim region, will continue to represent a significant portion of its revenues.

From time to time, several key customers can account for a significant portion of the Company's revenues. Revenues from one customer represented 19% for the three months ended May 31, 2002, and 18% for the three months ended May 31, 2001, of the Company's revenues for those respective periods. Revenues from a second customer represented 17% for the three months ended May 31, 2002, and 11% for the three months ended May 31, 2001, of the Company's revenues for those respective periods. Revenues from a third customer represented 10% of the Company's revenues the three months ended May 31, 2002. No other customer represented more than 10% of the Company's revenues in those periods. The Company expects that its key customers will continue to account for a significant portion of its revenues for the remainder of fiscal 2003 and for the foreseeable future.

Gross Profit

Gross profit for the first quarter of fiscal 2003 was $15.1 million, or 44.3% of revenues, compared to $11.8 million, or 38.2% of revenues reported for the first quarter of fiscal 2002.

This improvement in gross profit reflects the combination of lower product costs, new product introductions, and an increase in unit production. Also, revenues for the first quarter of fiscal 2003 include several new Advanced I/O devices, and, as is typical of this family of products, these products command higher gross profit margins than mature products. Finally, record unit production during the first quarter of fiscal 2003 resulted in more efficient use of fixed overhead costs.

Research and Development Expenses

The Company's research and development expenses (R&D) consist of circuit design, development and validation, product engineering, software development and related support activities. The Company's ongoing commitment to research and development is essential to maintaining product leadership in existing product lines and to providing innovative product offerings, which, in turn, drive the Company's opportunities for future growth.

Research and development expenses were $6.9 million for the three months ended May 31, 2002, compared to $8.4 million for the three months ended May 31, 2001. The prior year's first quarter included the impact of engineering staff, prototype costs and other development costs associated with the Company's then-active investment in PC chipset development programs. The decrease in fiscal 2003's first quarter R&D reflects the impact of the Company's November 2001 business restructuring, whereby the Company discontinued its PC chipset development and reduced its annual R&D expenses by approximately $5.0 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.2 million, or approximately 24% of revenues, in the first quarter of fiscal 2003, compared to $7.8 million, or approximately 25% of revenues, in the first quarter of fiscal 2002. Contributing to the dollar increase in the current year's first quarter, as compared to the prior year's first quarter, were higher variable selling expenses associated with increased product sales. Partially offsetting this increase was the impact of the Company's November 2001 business restructuring, which reduced annual selling, general and administrative expenses by approximately $0.9 million.

Other Income and Expense

Interest income of $0.6 million in the first quarter of fiscal 2003 declined from $1.1 million reported in the first quarter of fiscal 2002, reflecting lower interest rates on short-term investments during the current year period. Other income (expense), net, was negligible in the first quarter of fiscal 2003, but totaled $1.1 million in the first quarter of fiscal 2002. The fiscal 2002 figure included gains of $0.6 million realized from the sale of two underutilized facilities and a gain of $0.5 million realized on the sale of a portion of an equity investment, partially offset by $0.1 million of interest and other expenses.

Income Taxes

The Company's income tax rate includes the federal, state and foreign statutory tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses, the impact of tax-exempt income and various tax credits.

The Company recorded a provision for income taxes from continuing operations for the three months ended May 31, 2002 at its expected effective rate for fiscal 2003 of approximately 26%. By comparison, the effective income tax benefit rate was approximately 33% for the three months ended May 31, 2001. The expected effective income tax rate for fiscal 2003 primarily reflects the impact of tax-exempt interest income and income tax credits anticipated for fiscal 2003.

Discontinued Operations

The Company has been involved in several legal actions relating to past divestitures of divisions and business units. These divestitures were accounted for as discontinued operations, and accordingly, costs associated with these actions, one of which has continued into fiscal 2003, are reported as a Loss from discontinued operations on the Consolidated Statements of Operations. These costs totaled $0.1 million, before applicable income tax benefits, in the first quarter of fiscal 2003, compared to $0.4 million, before applicable income tax benefits, in the first quarter of fiscal 2002.


Liquidity and Capital Resources
-------------------------------

The Company currently finances its operations through a combination of existing resources and cash generated by operations.

The Company's cash, cash equivalents and short-term investments increased to $128.9 million as of May 31, 2002, compared to $126.7 million at February 28, 2002. The Company had $158.3 million of working capital, and a current ratio of
6.9 to 1, at May 31, 2002, compared to $155.0 million and 7.5 to 1, respectively, at February 28, 2002. The Company had no bank debt at May 31, 2002 or February 28, 2002.

Operating activities generated $2.2 million of cash in the first quarter of fiscal 2003. Fiscal 2003 operating cash flow was impacted by a $3.6 million increase in inventories, as the Company stages for higher revenues anticipated in the second quarter of fiscal 2003, substantially offset by a related $3.5 million increase in accounts payable, accrued expenses and other liabilities.

Capital spending during the first quarter of fiscal 2003 was $1.4 million. Capital expenditures in fiscal 2003 are expected to exceed the $4.5 million incurred in fiscal 2002, but will depend upon, among other factors, the level of economic recovery, if any, in the high technology sector during this period. Visibility regarding the level of that recovery is still unclear. Capital expenditures are typically incurred to support the Company's semiconductor test operation and to acquire hardware, software and other tools used in the design of the Company's products. There were no material commitments for capital expenditures as of May 31, 2002.

The Company generated $1.0 million of cash in its net financing activities during the three months ended May 31, 2002. This activity included purchases of 90,000 shares treasury stock for $1.8 million under its common stock repurchase program, and the payment of $0.8 million in early March 2002 to settle 45,000 treasury shares acquired at the end of February 2002. As of May 31, 2002, the Company held 1,428,000 shares of treasury stock, at a cost of $15.7 million. The exercise of stock options by employees and directors generated $3.9 million of cash during the first quarter of fiscal 2003.

The Company has considered in the past, and will continue to consider, various possible transactions to secure necessary foundry manufacturing capacity, including equity investments in, prepayments to, or deposits with foundries, in exchange for guaranteed capacity or other arrangements which address the Company's manufacturing requirements. As noted in the Business Acquisition section of this discussion, the Company recently completed the acquisition of Gain Technology Corporation for a combination of SMSC common stock and $17.0 million of cash. From time to time, in the ordinary course of business, the Company may again evaluate potential acquisitions of or investment in complementary businesses, products or technologies and utilize cash to acquire or invest in such businesses or products, or obtain the right to use complementary technologies owned by third parties.

The Company expects that its cash, cash equivalents, short-term investments, cash flows from operations and its borrowing capacity will be sufficient to finance the Company's operating and capital requirements for at least the next 12 months.


Recent Accounting Pronouncements
---------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No.142 requires goodwill and certain other intangible assets to be tested for impairment at least annually and written down only when determined to be impaired, replacing the previous accounting practice of ratably amortizing these items over their estimated useful lives. Intangible assets other than goodwill that have finite lives are amortized over their useful lives. This statement applies to existing goodwill and intangible assets, beginning with fiscal years beginning after December 15, 2001. These pronouncements did not impact the Company's results of operations or financial condition.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company currently does not expect this pronouncement to have any impact on its results of operations or financial condition.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. This statement establishes a single accounting model, based upon the framework established in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, for long-lived assets to be disposed of by sale and addressed significant implementation issues. This statement is effective for fiscal years beginning after December 15, 2001. This pronouncement did not materially impact the Company's results of operations or financial condition.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Financial Market Risks
----------------------

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

As of May 31, 2002, the Company's $32.8 million of short-term investments consisted primarily of investments in corporate, government and municipal obligations with maturities of between three and twelve months. If market interest rates were to increase immediately and uniformly by 10 percent from levels at May 31, 2002, the fair value of these short-term investments would decline by an immaterial amount. The Company generally expects to hold its fixed income investments until maturity and, therefore, would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on short-term investments.

Equity Price Risk - The Company is exposed to an equity price risk on its investment in Chartered Semiconductor Manufacturing, Ltd. and other publicly traded equity investments. For every 10% adverse change in the market value of Chartered Semiconductor common stock, the Company would experience a decrease of approximately $1.0 million to its May 31, 2002 investment value. The Company has sold call options covering this investment in the past and may do so in the future to reduce some of this market risk.

Foreign Currency Risk - The Company has international sales and expenditures and is, therefore, subject to certain foreign currency rate exposure. The Company conducts a significant amount of its business in Asia. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company's product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars. Transactions in the Japanese market made by the Company's majority-owned subsidiary, SMSC Japan, are denominated in Japanese yen. SMSC Japan purchases a significant amount of its products for resale from Standard Microsystems Corporation in U.S. dollars, and from time to time enters into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. During March 2002, SMSC Japan entered into a contract with a Japanese financial institution to purchase U.S. dollars to meet a portion of its U.S. dollar denominated product purchase requirements. Gains and losses on this contract were not significant. The contract is scheduled to expire in March 2003.

The Company has never received a cash dividend (repatriation of cash) from SMSC Japan nor does it expect to receive such a dividend in the near future.


Other Factors That May Affect Future Operating Results
------------------------------------------------------

As a supplier of semiconductors, the Company competes in a challenging business environment, which is characterized by intense competition, rapid technological change and cyclical business patterns. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements. The Company faces a variety of risks and uncertainties in conducting its business, some of which are out of its control, and any of which, were they to occur, could impair the Company's operating performance. For a more detailed discussion of risk factors, please refer to the Company's report on Form 10-K filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     During the three month period ended May 31, 2002, the Company filed a Current Report on Form 8-K under Item 4 - Changes in Registrant's Certifying Accountant, dated April 30, 2002 and filed on May 7, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           STANDARD MICROSYSTEMS CORPORATION


DATE:  July 2,  2002                       /S/   Andrew M. Caggia
                                           -----------------------
                                                   (Signature)

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