Form 10-Q
period 2002-08-31
STANDARD MICROSYSTEMS CORP
filed 2002-10-15
CIK 93384

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

                 For the quarterly period ended August 31, 2002

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

                           Yes ____X____     No ________

As of August 31, 2002, there were 16,706,359 shares of the registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

                                                    August 31,      February 28,
                                                       2002            2002
                                                       ----            ----
Assets
Current assets:
  Cash and cash equivalents                        $    63,800     $     98,065
  Short-term investments                                39,476           28,595
  Accounts receivable, net                              21,774           21,828
  Inventories                                           23,990           17,585
  Deferred income taxes                                 11,775            8,582
  Other current assets                                   5,863            4,317
--------------------------------------------------------------------------------

       Total current assets                            166,678          178,972
--------------------------------------------------------------------------------

Property, plant and equipment, net                      24,472           24,170
Goodwill                                                30,412              -
Intangible assets, net                                   6,727              -
Investment in Chartered Semiconductor                    5,267            9,992
Deferred income taxes                                    8,263            7,196
Other assets                                            14,408           15,733
--------------------------------------------------------------------------------

                                                   $   256,227     $    236,063
================================================================================

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                 $    11,238     $      8,477
  Deferred income on shipments to distributors           5,904            6,225
  Accrued expenses, income taxes and other
   liabilities                                          11,057            9,289
--------------------------------------------------------------------------------

       Total current liabilities                        28,199           23,991
--------------------------------------------------------------------------------


Other liabilities                                        8,185            6,973

Minority interest in subsidiary                         11,644           11,646

Shareholders' equity:
  Preferred stock                                          -                -
  Common stock                                           1,849            1,728
  Additional paid-in capital                           144,019          119,505
  Retained earnings                                     85,625           84,963
  Treasury stock, at cost                              (22,980)         (13,861)
  Accumulated other comprehensive income (loss)           (314)           1,118
--------------------------------------------------------------------------------

        Total shareholders' equity                     208,199          193,453
-------------------------------------------------------------------------------

                                                   $   256,227     $    236,063
================================================================================

See Notes to Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)


                                                           Three Months Ended            Six Months Ended
                                                       -------------------------     -------------------------

                                                               August 31,                    August 31,
                                                       -------------------------     -------------------------

                                                           2002          2001            2002          2001
                                                           ----          ----            ----          ----
Revenues                                               $   38,300    $   30,389      $   72,307    $   61,225

Cost of goods sold                                         21,189        18,206          40,124        37,266
--------------------------------------------------------------------------------------------------------------

Gross profit                                               17,111        12,183          32,183        23,959

Operating expenses:
Research and development                                    7,774         7,565          14,625        16,007
Selling, general and administrative                         8,659         7,657          16,853        15,503
Amortization of intangible assets                             447           -               447           -
--------------------------------------------------------------------------------------------------------------

   Income (loss) from operations                              231        (3,039)            258        (7,551)

Interest income                                               533           990           1,114         2,059
Other income (expense), net                                    (7)          548             (22)        1,612
--------------------------------------------------------------------------------------------------------------

Income (loss) before provision for income taxes
  and minority interest                                       757        (1,501)          1,350        (3,880)

Provision for (benefit from) income taxes                     197          (651)            351        (1,436)

Minority interest in net income (loss) of subsidiary           (8)           19              (2)           49
--------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                      568          (869)          1,001        (2,493)

Loss from discontinued operations
  (net of income tax benefits of $145, $164,
   $191 and $296)                                            (258)         (307)           (339)         (552)
--------------------------------------------------------------------------------------------------------------

Net income (loss)                                      $      310    $   (1,176)     $      662    $   (3,045)
==============================================================================================================

Basic net income (loss) per share:
  Income (loss) from continuing operations             $     0.03    $    (0.05)     $     0.06    $    (0.15)
  Loss from discontinued operations                         (0.01)        (0.02)          (0.02)        (0.04)
--------------------------------------------------------------------------------------------------------------

Basic net income (loss) per share                      $     0.02    $    (0.07)     $     0.04    $    (0.19)
==============================================================================================================

Diluted net income (loss) per share:
  Income (loss) from continuing operations             $     0.03    $    (0.05)     $     0.06    $    (0.15)
  Loss from discontinued operations                         (0.01)        (0.02)          (0.02)        (0.04)
--------------------------------------------------------------------------------------------------------------

Diluted net income (loss) per share                    $     0.02    $    (0.07)     $     0.04    $    (0.19)
==============================================================================================================

Weighted average common shares outstanding:
  Basic                                                    16,631        16,107          16,365        16,098
  Diluted                                                  18,214        16,107          18,008        16,098


See Notes to Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                    Six Months Ended August 31,
                                                    ---------------------------

                                                       2002              2001
                                                    ----------         --------


Cash flows from operating activities:
  Cash received from customers and licensees        $  72,660        $  56,103
  Cash paid to suppliers and employees                (71,707)         (61,352)
  Interest received                                     1,103            2,996
  Interest paid                                           (76)             (77)
  Income taxes paid                                      (138)            (514)
-------------------------------------------------------------------------------

    Net cash provided by (used for) operating
     activities                                         1,842           (2,844)
-------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                 (3,208)          (2,630)
  Acquisition of Gain Technology Corporation          (15,669)             -
  Purchases of short-term investments                 (18,292)          (4,000)
  Sales of short-term investments                       7,600           13,629
  Other                                                   210            3,127
-------------------------------------------------------------------------------

    Net cash provided by (used for) investing
     activities                                       (29,359)          10,126
-------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                4,377              675
  Purchases of treasury stock                          (9,900)          (1,633)
  Repayments of obligations under capital leases
   and notes payable                                   (1,585)            (491)
-------------------------------------------------------------------------------

    Net cash used for financing activities             (7,108)          (1,449)
-------------------------------------------------------------------------------

Effect of foreign exchange rate changes on cash
 and cash equivalents                                     956              (44)

Net cash used for discontinued operations                (596)            (869)
-------------------------------------------------------------------------------

Net increase (decrease) in cash and cash
 equivalents                                          (34,265)           4,920

Cash and cash equivalents at beginning of period       98,065           99,545
-------------------------------------------------------------------------------

Cash and cash equivalents at end of period          $  63,800        $ 104,465
===============================================================================


Reconciliation of income (loss) from continuing operations to net cash provided by (used for) operating activities:

Income (loss) from continuing operations            $   1,001        $  (2,493)
Adjustments to reconcile income (loss) from
 continuing operations to net cash provided
 by (used for) operating activities:
  Depreciation and amortization                         5,030            6,005
  Gains on sales of investments and property              (53)          (1,689)
  Other adjustments, net                                    8               62
  Changes in operating assets and liabilities:
    Accounts receivable                                   783           (3,194)
    Inventories                                        (6,111)           5,582
    Accounts payable and accrued expenses and
     other liabilities                                    810           (6,001)
    Other changes, net                                    374           (1,116)
-------------------------------------------------------------------------------

Net cash provided by (used for) operating
 activities                                         $   1,842        $  (2,844)
===============================================================================

During the six months ended August 31, 2002, the Company acquired $1,876 of design tools through long-term financing provided by the supplier.

See Notes to Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   Organization and Basis of Presentation

     The accompanying unaudited condensed consolidated financial information of Standard Microsystems Corporation and subsidiaries, referred to herein as "SMSC" or "the Company", has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in management's opinion are necessary to state fairly the Company's financial position, results of operations and cash flows as of and for the three and six months ended August 31, 2002 and 2001. The February 28, 2002 Consolidated Balance Sheet was derived from audited financial statements on that date.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates, and such differences may be material to the financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended February 28, 2002 included in the Company's Annual Report on Form 10-K, as filed on April 26, 2002 with the Securities and Exchange Commission. The results of operations for the three and six months ended
     August 31, 2002 are not necessarily indicative of the results to be expected for any future periods.

2.   Balance Sheet Data

     Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):


                              Aug. 31, 2002      Feb. 28, 2002
     ----------------------------------------------------------

      Raw materials          $        793       $        465
      Work in process              10,527              5,820
      Finished goods               12,670             11,300
     ----------------------------------------------------------

                             $     23,990       $     17,585
     ==========================================================


     Property, plant and equipment consists of the following (in thousands):

                                         Aug. 31, 2002       Feb. 28, 2002
     ----------------------------------------------------------------------

      Land                              $      3,434        $       3,434
      Buildings and improvements              29,504               29,257
      Machinery and equipment                 80,033               76,121
     ----------------------------------------------------------------------
                                             112,971              108,812
      Less: accumulated depreciation          88,499               84,642
     ----------------------------------------------------------------------

                                        $     24,472        $      24,170
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

     The shares used in calculating basic and diluted net income (loss) per share are reconciled as follows (in thousands):

                                           Three Months Ended   Six Months Ended
                                                August 31,         August 31,
                                           -------------------------------------
                                             2002       2001      2002     2001
                                           --------   -------   -------  -------

     Average shares outstanding for
      basic net income (loss) per share     16,631     16,107   16,365    16,098

     Dilutive effect of stock options        1,583          -    1,643         -
     ---------------------------------------------------------------------------

     Average shares outstanding for
      diluted net income (loss) per share   18,214     16,107   18,008    16,098
     ===========================================================================

     Stock options excluded from the computation of diluted net income (loss) per share because their effect was antidilutive were as follows (in thousands):

                                           Three Months Ended   Six Months Ended
                                                August 31,         August 31,
                                           -------------------------------------
                                             2002       2001      2002     2001
                                           --------   -------   -------  -------

     Number of shares under option
     excluded from the computation
     of diluted net income (loss) per
     share                                     890      4,254      558     4,213
     ===========================================================================


4.   Comprehensive Income (Loss)

     The Company's other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on equity investments classified as available-for-sale. The components of the Company's comprehensive income (loss) for the three and six month periods ended August 31, 2002 and 2001 were as follows (in thousands):

                                           Three Months Ended   Six Months Ended
                                                August 31,         August 31,
                                           -------------------------------------
                                             2002      2001      2002     2001
                                           --------  -------   -------  -------

     Net income (loss)                     $   310   $(1,176)  $   662  $(3,045)

      Other comprehensive income (loss):
      Change in foreign currency
      translation adjustment                   752       141     1,718     (149)
      Change in unrealized loss on
      investments                           (3,119)   (1,154)   (3,150)  (1,407)
     ---------------------------------------------------------------------------

     Total comprehensive loss              $(2,057)  $(2,189)  $ (770)  $(4,601)
     ===========================================================================


5.   Business Acquisition

     In June 2002, the Company acquired all of the outstanding common stock of Gain Technology Corporation (Gain), a developer and supplier of high-speed, high-performance analog and mixed-signal communications integrated circuits and proprietary intellectual property cores, based in Tucson, Arizona. Gain now operates as SMSC Analog Technology Center, Inc. (ATC). Through this acquisition, the Company has significantly enhanced its analog and mixed-signal capabilities, by adding 35 highly-skilled engineers and designers, acquiring several new products, and expanding its intellectual property portfolio.

     The Company acquired ATC for initial consideration of $36.1 million, consisting of approximately 749,000 shares of SMSC common stock valued at $17.9 million, $16.6 million of cash (net of cash acquired), and $1.6 million of direct acquisition costs, including legal, banking, accounting and valuation fees. The value of the SMSC common stock was determined using the stock's market value for a reasonable period before and after the date the terms of the acquisition were announced. Up to $17.5 million of additional consideration, payable in SMSC common stock and cash, may be issued to ATC's former shareholders during fiscal 2004 upon satisfaction of certain future performance goals. Any additional consideration paid will be recorded as goodwill.

     In accordance with the provision of Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, the purchase price was allocated to the estimated fair values of assets acquired and liabilities assumed, as set forth in the following table. The fair values assigned to intangible assets and in-process research and development were determined with the assistance of a third-party appraisal.

     (in thousands)
     ----------------------------------------------------------------
     Current assets                                          $  1,575
     Property, plant and equipment                              1,114
     Deferred income taxes                                      1,033
     Other assets                                                  41
     Goodwill                                                  30,412
     Current technologies                                       6,179
     Other intangible assets                                      908
     ----------------------------------------------------------------
     Total assets acquired                                     41,262

     Current liabilities                                        3,358
     Long-term obligations                                      1,356
     Other liabilities                                            535
     ----------------------------------------------------------------
     Total liabilities assumed                                  5,249

     Net assets acquired                                       36,013
     In-process research and development                           87
     ----------------------------------------------------------------

     Total initial consideration                             $ 36,100
     ================================================================


     The amounts allocated to current technologies are being amortized on a straight-line basis over their estimated useful life of six years. Other intangible assets are also being amortized on a straight-line basis over their respective estimated useful lives, ranging from one to ten years. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the $30.4 million assigned to goodwill will not be amortized. Further information regarding goodwill and other intangible assets is provided within Note 9 included herein.

     The amount assigned to in-process research and development relates to those ongoing projects that have not yet proven to be commercially feasible, and for which no alternative future use currently exists for the related technology. This charge is included within the Company's consolidated operating results for the three months ended August 31, 2002.

     The pro forma results of operations set forth below give effect to the acquisition of ATC as if it had occurred at the beginning of fiscal 2002. Pro forma data is subject to certain assumptions and estimates, and is presented for informational purposes only. This data does not purport to be indicative of the results that would have actually occurred had the acquisition occurred on the basis described above, nor do they purport to be indicative of future operating results.

                                                         Six Months Ended
                                                            August 31,
                                                       --------------------
     (in thousands, except per share data)               2002       2001
                                                       --------   ---------

      Revenues                                         $ 73,545   $ 65,162
      Net loss                                             (205)    (3,743)
     ======================================================================

      Basic and fully diluted net loss per share       $  (0.01)  $  (0.22)
     ======================================================================


6.   Business Restructuring

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

     The following is a summary of the changes in restructuring liabilities for the six months ended August 31, 2002 (in thousands):


                               Business                             Business
                            Restructuring                         Restructuring
                             Reserve as of    Non-Cash   Cash     Reserve as of
                           February 28, 2002  Charges  Payments  August 31, 2002
     ---------------------------------------------------------------------------

     Workforce reduction            $     2    $   (2)   $   -       $        -
     Non-cancelable lease
     obligations                      1,771         -      195            1,576
     Other charges                      181         2        6              177
     ---------------------------------------------------------------------------
                                    $ 1,954    $    -    $ 201       $    1,753
     ===========================================================================


     The Company completed its restructuring program during the quarter ended February 28, 2002. Substantially all of the cash payments related to the workforce reduction were made in that period. Payments related to non-cancelable lease obligations will be paid over their respective terms through August 2008.

7.   Discontinued Operations

     The Company has been involved in several legal actions relating to past divestitures of divisions and business units. These divestitures were accounted for as discontinued operations, and accordingly, costs associated with these actions, one of which has continued into fiscal 2003, are reported as a Loss from discontinued operations on the Consolidated Statements of Operations. These costs totaled $0.3 million, after applicable income tax benefits, for both the three and six month periods ended August 31, 2002, and $0.3 million and $0.6 million, after applicable income tax benefits, for the corresponding year-earlier periods.

8.   Shareholders' Equity

     In July 2002, the Company's Board of Directors approved an increase in the number of shares authorized for repurchase under the Company's common stock repurchase program by one million shares, bringing the total number of shares authorized under the program to three million. This program allows the Company to repurchase shares of its common stock on the open market or in private transactions.

     As of August 31, 2002, the Company has repurchased approximately 1.8 million shares of common stock at a cost of $23.0 million under this program, including 446,000 shares repurchased in the first six months of fiscal 2003 at a cost of $9.1 million. The Company also paid $0.8 million in early March 2002 to settle 45,000 treasury shares acquired at the end of February 2002. The Company currently holds repurchased shares as treasury stock, reported at cost.

9.   Goodwill and Intangible Assets

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No.142 requires goodwill and certain other intangible assets to be tested for impairment at least annually and written down only when determined to be impaired, replacing the previous accounting practice of ratably amortizing these items over their estimated useful lives. Intangible assets other than goodwill that have a finite life are amortized over their useful lives. This statement applies to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001.

     As noted within Note 5, the Company's June 2002 acquisition of Gain Technology Corporation included the acquisition of $7.1 million of finite-lived intangible assets and $30.4 million of goodwill. In accordance with the provisions of SFAS No. 142, this goodwill is not amortized, but is tested for impairment in value annually, as well as when an event or circumstance occurs indicating a possible impairment in value.

     As of August 31, 2002, the Company's finite-lived intangible assets consisted of the following (in thousands):

                                                  Accumulated
                                     Cost        Amortization          Net
     ---------------------------------------------------------------------------

      Existing technologies        $  6,179         $    258         $  5,921
      Customer contracts                498               51              447
      Non-compete agreements            410               51              359
     ---------------------------------------------------------------------------

                                   $  7,087         $    360         $  6,727
     ===========================================================================

     All intangible assets are being amortized on a straight-line basis over their estimated useful lives. Existing technologies have been assigned an estimated useful life of six years. Customer contracts have been assigned useful lives of between one and ten years (with a weighted average life of approximately seven years), and non-compete agreements have been assigned useful lives of two years. The weighted average useful life of all intangible assets is approximately six years.

     Estimated future intangible asset amortization expense for the remainder of fiscal 2003, and for the five fiscal years thereafter, is as follows (in thousands):

     Period                                     Amount
     --------------------------------------------------

     Remainder of fiscal 2003                   $   720
     Fiscal 2004                                  1,310
     Fiscal 2005                                  1,114
     Fiscal 2006                                  1,062
     Fiscal 2007                                  1,062
     Fiscal 2008                                  1,062
     ==================================================


10.  Technology and Patent License Agreement with Intel Corporation

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

     In September 2002, SMSC notified Intel of a chipset revenue shortfall of approximately $44.9 million for the 2002 12-month period. Intel's payment of this amount, if so elected, must occur within 60 days of this notification. There can be no assurance whatsoever that Intel will elect to pay this revenue shortfall, or any future revenue shortfalls, to SMSC under the Agreement.

11.  Litigation

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

     In December 1998, Accton notified the Company and the escrow agent of Accton's intention to seek indemnification and damages from the Company in excess of $10.0 million by reason of alleged misrepresentations and inadequate disclosures relating to the transaction and other alleged breaches of covenants and representations in the related agreements. Based upon those allegations, the escrow account was not released to the Company as scheduled in January 1999. In January 1999, SMSC filed an action in the Supreme Court of New York (the Action) against Accton, SMC Networks, Inc. and other parties, seeking the release of the escrow account to the Company on the grounds that Accton's allegations are without merit, and seeking payment of approximately $1.6 million (the majority of which is included within Other assets on the Company's Consolidated Balance Sheets at August 31, 2002 and February 28, 2002) owed to the Company by SMC Networks, Inc. In November 1999, the Court issued an order staying the Action and directed the parties to arbitration under the arbitration provisions of the original transaction agreements. The parties are proceeding with arbitration and, in July 2000, the Company asserted various claims against Accton and its affiliates, including claims for fraud, improper transfer of profits, mismanagement, breach of fiduciary duties and payment default.

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

12. New Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized at their fair values when the liabilities are incurred. Under previous guidance, liabilities for certain exit costs were recognized at the date that management committed to an exit plan, which is generally before the actual liabilities are incurred. As SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002, the Company does not currently expect the adoption of this statement to have a material impact on its financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and footnotes thereto contained in this report.


Overview
--------

Description of Business

Standard Microsystems Corporation (the Company or SMSC) is a designer and worldwide supplier of advanced digital and analog Input/Output (I/O) system and connectivity solutions for a broad range of communications and computing applications in the areas of Advanced I/O, Connectivity, Local Area Networking and Embedded Control Systems. The Company is a fabless semiconductor supplier whose products are manufactured by third party world-class semiconductor foundries and assemblers. To ensure the highest product quality, the Company conducts a significant portion of its final testing requirements in the Company's own state-of-the-art testing operation.

The Company is prominent as the leading supplier of Advanced Input/Output (I/O) integrated circuits for desktop and mobile personal computers. Advanced I/O circuits contain a variety of individual functions and unique I/O controllers delivered in a single package, including floppy disk control, keyboard control and BIOS, parallel and serial port control, and often flash memory, infrared communications support, a real time clock, system management and power management.

The Company serves the Universal Serial Bus (USB) connectivity market with its family of connectivity products, which provide solutions using both USB 1.1 and USB 2.0 technologies. Embedded Networking products are designed to serve a variety of machine-to-machine communications applications, such as set-top boxes, home gateway products, printers and wireless communication interfaces.

The Company's headquarters are in Hauppauge, New York, and SMSC operates design centers in New York, Austin, Texas, San Jose, California, Tucson, Arizona and Phoenix, Arizona and has sales offices in the United States, Europe, Taiwan and China. The Company conducts most of its business in the Japanese market through its majority-owned subsidiary, SMSC Japan.

Business Acquisition

In June 2002, the Company acquired all of the outstanding common stock of Gain Technology Corporation (Gain), a developer and supplier of high-speed, high-performance analog and mixed-signal communications integrated circuits and proprietary intellectual property cores, based in Tucson, Arizona. Gain now operates as SMSC Analog Technology Center, Inc., (ATC). Total initial consideration paid for the acquisition of ATC was approximately $36.1 million, consisting of approximately 749,000 shares of SMSC common stock, valued at $17.9 million, $16.6 million of cash, and $1.6 million of direct acquisition costs. Through this acquisition, the Company has significantly enhanced its analog and mixed-signal capabilities, by adding 35 highly-skilled engineers and designers, acquiring several new products, and expanding its intellectual property portfolio.

The Company's new GT3200 device, acquired through the ATC acquisition, is the first in a family of high-performance analog physical layer (PHY) and high-speed serial data communication devices specifically designed for the new USB 2.0 connectivity standard. It is fully certified by the USB-IF consortium and complements the Company's new line of Hi-Speed USB 2.0 products, which include the USB97C201 True Speed ATA/ATAPI/CF Bridge Controller for external disk drives, and the USB97C210 Memory Card Controller for USB memory card readers.

Leveraging  ATC's assets and expertise,  the Company plans to pursue  additional
product  opportunities  in  high-speed,   high-performance   serial  transceiver
integrated circuit (IC) markets.


Results of Operations
---------------------

Revenues

The Company's revenues for the three months ended August 31, 2002 were $38.3 million, compared to $30.4 million for the three months ended August 31, 2001. For the six month period ended August 31, 2002, the Company's revenues were $72.3 million, compared to $61.2 million for the year-earlier six month period.

The increases in both the three and six month periods of fiscal 2003, compared to the corresponding fiscal 2002 periods, reflect higher unit volume shipments, driven by Advanced I/O product design-wins achieved in fiscal 2002. The Company believes it increased its Advanced I/O market share during fiscal 2002 on the strength of these key design-wins. Partially offsetting the increased Advanced I/O revenues, in both the three and six month periods, was a year to year decrease in embedded products revenue, as the ongoing technology slump continues to restrain demand for the broad applications served by these products. However, revenues from embedded products have now increased for three consecutive quarters, possibly signaling that demand for these products has begun to recover. The three month period ended August 31, 2002 also includes a revenue contribution of less than $1 million related to the acquisition of ATC.

Revenues from customers outside of North America accounted for 89% of the Company's revenues for both the three and six month periods ended August 31, in both fiscal 2003 and 2002. The Company expects that international shipments, particularly to the Asia and Pacific Rim region, will continue to represent a significant portion of its revenues.

From time to time, several key customers can account for a significant portion of the Company's revenues. Revenues from one customer represented 23% and 21% for the three and six month periods ended August 31, 2002, and 18% for both the three and six month periods ended August 31, 2001, of the Company's revenues for those respective periods. Revenues from a second customer represented 10% and 13% for the three and six month periods ended August 31, 2002, and 14% and 13% for the three and six month periods ended August 31, 2001, of the Company's revenues for those respective periods. Revenues from a third customer represented 12% and 11% of the Company's revenues for the three and six months ended August 31, 2002, respectively. Revenues from a fourth customer represented 10% of the Company's revenues for both the three and six months ended August 31, 2002, respectively. No other customer represented more than 10% of the Company's revenues in those periods. The Company expects that its key customers will continue to account for a significant portion of its revenues for the remainder of fiscal 2003 and for the foreseeable future.

Gross Profit

Gross profit for the three months ended August 31, 2002 was $17.1 million, or 44.7% of revenues, compared to $12.2 million, or 40.1% of revenues, for the three months ended August 31, 2001. For the six month period ended August 31, 2002, gross profit was $32.2 million, or 44.5% of revenues, compared to $24.0 million, or 39.1% of revenues, for the year-earlier six month period.

This improvement in gross profit in fiscal 2003, compared to fiscal 2002, reflects the combination of lower product costs, new product introductions, and an increase in unit production. Revenues for the first half of fiscal 2003 include several new Advanced I/O devices, and, as is typical of this family of products, these products command higher gross profit margins than mature products. Record unit production during the first half of fiscal 2003 resulted in more efficient use of fixed manufacturing overhead costs.

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

R&D expenses were $7.8 million and $14.6 million for the three and six months ended August 31, 2002, respectively, compared to $7.6 million and $16.0 million for the three and six months periods ended August 31, 2001, respectively.

R&D expenses for the three months ended August 31, 2002 include $1.5 million of costs incurred by ATC, the acquisition of which added approximately 35 engineers and designers to the Company's staff. This increase in R&D expenses associated with the addition of ATC was partially offset by the impact of the Company's November 2001 restructuring, which reduced annual R&D expenses by approximately $5.0 million. That restructuring, further details regarding which appear within
Note 6 to the Consolidated Financial Statements included within this report, among other things, reduced R&D expenses for engineering staff, prototype costs and other development activities associated with PC chipset development programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.7 million and $16.9 million, or 22.6% and 23.3% of revenues, for the three and six month periods ended August 31, 2002, respectively. These expenses compare to $7.7 million and $15.5 million, or 25.2% and 25.3% of revenues, reported for the three and six month periods ended August 31, 2001, respectively.

Contributing to the dollar increase in the current year's three and six month periods, as compared to the prior year's comparable periods, were additional selling, general and administrative costs associated with the operation of ATC, and incremental selling costs associated with the higher revenues during these periods. Partially offsetting these increases was the impact of the Company's November 2001 business restructuring, which reduced annual selling, general and administrative expenses by approximately $0.9 million.

Amortization of Intangible Assets

For the three months ended August 31, 2002, the Company recorded $0.3 million of intangible asset amortization and a charge of $0.1 million for in-process research and development expenses, associated with the June 2002 acquisition of ATC.

Other Income and Expense

Interest income of $0.5 million and $1.1 million for the three and six month periods ended August 31, 2002, respectively, declined from $1.0 million and $2.1 million reported for the corresponding year-earlier periods. These decreases reflect lower interest rates on short-term investments during the current year periods compared to the prior year periods. Other income (expense), net, was negligible for the three and six month periods ended August 31, 2002. Other income (expense), net totaled $0.5 million for three months ended August 31, 2001, and included $0.6 million of gains on sales of a portion of an equity investment, partially offset by $0.1 million of interest and other expenses. Other income (expense), net totaled $1.6 million for the six month period ended August 31, 2001, and included gains of $0.6 million realized from the sale of two underutilized facilities and gains of $1.1 million realized on sales of a portion of an equity investment, partially offset by $0.1 million of interest and other expenses.

Income Taxes

The Company's income tax rate includes the federal, state and foreign statutory tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses, the impact of tax-exempt income and various tax credits.

The Company recorded a provision for income taxes from continuing operations for the six months ended August 31, 2002 at its expected effective rate for fiscal 2003 of approximately 26.0%. By comparison, the effective income tax benefit rate was approximately 37.0% for the six months ended August 31, 2001. The expected effective income tax rate for fiscal 2003 primarily reflects the impact of tax-exempt interest income and income tax credits anticipated for fiscal 2003.

Discontinued Operations

The Company has been involved in several legal actions relating to past divestitures of divisions and business units. These divestitures were accounted for as discontinued operations, and accordingly, costs associated with these actions, one of which has continued into fiscal 2003, are reported as a Loss from discontinued operations on the Consolidated Statements of Operations. These costs totaled $0.3 million, after applicable income tax benefits, for both the three and six month periods ended August 31, 2002. For the three and six month periods ended August 31, 2001, these costs were $0.3 million and $0.6 million, respectively, after applicable income tax benefits.


Liquidity and Capital Resources
-------------------------------

The Company currently finances its operations through a combination of existing resources and cash generated by operations.

The Company's cash, cash equivalents and short-term investments decreased to $103.3 million as of August 31, 2002, compared to $126.7 million at February 28, 2002. This decrease reflects $15.7 million of cash used for the acquisition of ATC, and $9.9 million used for purchases of treasury stock. Further details for these activities are provided in the discussion below.

Operating activities generated $1.8 million of cash for the six months ended August 31, 2002. Investing activities consumed $29.4 million of cash for the same period, including the $15.7 million used in the acquisition of ATC, $3.2 million used for capital expenditures and $10.6 million for net purchases of short-term investments. Financing activities consumed $7.1 million of cash during the first six months of fiscal 2003, including the $9.9 million for purchases of treasury stock and $1.6 million for debt payments, partially offset by $4.4 million generated from the issuance of common stock through exercises of stock options.

The Company's inventories increased by $6.4 million during the first six months of fiscal 2003, as the Company stages for higher revenues anticipated in the second half of the fiscal year.

Capital expenditures for the six months ended August 31, 2002 were $3.2 million. Capital expenditures in fiscal 2003 are expected to exceed the $4.5 million incurred in fiscal 2002, based upon management's current expectations regarding the level of economic activity in the high technology sector during this period. Capital expenditures are typically incurred to support the Company's semiconductor test operation and to acquire hardware, software and other tools used in the design of the Company's products. There were no material commitments for capital expenditures as of August 31, 2002.

The Company completed its acquisition of ATC in June 2002, which resulted in the use of approximately $15.7 million of cash. Up to $17.5 million of additional consideration, payable in SMSC common stock and cash, may be issued to ATC's former shareholders during fiscal 2004 upon satisfaction of certain future performance goals. Through this acquisition, the Company assumed certain long-term obligations of ATC, including long-term obligations to vendors, unsecured notes payable and obligations under capital leases. The Company's long-term debt, including the long-term portion of these ATC obligations, totaled approximately $1.1 million at August 31, 2002.

During the six months ended August 31, 2002, the Company purchased 446,000 shares of treasury stock at a cost of $9.1 million under its stock repurchase program. The Company also paid $0.8 million in early March 2002 to settle 45,000 treasury shares acquired at the end of February 2002. The exercise of stock options by employees and directors generated $4.4 million of cash during the same six month period.

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

Recent Accounting Pronouncements
--------------------------------

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized at their fair values when the liabilities are incurred. Under previous guidance, liabilities for certain exit costs were recognized at the date that management committed to an exit plan, which is generally before the actual liabilities are incurred. As SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002, the Company does not currently expect the adoption of this statement to have a material impact on its financial statements.


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

As of August 31, 2002, the Company's $39.5 million of short-term investments consisted primarily of investments in corporate, government and municipal obligations with maturities of between three and twelve months. If market interest rates were to increase immediately and uniformly by 10 percent from levels at August 31, 2002, the fair value of these short-term investments would decline by an immaterial amount. The Company generally expects to hold its fixed income investments until maturity and, therefore, would not expect operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on short-term investments.

Equity Price Risk - The Company is exposed to an equity price risk on its investment in Chartered Semiconductor Manufacturing, Ltd. For every 10% adverse change in the market value of Chartered Semiconductor common stock, the Company would experience a decrease of approximately $0.5 million to its August 31, 2002 investment value. This investment has experienced a decline in market value, and as of August 31, 2002, its fair value is approximately $5.4 million below its historical cost of $10.7 million. However, the Company currently does not believe this decrease to be other than temporary, due to the short duration of the decline. In the event that the decline in market value of this investment is determined to be other than temporary, a charge to earnings would be recorded for all or a portion of the unrealized loss, and a new cost basis in the investment would be established. The Company has sold call options covering this investment in the past and may do so in the future to reduce some of this market risk. No call options were sold covering this investment during the six months ended August 31, 2002.

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

Other Factors That May Affect Future Operating Results
------------------------------------------------------

As a supplier of semiconductors, the Company competes in a challenging business environment, which is characterized by intense competition, rapid technological change and cyclical business patterns. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements. The Company faces a variety of risks and uncertainties in conducting its business, some of which are out of its control, and any of which, were they to occur, could impair the Company's operating performance. For a more detailed discussion of risk factors, please refer to the Company's report on Form 10-K filed with the Securities and Exchange Commission on April 26, 2002.


ITEM 4.  CONTROLS AND PROCEDURES


(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)  Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

PART II - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at the registrant's July 10, 2002 annual meeting of shareholders.

(1) The following were elected directors, each receiving the number of votes set opposite their respective names:

                                                              Broker
                               For           Withheld        Non-Votes

    Steven J. Bilodeau      12,499,292      1,693,478               --
    Peter F. Dicks          12,381,176      1,811,594               --

Each of the following directors, who were not up for reelection at the annual meeting of shareholders, will continue to serve as directors: James R. Berrett, James J. Boyle, Robert M. Brill, Andrew M. Caggia and Ivan T. Frisch.

(2) The 2002 Stock Option and Restricted Stock Plan was not approved by the following vote:

                                                                   Broker
                      For          Against       Abstain         Non-Votes

                   5,345,033      6,111,574      603,581         2,132,582

(3) The selection of PricewaterhouseCoopers as the Company's auditors for the year ended February 28, 2003 was ratified by the following vote:

                                                                   Broker
                      For          Against       Abstain         Non-Votes

                   14,100,550        69,322       22,898               --

ITEM 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

    99.1 Certifications of Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K

    On June 19, 2002, the Company filed a Current Report on Form 8-K under Item 5 - Other Events, reporting the June 3, 2002 acquisition of Gain Technology Corporation. No financial statements were included within this filing.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         STANDARD MICROSYSTEMS CORPORATION


DATE:  October 15, 2002                  /s/    Andrew M. Caggia
                                         ------------------------
                                                (Signature)

                                         Andrew M. Caggia
                                         Senior Vice President -
                                         Finance (duly authorized officer)
                                         and Chief Financial Officer
                                         (principal financial officer)

                                 CERTIFICATIONS


          I, Steven J. Bilodeau, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Standard Microsystems Corporation;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002                     By: /s/ Steven J. Bilodeau
                                           ---------------------------
                                                   (signature)

                                           Steven J. Bilodeau
                                           Chairman of the Board, President and
                                           Chief Executive Officer

          I, Andrew M. Caggia, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Standard Microsystems Corporation;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002                     By: /s/ Andrew M. Caggia
                                           --------------------------
                                                   (signature)

                                           Andrew M. Caggia
                                           Senior Vice President - Finance
                                           and Chief Financial Officer