Form 10-Q
period 2002-11-30
STANDARD MICROSYSTEMS CORP
filed 2003-01-14
CIK 93384

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

                For the quarterly period ended November 30, 2002

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

                            Yes ____X____ No ________

As of November 30, 2002, there were 16,722,026 shares of the registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands)


                                                   November 30,     February 28,
                                                      2002             2002
                                                      ----             ----
Assets
Current assets:
  Cash and cash equivalents                        $   74,197       $   98,065
  Short-term investments                               30,291           28,595
  Accounts receivable, net                             24,482           21,828
  Inventories                                          18,259           17,585
  Deferred income taxes                                12,781            8,582
  Other current assets                                  6,191            4,317
-------------------------------------------------------------------------------

       Total current assets                           166,201          178,972
-------------------------------------------------------------------------------

Property, plant and equipment, net                     23,419           24,170
Goodwill                                               30,412                -
Intangible assets, net                                  6,367                -
Investment in Chartered Semiconductor                   2,862            9,992
Deferred income taxes                                  12,177            7,196
Other assets                                            5,673           15,733
-------------------------------------------------------------------------------

                                                   $  247,111       $  236,063
===============================================================================

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                 $    6,741       $    8,477
  Deferred income on shipments to distributors          7,555            6,225
  Accrued expenses, income taxes and other
   liabilities                                         11,273            9,289
-------------------------------------------------------------------------------

        Total current liabilities                      25,569           23,991
-------------------------------------------------------------------------------

Other liabilities                                       7,585            6,973

Minority interest in subsidiary                        11,656           11,646

Shareholders' equity:
  Preferred stock                                           -                -
  Common stock                                          1,854            1,728
  Additional paid-in capital                          144,693          119,505
  Retained earnings                                    76,468           84,963
  Treasury stock, at cost                             (23,455)         (13,861)
  Accumulated other comprehensive income                2,741            1,118
-------------------------------------------------------------------------------

        Total shareholders' equity                    202,301          193,453
-------------------------------------------------------------------------------

                                                   $  247,111       $  236,063
===============================================================================

See Notes to Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)


                                                               Three Months Ended          Nine Months Ended
                                                            ------------------------    ------------------------

                                                                   November 30,               November  30,
                                                            ------------------------    ------------------------

                                                               2002          2001          2002          2001
                                                               ----          ----          ----          ----
Sales and Revenues:

  Product Sales                                             $  40,293     $  34,644     $ 111,890     $  95,274
  Licensing Revenues                                              305        29,970         1,015        30,565
----------------------------------------------------------------------------------------------------------------
                                                               40,598        64,614       112,905       125,839

Cost of goods sold                                             22,653        24,315        62,777        61,581
----------------------------------------------------------------------------------------------------------------

Gross profit                                                   17,945        40,299        50,128        64,258

Operating expenses:
Research and development                                        8,037         8,793        22,662        24,800
Selling, general and administrative                             9,534         9,896        26,387        25,399
Amortization of intangible assets                                 360             -           807             -
Restructuring costs                                                 -         8,019             -         8,019
----------------------------------------------------------------------------------------------------------------

  Income from operations                                           14        13,591           272         6,040

Interest income                                                   496           813         1,610         2,872
Impairment of investments                                     (16,306)         (419)      (16,306)         (419)
Other income (expense), net                                       (78)          (62)         (100)        1,550
----------------------------------------------------------------------------------------------------------------

Income (loss) before provision for income taxes
  and minority interest                                       (15,874)       13,923       (14,524)       10,043

Provision for (benefit from) income taxes                      (6,854)        4,749        (6,503)        3,313

Minority interest in net income (loss) of subsidiary               12           (21)           10            28
----------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                       (9,032)        9,195        (8,031)        6,702

Loss from discontinued operations
  (net of income tax benefits of $69, $64, $260 and $360)        (125)         (116)         (464)         (668)
----------------------------------------------------------------------------------------------------------------


Net income (loss)                                           $  (9,157)    $   9,079     $  (8,495)    $   6,034
================================================================================================================

Basic net income (loss) per share:
  Income (loss) from continuing operations                  $   (0.54)    $    0.57     $   (0.49)    $    0.42
  Loss from discontinued operations                             (0.01)        (0.01)        (0.03)        (0.04)
----------------------------------------------------------------------------------------------------------------

Basic net income (loss) per share                           $   (0.55)    $    0.56     $   (0.52)    $    0.38
================================================================================================================


Diluted net income (loss) per share:
  Income (loss) from continuing operations                  $   (0.54)    $    0.56     $   (0.49)    $    0.40
  Loss from discontinued operations                             (0.01)        (0.01)        (0.03)        (0.04)
----------------------------------------------------------------------------------------------------------------

Diluted net income (loss) per share                         $   (0.55)    $    0.55     $   (0.52)    $    0.36
================================================================================================================

Weighted average common shares outstanding:
  Basic                                                        16,718        16,071        16,472        16,090
  Diluted                                                      16,718        16,525        16,472        16,799


See Notes to Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                            Nine Months Ended November 30,
                                                            ------------------------------

                                                                2002              2001
                                                            -----------       ------------
Cash flows from operating activities:

 Cash received from customers and licensees                 $ 112,542         $   119,229
 Cash paid to suppliers and employees                        (108,203)            (93,744)
 Interest received                                              1,803               3,806
 Interest paid                                                   (126)               (108)
 Income taxes paid                                               (390)               (556)
------------------------------------------------------------------------------------------

    Net cash provided by operating activities                   5,626              28,627
------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                         (4,346)             (3,637)
  Acquisition of Gain Technology Corporation                  (15,669)                  -
  Purchases of short-term investments                         (30,292)             (7,600)
  Sales of short-term investments                              28,785              13,629
  Other                                                           180               3,021
------------------------------------------------------------------------------------------

    Net cash provided by (used for) investing activities      (21,342)              5,413
------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                        4,716                 686
  Purchases of treasury stock                                 (10,375)             (1,633)
  Repayments of obligations under capital leases and notes
  payable                                                      (2,320)               (703)
------------------------------------------------------------------------------------------

    Net cash used for financing activities                     (7,979)             (1,650)
------------------------------------------------------------------------------------------

Effect of foreign exchange rate changes on cash and cash
equivalents                                                       693                (330)

Net cash used for discontinued operations                        (866)             (1,049)
------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents          (23,868)             31,011

Cash and cash equivalents at beginning of period               98,065              99,545
------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                  $  74,197         $   130,556
==========================================================================================


Reconciliation of income (loss) from continuing operations to net cash provided by operating activities:

Income (loss) from continuing operations                    $  (8,031)        $     6,702
Adjustments to reconcile income (loss) from continuing
operations to net cash provided by operating activities:
  Depreciation and amortization                                 7,822               9,343
  Gains on sales of investments and property                      (43)             (1,659)
  Asset impairment charges                                     16,306               5,756
  Other adjustments, net                                           36                 116
  Changes in operating assets and liabilities, excluding
  the effect of business acquisitions:
     Accounts receivable                                       (2,880)             (5,295)
     Inventories                                                 (420)             12,024
     Accounts payable and accrued expenses and other
     liabilities                                                 (361)              3,169
     Deferred income taxes                                     (8,166)             (2,309)
     Other changes, net                                         1,363                 780
------------------------------------------------------------------------------------------

Net cash provided by operating activities                   $   5,626         $    28,627
==========================================================================================

During the nine months ended November 30, 2002, the Company acquired $1,876 of design tools through long-term financing provided by the supplier.

See Notes to Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.   Organization and Basis of Presentation

     The accompanying unaudited condensed consolidated financial information of Standard Microsystems Corporation and subsidiaries, referred to herein as "SMSC" or "the Company", has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in management's opinion are necessary to state fairly the Company's financial position, results of operations and cash flows for all periods presented.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates, and such differences may be material to the financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended February 28, 2002 included in the Company's Annual Report on Form 10-K, as filed on April 26, 2002 with the Securities and Exchange Commission. The results of operations for the three and nine months ended November 30, 2002 are not necessarily indicative of the results to be expected for any future periods.

2.   Balance Sheet Data

     Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

                                                 Nov. 30, 2002     Feb. 28, 2002
     ---------------------------------------------------------------------------

      Raw materials                              $      826        $     465
      Work in process                                 6,896            5,820
      Finished goods                                 10,537           11,300
     ---------------------------------------------------------------------------

                                                 $   18,259        $  17,585
     ===========================================================================


     Property, plant and equipment consists of the following (in thousands):

                                                 Nov. 30, 2002     Feb. 28, 2002
     ---------------------------------------------------------------------------

      Land                                       $    3,434        $   3,434
      Buildings and improvements                     29,663           29,257
      Machinery and equipment                        80,877           76,121
     ---------------------------------------------------------------------------
                                                    113,974          108,812
      Less: accumulated depreciation                 90,555           84,642
     ---------------------------------------------------------------------------

                                                 $   23,419        $  24,170
     ===========================================================================


3.   Net Income (Loss) Per Share

     Basic net income (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income
     (loss) per share is calculated using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of shares issuable through stock options.

     The shares used in calculating basic and diluted net income (loss) per share for the Consolidated Statements of Operations included within this report are reconciled as follows (in thousands):

                                                 Three Months Ended          Nine Months Ended
                                                    November 30,                November 30,
                                             -----------------------------------------------------
                                                2002         2001            2002        2001
                                             -----------  ----------     -----------   ---------

      Average shares outstanding for
        basic net income (loss) per share        16,718      16,071          16,472      16,090
      Dilutive effect of stock options                -         454               -         709
      --------------------------------------------------------------------------------------------

      Average shares outstanding for
        diluted net income (loss) per share      16,718      16,525          16,472      16,799
      ============================================================================================

     The Company reported a loss from continuing operations for the three and nine month periods ended November 30, 2002, and accordingly, the effect of stock options was antidilutive for those periods and therefore excluded from the calculation of average shares outstanding used for diluted net income (loss) per share.

     Stock options excluded from the computation of diluted net income (loss) per share because their effect was antidilutive were as follows (in thousands):

                                          Three Months Ended   Nine Months Ended
                                             November 30,         November 30,
                                          --------------------------------------
                                            2002      2001      2002     2001
                                          --------  --------  -------- --------

      Number of shares under options
        excluded from the computation
        of diluted net income (loss)
        per share                          5,011     2,644     4,732    1,715
      ==========================================================================


4.   Comprehensive Income (Loss)

     The Company's other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on equity investments classified as available-for-sale. The components of the Company's comprehensive income (loss) for the three and nine month periods ended November 30, 2002 and 2001 were as follows (in thousands):


                                                         Three Months Ended            Nine Months Ended
                                                            November 30,                  November 30,
                                                   ----------------------------------------------------------
                                                       2002           2001           2002           2001
                                                   -------------  -------------  -------------  -------------
     Net income (loss)                               $ (9,157)      $  9,079       $ (8,495)      $  6,034
        Other comprehensive income (loss):
        Change in foreign currency  translation
          adjustment                                     (509)           (92)         1,209           (593)
        Change in unrealized loss on marketable
          equity securities, net of taxes                  22         (1,471)           (18)        (1,407)
        Reclassification adjustment for loss on
          marketable equity security included in
          net loss, net of taxes                        3,542              -            432              -
     --------------------------------------------------------------------------------------------------------

       Total comprehensive income (loss)             $ (6,102)      $  7,516       $ (6,872)      $  4,034
     ========================================================================================================

     During the three months ended November 30, 2002, as discussed more fully within Note 12, the Company recorded a charge for an other-than-temporary impairment in the value of its equity investment in publicly traded Chartered Semiconductor Manufacturing, Ltd. This investment is classified as available-for-sale, and temporary changes in its market value, net of income taxes, are included within the Company's Other comprehensive income
     (loss), and are also presented cumulatively as an unrealized gain or loss, net of income taxes, within Accumulated other comprehensive income (loss) on the Company's Consolidated Balance Sheets. The amounts presented as reclassification adjustments in the preceding table represent the amounts previously reported within Other comprehensive income (loss) as unrealized losses on this investment, net of income taxes, for the three and nine months ended November 30, 2002, respectively.

5.   Business Acquisition

     In June 2002, the Company acquired all of the outstanding common stock of Gain Technology Corporation (Gain), a developer and supplier of high-speed, high-performance analog and mixed-signal communications integrated circuits and proprietary intellectual property cores, based in Tucson, Arizona. Gain now operates as SMSC Analog Technology Center, Inc. (ATC). Through this acquisition, the Company has significantly enhanced its analog and mixed-signal capabilities, by adding 35 highly skilled engineers and designers, acquiring several new products, and expanding its intellectual property portfolio.

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

     In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the purchase price was allocated to the estimated fair values of assets acquired and liabilities assumed, as set forth in the following table. The fair values assigned to intangible assets and in-process research and development were determined with the assistance of a third-party appraisal.

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

     The amount assigned to in-process research and development relates to those ongoing projects that have not yet proven to be commercially feasible, and for which no alternative future use currently exists for the related technology. This charge is included within the Company's consolidated operating results for the nine months ended November 30, 2002.

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

                                                  Nine Months Ended
                                                    November 30,
                                               -----------------------
     (in thousands, except per share data)       2002           2001
                                               -----------------------

     Revenues                                  $ 114,143     $ 130,899
     Net income (loss)                            (9,338)        4,531
     =================================================================

     Basic net income (loss) per share         $   (0.54)    $    0.27
     =================================================================
     Diluted net income (loss) per share       $   (0.54)    $    0.26
     =================================================================


6.   Business Restructuring

     In November 2001, the Company's Board of Directors approved management's plan to exit the PC chipset business, redirect the Company's resources, and increase its focus on leveraging its core technologies toward higher growth and higher margin businesses. This restructuring was announced on December 3, 2001. The decision to exit this business was based upon an assessment of the PC chipset marketplace, and management's conclusions that the opportunities for profitability in this marketplace had declined, and that the costs of entry had increased, to a point where further investments in PC chipset technology were not justified.

     As a result of this restructuring, the Company recorded $9.3 million of restructuring charges in the third quarter of fiscal 2002. These charges included $1.3 million for excess and obsolete inventory classified within cost of goods sold, and $8.0 million of other restructuring costs classified within operating expenses on the Company's Consolidated Statements of Operations. These other restructuring costs included $5.3 million for impairments in asset values, $1.9 million for long-term, non-cancelable lease obligations, $0.3 million for a workforce reduction of 55 people, and $0.5 million for other costs. The $0.5 million for other costs was subsequently adjusted to $0.2 million in the fourth quarter of fiscal 2002.

     The following is a summary of the changes in restructuring liabilities for the nine months ended November 30, 2002 (in thousands):

                              Business                             Business
                            Restructuring                        Restructuring
                            Reserve as of    Non-Cash   Cash     Reserve as of
                            Feb. 28, 2002    Charges   Payments  Nov. 30, 2002
     ---------------------------------------------------------------------------

      Workforce reduction      $     2       $  (2)     $   -       $     -
      Non-cancelable lease
       obligations               1,771           -        297         1,474
      Other charges                181           2         20           163
     ---------------------------------------------------------------------------

                               $ 1,954       $   -      $ 317       $ 1,637
     ===========================================================================

     The Company completed its restructuring program during the quarter ended February 28, 2002. Substantially all of the cash payments related to the workforce reduction were made in that period. Payments related to non-cancelable lease obligations will be paid over their respective terms through August 2008.


7.   Discontinued Operations

     The Company has been involved in several legal actions relating to past divestitures of divisions and business units. These divestitures were accounted for as discontinued operations, and accordingly, costs associated with these actions, one of which has continued into fiscal 2003, are reported as a Loss from discontinued operations on the Consolidated
     Statements of Operations. These costs totaled $0.1 million and $0.5 million, after applicable income tax benefits, for the three and nine month periods ended November 30, 2002, respectively, and $0.1 million and $0.7 million, after applicable income tax benefits, for the corresponding prior year periods.


8.   Shareholders' Equity

     In July 2002, the Company's Board of Directors approved an increase in the number of shares authorized for repurchase under the Company's common stock repurchase program by one million shares, bringing the total number of shares authorized for repurchase under the program to three million. This program allows the Company to repurchase shares of its common stock on the open market or in private transactions.

     As of November 30, 2002, the Company has repurchased approximately 1.8 million shares of common stock at a cost of $23.5 million under this program, including 481,000 shares repurchased in the first nine months of fiscal 2003 at a cost of $9.6 million. The Company also paid $0.8 million in early March 2002 to settle 45,000 treasury shares acquired at the end of February 2002. The Company currently holds repurchased shares as treasury stock, reported at cost.


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

     As discussed within Note 5, the Company's June 2002 acquisition of Gain Technology Corporation included the acquisition of $7.1 million of finite-lived intangible assets and $30.4 million of goodwill. In accordance with the provisions of SFAS No. 142, this goodwill is not amortized, but is tested for impairment in value annually, as well as when an event or circumstance occurs indicating a possible impairment in value.

     As of November 30, 2002, the Company's finite-lived intangible assets consisted of the following (in thousands):

                                             Accumulated
                                  Cost       Amortization           Net
     ----------------------------------------------------------------------

     Existing technologies      $  6,179       $   515          $  5,664
     Customer contracts              498           102               396
     Non-compete agreements          410           103               307
     ----------------------------------------------------------------------

                                $  7,087       $   720          $  6,367
     ======================================================================

     All finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives. Existing technologies have been assigned an estimated useful life of six years. Customer contracts have been assigned useful lives of between one and ten years (with a weighted average life of approximately seven years), and non-compete agreements have been assigned useful lives of two years. The weighted average useful life of all intangible assets is approximately six years. Estimated future intangible asset amortization expense for the remainder of fiscal 2003, and for the five fiscal years thereafter, is as follows (in thousands):

     Period                         Amount
     -----------------------------------------

     Remainder of fiscal 2003       $   360
     Fiscal 2004                      1,310
     Fiscal 2005                      1,114
     Fiscal 2006                      1,062
     Fiscal 2007                      1,062
     Fiscal 2008                      1,062
     =========================================


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

     In September 1999, the two companies announced a technology exchange agreement (the Agreement) that would allow SMSC to accelerate its then-ongoing development of Intel-compatible chipset products. Chipset products are integrated circuits that communicate with the microprocessor
     (CPU) and assist in controlling the flow of information within a personal computer or similar application. The Agreement provided, among other things, for Intel to transfer certain intellectual property related to Intel chipset architectures to SMSC, and continues to provide SMSC the opportunity to supply Intel chipset components along with its own chipset solutions. The Agreement also limited SMSC's rights regarding Northbridges and Intel Architecture Microprocessors under the 1987 agreement.

     The Agreement included provisions for its termination under certain circumstances. Under one such provision, beginning in the third year of the Agreement and annually thereafter, SMSC could elect to terminate the Agreement should SMSC not achieve certain minimum chipset revenue amounts set forth in the Agreement, unless Intel paid SMSC an amount equal to the shortfall between the minimum revenue amount and the actual revenue for that period. Upon the Agreement terminating under this provision, the limitations imposed by the Agreement on the Northbridge rights under the 1987 agreement would terminate immediately, and the limitations imposed by the Agreement on the microprocessor rights under the 1987 agreement would terminate 12 months later. Should Intel elect to make the revenue amount shortfall payment, the provisions of the Agreement would remain in force for the subsequent 12-month period, for which another minimum revenue amount would be applicable, and at the end of which a similar termination event would arise. Minimum chipset revenue amounts were $30 million, $45 million, and $60 million for the 12 months ending September 21, 2001, 2002, and 2003, respectively, increasing by 10% for each succeeding 12-month period following 2003, until expiration of the Agreement in July 2007.

     In September 2001, SMSC notified Intel of a chipset revenue shortfall of approximately $29.6 million for the twelve months ended September 21, 2001. In November 2001, the Company received a $29.6 million payment from Intel, which was reported as licensing revenue on the Company's Consolidated Statements of Operations in the three-month period ended November 30, 2001.

     In September 2002, SMSC notified Intel of a chipset revenue shortfall of approximately $44.9 million for the 2002 twelve-month period. Intel did not make a payment to SMSC of that shortfall within the time frame specified within the Agreement, and SMSC gave Intel notice of termination of the Agreement in accordance with the terms thereof. The Company and Intel have commenced discussions regarding their various corporate and intellectual property relationships, including under the Agreement. However, there can be no assurance as to the outcome of those discussions.


11.  Litigation

     The Company is subject to various lawsuits and claims in the ordinary course of business. While the outcome of these matters cannot currently be determined, management believes that their ultimate resolution will not have a material effect on the Company's operations or financial position.

     In October 1997, the Company sold an 80.1% interest in SMC Networks, Inc., a then-newly formed subsidiary comprised of its former local area networking division, to an affiliate of Accton Technology Corporation (Accton). In consideration for the sale, the Company received $38.2 million in cash, plus an additional $2.0 million, which was placed in an interest-bearing escrow account as security for the Company's indemnity obligations under the agreement, and which was scheduled for release to the Company in January 1999. The Company's 19.9% minority interest in SMC Networks, Inc. carried an original cost of $8.5 million. Further discussion regarding this investment appears within Note 12, included herein.

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

     The Company remains confident that it negotiated and fully performed its obligations under the Agreements with Accton in good faith and considers the claims against it to be without merit. The Company is vigorously defending itself against the allegations made by Accton and, although it is not possible at this time to assess the likelihood of any liability being established, expects that the outcome will not be material to the Company. Furthermore, the Company is vigorously pursuing recovery of damages and other relief from Accton pursuant to the Company's claims, but the likelihood of any such recovery also cannot currently be established.


12.  Impairment Of Investments

     During the three months ended November 30, 2002, the Company recorded non-cash charges totaling $16.3 million for declines in value, considered to be other-than- temporary, of its equity investments in SMC Networks, Inc. and Chartered Semiconductor Manufacturing Ltd. (Chartered).

     As described within Note 11, the Company's investment in SMC Networks, Inc. is a residual minority equity interest in a non-public company sold by SMSC in 1997. Based upon a valuation analysis performed by the Company with the assistance of a third party during the third quarter of fiscal 2003, this investment, which carried an original cost of $8.5 million, was fully written off.

     The Company also recorded a $7.8 million impairment charge for its equity investment in Chartered, a publicly traded company, based upon a sustained reduction in Chartered's stock price performance. This investment was written down to its market value of $2.9 million as of November 30, 2002.

     Following these charges, the remaining $2.9 million investment in Chartered stock represents the only material investment in equity securities of other companies on the Company's Consolidated Balance Sheet.


13.  New Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 requires that the liabilities for costs associated with an exit or disposal activity be recognized at their fair values when the liabilities are incurred. Under previous guidance, liabilities for certain exit costs were recognized at the date that management committed to an exit plan, which is generally before the actual liabilities are incurred. SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002. The Company does not currently expect the adoption of this statement to have a material impact on its financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and footnotes thereto contained in this report.


Overview
--------

Description of Business

Standard Microsystems Corporation (the Company or SMSC) is a designer and worldwide supplier of advanced digital and analog Input/Output (I/O) system solutions and connectivity solutions for a broad range of communications and computing applications in the areas of Advanced I/O, Connectivity, Local Area Networking and Embedded Control Systems. The Company is a fabless semiconductor supplier whose products are manufactured by third party world-class semiconductor foundries and assemblers. To ensure the highest product quality, the Company conducts a significant portion of its final testing requirements in the Company's own state-of-the-art testing operation.

The Company is prominent as the leading supplier of Advanced I/O integrated circuits for desktop and mobile personal computers. Advanced I/O circuits contain a variety of individual functions and unique I/O controllers delivered in a single package, including floppy disk control, keyboard control and BIOS, parallel and serial port control, and often flash memory, infrared communications support, a real time clock, system management and power management.

The Company serves the Universal Serial Bus (USB) connectivity market with its family of connectivity products, which provide solutions using both USB 1.1 and USB 2.0 technologies. Embedded networking products are designed to serve a variety of Embedded Control Systems in machine-to-machine communications applications, such as set-top boxes, home gateway products, printers and wireless base stations.

The Company's headquarters are in Hauppauge, New York, and SMSC operates design centers in New York, Austin, Texas, Tucson, Arizona and Phoenix, Arizona and has sales offices in the United States, Europe, Taiwan and China. The Company conducts its business in the Japanese market through its majority-owned subsidiary, SMSC Japan.

Business Acquisition

In June 2002, the Company acquired all of the outstanding common stock of Gain Technology Corporation (Gain), a developer and supplier of high-speed, high-performance analog and mixed-signal communications integrated circuits and proprietary intellectual property cores, based in Tucson, Arizona. Gain now operates as SMSC Analog Technology Center, Inc., (ATC). Total initial consideration paid for the acquisition of ATC was approximately $36.1 million, consisting of approximately 749,000 shares of SMSC common stock valued at $17.9 million, $16.6 million of cash, and $1.6 million of direct acquisition costs. Through this acquisition, the Company has significantly enhanced its analog and mixed-signal capabilities, by adding 35 highly skilled engineers and designers, acquiring several new products, and expanding its intellectual property portfolio.

The Company's new GT3200 device, acquired through the ATC acquisition, is the first in a family of high-performance analog physical layer (PHY) and high-speed serial data communication devices specifically designed for the new USB 2.0 connectivity standard. It is fully certified by the USB-IF consortium and complements the Company's new line of Hi-Speed USB 2.0 products, which include the USB97C201/202 family of True Speed ATA/ATAPI/CF Bridge Controller for external disk drives, the USB97C210 Memory Card Controller for USB memory card readers and the USB97C242 Flash Drive Controller.

Leveraging ATC's assets and expertise, the Company is pursuing additional product opportunities in high-speed, high-performance serial transceiver and wireless integrated circuit (IC) markets.

Results of Operations
---------------------

Revenues

Revenues for the three and nine months ended November 30, 2002 were $40.6 million and $112.9 million, respectively, compared to $64.6 million and $125.8 million for the corresponding year-earlier periods, respectively.

Both the three and nine month periods in the prior fiscal year were favorably impacted by a special license payment of $29.6 million received from Intel Corporation (Intel) as provided for in the Company's September 1999 chipset agreement with Intel. Further details regarding this payment are provided within
Note 10 to the Consolidated Financial Statements included within this report. Excluding this special license payment, revenues were $35.0 million and $96.2 million for the three and nine months ended November 30, 2001, respectively.

Excluding the special license payment in fiscal 2002, revenues increased in the three and nine-month periods ended November 30, 2002, by $5.6 million and $16.7 million, or 16% and 17%, respectively, over the corresponding year-earlier periods. These increases in revenues reflect higher unit volume Advanced I/O product shipments, driven by new design-wins achieved with several key customers in fiscal 2002 and fiscal 2003. The Company believes it has increased its Advanced I/O market share during fiscal 2003 on the strength of these key design-wins. In addition, revenues from the Company's Embedded products for both the three and nine-month periods ended November 30, 2002 exceed revenues achieved in the comparable fiscal 2002 periods. Embedded product revenues have increased for four consecutive fiscal quarters, continuing to signal that demand for these products has begun to recover, following a prolonged slump. Several key new USB products, mentioned above, and Ethernet connectivity products have also contributed to the improved Embedded product revenues.

Revenues from customers outside of North America accounted for 91% and 90% of the Company's revenues for the three and nine-month periods ended November 30, 2002, respectively. Excluding the impact of the special license payment received in November 2001, revenues from customers outside of North America were 92% and 90% for the corresponding prior-year periods, respectively. The Company expects that international shipments, particularly to the Asia and Pacific Rim region, will continue to represent a significant portion of its revenues.

From time to time, several key customers can account for a significant portion of the Company's revenues. The Company expects that its key customers will continue to account for a significant portion of its revenues for the remainder of fiscal 2003 and for the foreseeable future.


Gross Profit

Gross profit for the three months ended November 30, 2002 was $17.9 million, or 44.2% of revenues, compared to $40.3 million, or 62.4% of revenues, for the three months ended November 30, 2001. Gross profit for the nine months ended November 30, 2002 was $50.1 million, or 44.4% of revenues, compared to $64.3 million, or 51.1% of revenues, for the nine months ended November 30, 2001.

Gross profit in both the three and nine-month periods in fiscal 2002 were favorably impacted by the $29.6 million special license payment, and adversely impacted by $1.3 million in inventory charges related to the Company's November 2001 business restructuring. Excluding these items, gross profit was $12.0 million, or 34.3% of revenues (as adjusted for the special license payment), and $35.9 million, or 37.3% of adjusted revenues, for the three and nine-month periods ended November 30, 2001, respectively.

The improvement in gross profit in fiscal 2003, after adjusting fiscal 2002 gross profit for the special items discussed in the preceding paragraph, reflects the combination of lower product costs, new product introductions, an increase in unit production, and the impact of $1.6 million of inventory obsolescence charges recorded in the third quarter of fiscal 2002, unrelated to the November 2001 restructuring, resulting from reduced customer demand. Record unit production during the first nine months of fiscal 2003 has resulted in a more efficient use of fixed manufacturing overhead costs, which also contributed to higher margins.


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

R&D expenses were $8.0 million and $22.7 million for the three and nine months ended November 30, 2002, respectively, compared to $8.8 million and $24.8 million for the three and nine months ended November 30, 2001, respectively.

R&D expenses for the three and nine-month periods ended November 30, 2002 reflect increased expenses associated with the June 2002 acquisition of ATC, and reduced expenditures for PC chipset development resulting from Company's November 2001 restructuring. That restructuring, further details regarding which appear within Note 6 to the Consolidated Financial Statements included within this report, among other things, reduced R&D expenses for engineering staff, prototype costs and other development activities associated with PC chipset development programs.


Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9.5 million and $26.4 million, or 23.5% and 23.4% of revenues, for the three and nine-month periods ended November 30, 2002, respectively. These expenses compare to $9.9 million and $25.4 million, or 28.3% and 26.2% of revenues for the respective year-earlier periods, excluding the $29.6 million special license payment.

Selling, general and administrative expenses declined by a modest amount for the three-month period ending November 30, 2002, compared to the year earlier period, due to lower professional fees and lower accruals for incentives. This was partially offset by additional selling, general and administrative costs associated with the operation of ATC, and incremental selling costs associated with higher product revenues in the current year's three month period.

Selling, general and administrative expenses for the current nine-month period were higher than the corresponding year-earlier period due to additional selling, general and administrative costs associated with the operation of ATC, and incremental selling costs associated with the higher product revenues in the current nine-month period. Partially offsetting these increases was the impact of the Company's November 2001 business restructuring, which reduced annual selling, general and administrative expenses by approximately $0.9 million.


Amortization of Intangible Assets

For the three and nine months ended November 30, 2002, the Company recorded amortization expenses of $0.4 million and $0.8 million, respectively, for intangible assets associated with the June 2002 acquisition of ATC.


Impairment of Investments

During the three months ended November 30, 2002, the Company recorded non-cash charges totaling $16.3 million for declines in value, considered to be other-than- temporary, of its equity investments in SMC Networks, Inc. and Chartered Semiconductor Manufacturing Ltd. (Chartered).

As described within Note 12 to the Consolidated Financial Statements included in this report, the Company's investment in SMC Networks, Inc. is a residual minority equity interest in a non-public company sold by SMSC in 1997. Based upon a valuation analysis performed by the Company with the assistance of a third party during the third quarter of fiscal 2003, this investment, which carried an original cost of $8.5 million, was fully written off.

The Company also recorded a $7.8 million impairment charge for its investment in Chartered, a publicly traded company, based upon a sustained reduction in Chartered's stock price performance. This investment was written down to its market value of $2.9 million as of November 30, 2002.

Following these charges, the remaining $2.9 million investment in Chartered stock represents the only material investment in equity securities of other companies on the Company's Consolidated Balance Sheet.

The Company recorded a charge of $0.4 million during the three months ended November 30, 2001 for an impairment in value of an equity investment in a privately held company.


Restructuring Costs

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

As a result of this restructuring, the Company recorded $9.3 million of restructuring charges in the third quarter of fiscal 2002. These charges included $1.3 million for excess and obsolete inventory classified within cost of goods sold, and $8.0 million of other restructuring costs classified within operating expenses on the Company's Consolidated Statements of Operations. These other restructuring costs included $5.3 million for impairments in asset values, $1.9 million for long-term, non-cancelable lease obligations, $0.3 million for a workforce reduction of 55 people, and $0.5 million for other costs. The $0.5 million for other costs was subsequently adjusted to $0.2 million in the fourth quarter of fiscal 2002.


Other Income and Expense

Interest income of $0.5 million and $1.6 million for the three and nine-month periods ended November 30, 2002, respectively, declined from $0.8 million and $2.9 million reported for the corresponding year-earlier periods, respectively, reflecting lower interest rates on short-term investments.

Other income (expense), net, was negligible for the three and nine-month periods ended November 30, 2002 and for the three-month period ended November 30, 2001. For the nine-month period ending November 30, 2001, other income (expense), net, totaled $1.6 million and included gains of $0.6 million realized from the sale of two underutilized facilities and gains of $1.1 million realized on sales of a portion of an equity investment, partially offset by $0.1 million of interest and other expenses.


Provision For (Benefit From) Income Taxes

The Company recorded income tax benefits from continuing operations of $6.9 million and $6.5 million, for the three and nine months ended November 30, 2002, respectively, compared to income tax provisions on continuing operations of $4.7 million and $3.3 million, respectively, for the three and nine months ended November 30, 2001.

The Company recorded a benefit for income taxes from continuing operations for the nine months ended November 30, 2002 at its expected effective tax benefit rate for fiscal 2003 of approximately 39.0%. In addition, during the three months ended November 30, 2002, the Company recorded tax benefits of $0.8 million for lower than previously expected tax liabilities attributable to prior fiscal years. By comparison, the effective income tax rate was approximately 33.0% for the nine months ended November 30, 2001. The expected effective income tax benefit rate for fiscal 2003 primarily reflects the impact of tax-exempt interest income and income tax credits anticipated for fiscal 2003.


Discontinued Operations

The Company has been involved in several legal actions relating to past divestitures of divisions and business units. These divestitures were accounted for as discontinued operations, and accordingly, costs associated with these actions, one of which has continued into fiscal 2003, are reported as a Loss from discontinued operations on the Consolidated Statements of Operations. These costs totaled $0.1 million and $0.5 million for the three and nine months ended November 30, 2002, respectively, compared to $0.1 million and $0.7 million for the corresponding year-earlier periods, respectively, all after applicable income tax benefits.


Liquidity and Capital Resources
-------------------------------

The Company currently finances its operations through a combination of existing resources and cash generated by operations.

The Company's cash, cash equivalents and short-term investments decreased to $104.5 million as of November 30, 2002, compared to $126.7 million at February 28, 2002. This decrease reflects, among other things, $15.7 million of cash used for the acquisition of ATC, and $10.4 million used for purchases of treasury stock.

Operating activities generated $5.6 million of cash for the nine months ended November 30, 2002. Investing activities consumed $21.3 million of cash for the same period, including, among other things, the $15.7 million used in the acquisition of ATC, $4.3 million used for capital expenditures and $1.5 million for net purchases of short-term investments. Financing activities consumed $8.0 million of cash during the first nine months of fiscal 2003, including the $10.4 million for purchases of treasury stock and $2.3 million for debt payments, partially offset by $4.7 million generated from the issuance of common stock through exercises of stock options.

The Company's inventories were $18.3 million at November 30, 2002 compared to $17.6 at February 28, 2002. Inventories decreased by $5.7 million from the August 31, 2002 level of $24.0 million. The Companies inventories typically increase during the first half of the fiscal year in anticipation of increased demand during the second half of the year for personal computers and related equipment.

Capital expenditures for the nine months ended November 30, 2002 were $4.3 million. Capital expenditures are typically incurred to support the Company's semiconductor test operation and to acquire hardware, software and other tools used in the design of the Company's products. There were no material commitments for capital expenditures as of November 30, 2002.

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

During the nine months ended November 30, 2002, the Company purchased 481,000 shares of treasury stock at a cost of $9.6 million under its stock repurchase program. The Company also paid $0.8 million in early March 2002 to settle 45,000 treasury shares acquired at the end of February 2002. The exercise of stock options by employees and directors generated $4.7 million of cash during the same nine-month period.

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


Recent Accounting Pronouncements
--------------------------------

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 requires that the liabilities for costs associated with an exit or disposal activity be recognized at their fair values when the liabilities are incurred. Under previous guidance, liabilities for certain exit costs were recognized at the date that management committed to an exit plan, which is generally before the actual liabilities are incurred. SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002. The Company does not currently expect the adoption of this statement to have a material impact on its financial statements.


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

As of November 30, 2002, the Company's $30.3 million of short-term investments consisted primarily of investments in corporate, government and municipal obligations with maturities of between three and twelve months. If market interest rates were to increase immediately and uniformly by 10 percent from levels at November 30, 2002, the fair value of these short-term investments would decline by an immaterial amount. The Company generally expects to hold its fixed income investments until maturity and, therefore, would not expect operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on short-term investments.

Equity Price Risk - The Company is exposed to an equity price risk on its investment in Chartered Semiconductor Manufacturing, Ltd. (Chartered). For every 10% adverse change in the market value of Chartered common stock, the Company would experience a decrease of approximately $0.3 million in its November 30, 2002 investment value. The Company recorded a non-cash charge of $7.8 million in the third quarter of fiscal 2003 for a decline in value of this investment, considered to be other-than-temporary, based upon a sustained reduction in Chartered's stock price performance. Following this charge, the remaining $2.9 million investment in Chartered stock represents the only material investment in equity securities of other companies on the Company's Consolidated Balance Sheet. The Company has sold call options covering this investment in the past and may do so in the future to reduce some of this market risk. No call options were sold covering this investment during the nine months ended November 30, 2002.

Foreign Currency Risk - The Company has international sales and expenditures and is, therefore, subject to certain foreign currency rate exposure. The Company conducts a significant amount of its business in Asia. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company's product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars. Transactions in the Japanese market made by the Company's majority-owned subsidiary, SMSC Japan, are denominated in Japanese yen. SMSC Japan purchases a significant amount of its products for resale from Standard Microsystems Corporation in U.S. dollars, and from time to time enters into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. During March 2002, SMSC Japan entered into a contract with a Japanese financial institution to purchase U.S. dollars to meet a portion of its U.S. dollar denominated product purchase requirements. Gains and losses on this contract have not been not significant. The contract is scheduled to expire in March 2003.

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

PART II - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     99.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.


(b)  Reports on Form 8-K

     None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        STANDARD MICROSYSTEMS CORPORATION


DATE: January 14, 2003                     /s/  Andrew M. Caggia
                                           ----------------------
                                                (Signature)

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

Date: January 14, 2003                      By: /s/ Steven J. Bilodeau
                                            --------------------------
                                                   (signature)

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

Date: January 14, 2003                      By: /s/ Andrew M. Caggia
                                            -------------------------
                                                   (signature)

                                            Andrew M. Caggia
                                            Senior Vice President - Finance
                                            and Chief Financial Officer