Form 10-K
period 2003-02-28
STANDARD MICROSYSTEMS CORP
filed 2003-05-29
CIK 93384

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended February 28, 2003
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                           Commission File No. 0-7422

                              -------------------

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

                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes x No ___

     As of August 30, 2002, the aggregate market value of the shares of voting stock of the registrant held by non-affiliates was approximately $316.9 million, based on the closing price of the registrant's common stock on the Nasdaq National Market on such date. As of March 31, 2003, there were 16,731,621 shares of the registrant's common stock outstanding.

                       Documents Incorporated By Reference
     Portions of the registrant's 2003 Annual Report to Shareholders are incorporated by reference into Part II of this report on Form 10-K, and portions of the registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this report on Form 10-K.

================================================================================

                        Standard Microsystems Corporation
                                    Form 10-K
                   For the Fiscal Year Ended February 28, 2003


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


PART III

Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.   Certain Relationships and Related Transactions
Item 14.   Controls and Procedures


PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

Portions of this Form 10-K contain forward-looking statements concerning various aspects of the Company's business, including its strategy, product development efforts, and litigation. These statements involve numerous risks and uncertainties including those discussed throughout this document. For a further explanation and details of some of these risks, please refer to "Other Factors That May Affect Future Operating Results" within Part I, Item 1.


                                     PART I


Item 1.  Business.
------------------

General Description of the Business

Standard  Microsystems  Corporation (the Company, the Registrant,  or SMSC) is a
Delaware corporation, organized in 1971. As used herein, the terms Company, Registrant and SMSC include the Company's subsidiaries, except where the context otherwise requires.

The Company is a designer and worldwide supplier of advanced digital, mixed-signal and analog semiconductor solutions for a broad range of high-speed communications and computing applications in the areas of Advanced Input/Output (I/O), Universal Serial Bus (USB) connectivity, environmental monitoring and control, networking and embedded control systems. The Company is a fabless semiconductor supplier whose products are manufactured by world-class, third-party semiconductor foundries and assemblers. To ensure the highest quality, the Company conducts a significant portion of its final testing requirements in the Company's own state-of-the-art testing operation.

The Company sells its products to a worldwide customer base, which includes most of the world's leading personal computer and personal computer motherboard manufacturers, and their subcontractors. Motherboards are the primary circuit boards within a computer or similar application. The Company's Advanced I/O circuits reside on the motherboards of personal computer products sold by Dell, Fujitsu, Gateway, Hewlett-Packard/Compaq, IBM, Intel, NEC, Sony, Toshiba and most other leading manufacturers. The Company also sells its products through electronics distributors, who provide value-added access to a broad base of smaller personal computer suppliers, as well as to many customers who use the Company's products in diverse networking, connectivity and embedded systems applications.

The Company's headquarters are in Hauppauge, New York, and it operates design and validation centers in New York, Austin, Texas, Tucson, Arizona and Phoenix, Arizona, and has sales offices in the United States, Europe, Taiwan, China and Korea. The Company conducts most of its business in the Japanese market through its majority-owned subsidiary, SMSC Japan.


Principal Products of the Company
---------------------------------

The Company provides Real World Connectivity(TM) solutions for high-speed communication and computing applications. Through the integration of its leading-edge digital, mixed-signal and analog functionality and software expertise, the Company delivers complete solutions that monitor and manage computing systems and connect peripherals to computers and to one another.

The Company continually works to broaden its product offerings and has made significant investments in the development of new products in all of its product families. Many of the Company's newer products have increasing amounts of analog circuitry content, complementing the Company's traditional strength in digital circuitry. The June 2002 acquisition of Gain Technology Corporation significantly enhanced the Company's analog design capabilities, and the Company believes that the market for analog applications offers a significant growth opportunity for fiscal 2004 and beyond.

Advanced Input/Output (I/O) Controllers

Advanced Input/Output (I/O) Controllers integrate multiple communication functions between the PC, or similar host device, and peripheral devices onto a single chip. Generally required in every PC and other related computing applications, basic I/O functionality (or legacy I/O) historically included such functions as floppy disk control, keyboard control and BIOS, and parallel and serial port control. As PC designs have evolved and expanded, the role of the I/O controller has increased to include a variety of other functions beyond legacy I/O functions, and it now provides leading-edge system management solutions encompassing flash memory, infrared communications support, a real-time clock and power management. The Company's ability to incorporate greater functionality in its Advanced I/O Controllers through higher levels of integration enables designers to implement required features at low cost on a system-dependent basis.

The Company is the world's leading supplier of Advanced I/O Controllers used in desktop and notebook personal computers. The Company sold more than 50 million Advanced I/O Controllers in fiscal 2003, and believes that, by the end of calendar 2002, it had secured an estimated share of more than 45% of the world's market for Advanced I/O devices. The Company offers its customers dozens of Advanced I/O products, providing solutions to the communication and computing design requirements of virtually all of the world's prominent personal computer and system design suppliers.

The product life cycle for Advanced I/O Controllers is typically short, usually less than two years. The Company's Advanced I/O product line is continually changing, with ongoing refreshes of existing designs and introductions of new designs, encompassing new features and functionality as demanded by the ever-changing communications and computing environments. Several of the many new Advanced I/O products introduced by the Company during fiscal 2003 include:

o The LPC47N253 Integrated Advanced Notebook I/O Controller, Embedded Controller and Keyboard Controller for full-featured notebook PC's, which combines I/O functionality, a high-performance 8051 microprocessor for keyboard control and system management, and a shared flash interface.
o The LPC47N237 Controller, an LPC (Low Pin Count)-based I/O device targeted for notebook PC port replicators and docks, which serves as a companion product to the Company's line of notebook PC keyboard and system control products that feature the LPC PortSwitch(TM) interface.

Keyboard and System Control Products

Traditionally, the Company has offered keyboard and system control functionality integrated within its Advanced I/O Controller products. With the growing demand for legacy-free computing applications, the Company has introduced products, which provide stand-alone keyboard and system control, and believes that this market segment will provide opportunities for growth in fiscal 2004 and beyond. The applications for these solutions reach beyond the traditional PC domain and offer significant growth opportunities in a wide range of markets such as servers, personal digital assistants, smart displays and other hybrid communication devices.

The Company's products in Keyboard and System Control include the LPC47N350 Keyboard and System Controller with LPC PortSwitch(TM) Interface for legacy-free notebook PC's. This device features a unique, hot-switchable external interface that enables the design of cost-effective, full-featured port replication and docking solutions.

Environmental Monitoring and Control Products

The Company's line of Environmental Monitoring and Control products, including the EMC6D100 and EMC6D102 devices, provide solutions for critical temperature and voltage monitoring requirements, which are essential to the stability and reliability of PCs and other computing systems. These ACPI compliant devices provide hardware monitoring for up to eight voltages and three thermal zones, measure the speed of up to four fans, and control the speed of multiple DC fans using three Pulse Width Modulators (PWM). The automatic fan speed control capability of these products provides thermal protection even when the operating system (OS) is not running. The Company anticipates introducing additional products in this area during fiscal 2004.

These important analog designs leverage the Company's technical competencies beyond the PC space, and mark an expansion of the Company's leading role as a designer of digital integrated circuits.

USB Connectivity Devices

USB technology is a rapidly-growing communication standard which provides an expandable, hot-plugable plug and play serial interface connection between host devices and peripheral devices such as keyboards, mice, printers, scanners, joysticks, storage devices, modems and cameras. The current generation of USB
2.0 technology supports data transfer rates of up to 480 Mbps, about 40 times the speed of the previous generation of USB 1.1 technology.

During fiscal 2003, the Company introduced a variety of USB 2.0 products designed to address the needs of peripheral devices in high-performance, low-power USB systems. Further expansion of this product line will continue into fiscal 2004 and beyond. These products address many consumer markets, including mass storage for portable devices, card readers to support a wide range of flash media cards such as those used in digital cameras, and controllers for external disk drives such as CD-ROM, CD-R, CD-R/W, DVD, and DVD-RAM.

The Company's USB Connectivity products for peripheral devices include:

o The USB97C242, a low cost, single-chip, high-speed USB flash drive controller, designed for use in flash drives which are portable, solid-state storage devices small enough to hang on a key chain.
o The USB97C202 second generation USB 2.0 mass storage class controller, a USB bridge chip designed for use in external hard disks, CD-R/W drives and DVD drives.
o The USB97C210, the world's first high-speed USB 2.0 multi-format memory card controller. With its high-speed USB 2.0 interface and patent-pending architecture, the USB97C210 rapidly transfers large amounts of data, such as MP3 and MPEG files, to memory cards.

The Company's acquisition of Gain Technology Corporation during fiscal 2003 further expanded its USB 2.0 product offerings with the addition of several USB
2.0 physical layer (PHY) products, including the GT3200 discrete device and the GT3100 I.P. core. Designed to address the needs of high performance, low-power USB systems, these products provide best-in-class power dissipation and are the market's leading solutions available today for running high-speed (480 Mbps) systems using only the power provided on the USB bus cable.

The Company has recently entered another segment of the USB 2.0 marketplace with the introduction of the USB20H04 device, its first USB 2.0 hub product, which enables the design of bus-powered, standalone hubs, LCD monitor hubs, docking station hubs, USB 2.0 laptop port replicators, bus-powered hub/flash drive/card reader combinations, and other power sensitive applications for USB 2.0 port expansion that require a 480 Mbps data rate.

Networking and Embedded Control System Devices

Networking and Embedded Control System devices enable personal computers and peripheral devices to be connected to networks and permit communications among network users. Connection to a network permits a user to send messages to and receive messages from other network users and share common resources such as printers, disk drives, files and programs.

Among a very broad line of products, the Company's flagship networking product is the LAN91C111 single-chip MAC/PHY non-PCI Ethernet controller. The LAN91C111 allows OEMs to meet the evolving needs of Ethernet networks, particularly as the need for network speed continues to increase for multimedia and World Wide Web applications. The LAN91C111 integrates the IEEE 802.3-compliant Fast Ethernet Media Access Controller (MAC), the 10/100 Mbps Ethernet Physical Layer (PHY) and transmit and receive buffer memory (SRAM) into a single device to deliver full functionality in a high performance compact design, reducing cost and board space. It is designed to facilitate the implementation of a third generation of Fast Ethernet connectivity solutions for embedded applications. The LAN91C111 can be used in a broad range of embedded devices, such as set-top boxes, ATMs, switching hubs, printers, motherboards, adapter cards, security systems, network appliances and game consoles.

The Company also offers a complete line of Arcnet-based embedded networking devices that provide solutions in industrial and embedded machine-to-machine communication applications. They are used in such diverse applications as cellular phone base stations, passenger elevator systems, ATM machines, HVAC control systems, factory automation, point-of-sale systems, and a wide variety of other applications where the reliability of communications between machines is of paramount importance. While Ethernet has become the dominant LAN protocol in office networking, the Arcnet protocol offers many characteristics that make it ideal for industrial and embedded networking environments, including its high reliability and fault tolerance, and its adaptability to a wide variety of cabling media and configurations.


Competition
-----------

The Company competes in the semiconductor industry, servicing and providing solutions for a variety of high-speed communication and computer applications. Many of the Company's larger customers conduct business in the personal computer and related peripheral devices industries. Intense competition, rapid technological change, cyclical market patterns, price erosion and periods of mismatched supply and demand have historically characterized these industries.

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

The principal methods that the Company uses to compete include the introduction of innovative new products, providing industry-leading product quality and customer service, adding new features to its products, improving product performance, striving to ensure availability of product and reducing manufacturing costs. The Company also cultivates strategic relationships with certain key customers who are technology leaders in its target markets, which provide insight into market trends and opportunities for the Company to better support those customers' needs.


Research and Development
------------------------

The semiconductor industry, and the individual markets in which the Company currently competes, are highly competitive, and the Company believes that the continued investment in research and development (R&D) is essential to maintaining and improving its competitive position.

The Company's research and development activities are performed by a team of highly-skilled and experienced engineers and technicians, and are primarily directed towards the design of new integrated circuits, the development of new software design tools and blocks of logic, as well as ongoing cost reductions and performance improvements in existing products.

In fiscal 2003, as noted earlier, the Company acquired Gain Technology Corporation (Gain), a developer and supplier of high-speed, high-performance analog and mixed-signal communications integrated circuits and proprietary intellectual property cores, based in Tucson, Arizona. Gain now operates as SMSC Analog Technology Center, Inc. (ATC). Through this acquisition, the Company significantly enhanced its analog and mixed-signal capabilities, adding 35 highly skilled engineers and designers, acquiring several new products, and expanding its intellectual property portfolio.

During fiscal 2002, the Company announced its exit from the PC chipset business, and reorganized its engineering and development resources. With this reorganization, the Company redirected its engineering resources towards its core and new technologies, focusing on the development of products serving higher growth, higher margin businesses.


Manufacturing
-------------

The Company provides semiconductor solutions using a fables model, which is increasingly common in the semiconductor industry. Third party contract foundries and package assemblers are engaged to fabricate the Company's products onto silicon wafers, cut these wafers into die and assemble the die into finished packages. This strategy allows the Company to focus its resources on product design and development, marketing and quality assurance. It also reduces fixed costs and capital requirements, and allows the Company access to the most advanced manufacturing capabilities.

The Company's primary wafer suppliers are Chartered Semiconductor Manufacturing, Ltd. in Singapore and Taiwan Semiconductor Manufacturing Company, Ltd. (TSMC) in Taiwan. The Company may negotiate additional foundry supply contracts and establish other sources of wafer supply for its products as such arrangements become useful or necessary, either economically or technologically.

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

Customers demand semiconductors of the highest quality and reliability for incorporation into their products. The Company focuses on product reliability from the initial stages of the design cycle through each specific design process, including production test design. In addition, designs are subject to in-depth circuit simulation at temperature, voltage and processing extremes before initiating the manufacturing process. The Company prequalifies each of its assembly and foundry subcontractors. This prequalification process consists of a series of industry standard environmental product stress tests, as well as an audit and analysis of the subcontractor's quality system and manufacturing capability. Wafer foundry production and assembly services are closely monitored to ensure consistent overall quality, reliability and yield levels. During fiscal 2003, the Company achieved an upgrade to the ISO 9001:2000 quality certification, demonstrating the Company's ongoing commitment to maintaining a world-class quality management system. According to recently published statistics, as of mid-February 2003, less than 15% of the total number of ISO quality registrations in North America have been upgraded to the ISO 9001:2000 standard. The Company was previously registered to the ISO 9002 quality standard as of August 1996.


Sales, Marketing and Customer Service
-------------------------------------

The Company's sales and marketing strategy is to achieve design wins with technology leaders in targeted markets through superior sales, field applications and engineering support. During fiscal 2003, the Company's sales and marketing resources were reorganized to allow better pursuit of worldwide OEM-focused sales opportunities, and to now further emphasize a sales strategy driven by the pursuit of design-wins.

Sales managers are dedicated to key OEM customers to ensure the highest level of customer service and to promote close cooperation and communication. The Company also serves its customers with a worldwide network of field application engineers. These engineers assist customers in the selection and proper use of its products and are available to answer customer questions and resolve technical issues. The field application engineers are supported by factory application engineers, who work with both the customer's and the Company's factory design and product engineers to develop the requisite support tools and facilitate the smooth introduction of new products.

The Company strives to make the design-in of its products as easy as possible for its customers. To facilitate this, the Company offers a wide variety of support tools, including evaluation boards, sample BIOS, diagnostics programs, sample schematics and PCB layout files, driver programs, data sheets, industry standard specifications and other documentation. These tools are readily available from the Company's sales offices and sales representatives. The Company's home page on the World Wide Web (www.smsc.com) provides customers with immediate access to its latest product information. In addition, the Company maintains an electronic bulletin board so that registered customers can download software updates as needed. Customers are also provided with reference platform designs for many of the Company's products, which enable easier and faster transitions from the initial prototype designs through final production releases.

The Company markets and sells its products in the United States through a direct sales force, electronics distributors and manufacturers' representatives. Two independent distributors are currently engaged to serve the North American market. Internationally, products are marketed and sold through regional sales offices located in Germany, Taiwan, China and Korea as well as through a network of independent distributors and representatives. The Company serves the Japanese marketplace primarily through its majority-owned subsidiary, SMSC Japan.

In accordance with industry practices, most distributors have certain rights of return and price protection privileges on unsold products until the distributor sells the product. Distributor contracts may be terminated by written notice by either party. The contracts specify the terms for the return of inventories. Returns of product pursuant to termination of these agreements have not been material. Shipments made by SMSC Japan to distributors in Japan are made under agreements that permit limited or no stock return privileges and generally no price protection or other sales price rebates.

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

The table below summarizes revenues by geographic region for the fiscal year ended February 28, 2003 (dollars in thousands):

----------------------------------------------------------------
                                           Amount      Percent
----------------------------------------------------------------
Asia and Pacific Rim ................   $ 131,903       84.8 %
North America .......................      14,712        9.5 %
Europe ..............................       8,823        5.7 %
Rest of World .......................          79          - %
----------------------------------------------------------------
                                        $ 155,517      100.0 %
----------------------------------------------------------------


Intellectual Property
---------------------

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


Backlog and Customers
---------------------

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

From time to time, several key customers can account for a significant portion of the Company's revenues. Revenues from significant customers, stated as percentages of total sales and revenues, are summarized as follows:

For the years ended February 28,       2003          2002          2001
================================================================================
Customer A ..........................  19.6%         15.2%           *
Customer B ..........................  12.1%           *             *
Customer C ..........................    *           29.0%         11.2%
Customer D ..........................  14.3%           *             *
--------------------------------------------------------------------------------

* Less than 10% of sales and revenues

The Company expects that its key customers will continue to account for a significant portion of its sales and revenues in fiscal 2004 and for the foreseeable future.


Employees
---------

At February 28, 2003, the Company employed 499 individuals, including 100 in sales, marketing and customer support, 132 in manufacturing and manufacturing support, 176 in research and product development and 91 in administrative support and building maintenance activities.

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


Additional Information
----------------------

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Company's web site at www.smsc.com, as soon as reasonably practicable after the filing of such reports with the Securities and Exchange Commission. Information contained on the Company's web site is not part of this report.


Other Factors That May Affect Future Operating Results
------------------------------------------------------

Before deciding to invest in the Company, or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in the Company's other reports filed with the SEC, including our reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also affect the Company's operations. Any of the risks, uncertainties, events or circumstances described below could cause the Company's financial condition or results of operations to be adversely affected.

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

The Personal Computer Industry - Sales of many of the Company's products depend largely on sales of personal computers and peripheral devices. Reductions in the rate of growth of the PC market could adversely affect the Company's operating results. In addition, as a component supplier to PC manufacturers, the Company often experiences greater demand fluctuation than its customers themselves experience. Also, some of the Company's products are used in PCs for the consumer market, which can be more volatile than other segments of the PC marketplace.

Worldwide Economic Environment - Calendar 2001 and 2002 were characterized by slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending and liquidity concerns which, along with international conflicts and terrorist and military activity, resulted in a downturn in worldwide economic conditions. As a result of these unfavorable economic conditions, the Company experienced a slowdown in customer orders in fiscal 2002. Despite the ongoing economic slump, the Company's fiscal 2003 orders showed a significant improvement over fiscal 2002, driven by new design wins. Concerns remain regarding the timing, strength and duration of any economic recovery, and its effect, if any, on the semiconductor industry. In addition, recent political and social turmoil related to international conflicts and terrorist acts may place further pressure on economic conditions in the U.S. and worldwide. These unstable political, social and economic conditions make it challenging for the Company, its customers and its suppliers to forecast and plan future business activities.

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

The Company's future growth will depend, among other things, upon its ability to continue to expand its product lines. To the extent that the Company attempts to compete in new markets, it may face competition from suppliers that have well-established market positions and products that have already been proven to be technologically and economically competitive. There can be no assurance that the Company will be successful in displacing these suppliers in the targeted applications.

Price Erosion - The semiconductor industry is characterized by intense competition. Historically, average selling prices in the semiconductor industry generally, and for the Company's products in particular, have declined significantly over the life of each product. While the Company expects to reduce the average selling prices of its products over time as it achieves manufacturing cost reductions, competitive and other pressures may require the reduction of selling prices more quickly than such cost reductions can be achieved. If not offset by reductions in manufacturing costs or by a shift in the mix of products sold toward higher-margin products, declines in the average selling prices could reduce gross margins.

Reliance upon Subcontract Manufacturing - The vast majority of the Company's products are manufactured and assembled by independent foundries and subcontract manufacturers. This reliance upon foundries and subcontractors involves certain risks, including potential lack of manufacturing availability, reduced control over delivery schedules, the availability of advanced process technologies, changes in manufacturing yields and potential cost fluctuations. The recent reduction in overall demand for semiconductor products has financially stressed certain of the Company's subcontractors. If the financial resources of the Company's independent subcontractors are further stressed, the Company may experience future product shortages, quality assurance problems, increased manufacturing costs or other supply chain disruptions.

Forecasts of Product Demand - The Company generally must order inventory to be built by its foundries and subcontract manufacturers well in advance of product shipments. Production is often based upon either internal or customer-supplied forecasts of demand, which can be highly unpredictable and subject to substantial fluctuations. Because of the volatility in the Company's markets, there is risk that the Company may forecast incorrectly and produce excess or insufficient inventories. This inventory risk is increased by the trend for customers to place orders with shorter lead times and the customers' ability to cancel or reschedule existing orders.

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

Customer Concentration - A limited number of customers account for a significant portion of the Company's sales and revenues. The Company's sales and revenues from any one customer can fluctuate from period to period depending upon market demand for that customer's products, the customer's inventory management of the Company's products and the overall financial condition of the customer.

Shipments to Distributors - A significant portion of the Company's fiscal 2003 product sales were made through distributors. The Company's distributors generally offer products of several different suppliers, including products that may be competitive with the Company's products. Accordingly, there is risk that these distributors may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company's products. In addition, the Company's agreements with its distributors are generally terminable at the distributor's option. No assurance can be given that future sales by distributors will continue at current levels or that the Company will be able to retain its current distributors on acceptable terms. A reduction in sales efforts by one or more of the Company's current distributors or a termination of any distributor's relationship with the Company could have an adverse effect on the Company's operating results.

Business Concentration in Asia - A significant number of the Company's foundries and subcontractors are located in Asia. Many of the Company's customers also manufacture in Asia or subcontract manufacturing to Asian companies. This concentration of manufacturing and selling activity in Asia poses risks that could affect the supply and cost of the Company's products, including currency exchange rate fluctuations, economic and trade policies and the political environment within Asian communities. Portions of the Asian community are currently experiencing health risks associated with the SARS virus, the economic impact of which is still unclear. The Pacific Rim region is also subject to the risk of earthquakes. For example, in September 1999, a major earthquake caused widespread damage and business interruptions in Taiwan. A significant portion of the world's personal computer component and circuit board manufacturing, as well as personal computer assembly, occurs in Taiwan, and many of the Company's suppliers and customers are based in, or do significant business in, Taiwan. While the September 1999 earthquake did not materially adversely affect the Company's business, future earthquakes or other natural disasters in this region could adversely effect the Company's operating results.

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

Infringement and Other Claims - Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, the Company has received notices claiming that the Company has infringed upon or misused other parties' proprietary rights. The Company has also in the past received, and may again in the future receive, notices of claims related to business transactions conducted with third parties, including asset sales and other divestitures. Although the Company defends itself vigorously in these actions, and has not incurred material liabilities under such claims in the past, it is possible that the Company may not prevail in such actions, or in any other such actions, if any, in the future. Any damages resulting from such actions may materially and adversely affect the Company's business, financial condition and results of operations. In addition, even if claims against the Company are not valid or successfully asserted, defense against the claims could result in significant costs and a diversion of management and resources.

Dependence on Key Personnel - The success of the Company is dependent in large part on the continued service of its key management, engineering, marketing, sales and support employees. Competition for qualified personnel is intense in the semiconductor industry, and the loss of current key employees, or the inability of the Company to attract other qualified personnel, including the inability to offer competitive stock-based and other compensation, could hinder the Company's product development and ability to manufacture, market and sell its products.

Investments in Other Companies - The Company maintains several equity investments in both publicly and privately held companies, some of which operate in the semiconductor or personal computer industries, resulting from strategic business relationships or other investment opportunities that were deemed beneficial to the Company. These companies are subject to many of the same risks and uncertainties faced by the Company. During fiscal 2003, the Company recorded charges totaling $16.3 million to recognize impairments in value, considered to be other than temporary, on two of these investments. The Company's remaining $2.9 million investment in Chartered Semiconductor Manufacturing Ltd. (Chartered) represents the only material investment in equity securities of other companies on the Company's February 28, 2003 Consolidated Balance Sheet. Further write-downs of this investment in the future are possible, dependent upon the ongoing performance of Chartered's stock price.

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

Environmental Regulation - Environmental regulations and standards are established worldwide to control, discharges, emissions, and solid wastes from manufacturing processes. Within the United States, federal, state and local agencies establish these regulations. Outside of the United States, individual countries and local governments establish their own individual standards. The Company believes that its activities conform to present environmental regulations and the effects of this compliance have not had a material effect on the Company's capital expenditures, operating results, or competitive position.

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

--------------------------------------------------------------------------------

Standard Microsystems and SMSC are registered trademarks, and Real World Connectivity is a trademark, of Standard Microsystems Corporation. Product names and company names are the trademarks of their respective holders.


Item 2.  Properties.
--------------------

The Company's headquarters are in Hauppauge, New York, where it owns two facilities, and leases a third facility, totaling approximately 175,000 square feet of plant and office space, located on approximately 18 acres of land. Two of these facilities, including the leased facility, totaling 130,000 square feet on 14 acres of land, are used to conduct research, development, product testing, warehousing, shipping, marketing, selling and administrative activities. The Company's other facility in Hauppauge is currently vacant, and alternatives for its future use, lease or disposal are being evaluated.

The Company previously owned the facility that it is now leasing in Hauppauge. The Company sold this property in May 2003, and is now using the facility under a three-year lease. Concurrently, the Company also sold a separate Hauppauge facility that was being leased to a third party. The sale of these facilities is not expected to materially impact the Company's future operating expenses. The Company is currently evaluating its various Hauppauge facilities, and is considering alternatives to more efficiently use its existing Hauppauge real estate.

In addition, the Company maintains offices in leased facilities in San Jose, California; Austin, Texas; Phoenix, Arizona; Tucson, Arizona; Munich, Germany; Tokyo, Japan; Taipei, Taiwan; Shanghai, China and Seoul, South Korea. These leases expire at various times through August 2008.

As of the end of fiscal 2003, and as of this filing, the Company believes that its properties are suitable for its foreseeable needs.


Item 3.  Legal Proceedings.
---------------------------

The Company is subject to various lawsuits and claims in the ordinary course of business. While the outcome of these matters cannot be determined, management believes that their ultimate resolution will not have a material effect on the Company's operations or financial position.

In October 1997, the Company sold an 80.1% interest in SMC Networks, Inc., a then-newly formed subsidiary comprised of its former local area networking division, to an affiliate of Accton Technology Corporation (Accton). In consideration for the sale, the Company received $38.2 million in cash, plus an additional $2.0 million which was placed in an interest-bearing escrow account as security for the Company's indemnity obligations under the agreement, and which was scheduled for release to the Company in January 1999. The Company's 19.9% minority interest in SMC Networks, Inc. carried an original cost of $8.5 million.

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


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

None.


Executive Officers of the Registrant
------------------------------------

The Company's executive officers and their ages as of April 30, 2003 are as follows:

Name                     Age                        Position
--------------------------------------------------------------------------------------------
Steven J. Bilodeau       44    Chairman of the Board, President and Chief Executive Officer
Andrew M. Caggia         54    Senior Vice President and Chief Financial Officer
George W. Houseweart     61    Senior Vice President, General Counsel and Secretary
Robert E. Hollingsworth  54    Senior Vice President, Sales and Marketing
Peter S. Byrnes          45    Vice President, Operations
Eric M. Nowling          46    Vice President, Controller and Chief Accounting Officer


Steven J. Bilodeau has served as the Company's President and Chief Executive Officer, and as a member of the Company's Board of Directors, since March 1999. In February 2000, he assumed responsibility as Chairman of the Board. Prior to joining SMSC, Mr. Bilodeau held various senior management positions during his 13 years of service with Robotic Vision Systems Inc. (RVSI), most recently as President of RVSI's Semiconductor Equipment Group from 1996 through 1998, and as a member of RVSI's Board of Directors from 1997 through 1998.

Andrew M. Caggia has served as the Company's Senior Vice President and Chief Financial Officer since February 2000, and as a member of the Company's Board of Directors since February 2001. He previously served as Senior Vice President and Chief Financial Officer of General Semiconductor, Inc., from July 1997 through February 2000.

George W. Houseweart has served as the Company's Senior Vice President, General Counsel and Secretary since October 2002. Previously, he served as Senior Vice President and General Counsel from January 1999 to October 2002, and as Senior Vice President - Law and Intellectual Property from November 1996 to January 1999. Mr. Houseweart has been an officer of the Company since 1988.

Robert E. Hollingsworth was appointed as Senior Vice President - Sales and Marketing, and was elected an officer of the Company, in January 2003. Previously, he served as Senior Vice President and General Manager - Advanced I/O Products from June 2002 to January 2003; as Senior Vice President - Sales and Marketing - PC Products from September 1999 to June 2002; and as Divisional Vice President - Component Products Marketing from January 1997 to September 1999.

Peter S. Byrnes has served as the Company's Vice President - Operations since June 2000. Prior to that, he served as Vice President - Product Assurance and Manufacturing Engineering from May 1999 to June 2000, and as Vice President - Product Assurance from July 1998 to May 1999. Mr. Byrnes has been an officer of the Company since 1998.

Eric M. Nowling has served as the Company's Vice President, Controller and Chief Accounting Officer since February 2000. Prior to that, he served as the Company's Vice President - Finance and Chief Financial Officer from September 1997 through February 2000, and as Vice President and Controller (and acting Chief Financial Officer) from February 1997 to September 1997. Mr. Nowling has been an officer of the Company since 1995.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

The information captioned "Market price per share" and the last two paragraphs appearing in the Company's 2003 Annual Report to Shareholders (the "2003 Annual Report") within Note 18 to the Consolidated Financial Statements, entitled "Quarterly Financial Data (Unaudited)", are incorporated herein by this reference. Except as specifically set forth herein and elsewhere in this Form 10-K, no information appearing in the 2003 Annual Report is incorporated by reference into this report, nor is the 2003 Annual Report deemed to be filed, as part of this report or otherwise, pursuant to the Securities Exchange Act of 1934.


Item 6.  Selected Financial Data.
---------------------------------

The information appearing in the 2003 Annual Report under the caption "Selected Financial Data" is incorporated herein by this reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
----------------------------------------------------------------------------

The  information   appearing  in  the  2003  Annual  Report  under  the  caption
"Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by this reference.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

The information appearing in the 2003 Annual Report under the caption "Financial Market Risks" is incorporated herein by this reference.


Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

The  financial  statements,   notes  thereto,   Reports  of  Independent  Public
Accountants thereon and quarterly financial data appearing in the 2003 Annual Report are incorporated herein by this reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

On April 30, 2002, the Company's Audit Committee, with the approval of its Board of Directors, dismissed Arthur Andersen LLP (Arthur Andersen) as the Company's independent public accountants and, on May 7, 2002, engaged PricewaterhouseCoopers LLP (PwC) to serve as the Company's independent public accountants for the fiscal year ended February 28, 2003. The appointment of PwC was ratified by stockholders at the Company's 2002 Annual Meeting of Shareholders.

Arthur Andersen's reports on the Company's consolidated financial statements for each of the years ended February 28, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended February 28, 2002 and 2001 and through April 30, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Arthur Andersen with a copy of the foregoing disclosures. A copy of Arthur Andersen's letter, dated May 7, 2002, stating its agreement with such statements, is incorporated by reference to Exhibit 16 filed with the Report on Form 8-K on May 7, 2002.

During the years ended February 28, 2002 and 2001 and through May 7, 2002, the Company did not consult with PwC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

The information  concerning the Company's  executive  officers  required by this item is incorporated herein by reference to the section within Item I of this report entitled "Executive Officers of the Registrant".

The information concerning the Company's directors required by this item is incorporated herein by reference to the section entitled "Election of Directors" appearing in the 2003 Proxy Statement related to the 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement").

The information concerning the Company's Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the 2003 Proxy Statement.


Item 11. Executive Compensation.
---------------------------------

The information appearing in the 2003 Proxy Statement under the caption "Executive Compensation" is incorporated herein by this reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
--------------------------------------------------------------------------------

The information concerning (a) the only persons that have reported beneficial ownership of more than 5% of the common stock of the Company, (b) the ownership of the Company's common stock by the Chief Executive Officer and the four other most highly compensated executive officers, and all executive officers and directors as a group, and (c) ownership of the Company's common stock by each of the directors, contained under the caption "Voting Securities of Certain Beneficial Owners and Management" appearing in the 2003 Proxy Statement, is incorporated herein by this reference. The information concerning securities authorized for issuance under equity compensation plans contained under the caption "Equity Compensation Plan Information" appearing in the 2003 Proxy Statement is also incorporated herein by this reference.


Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

The information appearing in the 2003 Proxy Statement under the caption "Certain
Relationships  and  Related   Transactions"  is  incorporated   herein  by  this
reference.


Item 14. Controls and Procedures.
---------------------------------

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

                                    Part IV


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

         (a) 1. Financial Statements:

         The following consolidated financial statements of the Company and its subsidiaries, notes thereto, and Reports of Independent Public Accountants thereon have been incorporated by reference from the 2003 Annual Report pursuant to Part II, Item 8 of this report:

                Consolidated Statements of Operations for the three years ended February 28, 2003

                Consolidated Balance Sheets as of February 28, 2003 and 2002

                Consolidated Statements of Shareholders' Equity for the three years ended February 28, 2003

                Consolidated Statements of Cash Flows for the three years ended February 28, 2003

                Notes to Consolidated Financial Statements

                Reports of Independent Public Accountants

         (a) 2. Financial Statement Schedules:

         The following financial statement schedule and Report of Independent Public Accountants thereon are filed as part of this report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and notes thereto.

         Schedule                        Title
         --------            ---------------------------------
            II               Valuation and Qualifying Accounts

         Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

         (a) 3. Exhibits:

         Exhibits, which are listed on the Index to Exhibits, are filed as part of this report and such Index to Exhibits is incorporated by reference.

         (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three month period ended February 28, 2003.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        STANDARD MICROSYSTEMS CORPORATION
                        ---------------------------------

                                  (Registrant)


                        By  /s/ ANDREW M. CAGGIA
                            --------------------
                            Andrew M. Caggia
                            Senior Vice President and
                            Chief Financial Officer, and Director
                            (Principal Financial Officer)


Date: May 29, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


      Signature and Title                              Date
      -------------------                              ----


      /s/ STEVEN J. BILODEAU                           May 29, 2003
      ----------------------
      Steven J. Bilodeau
      Chairman of the Board,
      President and Chief Executive Officer
      (Principal Executive Officer)


      /s/ ERIC M. NOWLING                              May 29, 2003
      -------------------
      Eric M. Nowling
      Vice President, Controller and
      Chief Accounting Officer
      (Principal Accounting Officer)


      /s/ JAMES J. BOYLE                               May 29, 2003
      ------------------
      James J. Boyle
      Director


      /s/ ROBERT M. BRILL                              May 29, 2003
      -------------------
      Robert M. Brill
      Director


      /s/ PETER F. DICKS                               May 29, 2003
      ------------------
      Peter F. Dicks
      Director


      /s/ IVAN T. FRISCH                               May 29, 2003
      ------------------
      Ivan T. Frisch
      Director

                                  CERTIFICATION
                                  -------------


      I, Steven J. Bilodeau, certify that:

      1.  I  have   reviewed  this  annual  report  on  Form  10-K  of  Standard
          Microsystems Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented  in  this  annual  report  our   conclusions   about  the
             effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: May 29, 2003
                                           /s/ STEVEN J. BILODEAU
                                               ------------------
                                               Steven J. Bilodeau
                                               Chairman of the Board, President
                                               and Chief Executive Officer

                                 CERTIFICATION
                                 -------------


      I,  Andrew M. Caggia, certify that:

      1.  I  have   reviewed  this  annual  report  on  Form  10-K  of  Standard
          Microsystems Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented  in  this  annual  report  our   conclusions   about  the
             effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: May 29, 2003
                                           /s/ ANDREW M. CAGGIA
                                           --------------------
                                           Andrew M. Caggia
                                           Senior Vice President- Finance
                                           and Chief Financial Officer

Schedule II  -  Valuation and Qualifying Accounts

For the Three Years Ended February 28, 2003
(in thousands)


-------------------------------------------------------------------------------------------------------
                                  Balance at  Charged to  Charged to                        Balance at
                                  Beginning   Costs and     Other                             End of
                                  of Period   Expenses     Accounts       Deductions          Period
-------------------------------------------------------------------------------------------------------

Year Ended February 28, 2003

Allowance for Doubtful Accounts     $ 450      $    10      $  ----        $    ----          $  460
Reserve for Product Returns         $ 438      $   208      $  ----        $   (446)  (b)     $  200

Year Ended February 28, 2002

Allowance for Doubtful Accounts     $ 362      $   110      $  (22)  (a)   $    ----          $  450
Reserve for Product Returns         $ 560      $ 1,446      $  ----        $ (1,568)  (b)     $  438

Year Ended February 28, 2001

Allowance for Doubtful Accounts     $ 480      $  ----      $ (118)  (a)   $    ----          $  362
Reserve for Product Returns         $ 600      $ 1,325      $  ----        $ (1,365)  (b)     $  560
-------------------------------------------------------------------------------------------------------

(a) Represents adjustment of reserve balance based upon evaluation of accounts receivable collectibility.
(b) Represents returns of product from customers.


                      Report of Independent Accountants on
                          Financial Statement Schedule


To the Board of Directors and Shareholders of Standard Microsystems Corporation:


Our audit of the consolidated financial statements referred to in our report dated April 2, 2003 appearing in the February 28, 2003 Annual Report to Shareholders of Standard Microsystems Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 16(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

New York, NY
April 2, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.


                      Report of Independent Accountants on
                          Financial Statement Schedule



To Standard Microsystems Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Standard Microsystems Corporation and subsidiaries, incorporated by reference in this Form 10-K, and have issued our report thereon dated April 4, 2002. Our audits were made for the purpose of forming an opinion on these statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP

New York, NY
April 4, 2002

                               INDEX TO EXHIBITS
                               -----------------


Exhibit No.       Description
-----------       -----------

  3.1 Certificate of Incorporation of Standard Microsystems Corporation, as amended and restated, incorporated by reference to Exhibit 3
              (a) to the registrant's Form 10-K for the fiscal year ended February 28, 1991.

  3.2         By-Laws of  Standard  Microsystems  Corporation,  as  amended  and
              restated,   incorporated  by  reference  to  Exhibit  3.1  to  the
              registrant's Form 8-K filed on April 10, 2002.

  4.1 Rights Agreement with ChaseMellon Shareholder Services L.L.C., as Rights Agent, dated January 7, 1998, incorporated by reference to
              Exhibit 1 to the registrant's Registration Statement on Form 8-A filed January 15, 1998.

  4.2 Amendment No. 1 to Rights Agreement with ChaseMellon Shareholder Services L.L.C., as Rights Agent, dated January 23, 2001, incorporated by reference to Exhibit 4.2 to the registrant's Form 10-K for the fiscal year ended February 28, 2001.

  4.3 Amendment No. 2 to Rights Agreement with ChaseMellon Shareholder Services L.L.C., as Rights Agent, dated April 9, 2002, incorporated by reference to Exhibit 3 to the registrant's Registration Statement on Form 8-A/A filed April 10, 2002.

  10.1 *      Employment  Agreement  with  Steven J.  Bilodeau,  dated March 18,
              1999,   incorporated   by   reference   to  Exhibit  10.5  to  the
              registrant's Form 10-K for the fiscal year ended February 28, 1999.

  10.2 * Employment Agreement with Andrew M. Caggia, dated January 7, 2000, incorporated by reference to Exhibit 10.5 to the registrant's Form 10-K for the fiscal year ended February 29, 2000.

  10.3 * Amendments to Employment Agreements with Steven J. Bilodeau and Andrew M. Caggia, incorporated by reference to Exhibit 10.3 to the registrant's Form 10-K for the fiscal year ended February 28, 2002.

  10.4 * 1991 Restricted Stock Bonus Plan, incorporated by reference to Exhibit A to the registrant's Proxy Statement dated June 21, 1991.

  10.5 * 1994 Director Stock Option Plan, incorporated by reference to Exhibit A to the registrant's Proxy Statement dated May 31, 1995.

  10.6 * 2001 Director Stock Option Plan, incorporated by reference to Exhibit B to the registrant's Proxy Statement dated July 11, 2001.

  10.7 * Amendment to the 2001 Director Stock Option Plan, dated April 4, 2002, incorporated by reference to Exhibit 10.7 to the registrant's Form 10-K for the fiscal year ended February 28, 2002.

  10.8 * Resolutions of the Board of Directors adopted February 18, 1992, amending the Director Stock Option Plan, the 1991 Restricted Stock Bonus Plan and the 1989 Stock Option Plan, incorporated by reference to Exhibit 10 (m) to the registrant's Form 10-K for the fiscal year ended February 29, 1992.

  10.9 * Amendment to the 1994 Director Stock Option Plan, adopted July 14, 1998, incorporated by reference to information appearing on page 11 of the registrant's Proxy Statement dated June 1, 1998.

  10.10 *     Retirement  Plan  for  Directors,  incorporated  by  reference  to
              Exhibit 10.14 to the registrant's Form 10-K for the fiscal year ended February 28, 1995.

  10.11 * Amendment to the Retirement Plan for Directors, incorporated by reference to Exhibit 10.11 to the registrant's Form 10-K for the fiscal year ended February 28, 2002.

  10.12 *     1993   Stock   Option   Plan  for  Officers  and  Key   Employees,
              incorporated by reference to Exhibit A to the registrant's Proxy Statement dated May 25, 1993.

  10.13 * Executive Retirement Plan, incorporated by reference to Exhibit 10(x) to the registrant's Form 10-K for the fiscal year ended February 28, 1994.

  10.14 * Amendment to the Executive Retirement Plan, incorporated by reference to Exhibit 10.14 to the registrant's Form 10-K for the fiscal year ended February 28, 2002.

  10.15 * Amendment to the Executive Retirement Plan, dated January 28, 2003, filed herewith.

  10.16 *     1994   Stock   Option   Plan  for  Officers  and  Key   Employees,
              incorporated by reference to Exhibit A to the registrant's Proxy Statement dated May 26, 1994.

  10.17 * Resolutions adopted October 31, 1994, amending the Retirement Plan for Directors and the Executive Retirement Plan, incorporated by reference to Exhibit 10.18 to the registrant's Form 10-K for the fiscal year ended February 28, 1995.

  10.18 * Resolutions adopted January 3, 1995, amending the 1994, 1993 and 1989 Stock Option Plans and the 1991 Restricted Stock Plan, incorporated by reference to Exhibit 10.19 to the registrant's Form 10-K for the fiscal year ended February 28, 1995.

  10.19 *     1996  Restricted  Stock Bonus Plan,  incorporated  by reference to
              Exhibit 10.18 to the registrant's Form 10-K for the fiscal year ended February 28, 2002.

  10.20 *     1998   Stock   Option   Plan  for  Officers  and  Key   Employees,
              incorporated by reference to Exhibit A to the registrant's Proxy Statement dated June 1, 1998.

  10.21 *     1999   Stock   Option   Plan  for  Officers  and  Key   Employees,
              incorporated by reference to Exhibit A to the registrant's Proxy Statement dated June 9, 1999.

  10.22 *     2000   Stock   Option   Plan  for  Officers  and  Key   Employees,
              incorporated by reference to Exhibit A to the registrant's Proxy Statement dated June 6, 2000.

  10.23 *     2001  Stock  Option and Restricted Stock Plan for Officers and Key
              Employees,   incorporated   by  reference  to  Exhibit  C  to  the
              registrant's Proxy Statement dated June 11, 2001.

  10.24 * Plan for Deferred Compensation in Common Stock for Outside Directors, dated March 7, 1997, as amended, incorporated by reference to Exhibit 10.23 to the registrant's Form 10-K for the fiscal year ended February 28, 2002.

  10.25 * Amendment to the Plan for Deferred Compensation in Common Stock for Outside Directors, dated July 10, 2002, filed herewith.

  10.26 *     2002 Inducement Stock Option Plan, filed herewith.

  10.27 Common Stock and Warrant Purchase Agreement, among SMSC and Intel Corporation, dated March 18, 1997, incorporated by reference to
              Item 7, Exhibit 1 to Intel Corporation's Schedule 13D, filed March 27, 1997.

  10.28 Investor Rights Agreement, among SMSC and Intel Corporation, dated March 18, 1997, incorporated by reference to Item 7, Exhibit 3 to Intel Corporation's Schedule 13D, filed March 27, 1997.

  10.29 Share Purchase Agreement, among SMSC and Intel Corporation, dated March 17, 2000, incorporated by reference to Exhibit 1 to Intel Corporation's Schedule 13D/A, filed March 22, 2000.

  10.30 Stock Purchase Agreement, dated September 30, 1997, among Accton Technology Corporation, Global Business Investments (B.V.I.) Corp., Standard Microsystems Corporation, the Seller Subsidiaries, and AJJA Inc., incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K filed on October 7, 1997.

  10.31 Stockholders Agreement, dated October 7, 1997, among Standard Microsystems Corporation, Accton Technology Corporation, Global Business Investments (B.V.I.) Corp., Standard Microsystems Corporation, and AJJA Inc., incorporated by reference to Exhibit
              10.2 to the registrant's Form 8-K filed on October 7, 1997.

  10.32 Intellectual Property License Agreement, dated October 7, 1997, between Standard Microsystems Corporation and AJJA Inc., incorporated by reference to Exhibit 10.4 to the registrant's Form 8-K filed on October 7, 1997.

  10.33 Agreement and Plan of Merger among Standard Microsystems Corporation, SMSC Sub, Inc., and Gain Technology Corporation, dated April 29, 2002, incorporated by reference to Exhibit 2.1 to the registrant's Form 8-K filed on June 19, 2002.

  13 Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended February 28, 2003, filed herewith.

  21          Subsidiaries of the Registrant, filed herewith.

  23.1        Consent of PricewaterhouseCoopers LLP, filed herewith.

  23.2        Notice regarding consent of Arthur Andersen LLP, filed herewith.

  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.




  * Indicates a management contract or compensatory plan or arrangement.