Form 10-Q
period 2003-05-31
STANDARD MICROSYSTEMS CORP
filed 2003-07-15
CIK 93384

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

                   For the quarterly period ended May 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-7422
        -----------------------------------------------------------------

                        STANDARD MICROSYSTEMS CORPORATION
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                               11-2234952
       -------------------------------------------------------------------
        (State or other jurisdiction of          (I.R.S.  Employer
         incorporation or organization)           Identification No.)


            80 Arkay Drive, Hauppauge, New York           11788
      --------------------------------------------------------------------
          (Address of principal executive offices)     (Zip Code)


        Registrant's telephone number, including area code: 631-435-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _X_ No ____

As of May 31, 2003, there were 16,816,175 shares of the registrant's common stock outstanding.

                        Standard Microsystems Corporation

                                    Form 10-Q
                       For the Quarter Ended May 31, 2003


                                Table of Contents
                                -----------------


Part I     Financial Information
================================

Item 1     Financial Statements:

               Condensed Consolidated Balance Sheets as of May 31, 2003 and February 28, 2003
               Condensed Consolidated Statements of Operations for the Three Months Ended May 31, 2003 and May 31, 2002
               Condensed Consolidated Statements of Cash Flows for the Three Months Ended May 31, 2003 and May 31, 2002
               Notes to Condensed Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3     Quantitative and Qualitative Disclosures About Market Risk

Item 4     Controls and Procedures


Part II    Other Information
============================

Item 1     Legal Proceedings

Item 6     Exhibits and Reports on Form 8-K

Signature

Certifications

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands)


                                                     May 31,       February 28,
                                                      2003             2003
                                                 ------------     -------------

Assets
Current assets:
  Cash and cash equivalents                       $   101,807     $    90,025
  Short-term investments                               19,100          22,872
  Accounts receivable, net                             23,690          22,738
  Inventories                                          20,766          17,644
  Deferred income taxes                                10,772           8,545
  Other current assets                                 10,694           8,710
------------------------------------------------------------------------------

       Total current assets                           186,829         170,534
------------------------------------------------------------------------------

Property, plant and equipment, net                     20,080          22,257
Goodwill                                               29,773          29,773
Intangible assets, net                                  5,648           6,008
Deferred income taxes                                   8,608          11,779
Other assets                                            5,433           7,598
------------------------------------------------------------------------------

                                                  $   256,371     $   247,949
==============================================================================

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                $    13,146     $     9,114
  Deferred income on shipments to distributors          7,428           5,943
  Accrued expenses, income taxes and other
   current liabilities                                 10,167           9,838
------------------------------------------------------------------------------

        Total current liabilities                      30,741          24,895
------------------------------------------------------------------------------

Other liabilities                                       7,128           7,379

Minority interest in subsidiary                        11,724          11,663

Shareholders' equity:
  Preferred stock                                           -               -
  Common stock                                          1,863           1,859
  Additional paid-in capital                          148,234         147,655
  Retained earnings                                    79,211          77,492
  Treasury stock, at cost                             (23,454)        (23,454)
  Deferred stock-based compensation                    (2,355)         (2,102)
  Accumulated other comprehensive income                3,279           2,562
------------------------------------------------------------------------------

        Total shareholders' equity                    206,778         204,012
------------------------------------------------------------------------------

                                                  $   256,371     $   247,949
==============================================================================

See Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)


                                                   Three Months Ended May 31,
                                                 -----------------------------

                                                      2003             2002
                                                 ------------      -----------


Sales and revenues                               $    42,721      $    34,007

Cost of goods sold                                    22,059           18,935
------------------------------------------------------------------------------

Gross profit                                          20,662           15,072

Operating expenses (income):
Research and development                               9,101            6,851
Selling, general and administrative                    9,513            8,194
Amortization of intangible assets                        360                -
Gains on real estate transactions                     (1,444)               -
------------------------------------------------------------------------------

Income from operations                                 3,132               27

Interest income                                          443              581
Other expense, net                                      (736)             (15)
------------------------------------------------------------------------------

Income before provision for income taxes
 and minority interest                                 2,839              593

Provision for income taxes                               895              154

Minority interest in net income of subsidiary             61                6
------------------------------------------------------------------------------

Income from continuing operations                      1,883              433

Loss from discontinued operations
 (net of income tax benefits of $92 and $46)            (164)             (81)
------------------------------------------------------------------------------

Net income                                       $     1,719      $       352
==============================================================================

Basic net income per share:
 Income from continuing operations               $      0.11      $      0.03
 Loss from discontinued operations                     (0.01)           (0.01)
------------------------------------------------------------------------------

Basic net income per share                       $      0.10      $      0.02
==============================================================================

Diluted net income per share:
 Income from continuing operations               $      0.11      $      0.02
 Loss from discontinued operations                     (0.01)               -
------------------------------------------------------------------------------

Diluted net income per share                     $      0.10      $      0.02
==============================================================================

Weighted average common shares outstanding:
  Basic                                               16,793           16,060
  Diluted                                             17,331           17,811


See Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                   Three Months Ended May 31,
                                                 ------------------------------
                                                      2003              2002
                                                 ------------      ------------

Cash flows from operating activities:
  Cash received from customers                   $    44,274       $   36,239
  Cash paid to suppliers and employees               (42,623)         (34,502)
  Interest received                                      427              525
  Interest paid                                          (24)             (20)
  Income taxes paid                                     (125)             (70)
-------------------------------------------------------------------------------

    Net cash provided by operating activities          1,929            2,172
-------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                (1,602)          (1,439)
  Sales of property, plant and equipment               7,071                5
  Sales of long-term investments                       1,199                -
  Purchases of short-term investments                 (9,022)         (11,795)
  Sales of short-term investments                     12,794            7,600
  Other                                                   (9)             (13)
-------------------------------------------------------------------------------

    Net cash provided by (used for) investing
     activities                                       10,431           (5,642)
-------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                  31            3,890
  Purchases of treasury stock                              -           (2,595)
  Repayments of obligations under capital
   leases and notes payable                             (438)            (264)
-------------------------------------------------------------------------------

    Net cash provided by (used for) financing
     activities                                         (407)           1,031
-------------------------------------------------------------------------------

Effect of foreign exchange rate changes on cash
 and cash equivalents                                     85              543

Cash used for discontinued operation                    (256)             (99)
-------------------------------------------------------------------------------

Net increase (decrease) in cash and cash
 equivalents                                          11,782           (1,995)

Cash and cash equivalents at beginning
 of period                                            90,025           98,065
-------------------------------------------------------------------------------

Cash and cash equivalents at end of period       $   101,807       $   96,070
===============================================================================


Reconciliation of income from continuing operations to net cash provided by operating activities:

Income from continuing operations                $     1,883       $      433
Adjustments to reconcile income from continuing
 operations to net cash provided by operating
 activities:
  Depreciation and amortization                        2,750            2,179
  (Gains) and losses from sales of investments
   and property, net                                    (696)               5
  Other adjustments, net                                 (67)              (6)
  Changes in operating assets and liabilities:
    Accounts receivable                               (1,739)           1,330
    Inventories                                       (2,711)          (3,631)
    Accounts payable and accrued expenses and
     other liabilities                                 2,994            3,496
    Other changes, net                                  (485)          (1,634)
-------------------------------------------------------------------------------

Net cash provided by operating activities        $     1,929       $    2,172
===============================================================================

During the three months ended May 31, 2003, the Company made $3,222 of capital expenditures which are being financed by the supplier through March 2004.

See Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial information of Standard Microsystems Corporation and subsidiaries, referred to herein as "SMSC" or "the Company", has been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission, and reflects all adjustments, consisting only of normal recurring adjustments, which in management's opinion are necessary to state fairly the Company's financial position, results of operations and cash flows for all periods presented.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of sales and revenues and expenses during the reporting period. Actual results may differ from those estimates, and such differences may be material to the financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended February 28, 2003 included in the Company's annual report on Form 10-K, as filed on May 29, 2003 with the Securities and Exchange Commission. The results of operations for the three months ended May 31, 2003 are not necessarily indicative of the results to be expected for any future periods.


2.   Stock-Based Compensation

     The Company has in effect several stock-based compensation plans under which incentive stock options, non-qualified stock options and restricted stock awards are granted to employees and directors. All stock options are granted with exercise prices equal to the fair value of the underlying shares on the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and accordingly recognizes no compensation expense for the stock option grants. Additional pro forma disclosures as required under Statement of Financial Accounting Standards
     (SFAS) No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", are detailed below.

     For purposes of pro forma disclosures, the estimated fair market value of the Company's options is amortized as an expense over the options' vesting periods. The fair value of each option grant, as defined by SFAS No. 123, is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, that significantly differ from the Company's stock option awards. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

     Had compensation expense been recorded under the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share data):

                                                             Three Months Ended
                                                                   May 31,
                                                           ---------------------
                                                             2003         2002
     ---------------------------------------------------------------------------
     Net income - as reported                              $ 1,719      $   352
     Add:  Stock-based compensation expense included in
      net income, net of taxes - as reported                   182          120
     Deduct:  Stock-based compensation expense determined
      using fair value method, net of taxes                 (2,415)        (242)
     ---------------------------------------------------------------------------

     Net income (loss) - pro forma                         $  (514)     $   230
     ===========================================================================

     Basic and diluted net income per share -
      as reported                                          $  0.10      $  0.02
     ===========================================================================

     Basic and diluted net income (loss)
      per share - pro forma                                $ (0.03)     $  0.01
     ===========================================================================

3.   Balance Sheet Data

     Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):


                                   May 31, 2003     Feb. 28, 2003
       -----------------------------------------------------------

        Raw materials              $        686       $       761
        Work in process                   8,343             7,686
        Finished goods                   11,737             9,197
       -----------------------------------------------------------

                                   $     20,766       $    17,644
       ===========================================================

     Property, plant and equipment consists of the following (in thousands):


                                        May 31, 2003     Feb. 28, 2003
       ----------------------------------------------------------------

        Land                            $      1,571       $     3,434
        Buildings and improvements            20,265            29,927
        Machinery and equipment               83,867            81,562
       ----------------------------------------------------------------
                                             105,703           114,923
        Less: accumulated depreciation        85,623            92,666
       ----------------------------------------------------------------

                                        $     20,080       $    22,257
       ================================================================

     During the three months ended May 31, 2003, the Company sold certain portions of its real estate holdings, further details for which appear within Note 10.


4.   Net Income Per Share

     Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of shares issuable through stock options.

     The shares used in calculating basic and diluted net income per share for the Condensed Consolidated Statements of Operations included within this report are reconciled as follows (in thousands):

                                             Three Months Ended
                                                    May 31,
                                           ----------------------
                                             2003         2002
                                           ----------------------

     Average shares outstanding for
      basic net income per share               16,793      16,060

     Dilutive effect of stock options             538       1,751
     ------------------------------------------------------------

     Average shares outstanding for
      diluted net income per share             17,331      17,811
     ============================================================

     Options covering 3.4 million and 0.1 million shares were excluded from the computation of average shares outstanding for diluted net income per share for the three months ended May 31, 2003 and 2002, respectively, because their effect was antidilutive.


5.   Comprehensive Income

     The Company's other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on equity investments classified as available-for-sale. The components of the Company's comprehensive income for the three months ended May 31, 2003 and 2002 were as follows (in thousands):


                                                          Three Months Ended
                                                                May 31,
                                                       -------------------------
                                                          2003          2002
                                                       -------------------------

     Net income                                         $  1,719      $     352
      Other comprehensive income (loss):
      Change in foreign currency  translation
       adjustment                                             38            966
      Change in unrealized gain (loss) on marketable
       equity securities, net of taxes                        14            (31)
      Reclassification adjustment for loss on
       marketable equity security included in net
       income, net of taxes                                  665              -
     ---------------------------------------------------------------------------

     Total comprehensive income                         $  2,436      $   1,287
     ===========================================================================


     During the three months ended May 31, 2003, the Company sold its remaining equity investment in Chartered Semiconductor Manufacturing, Ltd. This investment was classified as available-for-sale, and temporary changes in its market value, net of income taxes, were included within the Company's Other comprehensive income, and were presented cumulatively as an unrealized gain or loss, net of income taxes, within Accumulated other comprehensive income on the Company's Consolidated Balance Sheets. The amount presented as a reclassification adjustment in the preceding table represents the amounts previously reported within Other comprehensive income as an unrealized loss on this investment, net of income taxes, through February 28, 2003.


6.   Business Acquisition

     In June 2002, the Company acquired all of the outstanding common stock of Gain Technology Corporation (Gain), a developer and supplier of high-speed, high-performance analog and mixed-signal communications integrated circuits and proprietary intellectual property cores, based in Tucson, Arizona, for initial consideration of $36.1 million.

     The terms of the acquisition provided that up to $17.5 million of additional consideration, payable in SMSC common stock and cash, could be issued to Gains's former shareholders during fiscal 2004 contingent upon satisfaction of certain performance goals. It has been determined that this additional consideration was not earned.

     The unaudited pro forma results of operations for the three months ended May 31, 2002 set forth below give effect to the acquisition of Gain as if it had occurred at the beginning of fiscal 2003. Pro forma data is subject to certain assumptions and estimates, and is presented for informational purposes only. This data does not purport to be indicative of the results that would have actually occurred had the acquisition occurred on the basis described above, nor do they purport to be indicative of future operating results.


                                                       Three Months Ended
                                                          May 31, 2002
                                                   -------------------------
     (in thousands, except per share data)           Actual       Pro forma
                                                   -------------------------

     Sales and revenues                            $ 34,007       $ 35,245
     Net income (loss)                                  352         (1,011)
     =======================================================================

     Basic and diluted net income (loss)
      per share                                    $   0.02       $  (0.06)
     =======================================================================

7.   Business Restructuring

     In December 2001, the Company announced a restructuring plan for its exit from the PC chipset business.

     A summary of the activity in the reserve related to this restructuring for the three months ended May 31, 2003 is as follows (in thousands):


                                         Non-cancelable
                                             lease          Other
                                          obligations      Charges     Total
     ---------------------------------------------------------------------------
     Business restructuring reserve
      at February 28, 2003                $   1,374       $     45   $   1,419
     Cash payments                             (100)             -        (100)
     ---------------------------------------------------------------------------
     Business restructuring reserve
      at May 31, 2003                     $   1,274       $     45   $   1,319
     ===========================================================================

     Payments related to non-cancelable lease obligations are being paid over their respective terms through August 2008.


8.   Discontinued Operations

     The Company is currently involved in a legal action relating to a past divestiture of a business unit. This divestiture was accounted for as a discontinued operation, and accordingly, costs associated with this action, net of income taxes, are reported as a Loss from discontinued operations on the Condensed Consolidated Statements of Operations. These costs totaled $0.2 million and $0.1 million for the three months ended May 31, 2003 and 2002, respectively, after applicable income tax benefits.


9.   Goodwill and Intangible Assets

     The Company's June 2002 acquisition of Gain Technology Corporation included the acquisition of $7.1 million of finite-lived intangible assets and $29.8 million of goodwill. In accordance with the provisions of SFAS No. 142, this goodwill is not amortized, but is tested for impairment in value annually, as well as when an event or circumstance occurs indicating a possible impairment in its value.

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

     As of May 31, 2003, the Company's finite-lived intangible assets consisted of the following (in thousands):


                                                Accumulated
                                   Cost         Amortization          Net
     -------------------------------------------------------------------------

     Existing technologies       $  6,179        $   1,030        $  5,149
     Customer contracts               498              204             294
     Non-compete agreements           410              205             205
      ------------------------------------------------------------------------

                                 $  7,087        $   1,439        $  5,648
     =========================================================================


     Estimated future intangible asset amortization expense for the remainder of fiscal 2004, and for the five fiscal years thereafter, is as follows (in thousands):


     Period                             Amount
     -------------------------------------------

     Remainder of fiscal 2004           $   951
     Fiscal 2005                          1,114
     Fiscal 2006                          1,062
     Fiscal 2007                          1,062
     Fiscal 2008                          1,062
     Fiscal 2009                            290
     ===========================================

10.  Real Estate Transactions

     During the first quarter of fiscal 2004, the Company sold certain portions of its Hauppauge, New York real estate holdings, for combined proceeds of $7.0 million, net of applicable transaction costs. These transactions resulted in a combined gain of $1.7 million, $1.4 million of which related to property in which the Company has no continued interest and was recognized within the Company's fiscal 2004 first quarter operating results, and $0.3 million of which related to property that the Company has leased back from the purchaser and has therefore been deferred. This deferred gain will be recognized within the Company's operating results on a straight-line basis over a 30-month period beginning in June 2003, consistent with the term of the lease. The Company's rent obligation over the term of this lease is approximately $0.9 million.


11.  Sales of Equity Investment

     During the three months ended May 31, 2003, the Company sold its remaining equity investment in Chartered Semiconductor Manufacturing, Ltd., realizing a loss of $0.7 million, which is included within Other expense, net.


12.  Litigation

     In June 2003, Standard Microsystems Corporation was named as a defendant in a patent infringement lawsuit filed by Analog Devices, Inc. in the United States District Court for the District of Massachusetts (Analog Devices, Inc. v. Standard Microsystems Corporation, Case Number 03 CIV 11216). The Complaint filed in the suit alleges that some of the Company's products infringe one or both of two Analog Devices' patents, and seeks injunctive relief and unspecified damages. The Company has reviewed and investigated the allegations in the Complaint and believes that the suit is without merit.


13.  Recent Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS No. 148 enables companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption, and to make available to investors better and more frequent disclosure about the cost of employee stock options. As further discussed within Note 2, the Company will continue to apply the disclosure-only provisions of both SFAS No. 123 and SFAS No. 148.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material effect on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Company's consolidated condensed financial statements and notes thereto contained in this report.

     Portions of this report may contain forward-looking statements about expected future events and financial and operating results that involve risks and uncertainties. These include the timely development and market acceptance of new products; the impact of competitive products and pricing; the effect of changing economic conditions in domestic and international markets; changes in customer order patterns, including loss of key customers, order cancellations or reduced bookings; and excess or obsolete inventory and variations in inventory valuation, among others. Words such as "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. Such statements are qualified in their entirety by the inherent risks and uncertainties surrounding future expectations and may not reflect the potential impact of any future acquisitions, mergers or divestitures.

     Standard Microsystems Corporation (the Company or SMSC) competes in the semiconductor industry, which has historically been characterized by intense competition, rapid technological change, cyclical market patterns, price erosion and periods of mismatched supply and demand. In addition, sales of many of the Company's products depend largely on sales of personal computers and peripheral devices, and reductions in the rate of growth of the PC and embedded markets could adversely affect its operating results. SMSC conducts business outside the United States and is subject to tariff and import regulations and currency fluctuations, which may have an effect on its business. All forward-looking statements speak only as of the date hereof and are based upon the information available to SMSC at this time. Such information is subject to change, and the Company will not necessarily inform investors of such changes, except as required by law. These and other risks and uncertainties, including potential liability resulting from pending or future litigation, are detailed from time to time in the Company's reports filed with the Securities and Exchange Commission (SEC). Investors are advised to read the Company's Annual Report on Form 10-K and other quarterly reports on Form 10-Q filed with the SEC, particularly those sections entitled "Other Factors That May Affect Future Operating Results", for a more complete discussion of these and other risks and uncertainties.


     Overview
     --------

     Description of Business

     SMSC is a designer and worldwide supplier of advanced digital, mixed-signal and analog semiconductor solutions for a broad range of communications and computing applications in the areas of Advanced Input/Output (I/O), USB connectivity, networking and embedded control systems. The Company is a fabless semiconductor supplier whose products are manufactured by world-class third-party semiconductor foundries and assemblers. To ensure the highest quality, the Company conducts a significant portion of its final testing requirements in the Company's own state-of-the-art testing operation.

     The Company is prominent as the world's leading supplier of Advanced I/O integrated circuits for desktop and mobile personal computers. Advanced I/O circuits contain a variety of individual functions ranging from legacy PC I/O to leading edge system management, including flash memory, infrared communications support, a real-time clock, and power management.

     The Company serves the networking and connectivity markets with its families of integrated Ethernet and USB 2.0 products, along with other products, which provide solutions for the needs of network printers, set-top boxes, home gateway products, automobile navigation systems, cellular base stations, USB peripherals and a variety of other machine-to-machine communications applications.

     The Company's headquarters are located in Hauppauge, New York, and SMSC operates design and validation centers in New York, Austin, Texas, Tucson, Arizona and Phoenix, Arizona, and has sales offices in the United States, Europe, Taiwan, Korea and China. The Company conducts most of its business in the Japanese market through its majority-owned subsidiary, SMSC Japan.


     Critical Accounting Policies and Estimates
     ------------------------------------------

     This discussion and analysis of the Company's financial condition and results of operations is based upon the unaudited consolidated condensed financial statements included in this report, which have been prepared in accordance with accounting principles for interim financial statements generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of sales and revenues and expenses during the reporting period.

     The Company believes that the critical accounting policies and estimates listed below are important to the portrayal of the Company's financial condition and operating results, and require critical management judgments and estimates about matters that are inherently uncertain. Although management believes that its judgments and estimates are appropriate and reasonable, actual future results may differ from these estimates, and to the extent that such differences are material, future reported operating results may be affected.

        o   Revenue recognition
        o   Inventory valuation
        o   Determination of the allowance for doubtful accounts receivable
        o   Valuation of long-lived assets
        o   Accounting for deferred income tax assets
        o   Legal contingencies

     Further information regarding these policies appears within the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the fiscal year ended February 28, 2003 filed with the SEC on May 29, 2003. During the three-month period ended May 31, 2003, there were no significant changes to any critical accounting policies or to the procedures used in making the estimates and judgments required to apply these policies.


     Results of Operations
     ---------------------

     Sales and Revenues

     Sales and revenues for the three months ended May 31, 2003 were $42.7 million, an increase of approximately 26% compared to $34.0 million reported in the first quarter of the prior fiscal year. The largest portion of this increase was attributable to higher product sales from the Company's networking and USB connectivity product lines, both of which continue to achieve increased product sales from new product introductions. Continued market acceptance of the Company's LAN91C111 single-chip non-PCI Ethernet controller contributed to the sixth consecutive quarter of increased networking product sales, while the Company's USB connectivity products experienced a fourth consecutive quarter of growth, driven in part by several recently-introduced products for USB 2.0 connectivity applications. Product sales of PC I/O products were also higher in the first quarter of fiscal 2004 than in the prior year's first quarter, as several key design wins drove an increase in unit PC I/O shipments.

     Sales and revenues from customers outside of North America accounted for approximately 90% and 89% of the Company's revenues for the three-month periods ended May 31, 2003 and 2002, respectively, the largest portion of which was to the Asia and Pacific Rim region. The Company expects that international shipments, particularly to the Asia and Pacific Rim region, will continue to represent a significant portion of its sales and revenues.


     Gross Profit

     Gross profit for the three months ended May 31, 2003 was $20.7 million, or 48.4% of sales and revenues, compared to $15.1 million, or 44.3% of sales and revenues, for the three months ended May 31, 2002. This improvement in gross profit reflects the impact of higher proportionate sales and revenue contribution from non-PC I/O product lines in the current fiscal year's first quarter, which generally carry higher gross profit margins than PC I/O products. Higher unit production during the first three months of fiscal 2004 resulted in a more efficient use of fixed manufacturing overhead costs, also contributing to the higher gross profit in the current period. In addition, gross profit in the prior fiscal year's first quarter was adversely impacted by higher charges for slow-moving and obsolete inventory.


     Research and Development Expenses

     The semiconductor industry, and the individual markets in which the Company currently competes, are highly competitive, and the Company believes that the continued investment in research and development (R&D) is essential to maintaining and improving its competitive position, and to driving its opportunities for future growth.

     The Company's research and development activities are performed by a team of highly-skilled and experienced engineers and technicians, and are primarily directed towards the design of new integrated circuits, the development of new software design tools and blocks of logic, as well as ongoing cost reductions and performance improvements in existing products.

     R&D expenses were $9.1 million, or approximately 21% of sales and revenues, for the three months ended May 31, 2003, compared to $6.9 million, or approximately 20% of sales and revenues, for the three months ended May 31, 2002. The current period's R&D expenses include the impact of the Company's June 2002 acquisition of Gain Technology Corporation (Gain), which added 35 highly skilled engineers and designers to the Company's staff, as well as other engineering staff additions. Costs associated with development programs in advanced .18 and .25 micron semiconductor technologies also contributed to the current period's increased R&D expenses, compared to the first quarter of fiscal 2003.


     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $9.5 million, or approximately 22% of sales and revenues, for the three months ended May 31, 2003. These expenses compare to $8.2 million, or approximately 24% of sales and revenues, for the year-earlier period. This dollar increase reflects the impact of additional selling, general and administrative costs associated with the June 2002 acquisition of Gain, and also costs associated with additional staff added to expand the Company's sales and marketing capabilities. The current year's first quarter also reflects incremental selling costs, primarily sales commissions and incentives, associated with the period's higher product sales than those reported in the corresponding year-earlier period.


     Amortization of Intangible Assets

     For the three months ended May 31, 2003, the Company recorded amortization expenses of $0.4 million for intangible assets associated with the June 2002 acquisition of Gain.


     Gains on Real Estate Transactions

     During the first quarter of fiscal 2004, the Company sold certain portions of its Hauppauge, New York real estate holdings, for combined proceeds of $7.0 million, net of applicable transaction costs. These transactions resulted in a combined gain of $1.7 million, $1.4 million of which related to property in which the Company has no continued interest and was recognized within the Company's fiscal 2004 first quarter operating results, and $0.3 million of which related to property that the Company has leased back from the purchaser and has therefore been deferred. This deferred gain will be recognized within the Company's operating results on a straight-line basis over a 30-month period beginning in June 2003, consistent with the term of the lease. The Company's rent obligation over the term of this lease is approximately $0.9 million.


     Other Income and Expense

     Interest income of $0.4 million for the three-month period ended May 31, 2003 declined from $0.6 million for the corresponding year-earlier period reflecting lower interest rates on short-term investments.

     During the three months ended May 31, 2003, the Company sold its remaining equity investment in Chartered Semiconductor Manufacturing, Ltd. (Chartered), realizing losses of $0.7 million, which are included within Other expense, net.


     Provision For Income Taxes

     The Company's provision for income taxes from continuing operations in the first quarter of fiscal 2004 was $0.9 million, resulting in an effective income tax rate of 31.5%. The provision for income taxes from continuing operations in the prior fiscal year's first quarter was $0.2 million, with an effective income tax rate of 26.0%. The Company expects its effective tax rate on income from continuing operations to be approximately 30.0% in fiscal 2004, excluding the tax effect of the non-recurring real estate and equity investment sales which occurred during the first quarter. Taxes on those non-recurring transactions were provided for at the Company's approximate incremental income tax rate of 36.0%, the result of which was an overall effective income tax rate from continuing operations that was slightly above 30.0% in the first quarter of fiscal 2004.

     The expected effective income tax rate for fiscal 2004 primarily reflects the statutory Federal and state income tax rates, adjusted for the impact of tax-exempt interest income and anticipated income tax credits.


     Discontinued Operations

     The Company is currently involved in a legal action relating to a past divestiture of a business unit. This divestiture was accounted for as a discontinued operation, and accordingly, costs associated with this action, net of income taxes, are reported as a Loss from discontinued operations on the Condensed Consolidated Statements of Operations. These costs totaled $0.2 million and $0.1 million for the three months ended May 31, 2003 and 2002, respectively, after applicable income tax benefits.

     Liquidity and Capital Resources
     -------------------------------

     The Company currently finances its operations through a combination of existing resources and cash generated by operations.

     The Company's cash, cash equivalents and short-term investments increased to $120.9 million as of May 31, 2003, compared to $112.9 million at February 28, 2003. This increase reflects $7.0 million of cash provided by sales of real estate and $1.2 million of cash provided by sales of the Company's investment in Chartered.

     Operating activities generated $1.9 million of cash for the three months ended May 31, 2003. Investing activities provided $10.4 million of cash for the same period, including the effects of the aforementioned real estate and Chartered investment transactions. Financing activities consumed $0.4 million of cash during the first three months of fiscal 2004.

     The Company's inventories were $20.8 million at May 31, 2003, compared to $17.6 at February 28, 2003, as the Company stages for higher demand anticipated in the second quarter of fiscal 2004, consistent with its typical business cycle.

     Accounts receivable increased from $22.7 million at February 28, 2003 to $23.7 million at May 31, 2003. The aging of the Company's accounts receivable portfolio remains almost entirely current.

     Capital expenditures for the three months ended May 31, 2003 were $4.8 million, of which $1.6 million was paid in cash. First quarter capital investments included an expenditure of $4.3 million in advanced design tools, $3.2 million of which is being financed on a short-term basis by the supplier with payment terms extending through March 1, 2004. This $3.2 million is reported within Accounts payable at May 31, 2003. There were no material commitments for capital expenditures as of May 31, 2003.

     As noted previously, the Company completed its acquisition of Gain in June 2002 for total initial consideration of $36.1 million. It has been determined that $17.5 million of additional SMSC common stock and cash, which was contingently payable to former Gain shareholders during fiscal 2004 upon satisfaction of certain performance goals, was not earned.

     During the first quarter of fiscal 2004, the Company did not acquire any additional treasury stock through its common stock repurchase program, under which approximately 1.2 million shares remain available for repurchase. As of May 31, 2003, the Company held approximately 1.8 million shares of treasury stock, at a cost of $23.5 million.

     The Company has considered in the past, and will continue to consider, various possible transactions to secure necessary foundry manufacturing capacity, including equity investments in, prepayments to, or deposits with foundries, in exchange for guaranteed capacity or other arrangements which address the Company's manufacturing requirements. The Company may also consider utilizing cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investment in such businesses, products or technologies owned by third parties.

     The Company expects that its cash, cash equivalents, short-term investments, cash flows from operations and its borrowing capacity will be sufficient to finance the Company's operating and capital requirements for at least the next 12 months.


     Recent Accounting Pronouncements
     --------------------------------

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS No. 148 enables companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption, and to make available to investors better and more frequent disclosure about the cost of employee stock options. The Company will continue to apply the disclosure-only provisions of both SFAS No. 123 and SFAS No. 148.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material effect on its financial position or results of operations.

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

     As of May 31, 2003, the Company's $19.1 million of short-term investments consisted primarily of investments in corporate, government and municipal obligations with maturities of between three and twelve months. If market interest rates were to increase immediately and uniformly by 10 percent from levels at May 31, 2003, the Company estimates that the fair value of these short-term investments would decline by an immaterial amount. The Company generally expects to hold its fixed income investments until maturity and, therefore, would not expect operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on short-term investments.

     Equity Price Risk - The Company has no material investments in equity securities of other companies on its Consolidated Balance Sheet as of May 31, 2003.

     Foreign Currency Risk - The Company has international sales and expenditures and is, therefore, subject to certain foreign currency rate exposure. The Company conducts a significant amount of its business in Asia. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company's product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars. Transactions in the Japanese market made by the Company's majority-owned subsidiary, SMSC Japan, are denominated in Japanese yen. SMSC Japan purchases a significant amount of its products for resale from Standard Microsystems Corporation in U.S. dollars, and from time to time enters into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. During fiscal 2003, SMSC Japan entered into a contract with a Japanese financial institution to purchase U.S. dollars to meet a portion of its U.S. dollar denominated product purchase requirements. Gains and losses on this contract, which expired in March 2003, were not significant.

     The Company has never received a cash dividend (repatriation of cash) from SMSC Japan nor does it expect to receive such a dividend in the near future.


     Other Factors That May Affect Future Operating Results
     ------------------------------------------------------

     As a supplier of semiconductors, the Company competes in a challenging business environment, which is characterized by intense competition, rapid technological change and cyclical business patterns. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements. The Company faces a variety of risks and uncertainties in conducting its business, some of which are out of its control, and any of which, were they to occur, could impair the Company's operating performance. For a more detailed discussion of risk factors, please refer to the Company's annual report on Form 10-K for the fiscal year ended February 28, 2003 filed with the Securities and Exchange Commission on May 29, 2003.

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

PART II - OTHER INFORMATION
===========================


ITEM 1.   Legal Proceedings

     In June 2003, Standard Microsystems Corporation was named as a defendant in a patent infringement lawsuit filed by Analog Devices, Inc. in the United States District Court for the District of Massachusetts (Analog Devices, Inc. v. Standard Microsystems Corporation, Case Number 03 CIV 11216). The Complaint filed in the suit alleges that some of the Company's products infringe one or both of two Analog Devices' patents, and seeks injunctive relief and unspecified damages. The Company has reviewed and investigated the allegations in the Complaint and believes that the suit is without merit.


ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Contract of Sale between Standard Microsystems Corporation and RGC Kennedy Drive, LLC, dated May 22, 2003.

          99.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.


     (b)  Reports on Form 8-K

          On April 10, 2003, Standard Microsystems Corporation filed a report on Form 8-K relating to its operating results for the three and twelve-month periods ended February 28, 2003, as presented in a press release dated April 7, 2003.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    STANDARD MICROSYSTEMS CORPORATION


DATE:  July 15, 2003                       /s/     Andrew M. Caggia
                                           -------------------------
                                                   (Signature)

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

                                  CERTIFICATION


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

Date: July 15, 2003                        By: /s/ Steven J. Bilodeau
                                           --------------------------
                                                    (signature)
                                           Steven J. Bilodeau
                                           Chairman of the Board, President and
                                           Chief Executive Officer

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

Date: July 15, 2003                          By: /s/ Andrew M. Caggia
                                             -------------------------
                                                      (signature)

                                             Andrew M. Caggia
                                             Senior Vice President - Finance
                                             and Chief Financial Officer