Form 10-Q
period 2003-08-31
STANDARD MICROSYSTEMS CORP
filed 2003-09-19
CIK 93384

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
            --------------------------------------------------------

                                    FORM 10-Q
            --------------------------------------------------------

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2003

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

As of August 31, 2003, there were 16,919,452 shares of the registrant's common stock outstanding.

                        Standard Microsystems Corporation

                                    Form 10-Q
                      For the Quarter Ended August 31, 2003

                                Table of Contents



Part I    Financial Information

Item 1    Financial Statements:
          Condensed  Consolidated  Balance  Sheets  as of  August  31,  2003 and
           February 28, 2003
          Condensed Consolidated  Statements of Operations for the Three and Six
           Months   Ended   August  31,  2003  and  August  31,  2002
          Condensed  Consolidated  Statements  of Cash  Flows for the Six Months
           Ended August 31, 2003 and August 31, 2002
          Notes to Condensed Consolidated Financial Statements
Item 2    Management's  Discussion  and  Analysis of   Financial  Condition  and
           Results of Operations
Item 3    Quantitative and Qualitative Disclosures About Market Risk
Item 4    Controls and Procedures


Part II   Other Information

Item 1    Legal Proceedings
Item 4    Submission of Matters to a Vote of Security Holders
Item 6    Exhibits and Reports on Form 8-K


Signature

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands)



                                                    August 31,     February 28,
                                                      2003             2003
                                                      ----             ----
Assets
Current assets:
  Cash and cash equivalents                      $   101,510       $    90,025
  Short-term investments                              21,133            22,872
  Accounts receivable, net                            26,696            22,738
  Inventories                                         21,535            17,644
  Deferred income taxes                               11,092             8,545
  Other current assets                                 8,288             8,710
--------------------------------------------------------------------------------

       Total current assets                          190,254           170,534
--------------------------------------------------------------------------------

Property, plant and equipment, net                    19,879            22,257
Goodwill                                              29,595            29,773
Intangible assets, net                                 5,331             6,008
Deferred income taxes                                  8,370            11,779
Other assets                                           5,412             7,598
--------------------------------------------------------------------------------

                                                 $   258,841       $   247,949
================================================================================

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                               $    12,590       $     9,114
  Deferred income on shipments to distributors         7,805             5,943
  Accrued expenses, income taxes
   and other liabilities                               9,679             9,838
--------------------------------------------------------------------------------

        Total current liabilities                     30,074            24,895
--------------------------------------------------------------------------------

Other liabilities                                      6,981             7,379

Minority interest in subsidiary                       11,759            11,663

Shareholders' equity:
  Preferred stock                                          -                 -
  Common stock                                         1,874             1,859
  Additional paid-in capital                         149,563           147,655
  Retained earnings                                   80,691            77,492
  Treasury stock, at cost                            (23,454)          (23,454)
  Deferred stock-based compensation                   (2,125)           (2,102)
  Accumulated other comprehensive income               3,478             2,562
--------------------------------------------------------------------------------

        Total shareholders' equity                   210,027           204,012
--------------------------------------------------------------------------------

                                                 $   258,841       $   247,949
================================================================================

See Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)


                                                                           Three Months Ended                Six Months Ended
                                                                       ----------------------------    ---------------------------
                                                                                August 31,                      August 31,
                                                                       ----------------------------    ---------------------------
                                                                         2003              2002          2003              2002
                                                                         ----              ----          ----              ----

Sales and revenues                                                    $   48,289       $   38,300     $   91,010       $   72,307

Cost of goods sold                                                        26,783           21,189         48,842           40,124
---------------------------------------------------------------------------------------------------  ------------------------------

Gross profit                                                              21,506           17,111         42,168           32,183

Operating expenses (income):
Research and development                                                   9,280            7,774         18,381           14,625
Selling, general and administrative                                        9,965            8,659         19,478           16,853
Amortization of intangible assets                                            317              447            677              447
Gains on real estate transactions                                              -                -         (1,444)               -
---------------------------------------------------------------------------------------------------  ------------------------------

Income from operations                                                     1,944              231          5,076              258

Interest income                                                              391              533            834            1,114
Other expense, net                                                            (9)              (7)          (745)             (22)
---------------------------------------------------------------------------------------------------  ------------------------------

Income before provision for income taxes
  and minority interest                                                    2,326              757          5,165            1,350

Provision for income taxes                                                   785              197          1,680              351

Minority interest in net income (loss) of subsidiary                          35               (8)            96               (2)
---------------------------------------------------------------------------------------------------  ------------------------------

Income from continuing operations                                          1,506              568          3,389            1,001

Loss from discontinued operations
  (net of income tax benefits of $14, $145, $106, and $191)                  (26)            (258)          (190)            (339)
---------------------------------------------------------------------------------------------------  ------------------------------

Net income                                                            $    1,480       $      310     $    3,199       $      662
===================================================================================================  ==============================

Basic net income per share:
  Income from continuing operations                                   $     0.09       $     0.03     $     0.20       $     0.06
  Loss from discontinued operations                                            -            (0.01)         (0.01)           (0.02)
---------------------------------------------------------------------------------------------------  ------------------------------

Basic net income per share                                            $     0.09       $     0.02     $     0.19       $     0.04
===================================================================================================  ==============================

Diluted net income per share:
  Income from continuing operations                                   $     0.08       $     0.03     $     0.19       $     0.06
  Loss from discontinued operations                                            -            (0.01)         (0.01)           (0.02)
---------------------------------------------------------------------------------------------------  ------------------------------

Diluted net income per share                                          $     0.08       $     0.02     $     0.18       $     0.04
===================================================================================================  ==============================

Weighted average common shares outstanding:
  Basic                                                                   16,863           16,631         16,830           16,365
  Diluted                                                                 17,869           18,214         17,643           18,008

See Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                                     Six Months Ended August 31,
                                                                                -------------------------------------

                                                                                     2003                  2002
                                                                                ---------------       ---------------

Cash flows from operating activities:
  Cash received from customers                                                  $      89,931         $      72,660
  Cash paid to suppliers and employees                                                (85,190)              (71,707)
  Interest received                                                                       836                 1,103
  Interest paid                                                                           (40)                  (76)
  Income taxes paid                                                                      (510)                 (138)
---------------------------------------------------------------------------------------------------------------------

    Net cash provided by operating activities                                           5,027                 1,842
---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                                 (4,628)               (3,208)
  Sales of property, plant and equipment                                                7,080                     -
  Acquisition of Gain Technology Corporation                                                -               (15,669)
  Sales of long-term investments                                                        2,114                     -
  Purchases of short-term investments                                                 (14,055)              (18,292)
  Sales of short-term investments                                                      15,794                 7,600
  Other                                                                                   149                   210
---------------------------------------------------------------------------------------------------------------------

    Net cash provided by (used for) investing activities                                6,454               (29,359)
---------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                1,036                 4,377
  Purchases of treasury stock                                                               -                (9,900)
  Repayments of obligations under capital leases and notes payable                       (874)               (1,585)
---------------------------------------------------------------------------------------------------------------------

    Net cash provided by (used for) financing activities                                  162               (7,108)
---------------------------------------------------------------------------------------------------------------------

Effect of foreign exchange rate changes on cash and cash equivalents                      138                  956

Cash used for discontinued operation                                                     (296)                 (596)
---------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                   11,485               (34,265)

Cash and cash equivalents at beginning of period                                       90,025                98,065
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                      $     101,510         $      63,800
=====================================================================================================================


Reconciliation of income from continuing operations to net cash provided by operating activities:

Income from continuing operations                                               $       3,389         $       1,001
Adjustments to reconcile income from continuing operations
to net cash provided by operating activities:
  Depreciation and amortization                                                         5,429                 5,030
  (Gains) and losses from sales of investments and property, net                         (732)                  (53)
  Other adjustments, net                                                                  (74)                    8
  Changes in operating assets and liabilities:
    Accounts receivable                                                                (6,431)                  783
    Inventories                                                                        (3,553)               (6,111)
    Accounts payable and accrued expenses and other liabilities                         5,682                   810
    Other changes, net                                                                  1,317                   374
---------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                       $       5,027         $       1,842
=====================================================================================================================

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of sales and revenues and expenses during the reporting period. Actual results may differ from those estimates, and such differences may be material to the financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended February 28, 2003 included in the Company's annual report on Form 10-K, as filed on May 29, 2003 with the Securities and Exchange Commission. The results of operations for the three and six months ended
     August 31, 2003 are not necessarily indicative of the results to be expected for any future periods.


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

     Had compensation expense been recorded under the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share data):

                                                           Three Months Ended              Six Months Ended
                                                               August 31,                     August 31,
                                                        -------------------------------------------------------
                                                            2003          2002           2003          2002
                                                        -------------------------------------------------------
       Net income - as reported                           $  1,480      $    310       $  3,199      $    662
       Add:  Stock-based compensation expense
       included in net income, net of taxes - as
       reported                                                256            89            459           348
       Deduct:  Stock-based compensation expense
       determined using fair value method, net of
       taxes                                                (2,256)       (2,665)        (4,691)       (3,046)
       --------------------------------------------------------------------------------------------------------
       Net loss - pro forma                               $   (520)     $ (2,266)      $ (1,033)     $ (2,036)
       ========================================================================================================

       Basic net income per share - as reported           $   0.09      $   0.02       $   0.19      $   0.04
       ========================================================================================================
       Diluted net income per share - as reported         $   0.08      $   0.02       $   0.18      $   0.04
       ========================================================================================================
       Basic net loss per share - pro forma               $  (0.03)     $  (0.14)      $  (0.06)     $  (0.12)
       ========================================================================================================
       Diluted net loss per share - pro forma             $  (0.03)     $  (0.12)      $  (0.06)     $  (0.11)
       ========================================================================================================


3.   Balance Sheet Data

     Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

                                              Aug. 31, 2003      Feb. 28, 2003
       -------------------------------------------------------------------------

       Raw materials                         $         820      $         761
       Work in process                               9,151              7,686
       Finished goods                               11,564              9,197
       -------------------------------------------------------------------------

                                             $      21,535      $      17,644
       =========================================================================

       Property, plant and equipment consists of the following (in thousands):

                                              Aug. 31, 2003      Feb. 28, 2003
       -------------------------------------------------------------------------

       Land                                  $       1,571      $       3,434
       Buildings and improvements                   20,543             29,927
       Machinery and equipment                      82,476             81,562
       -------------------------------------------------------------------------
                                                   104,590            114,923
       Less: accumulated depreciation               84,711             92,666
       -------------------------------------------------------------------------

                                             $      19,879      $      22,257
       =========================================================================

     During the three months ended May 31, 2003, the Company sold certain portions of its real estate holdings, further details for which appear within Note 11.


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

     The shares used in calculating basic and diluted net income per share for the Condensed Consolidated Statements of Operations included within this report are reconciled as follows (in thousands):


                                                        Three Months Ended              Six Months Ended
                                                            August 31,                     August 31,
                                                    ----------------------------------------------------------
                                                        2003          2002            2003           2002
                                                    ------------- -------------   ------------- --------------

     Average shares outstanding for
      basic net income (loss) per share                  16,863        16,631         16,830          16,365

     Dilutive effect of stock options                     1,006         1,583            813           1,643
     ---------------------------------------------------------------------------------------------------------

     Average shares outstanding for
      diluted net income (loss) per share                17,869        18,214         17,643          18,008
     =========================================================================================================

     Options covering 1.9 million and 0.9 million shares for the three-month periods ended August 31, 2003 and 2002, respectively, and 2.3 million and
     0.5 million shares for the six-month periods ended August 31, 2003 and 2002, respectively, were excluded from the computation of average shares outstanding for diluted net income per share because their effect was antidilutive.


5.   Comprehensive Income

     The Company's other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on equity investments classified as available-for-sale. The components of the Company's comprehensive income (loss) for the three and six months ended August 31, 2003 and 2002 were as follows (in thousands):


                                                   Three Months Ended             Six Months Ended
                                                        August 31,                    August 31,
                                              -----------------------------------------------------------
                                                  2003           2002            2003           2002
                                              -------------  -------------   -------------  -------------

     Net income                                $   1,480      $     310      $   3,199        $     662
     Other comprehensive income (loss):
     Change in foreign currency
      translation adjustment                         178            752            216            1,718
     Change in unrealized gain (loss) on
      marketable equity securities, net of
      taxes                                           21         (3,119)            35           (3,150)
     Reclassification adjustment for loss
      on marketable equity security
      included in net income, net of taxes             -              -            665                -
     ----------------------------------------------------------------------------------------------------

     Total comprehensive income (loss)         $    1,679     $  (2,057)     $   4,115        $    (770)
     ====================================================================================================

     During the six months ended August 31, 2003, the Company sold its remaining equity investment in Chartered Semiconductor Manufacturing, Ltd. This investment was classified as available-for-sale, and temporary changes in its market value, net of income taxes, were included within the Company's Other comprehensive income, and were presented cumulatively as an unrealized gain or loss, net of income taxes, within Accumulated other comprehensive income on the Company's Consolidated Balance Sheets. The amount presented as a reclassification adjustment in the preceding table represents the amounts previously reported within Other comprehensive income as an unrealized loss on this investment, net of income taxes, through February 28, 2003.


6.   Agreements with Intel Corporation

     As previously reported, the Company and Intel Corporation (Intel) entered into an agreement in 1987 providing for, among other things, a broad, worldwide, non-exclusive patent cross-license, covering manufacturing processes and products, thereby providing each company access to the other's current and future patent portfolios.

     In  September  1999,  the two  companies  announced a  technology  exchange agreement (the Agreement) that would allow SMSC to accelerate its then ongoing development of Intel compatible chipset products. The Agreement provided, among other things, for Intel to transfer certain intellectual property related to Intel chipset architectures to SMSC, and provided SMSC the opportunity to supply Intel chipset components along with its own chipset solutions. The Agreement also limited SMSC's rights regarding Northbridges and Intel Architecture Microprocessors under the 1987 agreement.

     The Agreement included provisions for its termination under certain circumstances. Under one such provision, SMSC could elect to terminate the Agreement should SMSC not achieve certain minimum chipset revenue amounts set forth in the Agreement, unless Intel paid SMSC an amount equal to the shortfall between the minimum revenue amount and the actual revenue for that period. In September 2002, SMSC notified Intel of a chipset revenue shortfall for the 2002 twelve-month period. Intel did not make a payment to SMSC of that shortfall within the time frame specified within the Agreement, and SMSC gave Intel notice of termination of the Agreement in accordance with the terms thereof, and the parties commenced discussions regarding their various corporate and intellectual property relationships.

     In September 2003, the Company and Intel announced that they had enhanced their intellectual property and business relationship. The companies agreed to collaborate on certain future I/O and sensor products, and Intel agreed to use the Company's devices on certain current and future generations of Intel products. In addition, the Company agreed to limit its rights under its 1987 patent cross-license with Intel to manufacture and sell Northbridge products and Intel Architecture Microprocessors on behalf of third parties. The companies also terminated an Investor Rights Agreement between them, which had been entered into in connection with Intel's 1997 acquisition of 1,543,000 shares of the Company's common stock. Under this agreement, Intel had certain information, corporate governance and other rights with respect to the activities of the Company.

     In respect of this new relationship, Intel will pay to the Company an aggregate amount of $75 million, of which $20 million will be paid in the third quarter of the Company's fiscal 2004, $10 million will be paid in each of calendar years 2004 and 2005, $11 million will be paid in calendar year 2006, and $12 million will be paid in each of calendar years 2007 and 2008. Such amounts are payable in equal quarterly installments within each calendar year, and are subject to possible reduction, in a manner and to an extent to be agreed by the parties, based upon the companies' collaboration and sales, facilitated by Intel, of certain future new products of the Company.


7.   Business Acquisition

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

     The unaudited pro forma results of operations for the six months ended August 31, 2002 set forth below give effect to the acquisition of Gain as if it had occurred at the beginning of fiscal 2003. Pro forma data is subject to certain assumptions and estimates, and is presented for informational purposes only. This data does not purport to be indicative of the results that would have actually occurred had the acquisition occurred on the basis described above, nor do they purport to be indicative of future operating results.

                                                         Six Months Ended
                                                          August 31, 2002
                                                  -----------------------------
     (in thousands, except per share data)           Actual        Pro forma
                                                  ------------- ---------------

     Sales and revenues                             $  72,307     $  73,545
     Net income (loss)                                    662          (701)
     ==========================================================================

     Basic and diluted net income (loss)
      per share                                     $    0.04     $   (0.04)
     ==========================================================================


8.   Business Restructuring

     In December 2001, the Company announced a restructuring plan for its exit from the PC chipset business.

     A summary of the activity in the reserve related to this restructuring for the six months ended August 31, 2003 is as follows (in thousands):

                                              Non-
                                           cancelable
                                             lease        Other
                                          obligations    Charges       Total
     ---------------------------------------------------------------------------
      Business restructuring reserve at
       February 28, 2003                  $   1,374     $      45    $   1,419
      Cash payments                            (205)            -         (205)
     ---------------------------------------------------------------------------
      Business restructuring reserve at
       August 31, 2003                    $   1,169     $      45    $   1,214
     ===========================================================================

     Payments related to non-cancelable lease obligations are being paid over their respective terms through August 2008.


9.   Discontinued Operations

     The Company is currently involved in a legal action relating to a past divestiture of a business unit. This divestiture was accounted for as a discontinued operation, and accordingly, costs associated with this action, net of income taxes, are reported as a Loss from discontinued operations on the Condensed Consolidated Statements of Operations. These costs were nominal during the three months ended August 31, 2003, compared to $0.2 million for the three months ended August 31, 2002, after applicable income tax benefits. These costs totaled $0.3 million in each of the six-month periods ended August 31, 2003 and 2002, respectively, after applicable income tax benefits.


10.  Goodwill and Intangible Assets

     The Company's June 2002 acquisition of Gain Technology Corporation included the acquisition of $7.1 million of finite-lived intangible assets and $29.6 million of goodwill, after adjustments. During the six months ended August 31, 2003, the Company reduced the amount of goodwill relating to this transaction from $29.8 million to $29.6 million, reflecting the resolution of certain contingencies at amounts different than originally estimated. In accordance with the provisions of SFAS No. 142, this goodwill is not amortized, but is tested for impairment in value annually, as well as when an event or circumstance occurs indicating a possible impairment in its value.

     All finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives. Existing technologies were assigned an estimated useful life of six years. Customer contracts were assigned useful lives of between one and ten years (with a weighted average life of approximately seven years), and non-compete agreements were assigned useful lives of two years. The weighted average useful life of all intangible assets is approximately six years.

     As of August 31, 2003, the Company's finite-lived intangible assets consisted of the following (in thousands):


                                                Accumulated
                                    Cost       Amortization              Net
     ------------------------------------------------------------------------

     Existing technologies      $  6,179          $   1,287         $  4,892
     Customer contracts              326                 41              285
     Non-compete agreements          410                256              154
     ------------------------------------------------------------------------

                                $  6,915          $   1,584         $  5,331
     ========================================================================


     Estimated future intangible asset amortization expense for the remainder of fiscal 2004, and for the five fiscal years thereafter, is as follows (in thousands):

     Period                                     Amount
     --------------------------------------------------

     Remainder of fiscal 2004                 $    634
     Fiscal 2005                                 1,114
     Fiscal 2006                                 1,062
     Fiscal 2007                                 1,062
     Fiscal 2008                                 1,062
     Fiscal 2009                                   290
     ==================================================


11.  Real Estate Transactions

     During the first quarter of fiscal 2004, the Company sold certain portions of its Hauppauge, New York real estate holdings, for aggregate proceeds of $7.0 million, net of transaction costs. These transactions resulted in an aggregate gain of $1.7 million, $1.4 million of which related to property in which the Company has no continued interest and was recognized within the Company's fiscal 2004 first quarter operating results, and $0.3 million of which related to property that the Company has leased back from the purchaser and has therefore been deferred. This deferred gain is being recognized within the Company's operating results as a reduction of rent expense on a straight-line basis over a 30-month period beginning in June 2003, consistent with the term of the lease. The Company's remaining rent obligation over the term of this lease is approximately $0.8 million.


12.  Sales of Equity Investment

     During the three months ended May 31, 2003, the Company sold its remaining equity investment in Chartered Semiconductor Manufacturing, Ltd., realizing a loss of $0.7 million, which is included within Other expense, net.


13.  Litigation

     In June 2003, Standard Microsystems Corporation was named as a defendant in a patent infringement lawsuit filed by Analog Devices, Inc. (ADI) in the United States District Court for the District of Massachusetts (Analog Devices, Inc. v. Standard Microsystems Corporation, Case Number 03 CIV 11216). The Complaint, as amended, alleges that some of the Company's products infringe one or more of three of ADI's patents, and seeks injunctive relief and unspecified damages. In September 2003, the Company filed an Answer in the lawsuit, denying ADI's allegations and raising affirmative defenses and counterclaims. Although it is premature to assess the outcome of the litigation, the Company believes that the allegations against it are without merit.


14.  Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (EITF), reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. The arrangement's consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for each unit. The provisions of EITF Issue No. 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's financial condition or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation -
     Transition and Disclosure - an Amendment of SFAS No. 123", which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS No. 148 will enable companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption, and to make available to investors better and more frequent disclosure about the cost of employee stock options. The Company will continue to apply the disclosure-only provisions of both SFAS No. 123 and SFAS No. 148.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material effect on its financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset, in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The Company does not believe the adoption of SFAS No. 150 will have an impact on its financial condition or results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Company's consolidated condensed financial statements and notes thereto contained in this report.

Portions of this report may contain forward-looking statements about expected future events and financial and operating results that involve risks and uncertainties. These include, among others, the timely development and market acceptance of new products; the impact of competitive products and pricing; the effect of changing economic conditions in domestic and international markets; changes in customer order patterns, including loss of key customers, order cancellations or reduced bookings; and excess or obsolete inventory and variations in inventory valuation. Words such as "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. Such statements are qualified in their entirety by the inherent risks and uncertainties surrounding future expectations and may not reflect the potential impact of any future acquisitions, mergers or divestitures.

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

The Company serves the networking and connectivity markets with its families of integrated Ethernet and USB 2.0 products, along with other products, which provide solutions for the needs of network printers, set-top boxes, home gateway products, automobile navigation systems, cellular base stations, USB peripheral devices and a variety of other machine-to-machine communications applications.

The Company's headquarters are located in Hauppauge, New York, and SMSC operates design and validation centers in New York, Austin, Texas, Tucson, Arizona and Phoenix, Arizona, and has sales offices in the United States, Europe, Taiwan, Korea and China. The Company conducts most of its business in the Japanese market through its majority-owned subsidiary, SMSC Japan.


Strategic Business Agreement

As previously reported, the Company and Intel Corporation (Intel) entered into an agreement in 1987 providing for, among other things, a broad, worldwide, non-exclusive patent cross-license, covering manufacturing processes and products, thereby providing each company access to the other's current and future patent portfolios.

In September 1999, the two companies announced a technology exchange agreement (the Agreement) that would allow SMSC to accelerate its then ongoing development of Intel compatible chipset products. The Agreement provided, among other things, for Intel to transfer certain intellectual property related to Intel chipset architectures to SMSC, and provided SMSC the opportunity to supply Intel chipset components along with its own chipset solutions. The Agreement also limited SMSC's rights regarding Northbridges and Intel Architecture Microprocessors under the 1987 agreement.

The Agreement included provisions for its termination under certain circumstances. Under one such provision, SMSC could elect to terminate the Agreement should SMSC not achieve certain minimum chipset revenue amounts set forth in the Agreement, unless Intel paid SMSC an amount equal to the shortfall between the minimum revenue amount and the actual revenue for that period. In September 2002, SMSC notified Intel of a chipset revenue shortfall for the 2002 twelve-month period. Intel did not make a payment to SMSC of that shortfall within the time frame specified within the Agreement, and SMSC gave Intel notice of termination of the Agreement in accordance with the terms thereof, and the parties commenced discussions regarding their various corporate and intellectual property relationships.

In September 2003, the Company and Intel announced that they had enhanced their intellectual property and business relationship. The companies agreed to collaborate on certain future I/O and sensor products, and Intel agreed to use the Company's devices on certain current and future generations of Intel products. In addition, the Company agreed to limit its rights under its 1987 patent cross-license with Intel to manufacture and sell Northbridge products and Intel Architecture Microprocessors on behalf of third parties. The companies also terminated an Investor Rights Agreement between them, which had been entered into in connection with Intel's 1997 acquisition of 1,543,000 shares of the Company's common stock. Under this agreement, Intel had certain information, corporate governance and other rights with respect to the activities of the Company.

In respect of this new relationship, Intel will pay to the Company an aggregate amount of $75 million, of which $20 million will be paid in the third quarter of the Company's fiscal 2004, $10 million will be paid in each of calendar years 2004 and 2005, $11 million will be paid in calendar year 2006, and $12 million will be paid in each of calendar years 2007 and 2008. Such amounts are payable in equal quarterly installments within each calendar year, and are subject to possible reduction, in a manner and to an extent to be agreed by the parties, based upon the companies' collaboration and sales, facilitated by Intel, of certain future new products of the Company.



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

Further information regarding these policies appears within the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the fiscal year ended February 28, 2003 filed with the SEC on May 29, 2003. During the six-month period ended August 31, 2003, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.



Results of Operations
---------------------

Sales and Revenues

Sales and revenues for the three months ended August 31, 2003 were $48.3 million, an increase of approximately 26% compared to $38.3 million reported in the second quarter of the prior fiscal year. For the six months ended August 31, 2003, sales and revenues were $91.0 million, compared to $72.3 million in the prior year six-month period, also an increase of 26%. These increases reflect higher product sales in the current year periods in all of the Company's major product categories, in terms of both units and dollars, compared to the corresponding prior year periods. Several recent key design wins, as well as increased PC demand, have helped drive increased unit PC I/O shipments. The Company's non-PC products, which are focused in networking and USB connectivity applications, achieved higher product sales from recent new product introductions, as well as the Company's ongoing focus on aggressively identifying and pursuing market opportunities in these product lines.

Sales and revenues from customers outside of North America accounted for approximately 93% and 92% of the Company's sales and revenues for the three and six- month periods ended August 31, 2003, respectively, the largest portion of which was to the Asia and Pacific Rim region. The comparable percentages for the three and six-month periods in the prior fiscal year were 90% and 89%, respectively. The Company expects that international shipments, particularly to the Asia and Pacific Rim region, will continue to represent a significant portion of its sales and revenues.


Gross Profit

Gross profit for the three months ended August 31, 2003 was $21.5 million, or 44.5% of sales and revenues, compared to $17.1 million, or 44.7% of sales and revenues, for the three months ended August 31, 2002. For the six months ended August 31, 2003, gross profit was $42.2 million, or 46.3% of sales and revenues, compared to $32.2 million, or 44.5% of sales and revenues, in the prior year six-month period.

The gross profit percentage did not differ significantly in the current year's second quarter, as compared to the prior year's second quarter. The mix of product sales among the Company's various product lines was approximately the same in both three-month periods. For the current year six-month period, the gross profit improvement reflects a higher proportionate sales and revenue contribution from non-PC I/O product lines, which generally carry higher gross profit margins than PC I/O products, and higher unit production, which drives a more efficient use of fixed manufacturing overhead costs. Gross profit in the prior fiscal year's six-month period was also adversely impacted by higher charges for slow-moving and obsolete inventory.


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

R&D expenses were $9.3 million, or approximately 19% of sales and revenues, for the three months ended August 31, 2003, compared to $7.8 million, or approximately 20% of sales and revenues, for the three months ended August 31, 2002. This dollar increase reflects the impact of engineering staff additions, investments in advanced semiconductor design tools and costs associated with
development   programs   in  advanced   0.18  and  0.25   micron   semiconductor
technologies.

For the six months ended August 31, 2003, R&D expenses were $18.4 million, compared to $14.6 million for the six months ended August 31, 2002, approximately 20% of sales and revenues in both periods. This increase reflects the impact of the factors noted in the three-month discussion within the preceding paragraph, as well as the impact of the Company's June 2002 acquisition of Gain Technology Corporation (Gain), which added 35 highly skilled engineers and designers to the Company's staff.


Selling, General and Administrative Expenses

Selling, general and administrative expenses were $10.0 million, or approximately 21% of sales and revenues, for the three months ended August 31, 2003, compared to $8.7 million, or approximately 23% of sales and revenues, for the three months ended August 31, 2002. For the current six-month period,
selling,   general  and   administrative   expenses  were  $19.5   million,   or
approximately 21% of sales and revenues, compared to $16.9 million, or approximately 23% of sales and revenues, in the prior year six-month period. The dollar increases reflect the impact of additional staff added to expand the Company's sales and marketing capabilities, as well as incremental selling costs, primarily sales commissions and incentives, associated with higher product sales in the current year periods.


Amortization of Intangible Assets

For the three and six months ended August 31, 2003, the Company recorded amortization expenses of $0.3 million and $0.7 million, respectively, for intangible assets associated with the June 2002 acquisition of Gain. Comparable amortization expense was $0.4 million in the three and six months ended August 31, 2002.


Gains on Real Estate Transactions

During the first quarter of fiscal 2004, the Company sold certain portions of its Hauppauge, New York real estate holdings, for aggregate proceeds of $7.0 million, net of transaction costs. These transactions resulted in an aggregate gain of $1.7 million, $1.4 million of which related to property in which the Company has no continued interest and was recognized within the Company's fiscal 2004 first quarter operating results, and $0.3 million of which related to property that the Company has leased back from the purchaser and has therefore been deferred. This deferred gain is being recognized within the Company's operating results as a reduction in rent expense on a straight-line basis over a 30-month period beginning in June 2003, consistent with the term of the lease. The Company's remaining rent obligation over the term of this lease is approximately $0.8 million.


Other Income and Expense

Interest income of $0.4 million and $0.8 million for the three and six-month periods ended August 31, 2003, respectively, declined from $0.5 million and $1.1 million for the corresponding year-earlier periods, respectively, reflecting lower interest rates on short-term investments.

During the first quarter of fiscal 2004, the Company sold its remaining equity investment in Chartered Semiconductor Manufacturing, Ltd. (Chartered), realizing losses of $0.7 million, which are included within Other expense, net, for the six months ended August 31, 2003.


Provision For Income Taxes

The Company's provision for income taxes from continuing operations in the second quarter of fiscal 2004 was $0.8 million, resulting in an effective income tax rate of 33.7%. The provision for income taxes from continuing operations in the prior fiscal year's second quarter was $0.2 million, resulting in an effective income tax rate of 26.0%. For the six months ended August 31, 2003, the provision for income taxes from continuing operations was $1.7 million, for an effective rate of 32.5%, compared to a provision of $0.4 million, for an effective income tax 26.0%, in last year's six-month period. The Company expects its effective tax rate on income from continuing operations to be approximately 32.0% in fiscal 2004, excluding the effect of real estate and equity investment sales, and excluding the effect of special intellectual property revenues. Income taxes on those transactions are recorded when they occur, at the Company's incremental income tax rate of approximately 36.0%. The overall expected fiscal 2004 effective tax rate on income from continuing operations, including all special transactions, is expected to be 35.0%.

The Company's effective income tax rate primarily reflects statutory Federal and state income tax rates, adjusted for the impact of tax-exempt interest income and anticipated income tax credits. The higher effective rate expected for fiscal 2004, compared to fiscal 2003, recognizes the impact of higher income from continuing operations expected in the current year, which in turn dilutes the percentage impact of income tax credits and tax-exempt interest income on the Company's provision for income taxes.


Discontinued Operations

The Company is currently involved in a legal action relating to a past divestiture of a business unit. This divestiture was accounted for as a discontinued operation, and accordingly, costs associated with this action, net of income taxes, are reported as a Loss from discontinued operations on the Consolidated Statements of Operations. These costs were nominal during the three months ended August 31, 2003, compared to $0.2 million for the three months ended August 31, 2002, after applicable income tax benefits. These costs totaled $0.3 million in each of the six-month periods ended August 31, 2003 and 2002, respectively, after applicable income tax benefits.



Liquidity and Capital Resources
-------------------------------

The Company currently finances its operations through a combination of existing resources and cash generated by operations.

The Company's cash, cash equivalents and short-term investments increased to $122.6 million as of August 31, 2003, compared to $112.9 million at February 28, 2003. This increase reflects, among other things, $7.0 million of cash provided by sales of real estate and $2.1 million of cash provided by sales of the Company's investment in Chartered.

Operating activities generated $5.0 million of cash during the six months ended August 31, 2003. Investing activities provided $6.5 million of cash for the same period, including the effects of the aforementioned real estate and Chartered investment transactions. Financing activities provided $0.2 million of cash during the first six months of fiscal 2004.

The Company's inventories were $21.5 million at August 31, 2003, compared to $17.6 million at February 28, 2003, as the Company stages for higher revenues anticipated in the third quarter of fiscal 2004, consistent with its typical business cycle.

Accounts receivable increased from $22.7 million at February 28, 2003 to $26.7 million at August 31, 2003, consistent with the increase in sales and revenues in the three-month periods preceding those dates, respectively. The Company's accounts receivable portfolio remains almost entirely current.

Capital expenditures for the six months ended August 31, 2003 were $6.7 million, of which $4.6 million was paid in cash. The current year's capital investments include an expenditure of $4.3 million for advanced design tools, which is being financed on a short-term basis by the supplier with payment terms extending through March 1, 2004. As of August 31, 2003, this obligation totals $2.1 million, which is reported within Accounts payable. There were no material commitments for capital expenditures as of August 31, 2003.

As noted previously, the Company completed its acquisition of Gain in June 2002 for total initial consideration of $36.1 million. It has been determined that $17.5 million of additional SMSC common stock and cash, which was contingently payable to former Gain shareholders during fiscal 2004 upon satisfaction of certain performance goals, was not earned.

During the first six months of fiscal 2004, the Company did not acquire any additional treasury stock through its common stock repurchase program, under which approximately 1.2 million shares remain authorized for repurchase. As of August 31, 2003, the Company held approximately 1.8 million shares of treasury stock, at a cost of $23.5 million.

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


Recent Accounting Pronouncements
---------------------------------

In November 2002, the Emerging Issues Task Force (EITF), reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. The arrangement's consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for each unit. The provisions of EITF Issue No. 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's financial condition or results of operations.

In December 2002, the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123", which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS No. 148 will enable companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption, and to make available to investors better and more frequent disclosure about the cost of employee stock options. The Company will continue to apply the disclosure-only provisions of both SFAS No. 123 and SFAS No. 148.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material effect on its financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset, in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The Company does not believe the adoption of SFAS No. 150 will have an impact on its financial condition or results of operations.

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

     As of August 31, 2003, the Company's $21.1 million of short-term investments consisted primarily of investments in corporate, government and municipal obligations with maturities of between three and twelve months. If market interest rates were to increase immediately and uniformly by 10 percent from levels at August 31, 2003, the Company estimates that the fair value of these short-term investments would decline by an immaterial amount. The Company generally expects to hold its fixed income investments until maturity and, therefore, would not expect operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on short-term investments.

     Equity Price Risk - The Company has no material investments in equity securities of other companies on its Consolidated Balance Sheet as of August 31, 2003.

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


     ITEM 4.  CONTROLS AND PROCEDURES

     The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company's evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2003, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There has been no change in the Company's internal control over financial reporting during the Company's fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     PART II - OTHER INFORMATION


     ITEM 1.   Legal Proceedings

     In June 2003, Standard Microsystems Corporation was named as a defendant in a patent infringement lawsuit filed by Analog Devices, Inc. (ADI) in the United States District Court for the District of Massachusetts (Analog Devices, Inc. v. Standard Microsystems Corporation, Case Number 03 CIV 11216). The Complaint, as amended, alleges that some of the Company's products infringe one or more of three of ADI's patents, and seeks injunctive relief and unspecified damages. In September 2003, the Company filed an Answer in the lawsuit, denying ADI's allegations and raising affirmative defenses and counterclaims. Although it is premature to assess the outcome of the litigation, the Company believes that the allegations against it are without merit.


     ITEM 4.   Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders at the registrant's July 9, 2003 annual meeting of shareholders.


     (1) The following were elected directors, each receiving the number of votes set opposite their respective names:

                                 Votes             Votes          Broker
                                Received          Withheld       Non-votes
                              ------------      ------------   -------------

     Robert M. Brill           14,321,498         1,082,418          --
     James A. Donahue          14,450,685           953,231          --

     Each of the following directors, who were not up for reelection at the annual meeting of shareholders, will continue to serve as directors: Steven
     J. Bilodeau, Andrew M. Caggia, Peter F. Dicks, and Ivan T. Frisch.

     In July 2003, the Board of Directors accepted the resignation of James R. Berrett as a member of the Board. The Board elected Timothy P. Craig to be a director and to serve as a director for the remainder of Mr. Berrett's term and until his successor shall be elected and qualified.

     (2) The 2003 Stock Option and Restricted Stock Plan was approved by the following vote:

                                                                    Broker
                         For           Against       Abstain       Non-votes
                     -----------    -------------  -----------  ---------------

                      9,012,842       6,380,078       10,996          --


     (3) The 2003 Director Stock Option Plan was approved by the following vote:

                                                                    Broker
                         For           Against       Abstain       Non-votes
                     -----------    -------------  -----------  ---------------

                      12,587,375      2,797,782       18,759          --


     (4) The selection of PricewaterhouseCoopers LLP as the Company's auditors for the fiscal year ended February 29, 2004 was ratified by the following vote:

                                                                    Broker
                         For           Against       Abstain       Non-votes
                     -----------    -------------  -----------  ---------------

                      15,217,424        168,870       17,622          --


     ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          On June 19, 2003, the SMSC filed a report on Form 8-K relating to a press release issued on June 16, 2003, announcing the Company's first quarter fiscal 2004 operating results.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           STANDARD MICROSYSTEMS CORPORATION


     DATE:  September 19, 2003                   /s/     Andrew M. Caggia
                                                 ------------------------
                                                 (Signature)

                                                 Andrew M. Caggia
                                                 Senior Vice President - Finance
                                                 (duly authorized officer) and
                                                 Chief Financial Officer
                                                 (principal financial officer)