Form 10-Q
period 2003-11-30
STANDARD MICROSYSTEMS CORP
filed 2004-01-13
CIK 93384

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

                For the quarterly period ended November 30, 2003

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

             80 Arkay Drive, Hauppauge, New York           11788
        -----------------------------------------------------------------

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

As of November 30, 2003, there were 17,990,546 shares of the registrant's common stock outstanding.

                        Standard Microsystems Corporation
                                    Form 10-Q
                     For the Quarter Ended November 30, 2003

                                Table of Contents



Part I   Financial Information

Item 1   Financial Statements (unaudited):
         Condensed Consolidated Balance Sheets as of November 30, 2003 and February 28, 2003
         Condensed Consolidated Statements of Operations for the Three and Nine Months Ended November 30, 2003 and 2002
         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended November 30, 2003 and 2002
         Notes to Condensed Consolidated Financial Statements
Item 2   Management's   Discussion  and   Analysis  of Financial  Condition  and
         Results of Operations
Item 3   Quantitative and Qualitative Disclosures About Market Risk
Item 4   Controls and Procedures

Part II  Other Information

Item 1   Legal Proceedings
Item 6   Exhibits and Reports on Form 8-K

Signature

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands)


                                                  November 30,      February 28,
                                                     2003              2003
                                                     ----              ----
Assets
Current assets:
  Cash and cash equivalents                       $   125,186       $    90,025
  Short-term investments                               36,752            22,872
  Accounts receivable, net                             21,544            22,738
  Inventories                                          21,600            17,644
  Deferred income taxes                                13,411             8,545
  Other current assets                                  5,164             8,710
--------------------------------------------------------------------------------

       Total current assets                           223,657           170,534
--------------------------------------------------------------------------------

Property, plant and equipment, net                     19,852            22,257
Goodwill                                               29,595            29,773
Intangible assets, net                                  5,014             6,008
Deferred income taxes                                   8,916            11,779
Other assets                                            5,760             7,598
--------------------------------------------------------------------------------

                                                  $   292,794       $   247,949
================================================================================

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                $    11,648       $     9,114
  Deferred income on shipments to distributors          6,614             5,943
  Accrued expenses, income taxes
   and other liabilities                               11,675             9,838
--------------------------------------------------------------------------------

        Total current liabilities                      29,937            24,895
--------------------------------------------------------------------------------

Other liabilities                                       6,956             7,379

Minority interest in subsidiary                        11,802            11,663

Shareholders' equity:
  Preferred stock                                           -                 -
  Common stock                                          1,981             1,859
  Additional paid-in capital                          167,628           147,655
  Retained earnings                                    95,475            77,492
  Treasury stock, at cost                             (23,454)          (23,454)
  Deferred stock-based compensation                    (2,016)           (2,102)
  Accumulated other comprehensive income                4,485             2,562
--------------------------------------------------------------------------------

        Total shareholders' equity                    244,099           204,012
--------------------------------------------------------------------------------

                                                  $   292,794       $   247,949
================================================================================

See Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)


                                                                       Three Months Ended                Nine Months Ended
                                                                   ---------------------------     ---------------------------
                                                                          November 30,                     November 30,
                                                                   ---------------------------     ---------------------------
                                                                      2003             2002           2003             2002
                                                                      ----             ----           ----             ----

Sales and revenues:
Product sales                                                     $   52,282       $   40,293     $  142,751       $  111,890
Intellectual property revenues                                        20,467              305         21,008            1,015
----------------------------------------------------------------------------------------------    ----------------------------
                                                                      72,749           40,598        163,759          112,905

Cost of goods sold                                                    30,350           22,653         79,192           62,777
----------------------------------------------------------------------------------------------    ----------------------------

Gross profit                                                          42,399           17,945         84,567           50,128

Operating expenses (income):
Research and development                                              10,244            8,037         28,625           22,662
Selling, general and administrative                                   11,570            9,534         31,048           26,387
Amortization of intangible assets                                        317              360            994              807
Gains on real estate transactions                                          -                -         (1,444)               -
----------------------------------------------------------------------------------------------    ----------------------------

Income from operations                                                20,268               14         25,344              272

Interest income                                                          617              496          1,451            1,610
Impairment of investments                                                  -          (16,306)             -          (16,306)
Other expense, net                                                      (145)             (78)          (890)            (100)
----------------------------------------------------------------------------------------------    ----------------------------

Income (loss) before provision for (benefit from) income
 taxes and minority interest                                          20,740          (15,874)        25,905          (14,524)

Provision for (benefit from) income taxes                              5,910           (6,854)         7,590           (6,503)

Minority interest in net income of subsidiary                             43               12            139               10
----------------------------------------------------------------------------------------------    ----------------------------

Income (loss) from continuing operations                              14,787           (9,032)        18,176           (8,031)

Loss from discontinued operations
 (net of income tax benefits of $2, $69, $108, and $260)                  (3)            (125)          (193)            (464)
----------------------------------------------------------------------------------------------    ----------------------------

Net income (loss)                                                 $   14,784       $   (9,157)    $   17,983       $   (8,495)
==============================================================================================    ============================

Basic net income (loss) per share:
 Income (loss) from continuing operations                         $     0.84       $    (0.54)    $     1.06       $    (0.49)
 Loss from discontinued operations                                         -            (0.01)         (0.01)           (0.03)
----------------------------------------------------------------------------------------------    ----------------------------

Basic net income (loss) per share                                 $     0.84       $    (0.55)    $     1.05       $    (0.52)
==============================================================================================    ============================

Diluted net income (loss) per share:
 Income (loss) from continuing operations                         $     0.77       $    (0.54)    $     1.00       $    (0.49)
 Loss from discontinued operations                                         -            (0.01)         (0.01)           (0.03)
----------------------------------------------------------------------------------------------    ----------------------------

Diluted net income (loss) per share                               $     0.77       $    (0.55)    $     0.99       $    (0.52)
==============================================================================================    ============================

Weighted average common shares outstanding:
 Basic                                                                17,577           16,718         17,120           16,472
 Diluted                                                              19,242           16,718         18,143           16,472

See Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                               Nine Months Ended November 30,
                                                                            -----------------------------------

                                                                                 2003                 2002
                                                                            --------------       --------------

Cash flows from operating activities:
 Cash received from customers and licensees                                 $     164,609        $     112,542
 Cash paid to suppliers and employees                                            (131,263)            (108,203)
 Interest received                                                                  1,361                1,803
 Interest paid                                                                        (51)                (126)
 Income taxes paid                                                                   (363)                (390)
---------------------------------------------------------------------------------------------------------------

  Net cash provided by operating activities                                        34,293                5,626
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Capital expenditures                                                              (7,563)              (4,346)
 Sales of property, plant and equipment                                             7,121                    -
 Acquisition of Gain Technology Corporation                                             -              (15,669)
 Sales of long-term investments                                                     2,114                    -
 Purchases of short-term investments                                              (36,675)             (30,292)
 Sales of short-term investments                                                   22,795               28,785
 Other                                                                                139                  180
---------------------------------------------------------------------------------------------------------------

  Net cash used for investing activities                                          (12,069)             (21,342)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from issuance of common stock                                            13,698                4,716
 Purchases of treasury stock                                                            -              (10,375)
 Repayments of obligations under capital leases and notes payable                  (1,249)              (2,320)
---------------------------------------------------------------------------------------------------------------

  Net cash provided by (used for) financing activities                             12,449               (7,979)
---------------------------------------------------------------------------------------------------------------

Effect of foreign exchange rate changes on cash and cash equivalents                  789                  693

Cash used for discontinued operation                                                 (301)                (866)
---------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                               35,161              (23,868)

Cash and cash equivalents at beginning of period                                   90,025               98,065
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                  $     125,186        $      74,197
===============================================================================================================


Reconciliation of income (loss) from continuing operations to net cash provided by operating activities:

Income (loss) from continuing operations                                    $      18,176        $      (8,031)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
  Depreciation and amortization                                                     8,142                7,822
  Tax benefits from employee stock plans                                            5,615                1,707
  Gains from sales of investments and property, net                                  (686)                 (43)
  Asset impairment charges                                                              -               16,306
  Other adjustments, net                                                             (197)                  36
  Changes in operating assets and liabilities:
   Accounts receivable                                                              1,512               (1,928)
   Inventories                                                                     (3,444)                (420)
   Accounts payable and accrued expenses and other liabilities                      3,891               (1,313)
   Current and deferred income taxes                                                1,136               (8,643)
   Other changes, net                                                                 148                  133
---------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                   $      34,293        $       5,626
===============================================================================================================

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of sales and revenues and expenses during the reporting period. Actual results may differ from those estimates, and such differences may be material to the financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended February 28, 2003 included in the Company's annual report on Form 10-K, as filed on May 29, 2003 with the Securities and Exchange
     Commission. The results of operations for the three and nine months ended November 30, 2003 are not necessarily indicative of the results to be expected for any future periods.


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

     Had compensation expense been recorded under the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share data):

                                                           Three Months Ended            Nine Months Ended
                                                              November 30,                  November 30,
                                                       ---------------------------------------------------------
                                                           2003           2002            2003         2002
                                                       ---------------------------------------------------------

       Net income (loss) - as reported                   $  14,784     $  (9,157)       $  17,983    $  (8,495)
       Stock-based compensation expense included in
       net income, net of taxes - as reported                  232           200              691          548
       Stock-based compensation expense determined
       using fair value method, net of taxes                 2,916        (2,190)          (1,775)      (5,236)
       ---------------------------------------------------------------------------------------------------------
       Net income (loss) - pro forma                     $  17,932     $ (11,147)       $  16,899    $ (13,183)
       =========================================================================================================

       Basic net income  (loss) per share - as
       reported                                          $    0.84     $   (0.55)       $    1.05    $   (0.52)
       =========================================================================================================
       Diluted net income (loss) per share - as
       reported                                          $    0.77     $   (0.55)       $    0.99    $   (0.52)
       =========================================================================================================
       Basic net income (loss) per share - pro forma     $    1.02     $   (0.67)       $    0.99    $   (0.80)
       =========================================================================================================
       Diluted net income (loss) per share - pro
       forma                                             $    1.02     $   (0.67)       $    0.99    $   (0.80)
       =========================================================================================================


3.   Balance Sheet Data

     Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

                                             Nov. 30, 2003     Feb. 28, 2003
       -----------------------------------------------------------------------

       Raw materials                        $         502     $          761
       Work in process                              8,776              7,686
       Finished goods                              12,322              9,197
       -----------------------------------------------------------------------

                                            $      21,600     $       17,644
       =======================================================================

       Property, plant and equipment consists of the following (in thousands):

                                             Nov. 30, 2003      Feb. 28,2003
       -----------------------------------------------------------------------
       Land                                 $       1,571     $        3,434
       Buildings and improvements                  20,707             29,927
       Machinery and equipment                     84,410             81,562
       -----------------------------------------------------------------------
                                                  106,688            114,923
        Less: accumulated depreciation             86,836             92,666
       -----------------------------------------------------------------------

                                            $      19,852     $       22,257
       =======================================================================

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

     The shares used in calculating basic and diluted net income per share for the Condensed Consolidated Statements of Operations included within this report are reconciled as follows (in thousands):

                                                        Three Months Ended          Nine Months Ended
                                                           November 30,               November 30,
                                                    --------------------------------------------------------
                                                       2003          2002          2003           2002
                                                    --------------------------------------------------------

     Average shares outstanding for
      basic net income (loss) per share                  17,577        16,718        17,120         16,472

     Dilutive effect of stock options                     1,665             -         1,023              -
     -------------------------------------------------------------------------------------------------------

     Average shares outstanding for
      diluted net income (loss) per share                19,242        16,718        18,143         16,472
     =======================================================================================================

     Options covering 0.3 million and 1.4 million shares for the three-month periods ended November 30, 2003 and 2002, respectively, and 1.6 million and
     0.8 million shares for the nine-month periods ended November 30, 2003 and 2002, respectively, were excluded from the computation of average shares outstanding for diluted net income per share because their effect was antidilutive.


5.   Comprehensive Income

     The Company's other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on equity investments classified as available-for-sale. The components of the Company's comprehensive income (loss) for the three and nine months ended November 30, 2003 and 2002 were as follows (in thousands):


                                                      Three Months Ended             Nine Months Ended
                                                         November 30,                  November 30,
                                                ------------------------------------------------------------
                                                    2003            2002           2003            2002
                                                ------------------------------------------------------------

     Net income (loss)                            $  14,784       $  (9,157)     $  17,983       $  (8,495)
     Other comprehensive income (loss):
     Change in foreign currency
      translation adjustment                            995            (509)         1,211           1,209
     Change in unrealized gain (loss) on
      marketable equity securities, net of taxes         12              22             47             (18)
     Reclassification adjustment for loss on
      marketable equity security included in net
      income, net of taxes                                -           3,542            665             432
     -------------------------------------------------------------------------------------------------------

     Total comprehensive income (loss)            $  15,791       $  (6,102)     $  19,906       $  (6,872)
     =======================================================================================================

     During the nine months ended November 30, 2003, the Company sold its remaining equity investment in Chartered Semiconductor Manufacturing, Ltd. This investment was classified as available-for-sale, and temporary changes in its market value, net of income taxes, were included within the Company's Other comprehensive income, and were presented cumulatively as an unrealized gain or loss, net of income taxes, within Accumulated other comprehensive income on the Company's Consolidated Balance Sheets. The amounts presented as reclassification adjustments in the preceding table represent the amounts previously reported within Other comprehensive income as an unrealized loss on this investment, net of income taxes, through the applicable reporting dates.


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

     In respect of this new relationship, Intel will pay to the Company an aggregate amount of $75 million, of which $20 million was paid and recognized as intellectual property revenue in the third quarter of the Company's fiscal 2004, $10 million will be paid in each of calendar years 2004 and 2005, $11 million will be paid in calendar year 2006, and $12 million will be paid in each of calendar years 2007 and 2008. Such amounts are payable in equal quarterly installments within each calendar year, and are subject to possible reduction, in a manner and to an extent to be agreed by the parties, based upon the companies' collaboration and sales, facilitated by Intel, of certain future new products of the Company.


7.   Business Acquisition

     In June 2002, the Company acquired all of the outstanding common stock of Gain Technology Corporation (Gain), a developer and supplier of high-speed, high-performance analog and mixed-signal communications integrated circuits and proprietary intellectual property cores, based in Tucson, Arizona, for $36.1 million.

     The unaudited pro forma results of operations for the nine months ended November 30, 2002 set forth below give effect to the acquisition of Gain as if it had occurred at the beginning of fiscal 2003. Pro forma data is subject to certain assumptions and estimates, and is presented for informational purposes only. This data does not purport to be indicative of the results that would have actually occurred had the acquisition occurred on the basis described above, nor do they purport to be indicative of future operating results.

                                                         Nine Months Ended
                                                         November 30, 2002
                                                    ----------------------------
     (in thousands, except per share data)              Autual       Pro forma
                                                    --------------  ------------

     Sales and revenues                             $ 112,905       $ 114,143
     Net loss                                          (8,495)         (9,338)
     ===========================================================================

     Basic and diluted net loss per share           $   (0.52)      $   (0.54)
     ===========================================================================


8.   Business Restructuring

     In December 2001, the Company announced a restructuring plan for its exit from the PC chipset business.

     A summary of the activity in the reserve related to this restructuring for the nine months ended November 30, 2003 is as follows (in thousands):


                                            Non-cancelable
                                                lease        Other
                                             obligations    Charges     Total
     ---------------------------------------------------------------------------
      Business restructuring reserve at
      February 28, 2003                      $  1,374       $  45      $ 1,419
      Cash payments                              (309)          -         (309)
     ---------------------------------------------------------------------------
      Business restructuring reserve at
      November 30, 2003                      $  1,065       $  45      $ 1,110
     ===========================================================================

     Payments related to non-cancelable lease obligations are being paid over their respective terms through August 2008.


9.   Discontinued Operations

     The Company had been involved in an arbitration with Accton Technology Corporation (Accton) and SMC Networks, Inc. (Networks) related to claims associated with the purchase of an 80.1% interest in Networks by Accton from SMSC in October 1997. This divestiture was accounted for as a discontinued operation, and accordingly, costs associated with this action, net of income taxes, are reported as a Loss from discontinued operations on the Consolidated Statements of Operations. These costs were nominal during the three months ended November 30, 2003, compared to $0.1 million for the three months ended November 30, 2002, after applicable income tax benefits. These costs totaled $0.2 million and $0.5 million in the nine-month periods ended November 30, 2003 and 2002, respectively, after applicable income tax benefits.

     In September 2003, the arbitration panel issued its decision in this action, which directed the release of a $2.5 million escrow account to SMSC and awarded certain other payments among the parties.

     In December 2003, the parties reached a final settlement of the award, resulting in SMSC receiving $2.7 million in cash and realizing a gain of $0.1 million, after income taxes, which will be reported as a Gain on discontinued operations in the quarter ending February 29, 2004.


10.  Goodwill and Intangible Assets

     The Company's June 2002 acquisition of Gain Technology Corporation included the acquisition of $7.1 million of finite-lived intangible assets and $29.6 million of goodwill, after adjustments. During the nine months ended November 30, 2003, the Company reduced the amount of goodwill relating to this transaction from $29.8 million to $29.6 million, reflecting the resolution of certain contingencies at amounts different than originally estimated. In accordance with the provisions of SFAS No. 142, this goodwill is not amortized, but is tested for impairment in value annually, as well as when an event or circumstance occurs indicating a possible impairment in its value.

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

     As of November 30, 2003, the Company's finite-lived intangible assets consisted of the following (in thousands):

                                                Accumulated
                                    Cost        Amortization            Net
     -----------------------------------------------------------------------

     Existing technologies       $  6,179       $      1,545       $  4,634
     Customer contracts               326                 49            277
     Non-compete agreements           410                307            103
     -----------------------------------------------------------------------

                                 $  6,915       $      1,901       $  5,014
     =======================================================================

     Estimated future intangible asset amortization expense for the remainder of fiscal 2004, and for the five fiscal years thereafter, is as follows (in thousands):

     Period                                     Amount
     --------------------------------------------------

     Remainder of fiscal 2004                   $  317
     Fiscal 2005                                 1,114
     Fiscal 2006                                 1,062
     Fiscal 2007                                 1,062
     Fiscal 2008                                 1,062
     Fiscal 2009                                   290
     ==================================================


11.  Real Estate Transactions

     During the first quarter of fiscal 2004, the Company sold certain portions of its Hauppauge, New York real estate holdings, for aggregate proceeds of $7.0 million, net of transaction costs. These transactions resulted in an aggregate gain of $1.7 million, $1.4 million of which related to property in which the Company has no continued interest and was recognized within the Company's fiscal 2004 first quarter operating results, and $0.3 million of which related to property that the Company has leased back from the purchaser and has therefore been deferred. This deferred gain is being recognized within the Company's operating results as a reduction of rent expense on a straight-line basis over a 30-month period beginning in June 2003, consistent with the term of the lease. The Company's remaining rent obligation over the term of this lease is approximately $0.7 million.


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

Standard Microsystems Corporation (the Company or SMSC) competes in the semiconductor industry, which has historically been characterized by intense competition, rapid technological change, cyclical market patterns, price erosion and periods of mismatched supply and demand. In addition, sales of many of the Company's products depend largely on sales of personal computers and peripheral devices, and reductions in the rate of growth of the PC and non-PC markets could adversely affect its operating results. SMSC conducts business outside the United States and is subject to tariff and import regulations and currency fluctuations, which may have an effect on its business. All forward-looking statements speak only as of the date hereof and are based upon the information available to SMSC at this time. Such information is subject to change, and the Company will not necessarily inform investors of such changes, except as required by law. These and other risks and uncertainties, including potential liability resulting from pending or future litigation, are detailed from time to time in the Company's reports filed with the Securities and Exchange Commission
(SEC). Investors are advised to read the Company's Annual Report on Form 10-K filed with the SEC, particularly the section entitled "Other Factors That May Affect Future Operating Results", for a more complete discussion of these and other risks and uncertainties.


Overview
--------

Description of Business

SMSC is a designer and worldwide supplier of advanced digital, mixed-signal and analog semiconductor solutions for a broad range of communications and computing applications in the areas of Advanced Input/Output (I/O), USB connectivity, networking and embedded communications and control systems. The Company is a fabless semiconductor supplier whose products are manufactured by world-class third-party semiconductor foundries and assemblers. To ensure the highest product quality, the Company conducts a significant portion of its final testing requirements in the Company's own state-of-the-art testing operation.

The Company is prominent as the world's leading supplier of Advanced I/O integrated circuits for desktop and mobile personal computers. Advanced I/O circuits contain a variety of individual functions ranging from legacy PC I/O to leading edge system management, including flash memory, infrared communications support, a real-time clock, and power management.

The Company serves the networking and connectivity markets with its families of integrated Ethernet and USB 2.0 products, along with other products, that provide solutions for the needs of network printers, set-top boxes, home gateway products, automobile navigation systems, cellular base stations, USB peripheral devices and a variety of other machine-to-machine communications applications.

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

In respect of this new relationship, Intel will pay to the Company an aggregate amount of $75 million, of which $20 million was paid and recognized as intellectual property revenue in the third quarter of the Company's fiscal 2004, $10 million will be paid in each of calendar years 2004 and 2005, $11 million will be paid in calendar year 2006, and $12 million will be paid in each of calendar years 2007 and 2008. Such amounts are payable in equal quarterly installments within each calendar year, and are subject to possible reduction, in a manner and to an extent to be agreed by the parties, based upon the companies' collaboration and sales, facilitated by Intel, of certain future new products of the Company.


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

Further information regarding these policies appears within the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the fiscal year ended February 28, 2003 filed with the SEC on May 29, 2003. During the nine-month period ended November 30, 2003, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.


Results of Operations
---------------------

Sales and Revenues

Sales and revenues for the three months ended November 30, 2003 were $72.7 million, an increase of approximately 79% compared to $40.6 million reported in the third quarter of the prior fiscal year. For the nine months ended November 30, 2003, sales and revenues were $163.8 million, compared to $112.9 million in the prior year nine-month period, an increase of 45%. Sales and revenues for the three- and nine-month periods ended November 30, 2003 include the initial $20.0 million payment from Intel under the above-described agreement. The Company received no similar payment in the prior-year periods. Without that payment, the increase in sales and revenues over the comparable year-earlier periods would have been 30% for the three-month period and 27% for the nine-month period. These increases reflect higher product sales in the current year periods in all of the Company's major product categories, in terms of both units and dollars, compared to the corresponding prior year periods. Increased PC demand has helped drive increased unit PC I/O shipments. The Company's non-PC products, which are primarily focused in networking and USB connectivity applications, achieved higher product sales from recent new product introductions, as well as the Company's ongoing focus on aggressively identifying and pursuing new market opportunities in these product lines.

Sales and revenues from customers outside of North America accounted for approximately 68% and 81% of the Company's sales and revenues for the three and nine- month periods ended November 30, 2003, respectively, the largest portion of which was to the Asia and Pacific Rim region. These percentages were 94% and 92%, respectively, excluding the $20 million intellectual property payment. The comparable percentages for the three- and nine-month periods in the prior fiscal year were 91% and 90%, respectively. The Company expects that international shipments, particularly to the Asia and Pacific Rim region, will continue to represent a significant portion of its sales and revenues.


Gross Profit

Gross profit for the three months ended November 30, 2003 was $42.4 million, or 58.3% of sales and revenues, compared to $17.9 million, or 44.2% of sales and revenues, for the three months ended November 30, 2002. For the nine months ended November 30, 2003, gross profit was $84.6 million, or 51.6% of sales and revenues, compared to $50.1 million, or 44.4% of sales and revenues, in the prior year nine-month period. Without the $20.0 million intellectual property payment from Intel, gross profit would have been 42.5% and 44.9% of sales and revenues for the three- and nine-month periods ended November 30, 2003, respectively.

The gross profit percentage in the current year's third quarter, without the $20.0 million payment, was impacted by significant shipments of a low-margin part that is no longer shipping in significant volumes. For the current year nine-month period, the improvement in gross profit percentage reflects the $20.0 million intellectual property payment.


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

R&D expenses were $10.2 million, or approximately 14% of sales and revenues (19% without the $20 million intellectual property payment), for the three months ended November 30, 2003, compared to $8.0 million, or approximately 20% of sales and revenues, for the three months ended November 30, 2002. This dollar increase reflects the impact of engineering staff additions, investments in advanced semiconductor design tools and costs associated with development programs in advanced semiconductor geometries.

For the nine months ended November 30, 2003, R&D expenses were $28.6 million, compared to $22.7 million for the nine months ended November 30, 2002, which equaled approximately 20% of sales and revenues in both periods, after excluding the $20.0 million intellectual property payment from sales and revenues for the current-year period. This increase reflects the impact of the factors noted in the three-month discussion within the preceding paragraph, as well as the impact of the Company's June 2002 acquisition of Gain Technology Corporation (Gain), which added 35 highly skilled engineers and designers to the Company's staff.


Selling, General and Administrative Expenses

Selling, general and administrative expenses were $11.6 million, or approximately 16% of sales and revenues, for the three months ended November 30, 2003, compared to $9.5 million, or approximately 23% of sales and revenues, for the three months ended November 30, 2002. For the current nine-month period, selling, general and administrative expenses were $31.0 million, or approximately 19% of sales and revenues, compared to $26.4 million, or approximately 23% of sales and revenues, in the prior year nine-month period. The dollar increases reflect the impact of additional staff added to expand the Company's sales and marketing capabilities, as well as incremental selling costs, primarily sales commissions and incentives, associated with higher product sales in the current year periods. The increases also reflect $0.8 million of expenses associated with completion of the agreement with Intel. Excluding those expenses and excluding the $20 million intellectual property payment from sales and revenues, selling, general and administrative expenses would have been 20% and 21% of sales and revenues for the three- and nine-month periods ended November 30, 2003, respectively.


Amortization of Intangible Assets

For the three and nine months ended November 30, 2003, the Company recorded amortization expenses of $0.3 million and $1.0 million, respectively, for intangible assets associated with the June 2002 acquisition of Gain. Comparable amortization expense was $0.4 million and $0.8 million, respectively, in the three and nine months ended November 30, 2002.


Gains on Real Estate Transactions

During the first quarter of fiscal 2004, the Company sold certain portions of its Hauppauge, New York real estate holdings, for aggregate proceeds of $7.0 million, net of transaction costs. These transactions resulted in an aggregate gain of $1.7 million, $1.4 million of which related to property in which the Company has no continued interest and was recognized within the Company's fiscal 2004 first quarter operating results, and $0.3 million of which related to property that the Company has leased back from the purchaser and has therefore been deferred. This deferred gain is being recognized within the Company's operating results as a reduction in rent expense on a straight-line basis over a 30-month period beginning in June 2003, consistent with the term of the lease. The Company's remaining rent obligation over the term of this lease is approximately $0.7 million.


Other Income and Expense

During the first quarter of fiscal 2004, the Company sold its remaining equity investment in Chartered Semiconductor Manufacturing, Ltd. (Chartered), realizing losses of $0.7 million, which are included within Other expense, net, for the nine months ended November 30, 2003.


Provision For Income Taxes

The Company's provision for income taxes from continuing operations in the third quarter of fiscal 2004 was $5.9 million, resulting in an effective income tax rate of 28.5%. The benefit from income taxes from continuing operations in the prior fiscal year's third quarter was $6.9 million, resulting in an effective income tax benefit rate of 43.2%. For the nine months ended November 30, 2003, the provision for income taxes from continuing operations was $7.6 million, for an effective rate of 29.3%, compared to a benefit of $6.5 million, for an effective income tax benefit rate of 44.8%, in last year's nine-month period. The Company expects its effective tax rate on income from continuing operations to be approximately 20.0% in fiscal 2004, excluding the income tax effects of special real estate and equity investment sales, special intellectual property revenues and tax benefits related to prior years. Income taxes on the aforementioned special transactions are recorded when they occur, at the Company's incremental income tax rate of approximately 36.0%. The overall expected fiscal 2004 effective tax rate on income from continuing operations, including all special transactions, is expected to be between 27.0% and 28.0%.

The Company's effective income tax rate primarily reflects statutory Federal and state income tax rates, adjusted for the impact of tax-exempt interest income and anticipated income tax credits. Excluding the tax effect of special transactions in both fiscal years, the higher effective rate expected for fiscal 2004, compared to fiscal 2003, recognizes the impact of higher income from continuing operations expected in the current year, which in turn dilutes the percentage impact of income tax credits and tax-exempt interest income on the Company's provision for income taxes.

The provision for income taxes from continuing operation for the nine months ended November 30, 2003 has not been reduced by approximately $5.6 million of income tax benefits related to the Company's stock option plans. This tax benefit has been credited to additional paid-in capital.


Discontinued Operations

The  Company  has  been  involved  in  an  arbitration  with  Accton  Technology
Corporation (Accton) and SMC Networks, Inc. (Networks) related to claims associated with the purchase of an 80.1% interest in Networks by Accton from SMSC in October 1997. This divestiture was accounted for as a discontinued operation, and accordingly, costs associated with this action, net of income taxes, are reported as a Loss from discontinued operations on the Consolidated Statements of Operations. These costs were nominal during the three months ended November 30, 2003, compared to $0.1 million for the three months ended November 30, 2002, after applicable income tax benefits. These costs totaled $0.2 million and $0.5 million in the nine-month periods ended November 30, 2003 and 2002, respectively, after applicable income tax benefits.

In September 2003, the arbitration panel issued its decision in this action, which directed the release of a $2.5 million escrow account to SMSC and awarded certain other payments among the parties.

In December 2003, the parties reached a final settlement of the award, resulting in SMSC receiving $2.7 million in cash and realizing a gain of $0.1 million, after income taxes, which will be reported as a Gain on discontinued operations in the quarter ending February 29, 2004.


Liquidity and Capital Resources
-------------------------------

The Company currently finances its operations through a combination of existing resources and cash generated by operations.

The Company's cash, cash equivalents and short-term investments increased to $161.9 million as of November 30, 2003, compared to $112.9 million at February 28, 2003. This increase reflects, among other things, receipt of a $20.0 million intellectual property payment, $13.7 million of proceeds from stock issuances under the Company's stock option plans, $7.0 million of cash provided by sales of real estate and $2.1 million of cash provided by sales of the Company's investment in Chartered.

Operating activities generated $34.3 million of cash, including the $20.0 million intellectual property payment, during the nine months ended November 30, 2003. Investing activities consumed $12.1 million of cash for the same period, due principally to $13.9 million of net purchases of short-term investments. Financing activities provided $12.4 million of cash during the first nine months of fiscal 2004, including $13.7 million of proceeds from the issuance of stock under the Company's stock option plans.

The Company's inventories were $21.6 million at November 30, 2003, compared to $17.6 million at February 28, 2003, commensurate with expected demand for the Company's products.

Accounts receivable decreased from $22.7 million at February 28, 2003 to $21.5 million at November 30, 2003, despite the increase in sales and revenues in the three-month periods preceding those dates, due to strong collections. The Company's accounts receivable portfolio remains almost entirely current.

Capital expenditures for the nine months ended November 30, 2003 were $8.7 million, of which $7.6 million was paid in cash. The current year's capital investments include an expenditure of $4.3 million for advanced design tools, which is being financed on a short-term basis by the supplier with payment terms extending through March 1, 2004. As of November 30, 2003, this obligation totals $1.1 million, which is reported within Accounts payable. There were no material commitments for capital expenditures as of November 30, 2003.

During the first nine months of fiscal 2004, the Company did not acquire any additional treasury stock through its common stock repurchase program, under which approximately 1.2 million shares remain authorized for repurchase. As of November 30, 2003, the Company held approximately 1.8 million shares of treasury stock, at a cost of $23.5 million.

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


Recent Accounting Pronouncements
---------------------------------

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. The arrangement's consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for each unit. The provisions of EITF Issue No. 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's financial condition or results of operations.

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

As of November 30, 2003, the Company's $36.8 million of short-term investments consisted primarily of investments in corporate, government and municipal obligations with maturities of between three and twelve months. If market interest rates were to increase immediately and uniformly by 10 percent from levels at November 30, 2003, the Company estimates that the fair value of these short-term investments would decline by an immaterial amount. The Company generally expects to hold its fixed income investments until maturity and, therefore, would not expect operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on short-term investments.

Equity Price Risk - The Company has no material investments in equity securities of other companies on its Consolidated Balance Sheet as of November 30, 2003.

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

The Company has never received a cash dividend (repatriation of cash) from SMSC Japan.


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


ITEM 4.   CONTROLS AND PROCEDURES

The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company's evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2003, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

The  Company  had  been  involved  in  an  arbitration  with  Accton  Technology
Corporation (Accton) and SMC Networks, Inc. (Networks) related to claims associated with the purchase of an 80.1% interest in Networks by Accton from SMSC in October 1997. This divestiture was accounted for as a discontinued operation, and accordingly, costs associated with this action, net of income taxes, are reported as a Loss from discontinued operations on the Consolidated Statements of Operations. These costs were nominal during the three months ended November 30, 2003, compared to $0.1 million for the three months ended November 30, 2002, after applicable income tax benefits. These costs totaled $0.2 million and $0.5 million in the nine-month periods ended November 30, 2003 and 2002, respectively, after applicable income tax benefits.

In September 2003, the arbitration panel issued its decision in this action, which directed the release of a $2.5 million escrow account to SMSC and awarded certain other payments among the parties.

In December 2003, the parties reached a final settlement of the award, resulting in SMSC receiving $2.7 million in cash and realizing a gain of $0.1 million, after income taxes, which will be reported as a Gain on discontinued operations in the quarter ending February 29, 2004.


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

     32.1 - Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     On September 25, 2003, SMSC filed a report on Form 8-K relating to its arbitration with Accton Technology Corporation and SMC Networks, Inc.

     On September 18, 2003 SMSC filed a report on Form 8-K relating to a press release issued on September 16, 2003, announcing the Company's second quarter fiscal 2004 operating results.

     On September 9, 2003, SMSC filed a report on Form 8-K relating to its September 8, 2003 announcement that Standard Microsystems Corporation and Intel Corporation have enhanced their intellectual property and business relationship.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             STANDARD MICROSYSTEMS CORPORATION


DATE:  January 13, 2004                      /s/     Andrew M. Caggia
                                             -------------------------
                                             (Signature)

                                             Andrew M. Caggia
                                             Senior Vice President - Finance
                                             (duly authorized officer) and
                                             Chief Financial Officer
                                             (principal financial officer)