Form 10-K
period 2004-02-29
STANDARD MICROSYSTEMS CORP
filed 2004-05-14
CIK 93384

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

                              -------------------

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended February 29, 2004

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

                             -------------------

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.10 par value
                         Preferred Stock Purchase Rights

================================================================================

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

     The aggregate market value of the shares of voting stock of the registrant held by non-affiliates, based upon the last sale price of the registrant's common stock on August 29, 2003, as reported by the Nasdaq Stock Market's National Market, was approximately $351.7 million. As of March 31, 2004, there were 18,397,864 shares of the registrant's common stock outstanding.

                       Documents Incorporated By Reference
     Portions of the registrant's 2004 Annual Report to Shareholders are incorporated by reference into Part II of this report on Form 10-K, and portions of the registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this report on Form 10-K.

================================================================================

                        Standard Microsystems Corporation
                                    Form 10-K
                   For the Fiscal Year Ended February 29, 2004




                                TABLE OF CONTENTS



PART I

Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders


PART II

Item 5.   Market for the  Registrant's Common  Equity  and  Related  Stockholder
          Matters
Item 6.   Selected Financial Data
Item 7.   Management's  Discussion  and  Analysis of  Financial  Condition   and
          Results of Operations
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Item 8.   Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.  Controls and Procedures


PART III

Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.  Certain Relationships and Related Transactions
Item 14.  Principal Accounting Fees and Services


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


Item 1.   Business.
-------------------


General Description of the Business

Standard  Microsystems  Corporation (the Company, the Registrant,  or SMSC) is a
Delaware corporation, organized in 1971. As used herein, the terms Company, Registrant and SMSC include the Company's subsidiaries, except where the context otherwise requires.

SMSC provides semiconductor systems solutions for high-speed communication and computing applications. Through the integration of its leading-edge digital, mixed-signal and analog design capabilities and software expertise, SMSC delivers complete solutions that monitor and manage computing systems and connect peripherals to computers and to one another.

The Company addresses computing, communications and consumer electronics markets through world-leading positions in Input/Output and non-PCI Ethernet products, innovations in USB 2.0 and other high-speed serial solutions, and integrated networking products employed in a broad range of applications.

SMSC is a fabless semiconductor supplier, whose products are manufactured by world-class third-party semiconductor foundries and assemblers. To ensure the highest product quality, the Company conducts a significant portion of its final testing requirements in the Company's own state-of-the-art testing operation.

The Company is based in Hauppauge, New York with operations in North America, Taiwan, Japan, Korea, China and Europe. SMSC operates engineering design centers in New York, Arizona and Texas.


Principal Products of the Company

The Company  supplies  semiconductor  devices in three major product  platforms:
Connectivity Solutions, Networking Products, and Computing Platform Solutions.

Connectivity Solutions - These products provide system level semiconductor solutions incorporating USB 2.0 and other high-speed serial interfaces, enabling interoperability and connectivity in consumer electronics, multimedia computing and mobile storage applications. This product family addresses the marketplace's increasing requirements for high-speed data transfer of information between diverse systems platforms, utilizing standardized interface protocols. SMSC's products participate in several product areas within the USB connectivity market, including flash card readers, pen drives, read/write and optical storage devices and hubs. USB connectivity technology has been very successful in replacing legacy serial and parallel interfaces in computing, consumer electronics and industrial applications. Designers are attracted to its plug-and-play features as well as its strong software support and predictable software development requirements.

Product offerings within SMSC's connectivity solutions product line include:

o Flash card reader products, including the USB97C2223/2224, which is a bus-powered USB 2.0 flash media controller supporting 10 different flash memory card formats in a single device.
o Pen drive controller products, including the USB97C242, which is a USB 2.0 flash drive controller providing a single chip solution for SmartMedia and NAND flash memory devices.
o Disk and optical storage drive controller products, including the USB97CFDC, a USB floppy disk controller, and the USB97C202, a USB ATA/ATAPI device contoller.
o Hub products, including the USB20H04, a high-performance 4-port USB 2.0 hub controller.
o Transceiver products, including the GT3200, a USB 2.0 physical layer (PHY) circuit, providing an interface between a USB cable and a peripheral-side USB controller.

Networking Products - In business environments, on factory floors and in the home, there continues to be a rapidly expanding demand for computers, machinery, appliances and other applications to be networked together. The Company's networking products provide Ethernet and ARCNET based solutions offering design flexibility and optimized throughput for embedded networking applications in business, industrial and consumer markets.

Ethernet has emerged as an effective and pervasive protocol in networking technology. The Company's Ethernet solutions are non-PCI based, allowing designers to effectively incorporate Ethernet connectivity without the need for a PCI bus, thereby eliminating the additional cost and overhead associated with using and supporting the PCI bus. SMSC supplies Ethernet connectivity solutions for embedded applications in consumer electronics, industrial equipment and enterprise hardware.

ARCNET and CircLink(TM), an ARCNET derivative, provide connectivity solutions that are versatile and easy to use, allowing embedded system designers to easily interconnect various sub-systems inside embedded applications. By replacing traditionally slow, wire intensive, hard to use serial communications, ARCNET and CircLink(TM) solutions allow designers to reduce wiring and micro-controller costs, and create a more flexible and modular systems architecture. These products target networking applications requiring a high level of determinism and predictable behavior, such as telecom equipment, robotics and medical equipment, as well as those applications seeking high throughput, such as digital copiers and printers and transportation systems.

Product offerings within the Company's networking product line include:

o Ethernet products, including the LAN91C111, a 10/100 Non-PCI Ethernet single chip media access controller and physical layer device (MAC and
     PHY),  and the  LAN83C183,  a 10/100 Mbps  TX/FX/10BT  Fast Ethernet PHY.
o Embedded communications products, including the COM20020I, a universal ARCNET local area network (LAN) controller with 2K x 8 on-board RAM, the COM20022I, a 10mbps ARCNET controller with 2K x 8 on-board RAM, and the TMC20073, a CircLink(TM) real-time communication controller targeted towards industrial and commercial applications.

Computing Platform Solutions - SMSC is the world's leading supplier of advanced Input/Output (I/O) products for PC-related computing applications supplied by major original equipment manufacturers (OEMs) and motherboard manufacturers. The Company's broad LPC-based and ISA-based product portfolio provides a variety of integration levels for designers, with unique configurations of serial ports, parallel ports, keyboard controllers, hardware monitoring, infrared ports, real time clocks, general purpose I/O pins, logic integration and power management.

The Company is the market leader in providing I/O solutions and embedded controllers for the rapidly expanding mobile PC market, and in supplying I/O solutions for desktop PC applications, featuring I/O and USB hubs, and environmental monitoring and fan control.

SMSC has leveraged its analog design expertise to develop a line of stand-alone environmental monitoring and control (EMC) products, providing thermal management, hardware monitoring and voltage supervision, all of which are critical to ensuring the stability and reliability of computing systems. The Company's EMC sensor and fan control products are specifically designed to safeguard today's high-heat, small form factor system designs.

The Company's computing platform solutions products also extend into the PC-based server market. Advanced I/O products for server applications build on SMSC's broad I/O and system management expertise and include timers, flash memory interfaces, thermal management and other requirements of server configurations.

Product offerings within the Company's computing platform solutions product line include:

o Stand-alone desktop I/O products, including the LPC47M10x and the LPC47B27x, which are both 100-pin enhanced Super I/O controllers with LPC interfaces, targeting consumer applications.
o Integrated desktop I/O products, including the LPC47M14x, which is a 128-pin enhanced Super I/O controller with an LPC interface and a USB hub, and the LPC47M192, an LPC-based Super I/O controller with hardware monitoring.
o Stand-alone mobile I/O products, including the LPC47N227, which is a 100-pin Super I/O controller with LPC interface for notebook PC applications, and the LPC47N237, a 3.3-volt I/O controller for port replicators and docking stations.
o Integrated mobile I/O products, including the LPC47N253, a 3.3-volt advanced mobile systems controller with serial peripheral interface (SPI).
o Mobile keyboard controllers, including the LPC47N350, an advanced I/O with SPI and LPC docking interface.
o Environmental monitoring and control products, including the EMCT03, a triple SMBus temperature monitor, and the EMC6D103, a fan control device with high frequency PWM (pulse width modulation) support and hardware monitoring features.
o Server I/O products, including the LPC47S422, an enhanced Super I/O controller with LPC interface for server applications.


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

As SMSC continues to broaden its product offerings, it will likely face new competitors in other markets. Many of the Company's potential competitors have the ability to invest larger dollar amounts into research and development, and some have their own manufacturing facilities, which may give them a cost advantage on large volume products.

The principal methods that the Company uses to compete include the introduction of innovative new products, providing industry-leading product quality and customer service, adding new features to its products, improving product performance, striving to ensure availability of product and reducing manufacturing costs. SMSC also cultivates strategic relationships with certain key customers who are technology leaders in its target markets, which provide insight into market trends and opportunities for the Company to better support those customers' needs.

The Company believes that it currently competes effectively in the areas discussed in the previous paragraph to the extent they are within its control. However, given the pace at which change occurs in the semiconductor, personal computer and other high-technology industries, SMSC's current competitive capabilities are not a guarantee of future success.


Research and Development

The semiconductor industry, and the individual markets in which the Company currently competes, are highly competitive, and the Company believes that continued investment in research and development (R&D) is essential to maintaining and improving its competitive position. SMSC has strategic relationships with many of its customers and tailors its solutions to these specific customers' needs. Serving a wide array of world class OEMs, the Company's continued success will be based, among other things, on its ability to meet the individual needs of these customers and to help them speed their own products to market.

SMSC's R&D activities are performed by a team of highly-skilled engineers and technicians, and are primarily directed towards the design of new integrated circuits in both mainstream and emerging technologies, the development of new software design tools and blocks of logic, as well as ongoing cost reductions and performance improvements in existing products.

In recent years, SMSC has migrated from an organization with a traditional strength and rich history in digital design, to become a supplier with broad engineering and design expertise in digital, analog and mixed-signal solutions. Electronic signals fall into one of two categories - analog or digital. Digital signals are used to represent the "ones" and "zeros" of binary arithmetic, and are either on or off. Analog, or linear, signals represent real-world phenomena, such as temperature, pressure, sound, speed and motion. These signals can be detected and measured using analog sensors, which represent real-world phenomena by generating varying voltages and currents. Mixed-signal products combine digital and analog circuitry into a single device. Mixed-signal solutions can significantly reduce package sizes by integrating system interfaces, reducing external component requirements and lowering power consumption, all of which reduce system costs. Nearly half of SMSC's currently shipping products are mixed-signal devices.

SMSC employs engineers with a wide range of experience in digital, mixed-signal and analog MOS/VLSI circuit design, from experienced industry veterans to new engineers recently graduated from top universities. Their activities are supported by state-of-the-art hardware, software, and other product design tools procured from world-class suppliers. The Company's engineering design centers are strategically located in New York, Texas and Arizona to take full advantage of the technological expertise found in each area, and to closely cater to a widespread base of customers located across the country.


Manufacturing

SMSC provides semiconductor solutions using a fabless manufacturing model, which is increasingly common in the semiconductor industry. Third party contract foundries and package assemblers are engaged to fabricate the Company's products onto silicon wafers, cut these wafers into die and assemble the die into finished packages. This strategy allows the Company to focus its resources on product design and development, marketing and quality assurance. It also reduces fixed costs and capital requirements, and provides the Company access to the most advanced manufacturing capabilities.

The Company's primary wafer suppliers are Chartered Semiconductor Manufacturing, Ltd. in Singapore and Taiwan Semiconductor Manufacturing Company, Ltd. (TSMC) in Taiwan. The Company may negotiate additional foundry supply contracts and establish other sources of wafer supply for its products as such arrangements become useful or necessary, either economically or technologically.

Processed silicon wafers are shipped to various third party assembly suppliers, most of which are located in the Pacific Rim region, where they are separated into individual chips that are then encapsulated into plastic packages. As is the case with the Company's wafer supply requirements, SMSC employs a number of independent suppliers for assembly purposes. This enables the Company to take advantage of the subcontractor's high volume manufacturing, related cost savings, speed and supply flexibility. It also provides SMSC with timely access to cost-effective advanced process and package technologies. The Company purchases most of its assembly services from Advanced Semiconductor Engineering, Inc., ST Assembly Test Services, Ltd., Orient Semiconductor Electronics, Ltd., and Amkor Technology, Inc.

Following assembly, each of the packaged units receives final testing, marking and inspection prior to shipment to customers. Final testing for most of the Company's products is performed at SMSC's own state-of-the-art testing operation in Hauppauge, New York. Final testing services of independent test suppliers are also utilized as necessary, most of which occur in the Pacific Rim region.

Customers demand semiconductors of the highest quality and reliability for incorporation into their products. SMSC focuses on product reliability from the initial stages of the design cycle through each specific design process, including production test design. In addition, designs are subject to in-depth circuit simulation at temperature, voltage and processing extremes before initiating the manufacturing process. The Company prequalifies each of its assembly and foundry subcontractors. This prequalification process consists of a series of industry standard environmental product stress tests, as well as an audit and analysis of the subcontractor's quality system and manufacturing capability. Wafer foundry production and assembly services are closely monitored to ensure consistent overall quality, reliability and yield levels.


New Brand Identity

On April 26, 2004, SMSC unveiled a new global brand identity, including a new logo, a new tagline - "Success by Design," and a new website design at its www.smsc.com homepage. Through its communications initiatives, the Company is placing a new emphasis and focus on building awareness of its significant accomplishments and unique capabilities to serve customers. The new "Success by Design" tagline underscores the Company's mission of being an essential ingredient that fuels its customers' success and highlights its culture which is deliberate in the manner in which it ensures success for its customers, investors, suppliers, employees and other partners.


Sales, Marketing and Customer Service

SMSC has historically been a successful supplier of Application-Specific Custom Products (ASCPs), tailored to the specific needs of its customers. To address its customers' aggressive cost and time-to-market objectives, the Company is increasingly designing and delivering Application-Specific Standard Products (ASSPs), while remaining focused on retaining its expertise of providing innovative, yet diverse, product features for its customers.

The Company's sales and marketing strategy is to achieve design wins with technology leaders in targeted markets through superior sales, field applications and engineering support. Sales managers are dedicated to key OEM customers to ensure the highest level of customer service and to promote close cooperation and communication. The success of its customers is a cornerstone of SMSC's corporate strategy.

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

The Company strives to make the design-in of its products as easy as possible for its customers. To facilitate this, SMSC offers a wide variety of support tools, including evaluation boards, sample BIOS, diagnostics programs, sample schematics and PCB layout files, driver programs, data sheets, industry standard specifications and other documentation. These tools are readily available from the Company's sales offices and sales representatives. SMSC's home page on the World Wide Web (www.smsc.com) provides customers with immediate access to its latest product information. In addition, the Company maintains an electronic bulletin board so that registered customers can download software updates as needed. Customers are also provided with reference platform designs for many of the Company's products, which enable easier and faster transitions from the initial prototype designs through final production releases.

SMSC markets and sells its products in the United States through a direct sales force, electronics distributors and manufacturers' representatives. Two independent distributors are currently engaged to serve the majority of the North American market. Internationally, products are marketed and sold through regional sales offices located in Germany, Taiwan, China and Korea as well as through a network of independent distributors and representatives. The Company serves the Japanese marketplace primarily through its Tokyo, Japan-based subsidiary, SMSC Japan.

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

The Company generates a significant portion of its sales and revenues from international customers. While the demand for the Company's products is primarily driven by the worldwide demand for personal computers, peripheral devices, and embedded systems applications sold by U.S.-based suppliers, a significant portion of the Company's products are sold to manufacturing subcontractors of those U.S.-based suppliers, and to distributors who serve to feed the high technology manufacturing pipeline, located in Asia and the Pacific Rim. The majority of the world's personal computer, personal computer motherboard and other high technology manufacturing activity occurs in that region. The Company expects that international shipments, particularly to Asia and the Pacific Rim regions, will continue to represent a significant portion of its sales and revenues.

The information below summarizes sales and revenues to unaffiliated customers for fiscal 2004, 2003 and 2002 by geographic region (in thousands):


For the years ended February 29 or 28,           2004         2003         2002
--------------------------------------------------------------------------------
North America                                $ 37,138     $ 14,712     $ 42,913
Asia and the Pacific Rim                      168,380      131,903      106,123
Europe                                         10,335        8,823       10,157
Rest of World                                      20           79          105
--------------------------------------------------------------------------------
                                             $215,873     $155,517     $159,298
================================================================================



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

SMSC has patent cross-licensing agreements with more than thirty companies, including such semiconductor manufacturers as IBM, Intel, Micron Technology, NEC and Toshiba, providing access to more than 40,000 U.S. patents. Almost all of the Company's cross-licensing agreements give SMSC the right to use, royalty-free, patented intellectual property of the other companies. In situations where the Company needs to acquire strategic intellectual property not covered by cross-licenses, the Company enters into agreements to purchase or license the required intellectual property.


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

From time to time, several key customers can account for a significant portion of the Company's sales and revenues. Sales and revenues from significant customers for fiscal 2004, 2003 and 2002, stated as percentages of total sales and revenues, are summarized as follows:


For the years ended February 29 or 28,     2004        2003        2002
--------------------------------------------------------------------------
Customer A                                 16%         20%         15%
Customer B                                 16%         14%          6%
Customer C                                 12%         10%         29%
Customer D                                 12%         12%          6%

The Company expects that its key customers will continue to account for a significant portion of its sales and revenues in fiscal 2005 and for the foreseeable future.


Employees

At February 29, 2004, the Company employed 546 individuals, including 122 in sales, marketing and customer support, 130 in manufacturing and manufacturing support, 199 in research and product development and 95 in administrative support and building maintenance activities.

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


Additional Information

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Company's web site at www.smsc.com, as soon as reasonably practicable after the filing of such reports with the Securities and Exchange Commission. Information contained on the Company's web site is not part of this report.


Other Factors That May Affect Future Operating Results

Before deciding to invest in the Company, or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in the Company's other reports filed or furnished with the SEC, including the Company's reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also affect the Company's operations. Any of the risks, uncertainties, events or circumstances described below could cause the Company's financial condition or results of operations to be adversely affected.

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

The Personal Computer Industry - Sales of many of the Company's products depend largely on sales of personal computers and peripheral devices. Reductions in the rate of growth of the PC market could adversely affect the Company's operating results. In addition, as a component supplier to PC manufacturers, the Company may experience greater demand fluctuation than its customers themselves experience. Also, some of the Company's products are used in PCs for the consumer market, which can be more volatile than other segments of the PC marketplace.

The PC industry is characterized by ongoing product changes and improvements, much of which is driven by several large companies whose own business strategies play significant roles in determining PC architectures. Future shifts in PC architectures may not always be anticipated or be consistent with the Company's product roadmaps.

Worldwide Economic Environment - Calendar 2001 and 2002 were characterized by slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending and liquidity concerns which, along with international conflicts and terrorist and military activity, resulted in a downturn in worldwide economic conditions. As a result of these unfavorable economic conditions, the Company experienced a slowdown in customer orders in fiscal 2002. The Company's fiscal 2003 and fiscal 2004 order input showed sequential improvement, driven by new design wins and an overall general economic recovery. In addition, recent political and social turmoil related to international conflicts and terrorist acts may place further pressure on economic conditions in the U.S. and worldwide. These unstable political, social and economic conditions make it challenging for the Company, its customers and its suppliers to forecast and plan future business activities.

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

Reliance upon Subcontract Manufacturing - The vast majority of the Company's products are manufactured and assembled by independent foundries and subcontract manufacturers. This reliance upon foundries and subcontractors involves certain risks, including potential lack of manufacturing availability, reduced control over delivery schedules, the availability of advanced process technologies, changes in manufacturing yields and potential cost fluctuations. During downturns in the semiconductor economic cycle, reduction in overall demand for semiconductor products could financially stress certain of the Company's subcontractors. If the financial resources of such independent subcontractors are stressed, the Company may experience future product shortages, quality assurance problems, increased manufacturing costs or other supply chain disruptions.

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

Strategic Relationships with Customers - The Company's future success depends in significant part on strategic relationships with certain of its customers. If these relationships are not maintained, or if these customers develop their own solutions, adopt a competitor's solution, or choose to discontinue their relationships with SMSC, the Company's operating results could be adversely affected.

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

Shipments to Distributors - A significant portion of the Company's product sales are made through distributors. The Company's distributors generally offer products of several different suppliers, including products that may be competitive with the Company's products. Accordingly, there is risk that these distributors may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company's products. In addition, the Company's agreements with its distributors are generally terminable at the distributor's option. No assurance can be given that future sales by distributors will continue at current levels or that the Company will be able to retain its current distributors on acceptable terms. A reduction in sales efforts by one or more of the Company's current distributors or a termination of any distributor's relationship with the Company could have an adverse effect on the Company's operating results.

Business Concentration in Asia - A significant number of the Company's foundries and subcontractors are located in Asia. Many of the Company's customers also manufacture in Asia or subcontract manufacturing to Asian companies. A significant portion of the world's personal computer component and circuit board manufacturing, as well as personal computer assembly, occurs in Taiwan, and many of the Company's suppliers and customers are based in, or do significant business in, Taiwan. This concentration of manufacturing and selling activity in Asia, and in Taiwan in particular, poses risks that could affect the supply and cost of the Company's products, including currency exchange rate fluctuations, economic and trade policies and the political environment in Taiwan and other Asian communities. Portions of the Asian community have recently experienced health risks associated with the SARS virus, the economic impact of which is still unclear. The Pacific Rim region is also subject to the risk of earthquakes. For example, in September 1999, a major earthquake caused widespread damage and business interruptions in Taiwan. While the September 1999 earthquake did not materially adversely affect the Company's business, future earthquakes or other natural disasters in this region, if they occur, could adversely effect the Company's operating results.

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

The Company believes that stock option grants are critical to its ability to attract and retain personnel. Stock option plans are generally subject to shareholder approval. From time to time, the Company seeks approval of new stock option plans from its shareholders, and plans to seek a new approval for a new option plan at its 2004 Annual Shareholder's Meeting. SMSC's ability to hire or retain highly qualified personnel may be adversely impacted by an inability to provide competitive stock option grants or other stock-based compensation if shareholder approval for such plans is not obtained in a timely manner, or at all.

Volatility of Stock Price - The market price of the Company's common stock can fluctuate significantly on the basis of such factors as the Company's or its competitors' announcements of new products, quarterly fluctuations in the Company's financial results or in the financial results of other semiconductor companies, changes in the expectations of market analysts or investors, or general conditions in the semiconductor industry or in the financial markets. In addition, stock markets in general have experienced extreme price and volume volatility in recent years. This volatility has often had a significant impact on the stock prices of high technology companies, at times for reasons that appear unrelated to the company's performance.

Environmental Regulation - Environmental regulations and standards are established worldwide to control discharges, emissions, and solid wastes from manufacturing processes. Within the United States, federal, state and local agencies establish these regulations. Outside of the United States, individual countries and local governments establish their own individual standards. The Company believes that its activities conform to present environmental regulations and the effects of this compliance have not had a material effect on the Company's capital expenditures, operating results, or competitive position.

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

--------------------------------------------------------------------------------

SMSC is a registered trademark, and CircLink is a trademark, of Standard Microsystems Corporation. Product names and company names are the trademarks of their respective holders.

Item 2.   Properties.
---------------------

SMSC's headquarters are in Hauppauge, New York, where it owns two facilities, and leases a third facility, totaling approximately 175,000 square feet of plant and office space, located on approximately 18 acres of land. Two of these facilities, including the leased facility, totaling 130,000 square feet on 14 acres of land, are used to conduct research, development, product testing, warehousing, shipping, marketing, selling and administrative activities. The Company's other facility in Hauppauge is currently vacant, and the Company has executed a contract to sell the facility. Closing of this sale is expected to occur before the end of calendar 2004.

The Company plans to begin construction of an addition to its headquarters facility in Hauppauge, New York, during fiscal 2005. The current plan is to expand the facility from its current 80,000 square feet to approximately 200,000 square feet, allowing consolidation of the Company's Hauppauge operations into a single facility during fiscal 2006.

In addition, the Company maintains offices in leased facilities in San Jose, California; Austin, Texas; Phoenix, Arizona; Tucson, Arizona; Munich, Germany; Tokyo, Japan; Taipei, Taiwan; Shanghai and Hong Kong, China and Seoul, South Korea. These leases expire at various times through August 2008.


Item 3.   Legal Proceedings.
----------------------------

From time to time as a normal incidence of doing business, various claims and litigation may be asserted or commenced against the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, but management believes that their ultimate resolution is not likely to have a material adverse effect on the Company's consolidated financial position. Nevertheless, an adverse outcome of any significant matter could have a material adverse effect on the Company's consolidated results of operations or cash flows in the quarter or annual period in which one or more of these matters are resolved.

In June 2003, SMSC was named as a defendant in a patent infringement lawsuit filed by Analog Devices, Inc. (ADI) in the United States District Court for the District of Massachusetts (Analog Devices, Inc. v. Standard Microsystems Corporation, Case Number 03 CIV 11216). The Complaint, as amended, alleges that some of the Company's products infringe one or more of three of ADI's patents, and seeks injunctive relief and unspecified damages. In September 2003, the Company filed an Answer in the lawsuit, denying ADI's allegations and raising affirmative defenses and counterclaims. The Company is vigorously defending the lawsuit and collecting evidence to support its defenses to infringement and its allegations of patent invalidity and unenforceability. Although it is premature to assess the outcome of the litigation, the Company believes that the allegations against it are without merit.

The Company was involved in an arbitration with Accton Technology Corporation (Accton) and SMC Networks, Inc. (Networks) related to claims associated with the purchase of an 80.1% interest in Networks by Accton from SMSC in October 1997. In September 2003, the arbitration panel issued its decision in this action, which directed the release of an escrow account to SMSC and awarded certain other payments among the parties. In December 2003, the parties reached a final settlement of the award, resulting in SMSC receiving $2.7 million in cash, including the escrow account, and realizing a pre-tax gain of $0.3 million.


Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

None.


Executive Officers of the Registrant

The Company's executive officers and their ages as of April 30, 2004 are as follows:


Name                        Age                     Position
------------------------  ------  ----------------------------------------------
Steven J. Bilodeau           45   Chairman  of  the  Board,  President and Chief
                                  Executive Officer
Andrew M. Caggia             55   Senior  Vice President  and  Chief   Financial
                                  Officer
George W. Houseweart         62   Senior  Vice  President,  General Counsel  and
                                  Secretary
Robert E. Hollingsworth      55   Senior  Vice  President  and  General Manager,
                                  Connectivity Solutions Group
Peter S. Byrnes              46   Vice President and General  Manager, Computing
                                  Platform Solutions Group
Mitchell A. Statham          45   Vice President, Worldwide Sales
Eric M. Nowling              47   Vice President, Controller  and  Chief
                                  Accounting Officer


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

Robert E. Hollingsworth has served as Senior Vice President and General Manager, Connectivity Solutions Group since November 2003. Previously, he served as Senior Vice President - Sales and Marketing, from January 2003 through November 2003. He was elected an officer of the Company in January 2003. He served as Senior Vice President and General Manager - Advanced I/O Products from June 2002 to January 2003; as Senior Vice President - Sales and Marketing - PC Products from September 1999 to June 2002; and as Divisional Vice President - Component Products Marketing from January 1997 to September 1999.

Peter S. Byrnes has served as Vice President and General Manager, Computing Platforms Solutions Group since November 2003. Previously, he served as Vice President - Operations from June 2000 through November 2003. Prior to that, he served as Vice President - Product Assurance and Manufacturing Engineering from May 1999 to June 2000, and as Vice President - Product Assurance from July 1998 to May 1999. Mr. Byrnes has been an officer of the Company since 1998.

Mitchell A. Statham has served as the Company's Vice President, Worldwide Sales since November 2003. Previously, he served as Vice President, Sales from January 2003 through November 2003, and as Vice President, Worldwide Sales, Advanced I/O Products from joining SMSC in June 2002 through January 2003. He was elected an officer of the Company in April 2004. Prior to joining SMSC, he served in various sales management positions with NEC Electronics from February 1999 to March 2002.

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

                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
--------------------------------------------------------------------------------

The information captioned "Market price per share" and the last two paragraphs appearing in the Company's 2004 Annual Report to Shareholders (the "2004 Annual Report") within Note 18 to the Consolidated Financial Statements, entitled "Quarterly Financial Data (Unaudited)", are incorporated herein by this reference. Except as specifically set forth herein and elsewhere in this Form 10-K, no information appearing in the 2004 Annual Report is incorporated by reference into this report, nor is the 2004 Annual Report deemed to be filed, as part of this report or otherwise, pursuant to the Securities Exchange Act of 1934.


Item 6.   Selected Financial Data.
----------------------------------

The information appearing in the 2004 Annual Report under the caption "Selected Financial Data" is incorporated herein by this reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

The  information   appearing  in  the  2004  Annual  Report  under  the  caption
"Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by this reference.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------

The information appearing in the 2004 Annual Report under the caption "Financial Market Risks" is incorporated herein by this reference.


Item 8.   Financial Statements and Supplementary Data.
------------------------------------------------------

The financial statements, notes thereto, Reports of Independent Auditors thereon
and  quarterly   financial   data  appearing  in  the  2004  Annual  Report  are
incorporated herein by this reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

Not applicable.


Item 9A.  Controls and Procedures.
----------------------------------

The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company's evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of February 29, 2004, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company's internal control over financial reporting during the Company's fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

The information  concerning the Company's  executive  officers  required by this item is incorporated herein by reference to the section within Item I of this report entitled "Executive Officers of the Registrant".

The information concerning the Company's directors required by this item is incorporated herein by reference to the section entitled "Election of Directors" appearing in the 2004 Proxy Statement related to the 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement").

The information concerning the Company's Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the 2004 Proxy Statement.

The information concerning the Company's code of ethics is incorporated herein by reference to the section entitled "Code of Business Conduct and Ethics" appearing in the 2004 Proxy Statement.


Item 11.  Executive Compensation.
---------------------------------

The information appearing in the 2004 Proxy Statement under the caption "Executive Compensation" is incorporated herein by this reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
--------------------------------------------------------------------------------

The information concerning (a) the only persons that have reported beneficial ownership of more than 5% of the common stock of the Company, (b) the ownership of the Company's common stock by the Chief Executive Officer and the four other most highly compensated executive officers, and all executive officers and directors as a group, and (c) ownership of the Company's common stock by each of the directors, contained under the caption "Voting Securities of Certain Beneficial Owners and Management" appearing in the 2004 Proxy Statement, is incorporated herein by this reference. The information concerning securities authorized for issuance under equity compensation plans contained under the caption "Equity Compensation Plan Information" appearing in the 2004 Proxy Statement is also incorporated herein by this reference.


Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

The information appearing in the 2004 Proxy Statement under the caption "Certain
Relationships  and  Related   Transactions"  is  incorporated   herein  by  this
reference.


Item 14.  Principal Accounting Fees and Services.
-------------------------------------------------

The information appearing in the 2004 Proxy Statement under the caption "Principal Accounting Fees and Services" is incorporated herein by this reference.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
---------------------------------------------------------------------------


 (a) 1.   Financial Statements:

 The following consolidated financial statements of the Company and its subsidiaries, notes thereto, and Reports of Independent Auditors thereon have been incorporated by reference from the 2004 Annual Report pursuant to Part II,
 Item 8 of this report:

     Consolidated Balance Sheets as of February 29, 2004 and February 28, 2003

     Consolidated Statements of Operations for the three years ended February 29, 2004

     Consolidated Statements of Shareholders' Equity for the three years ended February 29, 2004

     Consolidated Statements of Cash Flows for the three years ended February 29, 2004

     Notes to Consolidated Financial Statements

     Reports of Independent Auditors

     2.   Financial Statement Schedules:

The following financial statement schedule and Report of Independent Auditors thereon are filed as part of this report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Schedule                        Title
--------            ----------------------------------
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

(b)  Reports on Form 8-K

On January 14, 2004, SMSC furnished a report on Form 8-K, relating to its announcement that it had redeemed the minority interest in SMSC Japan from Sumitomo Metal Industries, Ltd., as presented in its press release dated January 14, 2004.

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



                        STANDARD MICROSYSTEMS CORPORATION
                        ---------------------------------

                                  (Registrant)


                        By   /s/ ANDREW M. CAGGIA
                             ---------------------
                             Andrew M. Caggia
                             Senior Vice President and
                             Chief Financial Officer, and Director
                             (Principal Financial Officer)


Date: May 14, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


     Signature and Title                                Date
     -------------------                                ----



     /s/ STEVEN J. BILODEAU                             May 14, 2004
     ----------------------
     Steven J. Bilodeau
     Chairman of the Board,
     President and Chief Executive Officer
     (Principal Executive Officer)


     /s/ ERIC M. NOWLING                                May 14, 2004
     -------------------
     Eric M. Nowling
     Vice President, Controller and
     Chief Accounting Officer
     (Principal Accounting Officer)


     /s/ ROBERT M. BRILL                                May 14, 2004
     -------------------
     Robert M. Brill
     Director


     /s/ TIMOTHY P. CRAIG                               May 14, 2004
     --------------------
     Timothy P. Craig
     Director


     /s/ JAMES A. DONAHUE                               May 14, 2004
     --------------------
     James A. Donahue
     Director


     /s/ PETER F. DICKS                                 May 14, 2004
     ------------------
     Peter F. Dicks
     Director


     /s/ IVAN T. FRISCH                                 May 14, 2004
     ------------------
     Ivan T. Frisch
     Director

Schedule II  -  Valuation and Qualifying Accounts

For the Three Years Ended February 29, 2004
(in thousands)



----------------------------------------------------------------------------------------------------------------------
                                       Balance at    Charged to    Charged to                             Balance at
                                       Beginning     Costs and        Other                                 End of
                                       of Period      Expenses      Accounts            Deductions          Period
----------------------------------------------------------------------------------------------------------------------

Year Ended February 29, 2004

Allowance for Doubtful Accounts          $  460        $    5         $     -            $    (27)           $ 438
Reserve for Product Returns              $  200        $  113         $     -            $   (248)  (b)      $  65

Year Ended February 28, 2003

Allowance for Doubtful Accounts          $  450        $   10         $     -            $      -            $ 460
Reserve for Product Returns              $  438        $  208         $     -            $   (446)  (b)      $ 200

Year Ended February 28, 2002

Allowance for Doubtful Accounts          $  362        $  110         $   (22)   (a)     $      -            $ 450
Reserve for Product Returns              $  560        $1,446         $     -            $ (1,568)  (b)      $ 438



(a)  Represents  adjustment of reserve balance based upon evaluation of accounts
     receivable   collectibility.
(b)  Represents returns of product from customers.

                        Report of Independent Auditors on
                          Financial Statement Schedule


To the Board of Directors and Shareholders of Standard Microsystems Corporation:

Our audits of the consolidated financial statements referred to in our report dated April 9, 2004 appearing in the February 29, 2004 Annual Report to Shareholders of Standard Microsystems Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PricewaterhouseCoopers LLP

New York, NY
April 9, 2004

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

   10.1* Employment Agreement with Steven J. Bilodeau, dated March 18, 1999, incorporated by reference to Exhibit 10.5 to the registrant's Form 10-K for the fiscal year ended February 28, 1999.

   10.2* Employment Agreement with Andrew M. Caggia, dated January 7, 2000, incorporated by reference to Exhibit 10.5 to the registrant's Form 10-K for the fiscal year ended February 29, 2000.

   10.3* Amendments to Employment Agreements with Steven J. Bilodeau and Andrew M. Caggia, incorporated by reference to Exhibit 10.3 to the registrant's Form 10-K for the fiscal year ended February 28, 2002.

   10.4* 1994 Director Stock Option Plan, incorporated by reference to Exhibit A to the registrant's Proxy Statement dated May 31, 1995.

   10.5* 2001 Director Stock Option Plan, incorporated by reference to Exhibit B to the registrant's Proxy Statement dated July 11, 2001.

   10.6* Amendment to the 2001 Director Stock Option Plan, dated April 4, 2002, incorporated by reference to Exhibit 10.7 to the registrant's Form 10-K for the fiscal year ended February 28, 2002.

   10.7* Amendment to the 1994 Director Stock Option Plan, adopted July 14, 1998, incorporated by reference to information appearing on page 11 of the registrant's Proxy Statement dated June 1, 1998.

   10.8*    Retirement  Plan  for  Directors,  incorporated   by  reference  to
            Exhibit 10.14 to the registrant's Form 10-K for the fiscal year ended February 28, 1995.

   10.9* Amendment to the Retirement Plan for Directors, incorporated by reference to Exhibit 10.11 to the registrant's Form 10-K for the fiscal year ended February 28, 2002.

   10.10*   1993    Stock  Option   Plan  for   Officers   and  Key   Employees,
            incorporated by reference to Exhibit A to the registrant's Proxy Statement dated May 25, 1993.

   10.11* Executive Retirement Plan, incorporated by reference to Exhibit 10(x) to the registrant's Form 10-K for the fiscal year ended February 28, 1994.

   10.12*   Amendment  to  the  Executive  Retirement  Plan,   incorporated  by
            reference to Exhibit 10.14 to the registrant's Form 10-K for the fiscal year ended February 28, 2002.

   10.13* Amendment to the Executive Retirement Plan, dated January 28, 2003, incorporated by reference to Exhibit 10.15 to the registrant's Form 10-K for the fiscal year ended February 28, 2003.

   10.14*   1994  Stock   Option   Plan   for   Officers   and  Key   Employees,
            incorporated by reference to Exhibit A to the registrant's Proxy Statement dated May 26, 1994.

   10.15* Resolutions adopted October 31, 1994, amending the Retirement Plan for Directors and the Executive Retirement Plan, incorporated by reference to Exhibit 10.18 to the registrant's Form 10-K for the fiscal year ended February 28, 1995.

   10.16* Resolutions adopted January 3, 1995, amending the 1994, 1993 and 1989 Stock Option Plans and the 1991 Restricted Stock Plan, incorporated by reference to Exhibit 10.19 to the registrant's Form 10-K for the fiscal year ended February 28, 1995.

   10.17*   1996  Restricted  Stock  Bonus  Plan,  incorporated  by reference to
            Exhibit 10.18 to the registrant's Form 10-K for the fiscal year ended February 28, 2002.

   10.18*   1998  Stock   Option   Plan   for   Officers   and  Key   Employees,
            incorporated by reference to Exhibit A to the registrant's Proxy Statement dated June 1, 1998.

   10.19*   1999  Stock   Option  Plan   for   Officers    and  Key   Employees,
            incorporated by reference to Exhibit A to the registrant's Proxy Statement dated June 9, 1999.

   10.20*   2000  Stock  Option   Plan   for   Officers    and  Key   Employees,
            incorporated by reference to Exhibit A to the registrant's Proxy Statement dated June 6, 2000.

   10.21*   2001  Stock  Option and  Restricted  Stock Plan for Officers and Key
            Employees,   incorporated   by   reference   to  Exhibit  C  to  the
            registrant's Proxy Statement dated June 11, 2001.

   10.22*   Plan   for   Deferred  Compensation  in  Common  Stock  for  Outside
            Directors, dated March 7, 1997, as amended, incorporated by reference to Exhibit 10.23 to the registrant's Form 10-K for the fiscal year ended February 28, 2002.

   10.23* Amendment to the Plan for Deferred Compensation in Common Stock for Outside Directors, dated July 10, 2002, incorporated by reference to Exhibit 10.25 to the registrant's Form 10-K for the fiscal year ended February 28, 2003.

   10.24*   2002   Inducement   Stock Option Plan,  incorporated by reference to
            Exhibit 10.26 to the registrant's Form 10-K for the fiscal year ended February 28, 2003.

   10.25*   2003   Director  Stock  Option  Plan,  incorporated  by reference to
            Exhibit C to the registrant's Proxy Statement dated July 9, 2003.

   10.26* 2003 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit B to the registrant's Proxy Statement dated July 9, 2003.

   10.27*   2003   Inducement  Stock  Option Plan,  incorporated by reference to
            Exhibit 4.3 to the registrant's Form S-8 filed September 15, 2003.

   10.28 Agreement and Plan of Merger among Standard Microsystems Corporation, SMSC Sub, Inc., and Gain Technology Corporation, dated April 29, 2002, incorporated by reference to Exhibit 2.1 to the registrant's Form 8-K filed on June 19, 2002.

   13 Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended February 29, 2004, filed herewith.

   21       Subsidiaries of the Registrant, filed herewith.

   23.1     Consent of PricewaterhouseCoopers LLP, filed herewith.

   23.2     Notice regarding consent of Arthur Andersen LLP, filed herewith.

   31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, filed herewith.

   31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, filed herewith.

   32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.