Form 10-Q
period 2004-05-31
STANDARD MICROSYSTEMS CORP
filed 2004-07-02
CIK 93384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
            --------------------------------------------------------

                                    FORM 10-Q
             -------------------------------------------------------

                    [x] QUARTERLY REPORT PURSUANT TO SECTION
                               13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2004

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

As of May 31, 2004, there were 18,417,890 shares of the registrant's common stock outstanding.

                        Standard Microsystems Corporation

                                    Form 10-Q
                       For the Quarter Ended May 31, 2004

                                Table of Contents



Part I     Financial Information

Item 1     Financial Statements (unaudited):
           Condensed Consolidated Balance Sheets as of May 31, 2004 and February 29, 2004
           Condensed Consolidated Statements of Operations for the Three Months Ended May 31, 2004 and 2003
           Condensed Consolidated Statements of Cash Flows for the Three Months Ended May 31, 2004 and 2003
           Notes to Condensed Consolidated Financial Statements
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3     Quantitative and Qualitative Disclosures About Market Risk
Item 4     Controls and Procedures

Part II    Other Information

Item 1     Legal Proceedings
Item 6     Exhibits and Reports on Form 8-K

Signature

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands)


                                                     May 31,       February 29,
                                                      2004            2004
                                                      ----            ----
Assets
Current assets:
 Cash and cash equivalents                       $   130,855      $   135,161
 Short-term investments                               27,260           23,136
 Accounts receivable, net                             29,821           21,946
 Inventories                                          23,199           23,162
 Deferred income taxes                                14,748           15,064
 Other current assets                                  8,946            8,549
-------------------------------------------------------------------------------

   Total current assets                              234,829          227,018
-------------------------------------------------------------------------------

Property, plant and equipment, net                    23,295           23,430
Long-term investments                                 11,600           15,600
Goodwill                                              29,595           29,595
Intangible assets, net                                 4,380            4,697
Deferred income taxes                                  6,276            6,493
Other assets                                           3,169            3,192
-------------------------------------------------------------------------------

                                                 $   313,144      $   310,025
===============================================================================

Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                $    12,661      $    14,679
 Deferred income on shipments to distributors         11,912            7,972
 Accrued expenses, income taxes and other
  liabilities                                         11,654           13,168
-------------------------------------------------------------------------------

   Total current liabilities                          36,227           35,819
-------------------------------------------------------------------------------

Other liabilities                                     11,488           12,104

Shareholders' equity:
 Preferred stock                                           -                -
 Common stock                                          2,024            2,019
 Additional paid-in capital                          182,993          181,830
 Retained earnings                                   101,922           99,010
 Treasury stock, at cost                             (23,454)         (23,454)
 Deferred stock-based compensation                    (2,658)          (1,962)
 Accumulated other comprehensive income                4,602            4,659
-------------------------------------------------------------------------------

   Total shareholders' equity                        265,429          262,102
-------------------------------------------------------------------------------

                                                 $   313,144      $   310,025
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)


                                                     Three Months Ended
                                              ----------------------------------

                                                           May 31,
                                              ----------------------------------

                                                    2004             2003
                                                    ----             ----

Sales and revenues:
Product sales                                $        50,352    $        42,488
Intellectual property revenues                         2,701                233
--------------------------------------------------------------------------------
                                                      53,053             42,721

Cost of goods sold                                    26,385             22,059
--------------------------------------------------------------------------------

Gross profit                                          26,668             20,662

Operating expenses (income):
Research and development                              10,862              9,101
Selling, general and administrative                   11,852              9,513
Amortization of intangible assets                        317                360
Gains on real estate transactions                          -             (1,444)
--------------------------------------------------------------------------------

Income from operations                                 3,637              3,132

Interest income                                          466                443
Other expense, net                                       (32)              (736)
--------------------------------------------------------------------------------

Income before provision for income
 taxes and minority interest                           4,071              2,839

Provision for income taxes                             1,159                895

Minority interest in net income of
 subsidiary                                                -                 61
--------------------------------------------------------------------------------

Income from continuing operations                      2,912              1,883

Loss from discontinued operations (net
 of income tax benefits of $92)                            -               (164)
--------------------------------------------------------------------------------

Net income                                             2,912              1,719
================================================================================


Basic net income per share:
 Income from continuing operations           $          0.16    $          0.11
 Loss from discontinued operations                         -              (0.01)
--------------------------------------------------------------------------------

 Basic net income per share                             0.16               0.10
================================================================================

Diluted net income per share:
 Income from continuing operations           $          0.15    $          0.11
 Loss from discontinued operations                         -              (0.01)
--------------------------------------------------------------------------------

 Diluted net income per share                           0.15               0.10
================================================================================

Weighted average common shares outstanding:
 Basic                                                18,246             16,793
 Diluted                                              19,790             17,331

The sum of the income (loss) per share amounts may not total due to rounding.

See Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                   Three Months Ended May 31,
                                                              -------------------------------------

                                                                    2004                  2003
                                                              ---------------       ---------------

Cash flows from operating activities:
 Cash received from customers and licensees                   $      50,938        $      44,274
 Cash paid to suppliers and employees                               (52,240)             (42,623)
 Interest received                                                      421                  427
 Interest paid                                                          (39)                 (24)
 Income taxes paid                                                      (44)                (125)
---------------------------------------------------------------------------------------------------

  Net cash provided by (used for) operating
   activities                                                          (964)               1,929
---------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Capital expenditures                                                (2,902)              (1,602)
 Sales of property, plant and equipment                                   -                7,071
 Sales of long-term investments                                       4,000                1,199
 Purchases of short-term investments                                 (7,130)              (9,022)
 Sales of short-term investments                                      3,006               12,794
 Other                                                                    5                   (9)
---------------------------------------------------------------------------------------------------

  Net cash provided by (used for) investing
   activities                                                        (3,021)              10,431
---------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from issuance of common stock                                 210                   31
 Repayments of obligations under capital
  leases and notes payable                                             (506)                (438)
---------------------------------------------------------------------------------------------------

  Net cash used for financing activities                               (296)                (407)
---------------------------------------------------------------------------------------------------

Effect of foreign exchange rate changes on
 cash and cash equivalents                                              (25)                  85

Cash used for discontinued operation                                      -                 (256)
---------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 (4,306)              11,782

Cash and cash equivalents at beginning of period                    135,161               90,025
---------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                    $     130,855        $     101,807
===================================================================================================


Reconciliation of income from continuing operations to net cash provided by (used for) operating activities:

Income from continuing operations                             $       2,912        $       1,883
Adjustments to reconcile income from continuing
operations to net cash provided by (used for)
operating activities:
 Depreciation and amortization                                        2,942                2,750
 Tax benefits from employee stock plans                                  49                    3
 Gains from sales of investments and property, net                        -                 (696)
 Other adjustments, net                                                  (5)                 (67)
 Changes in operating assets and liabilities:
  Accounts receivable                                                (7,960)              (1,739)
  Inventories                                                           (48)              (2,711)
  Accounts payable, deferred income, accrued
  expenses and other liabilities                                        451                2,994
  Current and deferred income taxes                                   1,067                  621
  Other changes, net                                                   (372)              (1,109)
---------------------------------------------------------------------------------------------------

Net cash provided by (used for) operating activities          $        (964)       $       1,929
===================================================================================================

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of sales and revenues and expenses during the reporting period. Actual results may differ from those estimates, and such differences may be material to the financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended February 29, 2004 included in the Company's annual report on Form 10-K, as filed on May 14, 2004 with the Securities and Exchange Commission (SEC). The results of operations for the three months ended May 31, 2004 are not necessarily indicative of the results to be expected for any future periods.


2.   Stock-Based Compensation

     The Company has in effect several stock-based compensation plans under which incentive stock options, non-qualified stock options and restricted stock awards are granted to employees and directors. All stock options are granted with exercise prices equal to the fair value of the underlying shares on the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and accordingly recognizes no compensation expense for the stock option grants. Additional pro forma disclosures as required under Statement of Financial Accounting Standards
     (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," are detailed below.

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

     For purposes of pro forma disclosures, the estimated fair market value of the Company's options is amortized as an expense over the options' vesting periods. Had compensation expense been recorded under the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share data):


                                                                       Three Months Ended
                                                                             May 31,
                                                                  ---------------------------
                                                                       2004           2003
                                                                  ---------------------------

      Net income - as reported                                        $ 2,912        $ 1,719
      Add: Stock-based compensation expense included in net
      income, net of taxes - as reported                                  141            204
      Deduct: Stock-based compensation expense determined
      using the fair value method for all awards, net of taxes         (2,421)        (2,436)
     ----------------------------------------------------------------------------------------
      Net income (loss) - pro forma                                   $   632        $  (513)
     ========================================================================================

      Basic net income per share - as reported                        $  0.16        $  0.10
     ========================================================================================
      Diluted net income per share - as reported                      $  0.15        $  0.10
     ========================================================================================
      Basic net income (loss) per share - pro forma                   $  0.03        $ (0.03)
     ========================================================================================
      Diluted net income (loss) per share - pro forma                 $  0.03        $ (0.03)
     ========================================================================================



3.   Balance Sheet Data

     Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):


                                            May 31, 2004        Feb. 29, 2004
     -------------------------------------------------------------------------

      Raw materials                        $        836        $         910
      Work in process                            14,514               13,202
      Finished goods                              7,849                9,050
     -------------------------------------------------------------------------

                                           $     23,199        $      23,162
     =========================================================================

     Property, plant and equipment consist of the following (in thousands):

                                            May 31, 2004        Feb. 29, 2004
     -------------------------------------------------------------------------

      Land                                 $      1,570        $       1,570
      Buildings and improvements                 21,042               20,842
      Machinery and equipment                    92,146               90,195
      ------------------------------------------------------------------------
                                                114,758              112,607
      Less: accumulated depreciation             91,463               89,177
      ------------------------------------------------------------------------

                                           $     23,295        $      23,430
      ========================================================================


4.   Net Income Per Share

     Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of unvested restricted stock awards and shares issuable through stock options.

     The shares used in calculating basic and diluted net income per share for the Condensed Consolidated Statements of Operations included within this report are reconciled as follows (in thousands):

                                                       Three Months Ended
                                                            May 31,
                                                  ----------------------------
                                                     2004           2003
                                                  ------------- --------------

     Average shares outstanding for
      basic net income per share                       18,246         16,793

     Dilutive effect of stock options and
      unvested restricted stock awards                  1,544            538
     -------------------------------------------------------------------------

     Average shares outstanding for
      diluted net income per share                     19,790         17,331
     =========================================================================


     Stock options covering 0.2 million and 2.9 million shares for the three-month periods ended May 31, 2004 and 2003, respectively, were excluded from the computation of average shares outstanding for diluted net income per share because their effects were anti-dilutive.


5.   Comprehensive Income

     The Company's other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on equity investments classified as available-for-sale. The components of the Company's comprehensive income for the three months ended May 31, 2004 and 2003 were as follows (in thousands):


                                                          Three Months Ended
                                                               May 31,
                                                      --------------------------
                                                         2004          2003
                                                      ----------     ----------

     Net income                                           $  2,912     $  1,719
     Other comprehensive income:
     Change in foreign currency  translation
      adjustment                                               (53)          38
     Change in unrealized gain (loss) on marketable
      equity securities, net of taxes                           (4)          14
     Reclassification adjustment for loss on marketable
      equity security included in net income, net of
      taxes                                                      -          665
     ---------------------------------------------------------------------------

     Total comprehensive income                           $  2,855     $  2,436
     ===========================================================================

     During the three months ended May 31, 2003, the Company sold its remaining equity investment in Chartered Semiconductor Manufacturing, Ltd. This investment was classified as available-for-sale, and temporary changes in its market value, net of income taxes, were included within the Company's Other comprehensive income, and were presented cumulatively as an unrealized gain or loss, net of income taxes, within Accumulated other comprehensive income on the Company's Consolidated Balance Sheets. The amount presented as a reclassification adjustment in the preceding table represents the amount previously reported within Other comprehensive income as an unrealized loss on this investment, net of income taxes, through the applicable reporting dates.


6.   Agreements with Intel Corporation

     In 1987, the Company and Intel Corporation (Intel) entered into an agreement providing for, among other things, a broad, worldwide, non-exclusive patent cross-license, covering manufacturing processes and products, thereby providing each company access to the other's current and future patent portfolios.

     In September 2003, the Company and Intel announced that they had enhanced their intellectual property and business relationship. The companies agreed to collaborate on certain future Input/Output (I/O) and sensor products, and Intel agreed to use the Company's devices on certain current and future generations of Intel products. In addition, the Company agreed to limit its rights, under its 1987 patent cross-license with Intel, to manufacture and sell Northbridge products and Intel Architecture Microprocessors on behalf of third parties. The companies also terminated an Investor Rights
     Agreement between them, which had been entered into in connection with Intel's 1997 acquisition of 1,543,000 shares of the Company's common stock. Under this agreement, Intel had certain information, corporate governance and other rights with respect to the activities of the Company.

     In respect of this relationship, Intel will pay to the Company an aggregate amount of $75 million, of which $20 million and $2.5 million was paid and recognized as Intellectual property revenue in the third and fourth quarters of fiscal 2004, respectively, and $2.5 million was paid and recognized as Intellectual property revenue in the first quarter of fiscal 2005. Of the remaining amount, $5 million will be paid during the balance of calendar year 2004, $10 million will be paid in calendar year 2005, $11 million will be paid in calendar year 2006, and $12 million will be paid in each of calendar years 2007 and 2008. Such amounts are payable in equal quarterly installments within each calendar year, and are subject to possible reduction, in a manner and to an extent to be agreed by the parties, based upon the companies' collaboration and sales, facilitated by Intel, of certain future new products of the Company.


7.   Business Restructuring

     In December 2001, the Company announced a restructuring plan for its exit from the PC chipset business.

     The Company's reserve related to this restructuring declined from $1.0 million at February 29, 2004 to $0.9 million at May 31, 2004, reflecting payments against previously reserved non-cancelable lease obligations, which will continue through their respective lease terms through August 2008.


8.   Discontinued Operations

     The Company had been involved in an arbitration proceeding with Accton Technology Corporation (Accton) and SMC Networks, Inc. (Networks), relating to claims associated with the October 1997 purchase of a majority interest in Networks by Accton from SMSC. This divestiture was accounted for as a discontinued operation, and accordingly, costs associated with this action, net of income taxes, were reported within Loss from discontinued operations on the Consolidated Statements of Operations. These costs totaled $0.2 million for the three months ended May 31, 2003, after applicable income tax benefits. This action was settled during the fourth quarter of fiscal 2004.


9.   Goodwill and Intangible Assets

     The Company's June 2002 acquisition of Tucson, Arizona-based Gain Technology Corporation included the acquisition of $7.1 million of finite-lived intangible assets and $29.6 million of goodwill, after adjustments. In accordance with the provisions of SFAS No. 142, this goodwill is not amortized, but is tested for impairment in value annually, as well as when an event or circumstance occurs indicating a possible impairment in its value.

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

     As of May 31, 2004 and February 29, 2004, the Company's finite-lived intangible assets consisted of the following (in thousands):


                                        May 31, 2004                    February 29, 2004
     ------------------------------------------------------------------------------------------
                                                 Accumulated                     Accumulated
                                     Cost        Amortization        Cost        Amortization
     ------------------------------------------------------------------------------------------

     Existing technologies           $ 6,179          $ 2,060        $ 6,179           $ 1,802
     Customer contracts                  326               65            326                57
     Non-compete agreements              410              410            410               359
     ------------------------------------------------------------------------------------------

                                     $ 6,915          $ 2,535        $ 6,915           $ 2,218

     ==========================================================================================

     Estimated future intangible asset amortization expense for the remainder of fiscal 2005 and thereafter, is as follows (in thousands):

     Period                                     Amount
     -------------------------------------------------

     Remainder of fiscal 2005                  $   797
     Fiscal 2006                                 1,062
     Fiscal 2007                                 1,062
     Fiscal 2008                                 1,062
     Fiscal 2009                                   290
     Fiscal 2010 and thereafter                    107
     =================================================


10.  Real Estate Transactions

     During the quarter ended May 31, 2003, the Company sold certain portions of its Hauppauge, New York real estate holdings, for aggregate proceeds of $7.0 million, net of transaction costs. These transactions resulted in an aggregate gain of $1.7 million, $1.4 million of which related to property in which the Company has no continued interest and was recognized within the Company's fiscal 2004 first quarter operating results, and $0.3 million of which related to property that the Company has leased back from the purchaser and was therefore deferred. This deferred gain is being recognized within the Company's operating results as a reduction in rent expense on a straight-line basis over a 30-month period beginning in June 2003, consistent with the term of the lease. The Company's remaining rent obligation over the term of this lease is approximately $0.5 million.


11.  Retirement Plans

     The Company maintains an unfunded Supplemental Executive Retirement Plan to provide senior management with retirement, disability and death benefits. The Company's subsidiary, SMSC Japan, also maintains an unfunded retirement plan, which provides its employees and directors with separation benefits, consistent with customary practices in Japan. Benefits under these defined benefit plans are based upon various service and compensation factors. The Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing benefits under the Supplemental Executive Retirement Plan. The following table sets forth the components of the consolidated net periodic pension expense for the three months ended May 31, 2004 and 2003, respectively (in thousands):


                                                        Three Months Ended
                                                              May 31,
                                                    --------------------------
                                                        2004         2003
     -------------------------------------------------------------------------

     Service cost - benefits earned                      $   72        $   66
     Interest cost on projected benefit obligations         106           102
     Net amortization and deferral                           72            68
     -------------------------------------------------------------------------

     Net periodic pension expense                        $  250        $  236
     =========================================================================


12.  Litigation

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


13.  Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (FASB) revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised SFAS No. 132 requires additional disclosures about plan assets, benefit obligations, cash flows, benefit costs and other relevant information related to pensions and other postretirement benefits. It also requires certain disclosures related to pensions and other postretirement benefits to be included in quarterly filings, which are included within Note 11 to the Condensed Consolidated Financial Statements included within this report.


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto contained in this report.

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

     SMSC competes in the semiconductor industry, which has historically been characterized by intense competition, rapid technological change, cyclical market patterns, price erosion and periods of mismatched supply and demand. In addition, sales of many of the Company's products depend largely on sales of personal computers (PCs) and peripheral devices, and reductions in the rate of growth of the PC and peripheral device markets could adversely affect its operating results. SMSC conducts business outside the United States and is subject to tariff and import regulations and currency fluctuations, which may have an effect on its business. All forward-looking statements speak only as of the date hereof and are based upon the information available to SMSC at this time. Such information is subject to change, and the Company may not inform, or be required to inform, investors of such changes. These and other risks and uncertainties, including potential liability resulting from pending or future litigation, are detailed from time to time in the Company's reports filed with the SEC. Investors are advised to read the Company's Annual Report on Form 10-K and quarterly reports on Form 10-Q filed with the SEC, particularly those sections entitled "Other Factors That May Affect Future Operating Results," for a more complete discussion of these and other risks and uncertainties.

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

     The Company addresses computing, communications and consumer electronics markets through world-leading positions in Input/Output and non-PCI Ethernet products, innovations in USB2.0 and other high-speed serial solutions, and integrated networking products employed in a broad range of applications.

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

     New Brand Identity and Corporate Image

     On April 26, 2004, SMSC was honored to open the Nasdaq stock market and concurrently unveiled a new global brand identity, including a new logo, tagline - "Success by Design," and website design at its www.smsc.com homepage. Through its communication initiatives, the Company is placing renewed emphasis on building awareness of its market leadership position and capabilities to serve its customers. The new "Success by Design" tagline underscores the Company's mission of being an essential ingredient that fuels its customers' success. This tagline highlights SMSC's culture, which is deliberate in the manner in which it seeks to ensure success for its customers and stakeholders.


     Critical Accounting Policies and Estimates
     ------------------------------------------

     This discussion and analysis of the Company's financial condition and results of operations is based upon the unaudited condensed consolidated financial statements included in this report, which have been prepared in accordance with accounting principles for interim financial statements generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of sales and revenues and expenses during the reporting period.

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

     Further information regarding these policies appears within the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the fiscal year ended February 29, 2004 filed with the SEC on May 14, 2004. During the three-month period ended May 31, 2004, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.


     Results of Operations
     ---------------------

     Sales and Revenues

     Sales and revenues for the three months ended May 31, 2004 were $53.1 million, consisting of $50.4 million of product sales and $2.7 million of intellectual property revenues, compared to sales and revenues of $42.7 million for the prior-year quarter, consisting of $42.5 million of products sales and $0.2 million of intellectual property revenues. The increase in product sales of $7.9 million, or 18.6%, reflects increased demand for both PC I/O and non-PC I/O products. Sales of PC I/O products increased from $27.8 million in the prior-year quarter to $30.2 million in the current-year quarter, reflecting the impact of new design-wins and increased worldwide demand for PCs. Sales of non-PC I/O products, which include networking and connectivity products, increased from $14.7 million in the prior-year quarter to $20.2 million in the current-year quarter, reflecting the impact of new design-wins, broader product offerings, and the Company's ongoing focus on aggressively identifying and pursuing market opportunities in its non-PC I/O product lines. Sales of non-PC I/O products grew to 40% of total product sales in the current-year quarter, compared to 35% in the prior-year quarter.

     Product  sales  from  customers  outside  of North  America  accounted  for approximately 88% and 90% of the Company's product sales for the three-month periods ended May 31, 2004 and 2003, respectively, the largest potion of which was to the Asia and Pacific Rim region. The Company expects that international shipments, particularly to the Asia and Pacific Rim region, will continue to represent a significant portion of its product sales.

     Intellectual property revenues for the three months ended May 31, 2004 were $2.7 million, compared to $0.2 million for the prior-year period. Intellectual property revenues for the current-year period include a $2.5 million payment from Intel Corporation, as more fully described within Note 6 to the Condensed Consolidated Financial Statements.


     Gross Profit

     Gross profit for the three months ended May 31, 2004 was $26.7 million, or 50.3% of sales and revenues, compared to $20.7 million, or 48.4% of sales and revenues, for the three months ended May 31, 2003. Excluding intellectual property revenues, gross profit was $24.0 million, or 47.6% of product sales, for the quarter ended May 31, 2004, compared to $20.4 million, or 48.1% of product sales, for quarter ended May 31, 2003. Gross profit dollars from product sales, excluding the impact of intellectual property revenues, increased by $3.5 million, or 17.3%, compared to the year-earlier quarter. The slight decline in gross profit margin percentage on product sales in the current-year period results from a product mix in the prior year quarter that was skewed towards several high-margin products. The Company's gross profit margin, excluding intellectual property revenues, increased from 45.1% in the fourth quarter of fiscal 2004 to the current quarter's 47.6%.

     Newly introduced products generally command higher average selling prices, which typically decline over product life cycles, due to competitive pressures and other factors. In order to offset declines in average selling prices, the Company continually works to incorporate additional functionality and value to its products, and to reduce the costs of its products, through product and manufacturing design changes, yield improvements, manufacturing efficiencies and lower costs negotiated with subcontract manufacturers.


     Research and Development Expenses

     R&D expenses were $10.9 million, or 20.5% of sales and revenues, for the three months ended May 31, 2004, compared to $9.1 million, or 21.3% of sales and revenues, for the three months ended May 31, 2003. This dollar increase reflects the impact of engineering staff additions, investments in advanced semiconductor design tools, higher costs associated with development programs in advanced semiconductor technologies, and higher costs for contract design services.


     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $11.9 million, or 22.3% of sales and revenues, for the three months ended May 31, 2004, compared to $9.5 million, or also 22.3% of sales and revenues, for the three months ended May 31 2003. The dollar increase reflects the impact of additional staff added to expand the Company's sales and marketing capabilities, associated recruitment and relocation costs, as well as incremental selling costs, primarily sales commissions and incentives, associated with higher product sales in the current year's first quarter. During the three months ended May 31, 2004 the Company incurred higher professional fees associated with litigation than the prior-year period, and also incurred additional costs associated with its April 2004 launch and promotion of its new global brand identity and corporate image campaign.


     Amortization of Intangible Assets

     The Company recorded amortization expenses of $0.3 million and $0.4 million for the three months ended May 31, 2004 and 2003, respectively, for intangible assets associated with the June 2002 acquisition of Gain.


     Gains on Real Estate Transactions

     During the quarter ended May 31, 2003, the Company sold certain portions of its Hauppauge, New York real estate holdings, for aggregate proceeds of $7.0 million, net of transaction costs. These transactions resulted in an aggregate gain of $1.7 million, $1.4 million of which related to property in which the Company has no continued interest and was recognized within the Company's fiscal 2004 first quarter operating results, and $0.3 million of which related to property that the Company has leased back from the purchaser and was therefore deferred. This deferred gain is being recognized within the Company's operating results as a reduction in rent expense on a straight-line basis over a 30-month period beginning in June 2003, consistent with the term of the lease. The Company's remaining rent obligation over the term of this lease is approximately $0.5 million.


     Other Income and Expense

     During the quarter ended May 31, 2003, the Company sold its remaining equity investment in Chartered Semiconductor Manufacturing, Ltd., realizing losses of $0.7 million, which are included within Other expense, net, for that period.


     Provision For Income Taxes

     The Company's effective income tax rate primarily reflects statutory Federal and state income tax rates, adjusted for the impact of tax-exempt interest income and anticipated income tax credits.

     The Company's $1.2 million provision for income taxes for the three months ended May 31, 2004 reflects an expected fiscal 2005 effective tax rate of 28.5%. The $0.9 million provision for income taxes for the three months ended May 31, 2003 resulted in an effective tax rate of 31.5% for that period.

     As of May 31, 2003, the Company's expected its effective tax rate to be approximately 30.0% for fiscal 2004, excluding the tax effect on unusual and infrequently occurring transactions, which are recorded in the period in which the transactions occur. Operating results for the first quarter of fiscal 2004 included unusual and infrequently occurring real estate and equity security sale transactions that, net, provided $0.7 million of pre-tax income. Taxes on those transactions were provided for at the Company's approximate 36.0% incremental income tax rate, the result of which was an overall effective income tax rate of 31.5% in the first quarter of fiscal 2004.

     The reduction in the Company's expected effective income tax rate for fiscal 2005, compared to expectations at May 31, 2003 for fiscal 2004, reflects higher anticipated income tax credits in fiscal 2005.

     Discontinued Operations

     The Company had been involved in an arbitration proceeding with Accton Technology Corporation (Accton) and SMC Networks, Inc. (Networks), relating to claims associated with the October 1997 purchase of a majority interest in Networks by Accton from SMSC. The divestiture was accounted for as a discontinued operation, and accordingly, costs associated with this action, net of income taxes, were reported within Loss from discontinued operations on the Consolidated Statements of Operations. These costs totaled $0.2 million for the three months ended May 31, 2003, after applicable income tax benefits. This action was settled during the fourth quarter of fiscal 2004.


     Liquidity and Capital Resources
     -------------------------------

     The Company currently finances its operations through a combination of existing resources and cash generated by operations.

     The Company's cash, cash equivalents and liquid investments (including marketable securities with maturities in excess of one year) were $169.7 million as of May 31, 2004, compared to $173.9 million at February 29, 2004, a decrease of $4.2 million. The Company's operating activities consumed $1.0 million of cash during the first quarter of fiscal 2005, due in part to a banking holiday on the final day of the first quarter, which delayed approximately $2.7 million of accounts receivable collections from being credited to the Company's accounts until June 1. Operating activities for the first quarter of fiscal 2004 generated $1.9 million of cash.

     The Company's inventories were $23.2 million at May 31, 2004, level with inventories at February 29, 2004. Inventories at the Company's distributors increased during the quarter, as evidenced by the increase in Deferred income on shipments to distributors from $8.0 million at February 29, 2004 to $11.9 million at May 31, 2004. This increase in distributor inventories reflects higher anticipated product demand during the second quarter.

     Accounts receivable increased from $21.9 million at February 29, 2004 to $29.8 million at May 31, 2004, an increase of $7.9 million. This increase reflects the combination of the one-day delay in cash collections discussed two paragraphs earlier, higher product sales and a reduction in unclaimed pricing credits by distributors. SMSC accrues a liability for distributor pricing credits when the distributor earns such credits, but the issuance of the actual credit memo to the distributor is dependent upon the distributor's submission of an appropriate claim to SMSC. Delays in distributors' claims for these credits typically results in lower than expected accounts receivable balances, since the delays result in full collections for certain invoices against which the distributor is actually entitled to, but has not yet claimed, a pricing credit. Overall, the Company's accounts receivable portfolio remains almost entirely current.

     Capital expenditures for the three months ending May 31, 2004 were $2.9 million, and were predominantly for production test equipment. Capital expenditures for the three months ended May 31, 2003 were $4.8 million, including $4.3 million in advanced design tools, $3.2 million of which was financed on a short-term basis by the supplier with payment terms extending throughout fiscal 2004. The $3.2 million obligation was reported within Accounts payable at May 31, 2003.

     The Company anticipates that capital expenditures in fiscal 2005 will exceed those incurred during fiscal 2004, due in part to the Company's plan to begin construction of an addition to its primary facility in Hauppauge, New York, during fiscal 2005. The current plan is to expand the facility from its current 80,000 square feet to approximately 200,000 square feet, allowing consolidation of the Company's Hauppauge operations into a single facility during fiscal 2006. There were no material commitments for capital expenditures as of May 31, 2004.

     For income tax purposes, the Company has $12.4 million of federal net operating loss carryforwards that are available to offset ordinary taxable income generated in fiscal 2005 and beyond. In addition, several capital losses realized during fiscal 2004 will be carried back to offset capital gains realized in previous fiscal years, which is expected to result in claims for approximately $5.3 million of federal income tax refunds later in fiscal 2005.

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

     The Company expects that its cash, cash equivalents, short-term investments, cash flows from operations and its borrowing capacity will be sufficient to finance the Company's operating and capital requirements for at least the next 12 months and thereafter for the foreseeable future.


     Recent Accounting Pronouncements
     --------------------------------

     In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised SFAS No. 132 requires additional disclosures about plan assets, benefit obligations, cash flows, benefit costs and other relevant information related to pensions and other postretirement benefits. It also requires certain disclosures related to pensions and other postretirement benefits to be included in quarterly filings, which are included within Note 11 to the Condensed Consolidated Financial Statements included within this report.


     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Financial Market Risks
     ----------------------

     Interest Rate Risk - The Company's exposure to interest rate risk relates primarily to its investment portfolio. The primary objective of SMSC's investment portfolio management is to invest available cash while preserving principal and meeting liquidity needs. In accordance with the
     Company's investment policy, investments are placed with high credit-quality issuers and the amount of credit exposure to any one issuer is limited.

     As of May 31, 2004, the Company's $38.9 million of short-term and long-term investments consisted primarily of investments in corporate, government and municipal obligations with maturities of between three months and two years at acquisition. If market interest rates were to increase immediately and uniformly by 10 percent from levels at May 31, 2004, the Company estimates that the fair value of these short-term and long-term investments would decline by an immaterial amount. The Company generally expects to hold these investments until maturity and, therefore, would not expect operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

     Equity Price Risk - The Company has no material investments in equity securities of other companies on its Consolidated Balance Sheet as of May 31, 2004.

     Foreign Currency Risk - The Company has international sales and expenditures and is, therefore, subject to certain foreign currency rate exposure. The Company conducts a significant amount of its business in Asia and the Pacific Rim region. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company's product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars. Most transactions in the Japanese market made by the Company's majority-owned subsidiary, SMSC Japan, are denominated in Japanese yen. SMSC Japan purchases a significant amount of its products for resale from SMSC in U.S. dollars, and from time to time has entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. No such contracts were executed during either fiscal 2004 or the first quarter of fiscal 2005, and there are no obligations under any such contracts as of May 31, 2004.

     The Company has never received a cash dividend (repatriation of cash) from SMSC Japan.

     Other Factors That May Affect Future Operating Results
     ------------------------------------------------------

     As a supplier of semiconductors, the Company competes in a challenging business environment, which is characterized by intense competition, rapid technological change and cyclical business patterns. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements. The Company faces a variety of risks and uncertainties in conducting its business, some of which are out of its control, and any of which, were they to occur, could impair the Company's operating performance. For a more detailed discussion of risk factors, please refer to the Company's annual report on Form 10-K for the fiscal year ended February 29, 2004 filed with the Securities and Exchange Commission on May 14, 2004.


     ITEM 4.   CONTROLS AND PROCEDURES

     The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company's evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2004, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

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


     ITEM 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits

         10.1 * - Amendment to the Plan for Deferred Compensation in Common Stock for Outside Directors, dated April 7, 2004.

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

         * Indicates a management contract or compensatory plan or arrangement.


     (b) Reports on Form 8-K

         On April 12, 2004, SMSC filed a report on Form 8-K pursuant to which it furnished a press release announcing the Company's fourth quarter fiscal 2004 operating results.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         STANDARD MICROSYSTEMS CORPORATION


DATE:  July 2, 2004                            By:  /s/   Andrew M. Caggia
                                               -----------------------------
                                                    (Signature)

                                               Andrew M. Caggia
                                               Senior Vice President - Finance
                                               (duly authorized officer) and
                                               Chief Financial Officer
                                               (principal financial officer)