Form 10-Q
period 2004-08-31
STANDARD MICROSYSTEMS CORP
filed 2004-10-12
CIK 93384

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

                 For the quarterly period ended August 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 31, 2004, there were 18,460,199 shares of the registrant's common stock outstanding.

                        Standard Microsystems Corporation

                                    Form 10-Q
                      For the Quarter Ended August 31, 2004

                                Table of Contents



PartI    Financial Information

Item 1   Financial  Statements  (unaudited):
         Condensed Consolidated Balance Sheets as of August 31, 2004 and February 29, 2004
         Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended August 31, 2004 and 2003 Condensed Consolidated Statements of Cash Flows for the Six Month
         Periods  Ended  August 31, 2004 and 2003
         Notes to Condensed Consolidated Financial Statements
Item 2   Management's   Discussion  and  Analysis  of  Financial  Condition  and
         Results of Operations
Item 3   Quantitative and Qualitative Disclosures About Market Risk
Item 4   Controls and Procedures


Part II  Other Information

Item 1   Legal Proceedings
Item 2   Changes  in   Securities,  Use  of  Proceeds  and  Issuer Purchases  of
         Equity Securities
Item 4   Submission of Matters to a Vote of Security Holders
Item 6   Exhibits and Reports on Form 8-K


Signature

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands)


                                                       August 31,   February 29,
                                                         2004           2004
                                                         ----           ----
Assets
Current assets:
  Cash and cash equivalents                           $ 159,524    $ 135,161
  Short-term investments                                 13,835       23,136
  Accounts receivable, net                               27,747       21,946
  Inventories                                            27,849       23,162
  Deferred income taxes                                  13,435       15,064
  Other current assets                                    3,314        8,549
--------------------------------------------------------------------------------

       Total current assets                             245,704      227,018
--------------------------------------------------------------------------------

Property, plant and equipment, net                       24,299       23,430
Long-term investments                                     8,600       15,600
Goodwill                                                 29,435       29,595
Intangible assets, net                                    4,115        4,697
Deferred income taxes                                     6,784        6,493
Other assets                                              3,327        3,192
--------------------------------------------------------------------------------

                                                      $ 322,264    $ 310,025
================================================================================

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                    $  19,022    $  14,679
  Deferred income on shipments to distributors           12,858        7,972
  Accrued expenses, income taxes and other
   liabilities                                           11,113       13,168
--------------------------------------------------------------------------------

        Total current liabilities                        42,993       35,819
--------------------------------------------------------------------------------

Other liabilities                                        12,143       12,104

Shareholders' equity:
  Preferred stock                                             -            -
  Common stock                                            2,030        2,019
  Additional paid-in capital                            184,023      181,830
  Retained earnings                                     102,817       99,010
  Treasury stock, at cost                               (23,799)     (23,454)
  Deferred stock-based compensation                      (2,573)      (1,962)
  Accumulated other comprehensive income                  4,630        4,659
--------------------------------------------------------------------------------

        Total shareholders' equity                      267,128      262,102
--------------------------------------------------------------------------------

                                                      $ 322,264    $ 310,025
================================================================================

See Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)


                                                                  Three Months Ended                     Six Months Ended
                                                                       August 31,                            August 31,
                                                         ----------------------------------     ------------------------------------

                                                                2004              2003                 2004              2003
                                                                ----              ----                 ----              ----

Sales and revenues:
Product sales                                            $        47,233    $        47,961     $        97,585    $        90,449
Intellectual property revenues                                     2,924                328               5,625                561
------------------------------------------------------------------------------------------------------------------------------------
                                                                  50,157             48,289             103,210             91,010

Cost of goods sold                                                26,260             26,783              52,645             48,842
------------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                      23,897             21,506              50,565             42,168

Operating expenses (income):
Research and development                                          11,220              9,280              22,082             18,381
Selling, general and administrative                               11,852              9,965              23,704             19,478
Amortization of intangible assets                                    266                317                 583                677
Gains on real estate transactions                                      -                  -                   -             (1,444)
------------------------------------------------------------------------------------------------------------------------------------

Income from operations                                               559              1,944               4,196              5,076

Interest income                                                      556                391               1,022                834
Other expense, net                                                    (6)                (9)                (38)              (745)
------------------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes
 and minority interest                                             1,109              2,326               5,180              5,165

Provision for income taxes                                           214                785               1,373              1,680

Minority interest in net income of subsidiary                          -                 35                   -                 96
------------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations                                    895              1,506               3,807              3,389

Loss from discontinued operations (net of income tax
 benefits of $14 and $106)                                             -                (26)                  -               (190)
------------------------------------------------------------------------------------------------------------------------------------

Net income                                               $           895    $         1,480     $         3,807    $         3,199
====================================================================================================================================


Basic net income per share:
 Income from continuing operations                       $          0.05    $          0.09     $          0.21    $          0.20
 Loss from discontinued operations                                     -                  -                   -              (0.01)
------------------------------------------------------------------------------------------------------------------------------------

 Basic net income per share                              $          0.05    $          0.09     $          0.21    $          0.19
====================================================================================================================================

Diluted net income per share:
 Income from continuing operations                       $          0.05    $          0.08     $          0.20    $          0.19
 Loss from discontinued operations                                     -                  -                   -              (0.01)
------------------------------------------------------------------------------------------------------------------------------------

 Diluted net income per share                            $          0.05    $          0.08     $          0.20    $          0.18
====================================================================================================================================

Weighted average common shares outstanding:
 Basic                                                            18,308             16,863              18,278             16,830
 Diluted                                                          19,169             17,869              19,482             17,643

See Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                        Six Months Ended August 31,
                                                    -----------------------------------

                                                          2004               2003
                                                    ----------------   ----------------

Cash flows from operating activities:
 Cash received from customers and licensees         $      105,124     $       89,931
 Cash paid to suppliers and employees                      (98,520)           (85,190)
 Interest received                                             983                836
 Interest paid                                                 (72)               (40)
 Income taxes refunded (paid)                                6,738               (510)
---------------------------------------------------------------------------------------

   Net cash provided by operating activities                14,253              5,027
---------------------------------------------------------------------------------------

Cash flows from investing activities:
 Capital expenditures                                       (6,202)            (4,628)
 Sales of property, plant and equipment                          -              7,080
 Sales of long-term investments                              4,000              2,114
 Purchases of short-term investments                        (7,130)           (14,055)
 Sales of short-term investments                            19,431             15,794
 Other                                                          36                149
---------------------------------------------------------------------------------------

   Net cash provided by investing activities                10,135              6,454
---------------------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from issuance of common stock                        976              1,036
 Repayments of obligations under capital
  leases and notes payable                                  (1,016)              (874)
---------------------------------------------------------------------------------------

   Net cash provided by (used for) financing
    activities                                                 (40)               162
---------------------------------------------------------------------------------------

Effect of foreign exchange rate changes on
 cash and cash equivalents                                      15                138

Cash used for discontinued operation                             -               (296)
---------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                   24,363             11,485

Cash and cash equivalents at beginning of
 period                                                    135,161             90,025
---------------------------------------------------------------------------------------

Cash and cash equivalents at end of period          $      159,524     $      101,510
=======================================================================================


Reconciliation of income from continuing operations to net cash provided by operating activities:

Income from continuing operations                   $        3,807     $        3,389
Adjustments to reconcile income from continuing
 operations to net cash provided by operating
 activities:
 Depreciation and amortization                               6,111              5,429
 Tax benefits from employee stock plans                        117                265
 Gains from sales of investments and property, net               -               (732)
 Other adjustments, net                                        (18)               (74)
 Changes in operating assets and liabilities:
  Accounts receivable                                       (5,632)            (6,431)
  Inventories                                               (4,696)            (3,553)
  Accounts payable, deferred income, accrued
   expenses and other liabilities                            6,935              5,682
  Current and deferred income taxes                          7,995                906
  Other changes, net                                          (366)               146
---------------------------------------------------------------------------------------

Net cash provided by operating activities           $       14,253     $        5,027
=======================================================================================

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of sales and revenues and expenses during the reporting period. Actual results may differ from those estimates, and such differences may be material to the financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended February 29, 2004 included in the Company's annual report on Form 10-K, as filed on May 14, 2004 with the Securities and Exchange Commission (SEC). The results of operations for the three and six-month periods ended August 31, 2004 are not necessarily indicative of the results to be expected for any future periods.

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

     Had compensation expense been recorded under the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share data):


                                                               Three Months Ended          Six Months Ended
                                                                   August 31,                 August 31,
                                                           ------------------------------------------------------
                                                               2004          2003          2004         2003
                                                           ------------------------------------------------------

       Net income - as reported                               $   895       $ 1,480       $ 3,807      $ 3,199
       Add: Stock-based compensation expense included in
       net income, net of taxes - as reported                     189           256           331          459
       Deduct: Stock-based compensation expense
       determined using the fair value method for all
       awards, net of taxes                                    (2,100)       (2,256)       (4,522)      (4,691)
       ----------------------------------------------------------------------------------------------------------
       Net loss - pro forma                                   $(1,016)      $  (520)      $  (384)     $(1,033)
       ==========================================================================================================

       Basic net income per share - as reported               $  0.05       $  0.09       $  0.21      $  0.19
       ==========================================================================================================
       Diluted net income per share - as reported             $  0.05       $  0.08       $  0.20      $  0.18
       ==========================================================================================================
       Basic net loss per share - pro forma                   $ (0.06)      $ (0.03)      $ (0.02)     $ (0.06)
       ==========================================================================================================
       Diluted net loss per share - pro forma                 $ (0.06)      $ (0.03)      $ (0.02)     $ (0.06)
       ==========================================================================================================


3.   Balance Sheet Data

     Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

                                        Aug. 31, 2004          Feb. 29, 2004
     ------------------------------------------------------------------------

       Raw materials                    $      1,117           $        910
       Work in process                        17,742                 13,202
       Finished goods                          8,990                  9,050
     ------------------------------------------------------------------------

                                        $     27,849           $     23,162
     ========================================================================

     Property, plant and equipment consist of the following (in thousands):

                                        Aug. 31, 2004          Feb. 29,2004
     ------------------------------------------------------------------------

       Land                             $      1,570           $      1,570
       Buildings and improvements             21,643                 20,842
       Machinery and equipment                95,166                 90,195
     ------------------------------------------------------------------------
                                             118,379                112,607
       Less: accumulated depreciation         94,080                 89,177
     ------------------------------------------------------------------------

                                        $     24,299           $     23,430
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

     The shares used in calculating basic and diluted net income per share for the Condensed Consolidated Statements of Operations included within this report are reconciled as follows (in thousands):

                                        Three Months Ended    Six Months Ended
                                            August 31,           August 31,
                                         2004       2003       2004      2003
                                        ----------------------------------------

     Average shares outstanding for
      basic net income per share           18,308     16,863    18,278    16,830

     Dilutive effect of stock options
      and unvested restricted stock
      awards                                  861      1,006     1,204       813
     ---------------------------------------------------------------------------

     Average shares outstanding for
      diluted net income per share         19,169     17,869    19,482    17,643
     ===========================================================================

     Options covering 1.3 million and 1.9 million shares for the three-month periods ended August 31, 2004 and 2003, respectively, and 0.8 million and
     2.3 million shares for the six-month periods ended August 31, 2004 and 2003, respectively, were excluded from the computation of average shares outstanding for diluted net income per share because their effect was antidilutive.


5.   Comprehensive Income

     The Company's other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on equity investments classified as available-for-sale. The components of the Company's comprehensive income for the three and six months ended August 31, 2004 and 2003 were as follows (in thousands):


                                                         Three Months Ended          Six Months Ended
                                                             August 31,                 August 31,
                                                          2004       2003             2004      2003
                                                     ----------------------------------------------------

     Net income                                           $    895   $  1,480        $  3,807   $  3,199
     Other comprehensive income:
     Change in foreign currency translation
       adjustment                                               43        178             (10)       216
     Change in unrealized gain (loss) on marketable
       equity securities, net of taxes                         (15)        21             (19)        35
     Reclassification adjustment for loss on
       marketable equity security included in net
       income, net of taxes                                      -          -               -        665
     ----------------------------------------------------------------------------------------------------

     Total comprehensive income                           $    923   $  1,679        $  3,778   $  4,115
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

     In respect of this relationship, Intel will pay to the Company an aggregate amount of $75 million, of which $20 million and $2.5 million was recognized as Intellectual property revenue, and paid, in the third and fourth quarters of fiscal 2004, respectively, and $2.5 million was recognized as Intellectual property revenue, and paid, in each of the first and second quarters of fiscal 2005, respectively. Of the remaining amount, $5.0 million is payable during the balance of fiscal 2005, $10.25 million is payable in fiscal 2006, $11.25 million is payable in fiscal 2007, $12.0 million is payable in fiscal 2008 and $9.0 million is payable in fiscal 2009. Such amounts are payable in quarterly installments each year, and are subject to possible reduction, in a manner and to an extent to be agreed by the parties, based upon the companies' collaboration and sales, facilitated by Intel, of certain future new products of the Company.


7.   Business Restructuring

     In December 2001, the Company announced a restructuring plan for its exit from the PC chipset business.

     The Company's reserve related to this restructuring declined from $1.0 million at February 29, 2004 to $0.7 million at August 31, 2004, reflecting payments against previously reserved non-cancelable lease obligations, which will continue through their respective lease terms through August 2008.


8.   Discontinued Operations

     The Company had been involved in an arbitration proceeding with Accton Technology Corporation (Accton) and SMC Networks, Inc. (Networks), relating to claims associated with the October 1997 purchase of a majority interest in Networks by Accton from SMSC. This divestiture was accounted for as a discontinued operation, and accordingly, costs associated with this action, net of income taxes, were reported within Loss from discontinued operations on the Consolidated Statements of Operations. These costs were negligible for the three-month period ended August 31, 2003, and totaled $0.2 million for the six-month period ended August 31, 2003, after applicable income tax benefits. This action was settled during the fourth quarter of fiscal 2004.


9.   Goodwill and Intangible Assets

     The Company's June 2002 acquisition of Tucson, Arizona-based Gain Technology Corporation included the acquisition of $7.1 million of finite-lived intangible assets and $29.4 million of goodwill, after adjustments. In accordance with the provisions of SFAS No. 142, this goodwill is not amortized, but is tested for impairment in value annually, as well as when an event or circumstance occurs indicating a possible impairment in its value.

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

     As of August 31, 2004 and February 29, 2004, the Company's finite-lived intangible assets consisted of the following (in thousands):

                                August 31, 2004            February 29, 2004
     ---------------------------------------------------------------------------
                                         Accumulated               Accumulated
                             Cost        Amortization     Cost     Amortization
     ---------------------------------------------------------------------------

     Existing technologies    $ 6,179          $ 2,317     $ 6,179      $ 1,802
     Customer contracts           326               73         326           57
     Non-compete agreements         -                -         410          359
     ---------------------------------------------------------------------------

                              $ 6,505          $ 2,390     $ 6,915      $ 2,218
     ===========================================================================

     Estimated future intangible asset amortization expense for the remainder of fiscal 2005 and thereafter is as follows (in thousands):

     Period                              Amount
     -------------------------------------------

     Remainder of fiscal 2005          $    531
     Fiscal 2006                          1,063
     Fiscal 2007                          1,063
     Fiscal 2008                          1,062
     Fiscal 2009                            290
     Fiscal 2010 and thereafter             106
     ===========================================


10.  Real Estate Transactions

     During the quarter ended May 31, 2003, the Company sold certain portions of its Hauppauge, New York real estate holdings, for aggregate proceeds of $7.0 million, net of transaction costs. These transactions resulted in an aggregate gain of $1.7 million, $1.4 million of which related to property in which the Company has no continued interest and was recognized within the Company's fiscal 2004 first quarter operating results, and $0.3 million of which related to property that the Company has leased back from the purchaser and was therefore deferred. This deferred gain is being recognized within the Company's operating results as a reduction in rent expense on a straight-line basis over a 30-month period beginning in June 2003, consistent with the term of the lease. As of August 31, 2004, the Company's remaining rent obligation over the term of this lease is approximately $0.4 million.


11.  Retirement Plans

     The Company maintains an unfunded Supplemental Executive Retirement Plan to provide senior management with retirement, disability and death benefits. The Company's subsidiary, SMSC Japan, also maintains an unfunded retirement plan, which provides its employees and directors with separation benefits, consistent with customary practices in Japan. Benefits under these defined benefit plans are based upon various service and compensation factors. The Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing benefits under the Supplemental Executive Retirement Plan. The following table sets forth the components of the consolidated net periodic pension expense for the three and six months ended August 31, 2004 and 2003, respectively (in thousands):


                                         Three Months Ended   Six Months Ended
                                            August 31,          August 31,
                                        ----------------------------------------
                                          2004      2003      2004      2003
     ---------------------------------------------------------------------------

      Service cost - benefits earned       $  71     $  65     $  143    $  131
      Interest cost on projected benefit
       obligations                           107       101        213       203
      Net amortization and deferral           73        68        145       136
     ---------------------------------------------------------------------------

      Net periodic pension expense         $ 251     $ 234     $  501    $  470
     ===========================================================================


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


13.  Common Stock Repurchase Program

     The Company maintains a common stock repurchase program, as approved by its Board of Directors, which authorizes the Company to repurchase up to three million shares of its common stock on the open market or in private transactions. Under this program, the Company repurchased approximately 22,000 shares of its common stock at a cost of $0.3 million during the second quarter of fiscal 2005. The Company currently holds repurchased shares as treasury stock. As of August 31, 2004, the Company has repurchased a total of approximately 1.8 million shares of its common stock, at a cost of $23.8 million, under this program.


14.  Subsequent Event - Stock Appreciation Rights Plan

     In  September  2004,  the  Company's  Board of  Directors  approved a Stock
     Appreciation Rights (SAR) Plan (the Plan), the purpose of which is to attract, retain, reward and motivate employees and consultants to promote the Company's best interests and to share in its future success. The Plan authorizes the Board's Compensation Committee to grant up to two million SAR awards to eligible officers, employees and consultants. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciated market value of a share of SMSC common stock over the award's exercise price. The exercise price of a SAR is equal to the closing market price of SMSC stock on the date of grant. SAR awards will generally vest over four or five-year periods, and will expire no later than ten years from the date of grant. The Company will recognize compensation expense for the appreciation of a SAR award's market value over its exercise price over the term of the award.


15.  Recent Accounting Pronouncements

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

     In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The objective of this issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after June 15, 2004. In September 2004, the EITF delayed the effective date to apply EITF 03-1 on certain impaired debt securities. The adoption of this pronouncement did not impact the Company's results of operations or financial position.



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

     SMSC competes in the semiconductor industry, which has historically been characterized by intense competition, rapid technological change, cyclical market patterns, price erosion and periods of mismatched supply and demand. In addition, sales of many of the Company's products depend largely on sales of personal computers (PCs) and peripheral devices, and reductions in the rate of growth of the PC, consumer electronics and embedded markets could adversely affect its operating results. SMSC conducts business outside the United States and is subject to tariff and import regulations and currency fluctuations, which may have an effect on its business. All forward-looking statements speak only as of the date hereof and are based upon the information available to SMSC at this time. Such information is subject to change, and the Company may not inform, or be required to inform, investors of such changes. These and other risks and uncertainties, including potential liability resulting from pending or future litigation, are detailed from time to time in the Company's reports filed with the SEC. Investors are advised to read the Company's Annual Report on Form 10-K and quarterly reports on Form 10-Q filed with the SEC, particularly those sections entitled "Other Factors That May Affect Future Operating Results," for a more complete discussion of these and other risks and uncertainties.


     Overview
     --------

     Description of Business

     SMSC provides semiconductor systems solutions for high-speed communication and computing applications. Through the integration of its digital, mixed-signal and analog design capabilities and software expertise, SMSC delivers complete solutions that monitor and manage computing systems and connect peripherals to computers and to one another.

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

     Further information regarding these policies appears within the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the fiscal year ended February 29, 2004 filed with the SEC on May 14, 2004. During the three-month period ended August 31, 2004, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.


     Results of Operations
     ---------------------

     Sales and Revenues

     Sales and revenues for the three months ended August 31, 2004 were $50.2 million, consisting of $47.3 million of product sales and $2.9 million of intellectual property revenues, compared to sales and revenues of $48.3 million for the prior-year's corresponding quarter, consisting of $48.0 million of products sales and $0.3 million of intellectual property revenues. Sales and revenues for the six months ended August 31, 2004 were $103.2 million, consisting of $97.6 million of product sales and $5.6 million of intellectual property revenues, compared to sales and revenues of $91.0 million, consisting of $90.4 million of product sales and $0.6 million of intellectual property revenues, for the year earlier period.

     During the quarter ended August 31, 2004, consistent with a trend experienced across much of the semiconductor industry, the Company experienced a general slowdown in orders across its businesses, with the larger decline occurring within PC I/O products. The Company attributes this, in part, to certain original design manufacturers (ODMs) adjusting their inventories to reflect both shortened lead times and revised launch schedules of Intel chipset products. As such, second quarter product sales of $47.3 million declined sequentially from $50.4 million achieved in the first quarter of fiscal 2005, and were about 2% below the prior year's second quarter.

     Compared to the prior year's second quarter, in which non-PC I/O products contributed 26% of total product sales, the Company has experienced strong growth in its non-PC I/O products, which contributed 41% of product sales for the three months ended August 31, 2004. Non-PC I/O products include networking, connectivity and other products. During the six months ended August 31, 2004, non-PC I/O products contributed 41% of total product revenue, compared to 30% for the year earlier period. These mix changes reflect the impact of new non-PC I/O design-wins, broader product offerings, and the Company's ongoing focus on aggressively identifying and pursuing market opportunities in its non-PC I/O product lines, and is consistent with the Company's diversification goals.

     Product sales to customers outside of North America accounted for approximately 84% and 86% of the Company's product sales for the three and six-month periods ended August 31, 2004, respectively, the largest portion of which was to the Asia and Pacific Rim region. The comparable percentages for the three and six-month periods in the prior fiscal year were 93% and 92%, respectively. The Company expects that international shipments, particularly to the Asia and Pacific Rim region, will continue to represent a significant portion of its product sales.

     Intellectual property revenues for the three and six-month periods ended August 31, 2004 were $2.9 million and $5.6 million, respectively, compared to $0.3 million and $0.6 million, respectively, for the corresponding prior-year periods. Intellectual property revenues for the current fiscal year include payments of $2.5 million from Intel Corporation in each of the first and second quarters, as more fully described within Note 6 to the Condensed Consolidated Financial Statements.

     Gross Profit

     Gross profit for the quarter ended August 31, 2004 was $23.9 million, or 47.6% of sales and revenues, compared to $21.5 million, or 44.5% of sales and revenues, for the three months ended August 31, 2003. Excluding intellectual property revenues, gross profit from product sales was $21.0 million, or 44.4% of product sales, for the quarter ended August 31, 2004, compared to $21.2 million, or 44.2% of product sales, for quarter ended August 31, 2003.

     For the six-month period ended August 31, 2004, gross profit was $50.6 million, or 49.0% of sales and revenues, compared to $42.2 million, or 46.3% of sales and revenues, for the six-month period ended August 31, 2003. Excluding intellectual property revenues, gross profit from product sales was $44.9 million, or 46.1% of product sales, for the current year six-month period, compared to $41.6 million, or 46.0% of product sales, for prior year six-month period.

     During fiscal 2005, the Company has experienced a change in its product mix, with more of its product sales being derived from non-PC I/O products, as compared to the year-earlier periods. While in the past, non-PC I/O products traditionally produced higher gross profit margins than PC I/O products, the Company has introduced new USB2.0 products into a very competitive market which currently generate lower gross profit margins than other non-PC I/O products. Accordingly, the Company is not currently realizing the overall increased gross profit percentage that would otherwise be expected from a higher product sales mix of non-PC I/O products. The Company is working on increasing its margins through design changes, enhanced product features, and cost saving initiatives, as it continues expanding its new product offerings in these competitive markets.

     Research and Development Expenses

     Research and development (R&D) expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools and computer hardware, subcontracting costs and prototyping costs. The Company intends to continue its efforts to develop innovative new products and technologies and believes that an ongoing commitment to R&D is essential in order to maintain product leadership and compete effectively. Therefore, the Company expects to continue to make significant R&D investments in the future.

     R&D expenses were $11.2 million, or approximately 22% of sales and revenues, for the three months ended August 31, 2004, compared to $9.3 million, or approximately 19% of sales and revenues, for the three months ended August 31, 2003. For the six months ended August 31, 2004, R&D expenses were $22.1 million, or approximately 21% of sales and revenues, compared to $18.4 million, or approximately 20% of sales and revenues, for the six months ended August 31, 2003. This dollar increase reflects the impact of engineering staff additions, investments in advanced semiconductor design tools, higher costs associated with development programs in advanced semiconductor technologies, and higher costs for contract design services.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $11.9 million, or approximately 24% of sales and revenues, for the quarter ended August 31, 2004, compared to $10.0 million, or approximately 21% of sales and revenues, for the quarter ended August 31, 2003. For the current six-month period, selling, general and administrative expenses were $23.7 million, or approximately 23% of sales and revenues, compared to $19.5 million, or approximately 21% of sales and revenues, in the prior year six-month period. The dollar increases in both the three and six-month periods, compared to the prior year periods, reflect the impact of additional staff added to expand the Company's sales and marketing capabilities, associated recruitment and relocation costs, as well as expenses associated with projects to achieve compliance with provisions of the Sarbanes-Oxley Act of 2002. During the current year periods, the Company also incurred higher professional fees associated with litigation than in the corresponding prior-year periods, and incurred additional costs associated with its April 2004 launch and promotion of its new global brand identity and corporate image campaign.

     Amortization of Intangible Assets

     For the three and six-month periods ended August 31, 2004, the Company recorded amortization expenses of $0.3 million and $0.6 million, respectively, for intangible assets associated with the June 2002 acquisition of Gain. Comparable amortization expense was $0.3 million and $0.7 million for the three and six-month periods ended August 31, 2003.

     Gains on Real Estate Transactions

     During the quarter ended May 31, 2003, the Company sold certain portions of its Hauppauge, New York real estate holdings, for aggregate proceeds of $7.0 million, net of transaction costs. These transactions resulted in an aggregate gain of $1.7 million, $1.4 million of which related to property in which the Company has no continued interest and was recognized within the Company's fiscal 2004 first quarter operating results, and $0.3 million of which related to property that the Company has leased back from the purchaser and was therefore deferred. This deferred gain is being recognized within the Company's operating results as a reduction in rent expense on a straight-line basis over a 30-month period beginning in June 2003, consistent with the term of the lease. As of August 31, 2004, the Company's remaining rent obligation over the term of this lease is approximately $0.4 million.

     Other Income and Expense

     During the quarter ended May 31, 2003, the Company sold its remaining equity investment in Chartered Semiconductor Manufacturing, Ltd., realizing losses of $0.7 million, which are included within Other expense, net, for the six-month period ended August 31, 2003.

     Provision For Income Taxes

     The Company's effective income tax rate primarily reflects statutory Federal and state income tax rates, adjusted for the impact of tax-exempt interest income and anticipated income tax credits.

     The Company's $1.4 million provision for income taxes for the six months ended August 31, 2004 reflects an expected fiscal 2005 effective tax rate of 26.5%, a reduction from the 28.5% effective rate expected at May 31, 2004. This reduction in the anticipated fiscal 2005 effective income tax rate reflects a higher proportionate impact of income tax credits against a reduced pre-tax income projection. The $0.2 million provision for income taxes for the three months ended August 31, 2004 reflects the cumulative impact of this lower expected effective income tax rate.

     The $1.7 million provision for income taxes for the six months ended August 31, 2003 reflected an effective tax rate of 32.5% for that period. The higher expected fiscal 2004 effective tax rate at August 31, 2003, compared to the expected fiscal 2005 effective income tax rate, reflected a lower proportionate impact from expected income tax credits in fiscal 2004. In addition, operating results for the first six months of fiscal 2004 included unusual and infrequently occurring real estate and equity security sale transactions that, net, provided $0.7 million of pre-tax income. Taxes on those transactions were provided for at the Company's approximate 36.0% incremental income tax rate.

     Discontinued Operations

     The Company had been involved in an arbitration proceeding with Accton Technology Corporation (Accton) and SMC Networks, Inc. (Networks), relating to claims associated with the October 1997 purchase of a majority interest in Networks by Accton from SMSC. The divestiture was accounted for as a discontinued operation, and accordingly, costs associated with this action, net of income taxes, were reported within Loss from discontinued operations on the Consolidated Statements of Operations. These costs were negligible for the quarter ended August 31, 2003, and totaled $0.2 million for the six-month period ended August 31, 2003, after applicable income tax benefits. This action was settled during the fourth quarter of fiscal 2004.


     Liquidity and Capital Resources
     -------------------------------

     The Company currently finances its operations through a combination of existing resources and cash generated by operations.

     The Company's cash, cash equivalents and liquid investments (including marketable securities with maturities in excess of one year) were $182.0 million at August 31, 2004, compared to $173.9 million at February 29, 2004, an increase of $8.1 million. The Company's operating activities provided $14.3 million of cash during the first six months of fiscal 2005, including income tax refunds of $6.7 million, net of income taxes paid. Operating activities for the first six months of fiscal 2004 generated $5.0 million of cash.

     The Company's inventories were $27.8 million at August 31, 2004, an increase of $4.6 million compared to $23.2 million at February 29, 2004. Inventories at the Company's distributors also increased during the period, as evidenced by the increase in Deferred income on shipments to distributors from $8.0 million at February 29, 2004 to $12.9 million at August 31, 2004. This increase in both the Company's and its distributors' inventories reflects the impact of a general slowdown in orders across the Company's businesses, as well as higher anticipated product demand during the upcoming third quarter. Management considers inventories to be appropriate for expected demand.

     Accounts receivable increased from $21.9 million at February 29, 2004 to $27.7 million at August 31, 2004, an increase of $5.8 million. This increase in receivables reflects a reduction in unclaimed pricing credits by distributors during the period. SMSC accrues a liability for distributor pricing credits when the distributor ships the Company's products and earns such credits, but the issuance of the actual credit memo to the distributor is dependent upon the distributor's submission of an appropriate claim to SMSC. Delays in distributors' claims for these credits typically results in lower than expected accounts receivable balances, since the delays result in full collections for certain invoices against which the distributor is actually entitled to, but has not yet claimed, a pricing credit. It has been the Company's experience that all such pricing credits are claimed, although the timing of the claims varies by distributor. Pricing credits are recorded as a reduction of product sales when accrued. Overall, the Company's accounts receivable portfolio remains almost entirely current.

     Capital expenditures for the six-month period ended August 31, 2004 were $6.2 million, and were predominantly for production test equipment and investments in intellectual property used in product design activities. Capital expenditures for the six-month period ended August 31, 2003 were $6.7 million, including $4.3 million in advanced design tools, $2.1 million of which was financed on a short-term basis by the supplier with payment terms which extended throughout fiscal 2004. The $2.1 million obligation was reported within Accounts payable at August 31, 2003.

     The Company anticipates that capital expenditures in fiscal 2005 will exceed those incurred during fiscal 2004, due in part to the Company's plan to begin construction of an addition to its primary facility in Hauppauge, New York, during the second half of fiscal 2005. The current plan is to expand the facility from its current 80,000 square feet to approximately 200,000 square feet, allowing consolidation of the Company's Hauppauge operations into a single facility during fiscal 2006. The Company is awaiting final regulatory approval for this project. The Company currently expects that the cost of this expansion will be between $15 million and $20 million. There were no material commitments for capital expenditures as of August 31, 2004.

     During the quarter ended August 31, 2004, the Company filed claims for $7.3 million of Federal income tax refunds which resulted from the carry back of several capital losses realized during fiscal 2004 against capital gains reported in previous fiscal years. Refunds of $6.9 million were received against these claims during the second quarter, and receipt of the remaining $0.4 million refund is dependent upon completion of the related I.R.S. audit.

     For federal income tax purposes, the Company has $8.3 million of net operating loss carryforwards that are available to offset ordinary taxable income generated in fiscal 2005 and beyond.

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

     The Company expects that its cash, cash equivalents, short-term investments, cash flows from operations and its borrowing capacity will be sufficient to finance the Company's operating and capital requirements for at least the next 12 months and for the foreseeable future thereafter.


     Recent Accounting Pronouncements
     --------------------------------

     In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised SFAS 132 requires additional disclosures about plan assets, benefit obligations, cash flows, benefit costs and other relevant information related to pensions and other postretirement benefits. It also requires certain disclosures related to pensions and other postretirement benefits to be included in quarterly filings, which are included within Note 11 to the Condensed Consolidated Financial Statements included within this report.

     In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The objective of this issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after June 15, 2004. In September 2004, the EITF delayed the effective date to apply EITF 03-1 on certain impaired debt securities. The adoption of this pronouncement did not impact the Company's results of operations or financial position.

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

     As of August 31, 2004, the Company's $22.4 million of short-term and long-term investments consisted primarily of investments in corporate, government and municipal obligations with maturities of between three and fifteen months. If market interest rates were to increase immediately and uniformly by 10 percent from levels at August 31, 2004, the Company estimates that the fair value of these short-term and long-term investments would decline by an immaterial amount. The Company generally expects to hold these investments until maturity and, therefore, would not expect operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

     Equity Price Risk - The Company has no material investments in equity securities of other companies on its Consolidated Balance Sheet as of August 31, 2004.

     Foreign Currency Risk - The Company has international sales and expenditures and is, therefore, subject to certain foreign currency rate exposure. The Company conducts a significant amount of its business in Asia and the Pacific Rim region. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company's product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars. Most transactions in the Japanese market made by the Company's subsidiary, SMSC Japan, are denominated in Japanese yen. SMSC Japan purchases a significant amount of its products for resale from SMSC in U.S. dollars, and from time to time has entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. No such contracts were executed during either fiscal 2004 or the first six months of fiscal 2005, and there are no obligations under any such contracts as of August 31, 2004.

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


     ITEM 4.  CONTROLS AND PROCEDURES

     The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company's evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2004, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

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


     ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     (e) Purchases of Equity Securities by the Issuer

     In October 1998, the Company's Board of Directors approved a plan authorizing the repurchase up to one million shares of the Company's common stock in the open market or in private transactions. The Board of Directors increased the authorization from one million shares to two million shares in July 2000, and from two million shares to three million shares in July 2002. The plan has no specified expiration date. Shares of common stock purchased pursuant to the repurchase plan are held as treasury stock.

     Activity under this plan during the period covered by this report was as follows (shares in thousands):


                   Total    Average    Total Number of      Maximum Number of
                 Number of   Price     Shares Purchased     Shares that May Yet
                  Shares    Paid per  as Part of Publicly   Be Purchased Under
      Period     Purchased   Share      Announced Plans    the Plans or Programs
     ---------------------------------------------------------------------------

      June 2004        -         -               -               1,180
      July 2004        -         -               -               1,180
      August 2004     22   $ 15.80              22               1,158
     -----------------------------------------------------
                      22   $ 15.80              22
     =====================================================

     All purchases during this period were open market transactions.


     ITEM 4.  Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders at the registrant's July 14, 2004 annual meeting of shareholders.

     (1) The following were elected directors, each receiving the number of votes set opposite their respective names:

                                                               Broker
                         Votes Received     Votes Withheld    Non-votes
                         --------------     --------------    ---------

     Andrew M. Caggia      15,227,175         1,287,363          --
     Timothy P. Craig      15,372,560         1,141,978          --
     Ivan T. Frisch        15,351,314         1,163,224          --

     Each of the following directors, who were not up for reelection at the July 14, 2004 annual meeting of shareholders, will continue to serve as directors: Steven J. Bilodeau, Robert M. Brill, James A. Donahue and Peter
     F. Dicks.

     (2) The 2004 Stock Option Plan was not approved by the following vote:

                                                                Broker
                   For            Against         Abstain     Non-votes
                   ---            -------         -------     ---------

                 2,366,550       11,786,623       431,698     1,929,667

     (3) The 2004 Restricted Stock Plan was not approved by the following vote:

                                                                Broker
                   For            Against         Abstain     Non-votes
                   ---            -------         -------     ---------

                 4,470,293        9,681,324       433,254     1,929,667

     (4) The 2004 Director Stock Option Plan was not approved by the following vote:


                                                                Broker
                   For            Against         Abstain     Non-votes
                   ---            -------         -------     ---------

                 4,526,467        9,624,550       433,854     1,929,667

     (5) The selection of PricewaterhouseCoopers LLP as the Company's auditors for the fiscal year ended February 28, 2005 was ratified by the following vote:

                                                               Broker
                   For            Against         Abstain     Non-votes
                   ---            -------         -------     ---------
                16,405,172           84,633        24,733            --


ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    10.1 * - Amendments to Stock Option Plans and Restricted Stock Plans, dated April 7, 2004.

    10.2 * - January 1, 2005 Amendment to the Standard Microsystems Corporation Executive Retirement Plan.

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


(b) Reports on Form 8-K

    On June 15, 2004, SMSC filed a report on Form 8-K pursuant to which it furnished a press release announcing the Company's operating results for the first quarter of fiscal 2005.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    STANDARD MICROSYSTEMS CORPORATION


DATE:  October 12, 2004                   By: /s/ Andrew M. Caggia
                                          -------------------------
                                                 (Signature)

                                          Andrew M. Caggia
                                          Senior Vice President - Finance
                                          (duly authorized officer) and
                                          Chief Financial Officer
                                          (principal financial officer)