Form 10-Q
period 2004-11-30
STANDARD MICROSYSTEMS CORP
filed 2005-01-10
CIK 93384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            --------------------------------------------------------

                                    FORM 10-Q

            --------------------------------------------------------

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          Commission file number 0-7422

           --------------------------------------------------------

                        STANDARD MICROSYSTEMS CORPORATION

           --------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                 DELAWARE                         11-2234952

            --------------------------------------------------------

    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)              Identification No.)

                    80 Arkay Drive, Hauppauge, New York 11788

           --------------------------------------------------------

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

As of November 30, 2004, there were 18,655,000 shares of the registrant's common stock outstanding.

                        Standard Microsystems Corporation

                                    Form 10-Q
                     For the Quarter Ended November 30, 2004

                                Table of Contents


Part I    Financial Information

Item 1    Financial Statements (unaudited):
          Condensed Consolidated Balance Sheets as of November 30, 2004 and February 29, 2004
          Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended November 30, 2004 and 2003
          Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended November 30, 2004 and 2003
          Notes to Condensed Consolidated Financial Statements
Item 2    Management's   Discussion  and  Analysis  of  Financial  Condition and
          Results of Operations
Item 3    Quantitative and Qualitative Disclosures About Market Risk
Item 4    Controls and Procedures

Part II   Other Information

Item 1    Legal Proceedings
Item 6    Exhibits and Reports on Form 8-K

Signature

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands)


                                               November 30,     February 29,
                                                   2004             2004
                                                   ----             ----
Assets
Current assets:
  Cash and cash equivalents                    $  119,767       $  135,161
  Short-term investments                           61,113           23,136
  Accounts receivable, net                         16,782           21,946
  Inventories                                      38,009           23,162
  Deferred income taxes                            14,648           15,064
  Other current assets                              8,840            8,549
----------------------------------------------------------------------------

     Total current assets                         259,159          227,018
----------------------------------------------------------------------------

Property, plant and equipment, net                 22,767           23,430
Long-term investments                                   -           15,600
Goodwill                                           29,435           29,595
Intangible assets, net                              3,849            4,697
Deferred income taxes                               5,971            6,493
Other assets                                        3,707            3,192
----------------------------------------------------------------------------

                                               $  324,888       $  310,025
============================================================================

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                             $   19,783       $   14,679
  Deferred income on shipments to
  distributors                                      6,808            7,972
  Accrued expenses, income taxes and other
  liabilities                                      14,367           13,168
----------------------------------------------------------------------------

     Total current liabilities                     40,958           35,819
----------------------------------------------------------------------------

Other liabilities                                  11,967           12,104

Shareholders' equity:
  Preferred stock                                       -                -
  Common stock                                      2,050            2,019
  Additional paid-in capital                      187,239          181,830
  Retained earnings                               103,430           99,010
  Treasury stock, at cost                         (23,799)         (23,454)
  Deferred stock-based compensation                (2,163)          (1,962)
  Accumulated other comprehensive income            5,206            4,659
----------------------------------------------------------------------------

     Total shareholders' equity                   271,963          262,102
----------------------------------------------------------------------------

                                               $  324,888       $  310,025
============================================================================

See Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)


                                                                  Three Months Ended                       Nine Months Ended
                                                                    November 30,                             November 30,
                                                          ---------------------------------    ------------------------------------

                                                                2004              2003                 2004               2003
                                                                ----              ----                 ----               ----

Sales and revenues:
Product sales                                             $      48,026      $      52,282      $       145,611     $      142,751
Intellectual property revenues                                    2,729             20,467                8,354             21,008
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 50,755             72,749              153,965            163,759

Cost of goods sold                                               27,483             30,350               80,128             79,192
-----------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                     23,272             42,399               73,837             84,567

Operating expenses (income):
Research and development                                         10,390             10,244               32,472             28,625
Selling, general and administrative                              12,989             11,570               36,693             31,048
Amortization of intangible assets                                   265                317                  848                994
Gain on real estate transaction                                       -                  -                    -             (1,444)
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                      (372)            20,268                3,824             25,344

Interest income                                                     704                617                1,726              1,451
Other expense, net                                                  (20)              (145)                 (58)              (890)
-----------------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes
   and minority interest                                            312             20,740                5,492             25,905

Provision for (benefit from) income taxes                          (301)             5,910                1,072              7,590

Minority interest in net income of subsidiary                         -                 43                    -                139
-----------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations                                   613             14,787                4,420             18,176

Loss from discontinued operations (net of income tax
   benefits of $2 and $108)                                           -                 (3)                   -               (193)
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                               $          613      $      14,784      $         4,420     $       17,983
===================================================================================================================================


Basic net income per share:
  Income from continuing operations                      $         0.03      $        0.84      $          0.24     $         1.06
  Loss from discontinued operations                                   -                  -                    -              (0.01)
-----------------------------------------------------------------------------------------------------------------------------------

  Basic net income per share                             $         0.03      $        0.84      $          0.24     $          1.05
===================================================================================================================================

Diluted net income per share:
  Income from continuing operations                      $         0.03      $        0.77      $          0.23     $         1.00
  Loss from discontinued operations                                   -                  -                    -              (0.01)
-----------------------------------------------------------------------------------------------------------------------------------

  Diluted net income per share                           $         0.03      $        0.77      $          0.23     $         0.99
===================================================================================================================================

Weighted average common shares outstanding:
  Basic                                                          18,395             17,577               18,321             17,120
  Diluted                                                        19,035             19,242               19,375             18,143


See Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                               Nine Months Ended November 30,
                                            -----------------------------------

                                                  2004                2003
                                            ---------------      --------------


Cash flows from operating activities:
  Cash received from customers and
  licensees                                 $    158,732        $    164,609
  Cash paid to suppliers and employees          (156,309)           (131,263)
  Interest received                                1,486               1,361
  Interest paid                                     (108)                (51)
  Income taxes refunded (paid)                     6,703                (363)
-------------------------------------------------------------------------------

   Net cash provided by operating activities      10,504              34,293
-------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                            (7,335)             (7,563)
  Sales of property, plant and equipment           1,677               7,121
  Sales of long-term investments                   4,000               2,114
  Purchases of short-term investments            (46,030)            (36,675)
  Sales of short-term investments                 19,653              22,795
  Other                                               24                 139
-------------------------------------------------------------------------------

   Net cash used for investing activities        (28,011)            (12,069)
-------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock           3,618              13,698
  Purchases of treasury stock                       (344)                  -
  Repayments of obligations under capital
  leases and notes payable                        (1,575)             (1,249)
-------------------------------------------------------------------------------

   Net cash provided by financing activities       1,699              12,449
-------------------------------------------------------------------------------

Effect of foreign exchange rate changes on
  cash and cash equivalents                          414                 789

Cash used for discontinued operation                   -                (301)
-------------------------------------------------------------------------------

Net increase (decrease) in cash and
  cash equivalents                               (15,394)             35,161

Cash and cash equivalents at beginning
  of period                                      135,161              90,025
-------------------------------------------------------------------------------

Cash and cash equivalents at end of period  $    119,767        $    125,186
===============================================================================


Reconciliation of income from continuing operations to net cash provided by operating activities:

Income from continuing operations           $      4,420        $     18,176
Adjustments to reconcile income from
continuing operations to net cash
provided by operating activities:
  Depreciation and amortization                    8,586               7,329
  Stock-based compensation                         1,545                 813
  Tax benefits from employee stock plans             759               5,615
  Gains from sales of investments and
  property, net                                       (9)               (686)
  Other adjustments, net                             (23)               (197)
  Changes in operating assets and
  liabilities:
   Accounts receivable                            (4,576)              1,512
   Inventories                                   (14,713)             (3,444)
   Accounts payable, deferred income,
   accrued expenses and other liabilities          8,873               3,891
   Current and deferred income taxes               7,018               1,136
   Other changes, net                             (1,376)                148
-------------------------------------------------------------------------------

Net cash provided by operating activities   $     10,504        $     34,293
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial information of Standard Microsystems Corporation and subsidiaries, referred to herein as "SMSC" or "the Company," has been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission, and reflects all adjustments, consisting only of normal recurring adjustments, which in management's opinion are necessary to state fairly the Company's financial position, results of operations and cash flows for all periods presented.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of sales and revenues and expenses during the reporting period. Actual results may differ from those estimates, and such differences may be material to the financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended February 29, 2004 included in the Company's annual report on Form 10-K, as filed on May 14, 2004 with the Securities and Exchange Commission (SEC). The results of operations for the three and nine-month periods ended November 30, 2004 are not necessarily indicative of the results to be expected for any future periods.


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

     Had compensation expense been recorded under the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share data):

                                                                      Three Months Ended           Nine Months Ended
                                                                         November 30,                 November 30,
                                                                    -----------------------------------------------------
                                                                       2004         2003           2004        2003
                                                                    -----------------------------------------------------

       Net income - as reported                                       $   613      $  14,784      $  4,420    $  17,983
       Stock-based compensation expense included in net income,
       net of taxes - as reported                                         724            232         1,055          691
       Stock-based compensation expense determined using the
       fair value method for all awards, net of taxes                  (1,877)         2,916        (6,398)      (1,775)
      -------------------------------------------------------------------------------------------------------------------
       Net income (loss) - pro forma                                  $  (540)     $  17,932      $   (923)   $  16,899
      ===================================================================================================================

       Basic net income per share - as reported                       $  0.03      $    0.84      $   0.24    $    1.05
      ===================================================================================================================
       Diluted net income per share - as reported                     $  0.03      $    0.77      $   0.23    $    0.99
      ===================================================================================================================
       Basic net income (loss) per share - pro forma                  $ (0.03)     $    1.02      $  (0.05)   $    0.99
      ===================================================================================================================
       Diluted net income (loss) per share - pro forma                $ (0.03)     $    1.02      $  (0.05)   $    0.99
      ===================================================================================================================


3.   Balance Sheet Data

     Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):


                                          Nov. 30, 2004       Feb. 29, 2004
     -----------------------------------------------------------------------

       Raw materials                      $         963       $         910
       Work in process                           21,756              13,202
       Finished goods                            15,290               9,050
     -----------------------------------------------------------------------

                                          $      38,009       $      23,162
     =======================================================================

     Property, plant and equipment consist of the following (in thousands):

                                          Nov. 30, 2004       Feb. 29, 2004
     -----------------------------------------------------------------------

       Land                               $         578       $       1,570
       Buildings and improvements                13,143              20,842
       Machinery and equipment                   91,053              90,195
     -----------------------------------------------------------------------
                                                104,774             112,607
       Less: accumulated depreciation            82,007              89,177
     -----------------------------------------------------------------------

                                          $      22,767       $      23,430
     =======================================================================


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

     The shares used in calculating basic and diluted net income per share for the Condensed Consolidated Statements of Operations included within this report are reconciled as follows (in thousands):

                                    Three Months Ended     Nine Months Ended
                                       November 30,          November 30,
                                      2004       2003      2004       2003
                                   -------------------------------------------

     Average shares outstanding
      for basic net income per
      share                             18,395     17,577    18,321     17,120
     Dilutive effect of stock
      options and unvested
      restricted stock awards              640      1,665     1,054      1,023
     -------------------------------------------------------------------------

     Average shares outstanding for
      diluted net income per share      19,035     19,242    19,375     18,143
     =========================================================================

     Options covering 1.8 million and 0.3 million shares for the three-month periods ended November 30, 2004 and 2003, respectively, and 1.0 million and
     1.6 million shares for the nine-month periods ended November 30, 2004 and 2003, respectively, were excluded from the computation of average shares outstanding for diluted net income per share because their effect was antidilutive.


5.   Comprehensive Income

     The Company's other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on equity investments classified as available-for-sale. The components of the Company's comprehensive income for the three and nine-month periods ended November 30, 2004 and 2003 were as follows (in thousands):

                                    Three Months Ended     Nine Months Ended
                                      November 30,           November 30,
                                     2004       2003       2004       2003
                                  --------------------------------------------

     Net income                       $    613 $   14,784  $  4,420  $ 17,983
     Other comprehensive income:
     Change in foreign currency
      translation adjustment               568        995       558     1,211
     Change in unrealized gain
      (loss) on marketable
      equity securities, net of
      taxes                                  8         12       (11)       47
     Reclassification adjustment for
      loss on marketable equity
      security included in net
      income, net of taxes                   -          -         -       665
     -------------------------------------------------------------------------

     Total comprehensive income       $  1,189 $   15,791  $  4,967  $  19,906
     =========================================================================


     During the nine-month period ended November 30, 2003, the Company sold its remaining equity investment in Chartered Semiconductor Manufacturing, Ltd. This investment was classified as available-for-sale, and temporary changes in its market value, net of income taxes, were included within the Company's other comprehensive income, and were presented cumulatively as an unrealized gain or loss, net of income taxes, within Accumulated other comprehensive income on the Company's Consolidated Balance Sheets. The amount presented as a reclassification adjustment in the preceding table represents the amount previously reported within Other comprehensive income as an unrealized loss on this investment, net of income taxes, through February 28, 2003.


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

     In respect of this relationship, Intel agreed to pay to the Company an aggregate amount of $75 million, of which $20 million and $2.5 million was recognized as Intellectual property revenue, and paid, in the third and fourth quarters of fiscal 2004, respectively, and $2.5 million was recognized as Intellectual property revenue, and paid, in each of the first, second and third quarters of fiscal 2005, respectively. Of the remaining amount, $2.5 million is payable during the balance of fiscal 2005, $10.25 million is payable in fiscal 2006, $11.25 million is payable in fiscal 2007, $12.0 million is payable in fiscal 2008 and $9.0 million is payable in fiscal 2009. Such amounts are payable in quarterly installments each year, and are subject to possible reduction, in a manner and to an extent to be agreed by the parties, based upon the companies' collaboration and sales, facilitated by Intel, of certain future new products of the Company.


7.   Business Restructuring

     In December 2001, the Company announced a restructuring plan for its exit from the PC chipset business.

     The Company's reserve related to this restructuring declined from $1.0 million at February 29, 2004 to $0.6 million at November 30, 2004, reflecting payments against previously reserved non-cancelable lease obligations, which will continue through their respective lease terms through August 2008.


8.   Discontinued Operations

     The Company had been involved in an arbitration proceeding with Accton Technology Corporation (Accton) and SMC Networks, Inc. (Networks), relating to claims associated with the October 1997 purchase of a majority interest in Networks by Accton from SMSC. This divestiture was accounted for as a discontinued operation, and accordingly, costs associated with this action, net of income taxes, were reported within Loss from discontinued operations on the Consolidated Statements of Operations. These costs were negligible for the three-month period ended November 30, 2003, and totaled $0.2 million for the nine-month period ended November 30, 2003, after applicable income tax benefits. This action was settled during the fourth quarter of fiscal 2004.


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

     As of November 30, 2004 and February 29, 2004, the Company's finite-lived intangible assets consisted of the following (in thousands):

                                 November 30, 2004          February 29, 2004
     --------------------------------------------------------------------------
                                            Accumulated            Accumulated
                                Cost       Amortization    Cost   Amortization
     --------------------------------------------------------------------------

     Existing technologies      $ 6,179        $  2,575    $ 6,179     $ 1,802
     Customer contracts             326              81        326          57
     Non-compete agreements           -               -        410         359
     --------------------------------------------------------------------------

                                $ 6,505        $  2,656    $ 6,915     $ 2,218
     ==========================================================================

     Estimated future intangible asset amortization expense for the remainder of fiscal 2005 and thereafter is as follows (in thousands):

     Period                                     Amount
     -------------------------------------------------

     Remainder of fiscal 2005                  $   266
     Fiscal 2006                                 1,063
     Fiscal 2007                                 1,063
     Fiscal 2008                                 1,062
     Fiscal 2009                                   290
     Fiscal 2010 and thereafter                    105
     =================================================


10.  Real Estate Transactions

     During the quarter ended November 30, 2004, the Company sold its remaining parcel of unused real estate in Hauppauge, New York, for net proceeds of $1.7 million, after transaction costs. This property had a carrying value of approximately $0.4 million. The contract of sale requires the Company to complete the remediation of certain soil contamination of uncertain origin identified at this property, at its expense, the completion of which is subject to regulatory approval. The completion date and cost of this remediation project are not yet determined, but based upon existing information, management expects to complete the project within twelve months at a cost no greater than $0.5 million.

     In a real estate sale, if a seller retains involvement with a property after it is sold in any way that results in retention of substantial risks or rewards of ownership, an "absence-of-continuing-involvement" criterion, which is required for the seller's recognition of a gain, has not been achieved. As a result of the arrangement described above, the "absence-of-continuing-involvement" criterion in this transaction has not yet been satisfied and accordingly no gain has been reflected within the Company's Consolidated Statement of Operations. The $1.3 million excess of the net proceeds from the sale over the carrying value of the property is included within Accrued expenses, income taxes and other liabilities on the Company's November 30, 2004 Condensed Consolidated Balance Sheet. Any gain on this transaction, net of costs incurred in the remediation project, will be recorded upon satisfaction of the "absence-of-continuing-involvement" criterion.

     During the quarter ended May 31, 2003, the Company sold certain portions of its Hauppauge, New York real estate holdings, for aggregate proceeds of $7.0 million, net of transaction costs. These transactions resulted in an aggregate gain of $1.7 million, $1.4 million of which related to property in which the Company has no continued interest and was recognized within the Company's fiscal 2004 first quarter operating results, and $0.3 million of which related to property that the Company has leased back from the purchaser and was therefore deferred. This deferred gain is being recognized within the Company's operating results as a reduction in rent expense on a straight-line basis over a 30-month period beginning in June 2003, consistent with the term of the lease. As of November 30, 2004, the Company's remaining rent obligation over the term of this lease is approximately $0.3 million.


11.  Retirement Plans

     The Company maintains an unfunded Supplemental Executive Retirement Plan to provide senior management with retirement, disability and death benefits. The Company's subsidiary, SMSC Japan, also maintains an unfunded retirement plan, which provides its employees and directors with separation benefits, consistent with customary practices in Japan. Benefits under these defined benefit plans are based upon various service and compensation factors. The following table sets forth the components of the consolidated net periodic pension expense for the three and nine-month periods ended November 30, 2004 and 2003, respectively (in thousands):


                                         Three Months Ended  Nine Months Ended
                                              November 30,     November 30,
                                        ---------------------------------------
                                          2004       2003     2004       2003
     --------------------------------------------------------------------------

      Service cost - benefits earned       $  71     $  65   $  214     $ 196
      Interest cost on projected benefit
      obligations                            107       102      320       305
      Net amortization and deferral           72        68      217       204
     --------------------------------------------------------------------------

      Net periodic pension expense         $ 250     $ 235   $  751     $ 705
     ==========================================================================


     Additionally, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing benefits under the Supplemental Executive Retirement Plan.


12.  Litigation

     In June 2003, SMSC was named as a defendant in a patent infringement lawsuit filed by Analog Devices, Inc. (ADI) in the United States District Court for the District of Massachusetts (Analog Devices, Inc. v. Standard Microsystems Corporation, Case Number 03 CIV 11216). The Complaint, as amended, alleges that some of the Company's products infringe one or more of three of ADI's patents, and seeks injunctive relief and unspecified damages. In September 2003, the Company filed an Answer in the lawsuit, denying ADI's allegations and raising affirmative defenses and
     counterclaims.   The  Company  is  vigorously  defending  the  lawsuit  and collecting evidence to support its defenses to infringement and its allegations of patent invalidity and unenforceability. A trial date in the first quarter of calendar 2005 is expected to be scheduled. Although it is premature to assess the outcome of the litigation, the Company believes that the allegations against it are without merit.


13.  Common Stock Repurchase Program

     The Company maintains a common stock repurchase program, as approved by its Board of Directors, which authorizes the Company to repurchase up to three million shares of its common stock on the open market or in private transactions. Under this program, the Company repurchased approximately 22,000 shares of its common stock at a cost of $0.3 million during the second quarter of fiscal 2005. No shares were repurchased during the third quarter of fiscal 2005. The Company currently holds repurchased shares as treasury stock. As of November 30, 2004, the Company has repurchased a total of approximately 1.8 million shares of its common stock, at a cost of $23.8 million, under this program.


14.  Stock Appreciation Rights Plan

     In  September  2004,  the  Company's  Board of  Directors  approved a Stock
     Appreciation Rights (SAR) Plan (the Plan), the purpose of which is to attract, retain, reward and motivate employees and consultants to promote the Company's best interests and to share in its future success. The Plan authorizes the Board's Compensation Committee to grant up to two million SAR awards to eligible officers, employees and consultants. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of SMSC common stock over the award's exercise price. The exercise price of a SAR is equal to the closing market price of SMSC stock on the date of grant. SAR awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant. The Company recognizes compensation expense for the appreciation of a SAR award's market value over its exercise price over the term of the award.

     During the quarter ended November 30, 2004, the Company awarded approximately 1.5 million SARs, which will vest ratably over four and five-year periods on the anniversary date of the awards. All of these SAR awards were granted on the same date and carry an exercise price of $17.10. The Company recorded $0.9 million of compensation expense for these awards during the quarter ended November 30, 2004.


15.  Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs, An Amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and does not expect that its adoption will have a material impact on its consolidated financial position, results of operations and cash flows.

     In December 2004, the FASB issued SFAS No. 123R (Revised 2004), "Share-Based Payment". The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted the option of continuing to apply the guidance in APB Opinion 25, provided that the footnotes to the consolidated financial statements disclosed pro forma net income and net income per share, as if the preferable fair-value-based method had been applied. SFAS No. 123R requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 123R and believes that the adoption of this statement could have a material impact on its consolidated financial position, results of operations and cash flows.

     In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets", an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of SFAS No. 153 will have a material effect on its consolidated financial position, results of operations or cash flows.



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto contained in this report.

     Portions of this report may contain forward-looking statements about expected future events and financial and operating results that involve risks and uncertainties. These include the timely development and market acceptance of new products; the impact of competitive products and pricing; the effect of changing economic conditions in domestic and international markets; changes in customer order patterns and creditworthiness; loss of key customers, order cancellations or reduced bookings; and excess or obsolete inventory and variations in inventory valuation, among others. Words such as "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. Such statements are qualified in their entirety by the inherent risks and uncertainties surrounding future expectations and may not reflect the potential impact of any future acquisitions, mergers or divestitures.

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

     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of
     2002, have increased the Company's expenses as it evaluates the implications of these new rules and devotes resources to respond to the new requirements. The Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their officers and their directors for securities law violations. In particular, the Company is incurring additional administrative expenses and investing substantial management time to implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and independent auditors to attest to, internal controls over financial reporting. The Company currently is in the process of documenting its internal controls and testing their effectiveness. While management currently anticipates implementing the requirements relating to internal controls and other aspects of Section 404 in a timely manner, the evaluation and attestation process is new and neither the Company nor its auditors have significant experience with it and have no precedent available by which to measure compliance adequacy. If the Company is unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, it could be required to disclose deficiencies and take other actions which could result in the use of significant financial and managerial resources and could also be subject to sanctions or investigation by regulatory authorities, including the SEC or The Nasdaq National Market. Any such action could adversely affect the Company's financial results and the market price of its common stock.

     In addition, The Nasdaq National Market, on which the Company's common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased, and may continue to increase, the scope, complexity and cost of the Company's corporate governance, reporting and disclosure practices. As a result, the Company's board members, Chief Executive Officer, Chief Financial Officer and other corporate officers could face increased risks of personal liability in connection with the performance of their duties. As a result, the Company may have difficultly attracting and retaining qualified board members and officers, which would adversely affect its business. Further, these developments could affect the Company's ability to secure desired levels of directors' and officers' liability insurance, requiring the Company to accept reduced insurance coverage or incur substantially higher costs to obtain coverage.


     Overview
     ========

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

     The Company is based in Hauppauge, New York with operations in North America, Taiwan, Japan, Korea, China, Singapore and Europe. SMSC operates engineering design centers in New York, Arizona and Texas.

     New Brand Identity and Corporate Image

     On April 26, 2004, SMSC was honored to open the Nasdaq stock market and concurrently unveiled a new global brand identity, including a new logo, tagline - "Success by Design," and website design at its www.smsc.com homepage. Through its communication initiatives, the Company has placed a renewed emphasis on building awareness of its market leadership position and capabilities to serve its customers. The "Success by Design" tagline underscores the Company's mission of being an essential ingredient that fuels its customers' success. This tagline highlights SMSC's culture, which is deliberate in the manner in which it seeks to ensure success for its customers and stakeholders.


     Critical Accounting Policies and Estimates
     ==========================================

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

     Further information regarding these policies appears within the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the fiscal year ended February 29, 2004 filed with the SEC on May 14, 2004. During the three-month period ended November 30, 2004, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.


     Results of Operations
     =====================

     Sales and Revenues

     Sales and revenues for the three months ended November 30, 2004 were $50.7 million, consisting of $48.0 million of product sales and $2.7 million of intellectual property revenues, compared to sales and revenues of $72.7 million for the prior-year's corresponding quarter, consisting of $52.3 million of product sales and $20.4 million of intellectual property revenues. Sales and revenues for the nine months ended November 30, 2004 were $154.0 million, consisting of $145.6 million of product sales and $8.4 million of intellectual property revenues, compared to sales and revenues of $163.8 million, consisting of $142.8 million of product sales and $21.0 million of intellectual property revenues, for the year earlier period.

     The Company's product sales for the three months ended November 30, 2004 were lower than management's expectations, due to an accounts receivable collectibility issue with one of the Company's Taiwan-based distributors. Specifically, the Company determined that this customer, whose credit history with the Company had consistently been excellent, was experiencing financial distress and a lack of liquidity.

     Since the Company recognizes product sales and related cost of goods sold on shipments to distributors only upon the distributors' resale of the products to end customers, a portion of the accounts receivable from a distributor at any time are for products still in the distributor's inventory, for which the Company has not yet recognized product sales. These deferred product sales and related cost of goods sold are reported net as Deferred income on shipments to distributors on the Company's Consolidated Balance Sheet. Generally accepted accounting principles preclude the recognition of revenue when collectibility is not reasonably assured. The Company concluded that this standard had not been met with respect to shipments to this distributor that remained uncollected at November 30, 2004. Therefore, $4.2 million of product sales, representing products resold by the distributor during the third fiscal quarter but unpaid for by the distributor at November 30, 2004, were not recognized.

     The original SMSC inventory cost of those products resold by the distributor, but as yet unpaid for, as well as the inventory cost of unsold inventory held by the distributor, was $4.6 million at November 30, 2004. That amount is included within Other current assets on the Condensed Consolidated Balance Sheet at that date. The Company's current expectation is that this amount will be recovered.

     The Company is not currently extending any credit to this distributor and has arranged alternate channels for delivery of products to its end customers. No credit will be extended to this distributor in the future unless the Company determines that the distributor's financial condition has improved to a point warranting consideration of credit terms.

     As any payments are received from this distributor, or if collectibility otherwise becomes reasonably assured, product sales of up to $7.2 million from prior shipments to this distributor could be recorded in the fourth quarter of fiscal 2005 or beyond. This includes the $4.2 million of product sales that were not recognized in the third quarter, as discussed above, and approximately $3.0 million of additional product sales derived from sales of the distributor's unsold November 30, 2004 inventory. As of the date of this filing, $1.0 million of the $7.2 million has been paid to the Company and will be recognized as product sales in the fourth quarter of fiscal 2005. Any additional collections will also be recognized as product sales, in the period in which the collection occurs, or when collectibility from this distributor becomes reasonably assured, if earlier.

     The decline in product sales in the current fiscal year's third quarter, compared to the prior year's third quarter, reflects the impact of the above-referenced $4.2 million of product sales not recognized in this year's third quarter. When used in this paragraph, the term "demand" will refer to the Company's current period product sales inclusive of the unrecognized product sales. As such, demand for the Company's products in the third quarter of fiscal 2005 was $52.2 million, approximately level with $52.3 million in the prior year's third quarter. Sequentially, demand for the Company's products increased from $47.3 million in the second quarter of fiscal 2005 to $52.2 million in the third quarter of fiscal 2005, an increase of 10%. Sequential growth was achieved in demand for both PC I/O and non-PC I/O products, on the strength of both new design-wins and the typical trend experienced during the holiday buying season.

     Compared to the prior year's third quarter, in which non-PC I/O products contributed 35% of total product sales, the Company has experienced strong growth in its non-PC I/O products, which contributed 44% of product sales for the three months ended November 30, 2004. Non-PC I/O products include networking, connectivity and other products. During the nine months ended November 30, 2004, non-PC I/O products contributed 42% of total product sales, compared to 32% for the year earlier period. These mix changes reflect the impact of new non-PC I/O design-wins, broader product offerings, and the Company's ongoing focus on aggressively identifying and pursuing market opportunities in its non-PC I/O product lines, and is consistent with the Company's diversification goals.

     Product sales to customers outside of North America accounted for approximately 84% and 85% of the Company's product sales for the three and nine-month periods ended November 30, 2004, respectively, the largest portion of which was to the Asia and Pacific Rim region. The comparable percentages for the three and nine-month periods in the prior fiscal year were 95% and 93%, respectively. The Company expects that international shipments, particularly to the Asia and Pacific Rim region, will continue to represent a significant portion of its product sales.

     Intellectual property revenues for the three and nine-month periods ended November 30, 2004 were $2.7 million and $8.4 million, respectively, compared to $20.5 million and $21.0 million, respectively, for the corresponding prior-year periods. As more fully described within Note 6 to the Condensed Consolidated Financial Statements, intellectual property revenues for both the current and prior fiscal years include payments from Intel Corporation pursuant to the terms of a September 2003 business agreement. Revenues for the current fiscal year include payments under this agreement of $2.5 million in each of the year's three fiscal quarters, and in the prior fiscal year include the agreement's initial payment of $20 million in the quarter ended November 30, 2003.

     Gross Profit

     Gross profit for the quarter ended November 30, 2004 was $23.3 million, or 45.9% of sales and revenues, compared to $42.4 million, or 58.3% of sales and revenues, for the three months ended November 30, 2003. Excluding intellectual property revenues, gross profit from product sales was $20.5 million, or 42.8% of product sales, for the quarter ended November 30, 2004, compared to $21.9 million, or 41.9% of product sales, for quarter ended November 30, 2003.

     For the nine-month period ended November 30, 2004, gross profit was $73.8 million, or 48.0% of sales and revenues, compared to $84.6 million, or 51.6% of sales and revenues, for the nine-month period ended November 30, 2003. Excluding intellectual property revenues, gross profit from product sales was $65.5 million, or 45.0% of product sales, for the current year nine-month period, compared to $63.6 million, or 44.5% of product sales, for the prior year nine-month period.

     During fiscal 2005, the Company has experienced a change in its product mix, with more of its product sales being derived from non-PC I/O products, as compared to the year-earlier periods. While in the past, non-PC I/O products traditionally produced higher gross profit margins than PC I/O products, the Company has introduced new USB2.0 products into a very competitive market that currently generate lower gross profit margins than other non-PC I/O products. Accordingly, while gross profit as a percentage of product sales has increased modestly for both the current three and nine-month periods, as compared to the corresponding prior-year periods, the Company is not currently realizing the overall increased gross profit percentage at the level that would otherwise be expected from a higher product sales mix of non-PC I/O products. The Company is working on increasing its margins through design changes, enhanced product features, and cost saving initiatives, as it continues expanding its new product offerings in these competitive markets.

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

     R&D expenses were $10.4 million, or approximately 20% of sales and revenues, for the three months ended November 30, 2004, compared to $10.2 million, or approximately 14% of sales and revenues, for the three months ended November 30, 2003. The increase in the current year's three-month period, compared to the prior year's three-month period, includes $0.6 million of higher depreciation expenses associated with investments in advanced semiconductor design tools, partially offset by lower costs in several other categories. The increase in R&D expenses as a percentage of sales and revenues in the current three-month period, compared to the prior year's three-month period, results primarily from the higher intellectual property revenue in the prior year period.

     For the nine months ended November 30, 2004, R&D expenses were $32.5 million, or approximately 21% of sales and revenues, compared to $28.6 million, or approximately 17% of sales and revenues, for the nine months ended November 30, 2003. The increase in the current year's nine-month period, compared to the prior year's nine-month period, includes $1.7 million of higher compensation and benefit costs driven by engineering staff additions, $1.7 million of higher depreciation expense associated with investments in advanced semiconductor design tools, $0.6 million of higher device prototype costs and $0.2 million of stock-based compensation expense associated with the Company's SAR Plan. The largest portion of the increase in R&D expenses as a percentage of sales and revenues in the current nine-month period, compared to the prior year's nine-month period, results from the higher intellectual property revenue in the prior-year period.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $13.0 million, or approximately 26% of sales and revenues, for the quarter ended November 30, 2004, compared to $11.6 million, or approximately 16% of sales and revenues, for the quarter ended November 30, 2003. The increase in the current year's three-month period, compared to the prior year's three-month period, includes $0.9 million of higher legal fees associated with litigation, $0.4 million of expenses associated with projects to achieve compliance with provisions of the Sarbanes-Oxley Act of 2002, and $0.6 million of stock-based compensation expense associated with the Company's SAR Plan, partially offset by the impact of $0.8 million of special incentives paid in the prior year's third quarter. The increase in expenses as a percentage of sales and revenues in the current three-month period, compared to the prior year's three-month period, results primarily from the higher intellectual property revenue in the prior year period.

     For the current nine-month period, selling, general and administrative expenses were $36.7 million, or approximately 24% of sales and revenues, compared to $31.0 million, or approximately 19% of sales and revenues, in the prior year nine-month period. The increase in the current year's nine-month period, compared to the prior year's nine-month period, includes $1.9 million of higher legal fees associated with litigation, $1.9 million of higher expenses associated with expanded worldwide resources in sales and marketing, $0.5 million of higher publicity and advertising expenses, $0.8 million of expenses associated with projects to achieve compliance with provisions of the Sarbanes-Oxley Act of 2002, and $0.6 million of stock-based compensation expense associated with the Company's SAR Plan, partially offset by the impact of $0.8 million of special incentives paid in the prior year period.

     Amortization of Intangible Assets

     For the three and nine-month periods ended November 30, 2004, the Company recorded amortization expenses of $0.3 million and $0.8 million, respectively, for intangible assets associated with the June 2002 acquisition of Gain. Comparable amortization expense was $0.3 million and $1.0 million for the three and nine-month periods ended November 30, 2003.

     Real Estate Transactions

     During the quarter ended November 30, 2004, the Company sold its remaining parcel of unused real estate in Hauppauge, New York, for net proceeds of $1.7 million, after transaction costs. This property had a carrying value of approximately $0.4 million. The contract of sale requires the Company to complete the remediation of certain soil contamination of uncertain origin identified at this property, at its expense, the completion of which is subject to regulatory approval. The completion date and cost of this remediation project are not yet determined, but based upon existing information, management expects to complete the project within twelve months at a cost no greater than $0.5 million.

     In a real estate sale, if a seller retains involvement with a property after it is sold in any way that results in retention of substantial risks or rewards of ownership, an "absence-of-continuing-involvement" criterion, which is required for the seller's recognition of a gain, has not been achieved. As a result of the arrangement described above, the "absence-of-continuing-involvement" criterion in this transaction has not yet been satisfied and accordingly no gain has been reflected within the Company's Consolidated Statement of Operations. The $1.3 million excess of the net proceeds from the sale over the carrying value of the property is included within Accrued expenses, income taxes and other liabilities on the Company's November 30, 2004 Condensed Consolidated Balance Sheet. Any gain on this transaction, net of costs incurred in the remediation project, will be recorded upon satisfaction of the "absence-of-continuing-involvement" criterion.

     During the quarter ended May 31, 2003, the Company sold certain portions of its Hauppauge, New York real estate holdings, for aggregate proceeds of $7.0 million, net of transaction costs. These transactions resulted in an aggregate gain of $1.7 million, $1.4 million of which related to property in which the Company has no continued interest and was recognized within the Company's fiscal 2004 first quarter operating results, and $0.3 million of which related to property that the Company has leased back from the purchaser and was therefore deferred. This deferred gain is being recognized within the Company's operating results as a reduction in rent expense on a straight-line basis over a 30-month period beginning in June 2003, consistent with the term of the lease. As of November 30, 2004, the Company's remaining rent obligation over the term of this lease is approximately $0.3 million.

     Other Income and Expense

     During the quarter ended May 31, 2003, the Company sold its remaining equity investment in Chartered Semiconductor Manufacturing, Ltd., realizing losses of $0.7 million, which are included within Other expense, net, for the nine-month period ended November 30, 2003.

     Provision For Income Taxes

     The Company's effective income tax rate primarily reflects statutory Federal and state income tax rates, adjusted for the impact of tax-exempt interest income and anticipated income tax credits.

     The Company's $1.1 million provision for income taxes for the nine-month period ended November 30, 2004 reflects an expected fiscal 2005 effective tax rate of 24.5%, as well as a $0.3 million tax benefit related to prior fiscal years, primarily due to better than expected settlements of open tax audits. The 24.5% effective tax rate for fiscal 2005 is lower than the 26.5% effective rate which was expected as of August 31, 2004, reflecting a higher proportionate impact of income tax credits and tax-exempt interest income against a reduced pre-tax income projection. The $0.3 million income tax benefit recorded for the three months ended November 30, 2004 reflects the cumulative impact of this lower expected effective income tax rate as well as the $0.3 million tax benefit related to prior fiscal years.

     The $7.6 million provision for income taxes for the nine-month period ended November 30, 2003 resulted in an effective income tax rate of 29.3% for that period. This provision for income taxes included the tax effects of certain special transactions, including real estate and equity investment sales, and $20 million of special intellectual property revenues, income taxes on all of which are recorded when they occur, at the Company's incremental income tax rate of approximately 36.0%. The prior year's provision for income taxes also reflected a $0.8 million income tax benefit related to prior fiscal years, primarily due to better than expected settlements of open tax audits.

     Discontinued Operations

     The Company had been involved in an arbitration proceeding with Accton Technology Corporation (Accton) and SMC Networks, Inc. (Networks), relating to claims associated with the October 1997 purchase of a majority interest in Networks by Accton from SMSC. The divestiture was accounted for as a discontinued operation, and accordingly, costs associated with this action, net of income taxes, were reported within Loss from discontinued operations on the Consolidated Statements of Operations. These costs were negligible for the quarter ended November 30, 2003, and totaled $0.2 million for the nine-month period ended November 30, 2003, after applicable income tax benefits. This action was settled during the fourth quarter of fiscal 2004.


     Liquidity and Capital Resources
     ===============================

     The Company currently finances its operations through a combination of existing resources and cash generated by operations.

     The Company's cash, cash equivalents and liquid investments (including marketable securities with maturities in excess of one year) were $180.9 million at November 30, 2004, compared to $173.9 million at February 29, 2004, an increase of $7.0 million. The Company's operating activities provided $10.5 million of cash during the first nine months of fiscal 2005, compared to $34.3 million for the first nine months of fiscal 2004. The higher net cash provided from operating activities in the first nine months of fiscal 2004, compared to the fiscal 2005 nine-month period, reflects $12.5 million of higher intellectual property revenue payments from Intel Corporation in the prior year period and the impact of an increase in inventories during the current period, partially offset by $6.7 million of income tax refunds, net of income taxes paid, in the current period.

     The Company's inventories were $38.0 million at November 30, 2004, an increase of $14.8 million compared to $23.2 million at February 29, 2004. This increase resulted from the replenishment of depleted buffer stocks, as well as accelerated purchases of high-volume parts in response to apparent shortages in the supply chain earlier in fiscal 2005. The Company currently estimates that its inventories will be below $35 million by the end of the fiscal year and should return to normal turnover levels by the end of the first quarter of fiscal 2006.

     Accounts receivable declined from $21.9 million at February 29, 2004 to $16.8 million at November 30, 2004, a decrease of $5.1 million. The majority of this decline reflects the impact of an accounts receivable collectibility issue with one customer, as discussed in detail within the "Sales and Revenues" portion of this analysis. Partially offsetting the impact of the collectibility issue has been the impact of a reduction in unclaimed pricing credits by distributors during fiscal 2005. SMSC accrues a liability for distributor pricing credits when the distributor ships the Company's products and earns such credits, but the issuance of the actual credit memo to the distributor is dependent upon the distributor's submission of an appropriate claim to SMSC. Delays in distributors' claims for these credits typically results in lower than expected accounts receivable balances, since the delays result in full collections for certain invoices against which the distributor is actually entitled to, but has not yet claimed, a pricing credit. It has been the Company's experience that all such pricing credits are claimed, although the timing of the claims varies by distributor. Pricing credits are recorded as a reduction of product sales when accrued.

     Other than the collectibility issue with one customer as discussed earlier, the remainder of the Company's accounts receivable portfolio is almost entirely current.

     Capital expenditures for the nine-month period ended November 30, 2004 were $7.3 million, and were predominantly for production test equipment, investments in intellectual property used in product design activities and facility improvements. Capital expenditures for the nine-month period ended November 30, 2003 were $8.6 million, including $4.3 million in advanced design tools that were financed on a short-term basis by the supplier with payment terms which extended through fiscal 2004. As of November 30, 2003, the $1.1 million remaining obligation under this arrangement was reported within Accounts payable.

     The Company anticipates that capital expenditures in fiscal 2006 will exceed those expected to be incurred during fiscal 2005, due in part to the Company's plan to begin construction of an addition to its primary facility in Hauppauge, New York, during the fourth quarter of fiscal 2005. The current plan is to expand the facility from its current 80,000 square feet to approximately 200,000 square feet, allowing consolidation of the Company's Hauppauge operations into a single facility during fiscal 2007. The Company currently expects that the cost of this expansion will be between $15 million and $20 million. There were no material commitments for capital expenditures as of November 30, 2004.

     Proceeds from the issuance of common stock of $13.7 million reported in the prior year's nine-month period represents proceeds from common stock issued under the Company's stock option plans, compared to $3.6 million of such proceeds during the current year's nine-month period. The prior year period's activity was driven by increases in the market price of the Company's common stock during that period.

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

     For federal income tax purposes, the Company has $7.2 million of net operating loss carryforwards that are available to offset ordinary taxable income generated in fiscal 2005 and beyond.

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

     The Company expects that its cash, cash equivalents, short-term investments, cash flows from operations and its borrowing capacity will be sufficient to finance the Company's operating and capital requirements for at least the next twelve months and for the foreseeable future thereafter.



     Recent Accounting Pronouncements
     --------------------------------

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, An Amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and does not expect that its adoption will have a material impact on its consolidated financial position, results of operations and cash flows.

     In December 2004, the FASB issued SFAS No. 123R (Revised 2004), "Share-Based Payment". The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted the option of continuing to apply the guidance in APB Opinion 25, provided that the footnotes to the consolidated financial statements disclosed pro forma net income and net income per share, as if the preferable fair-value-based method had been applied. SFAS No. 123R requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 123R, and believes that the adoption of this statement could have a material impact on its consolidated financial position, results of operations and cash flows.

     In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets", an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of SFAS No. 153 will have a material effect on its consolidated financial position, results of operations or cash flows.


     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Financial Market Risks
     ======================

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

     As of November 30, 2004, the Company's $61.1 million of short-term investments consisted primarily of investments in corporate, government and municipal obligations with maturities of between three and twelve months. If market interest rates were to increase immediately and uniformly by 10 percent from levels at November 30, 2004, the Company estimates that the fair value of these short-term and long-term investments would decline by an immaterial amount. The Company generally expects to hold these investments until maturity and, therefore, would not expect operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

     Equity Price Risk - The Company has no material investments in equity securities of other companies on its Consolidated Balance Sheet as of November 30, 2004.

     Foreign Currency Risk - The Company has international sales and expenditures and is, therefore, subject to certain foreign currency rate exposure. The Company conducts a significant amount of its business in Asia and the Pacific Rim region. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company's product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars. Most transactions in the Japanese market made by the Company's subsidiary, SMSC Japan, are denominated in Japanese yen. SMSC Japan purchases a significant amount of its products for resale from SMSC in U.S. dollars, and from time to time has entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. No such contracts were executed during either fiscal 2004 or the first nine months of fiscal 2005, and there are no obligations under any such contracts as of November 30, 2004.

     The Company has never received a cash dividend (repatriation of cash) from SMSC Japan.

     Other Factors That May Affect Future Operating Results
     ======================================================

     As a supplier of semiconductors, the Company competes in a challenging business environment, which is characterized by intense competition, rapid technological changes and cyclical business patterns. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements. The Company faces a variety of risks and uncertainties in conducting its business, some of which are out of its control, and any of which, were they to occur, could impair the Company's operating performance. For a more detailed discussion of risk factors, please refer to the Company's annual report on Form 10-K for the fiscal year ended February 29, 2004 filed with the Securities and Exchange Commission on May 14, 2004.


     ITEM 4.   CONTROLS AND PROCEDURES

     The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company's evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2004, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized, and reported as and when required.

     There has been no change in the Company's internal control over financial reporting during the Company's fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     PART II - OTHER INFORMATION


     ITEM 1.   Legal Proceedings

     In June 2003, SMSC was named as a defendant in a patent infringement lawsuit filed by Analog Devices, Inc. (ADI) in the United States District Court for the District of Massachusetts (Analog Devices, Inc. v. Standard Microsystems Corporation, Case Number 03 CIV 11216). The Complaint, as amended, alleges that some of the Company's products infringe one or more of three of ADI's patents, and seeks injunctive relief and unspecified damages. In September 2003, the Company filed an Answer in the lawsuit, denying ADI's allegations and raising affirmative defenses and
     counterclaims.   The  Company  is  vigorously  defending  the  lawsuit  and collecting evidence to support its defenses to infringement and its allegations of patent invalidity and unenforceability. A trial date in the first quarter of calendar 2005 is expected to be scheduled. Although it is premature to assess the outcome of the litigation, the Company believes that the allegations against it are without merit.



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


     (b)  Reports on Form 8-K

     On September 22, 2004, SMSC filed a report on Form 8-K pursuant to which it furnished a press release announcing the Company's operating results for the second quarter of fiscal 2005.

     On October 1, 2004, SMSC filed a report on Form 8-K pursuant to which it announced the adoption of the Standard Microsystems Corporation 2004 Employee Stock Appreciation Rights Plan, which was approved by the Company's Board of Directors on September 28, 2004.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STANDARD MICROSYSTEMS CORPORATION


DATE:  January 10, 2005                    By: /s/ Andrew M. Caggia
                                           -------------------------
                                                  (Signature)

                                           Andrew M. Caggia
                                           Senior Vice President - Finance
                                           (duly authorized officer) and
                                           Chief Financial Officer
                                           (principal financial officer)