Form 10-K
period 2005-02-28
STANDARD MICROSYSTEMS CORP
filed 2005-05-16
CIK 93384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________

                                    FORM 10-K
                               ___________________

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended February 28, 2005
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                           Commission File No. 0-7422
                               ___________________

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

                                 (631) 435-6000
              (Registrant's telephone number, including area code)
                               ___________________

        Securities registered pursuant to Section 12(b) of the Act: None

                               ___________________


           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.10 par value
                         Preferred Stock Purchase Rights

 -------------------------------------------------------------------------------

                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( x )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes x No ___

     Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2004, based upon the closing price of the common stock as reported on the NASDAQ National Market on such date was approximately $289,615,000. As of March 31, 2005 there were 20,847,386 shares of the registrant's common stock outstanding.

                      Documents Incorporated By Reference

     Portions of the registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III of this report on Form 10-K.

                        Standard Microsystems Corporation
                                    Form 10-K
                   For the Fiscal Year Ended February 28, 2005




                                TABLE OF CONTENTS



PART I

Item 1.     Business
Item 2.     Properties
Item 3.     Legal Proceedings
Item 4.     Submission of Matters to a Vote of Security Holders


PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.     Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.    Quantitative and  Qualitative  Disclosures  about  Market Risk
Item 8.     Financial Statements   and   Supplementary   Data
Item 9.     Changes  in  and   Disagreements  with Accountants on Accounting and
            Financial Disclosure
Item 9A.    Controls  and  Procedures
Item 9B.    Other Information


PART III

Item 10.    Directors and Executive Officers of the Registrant
Item 11.    Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.    Certain Relationships and Related Transactions
Item 14.    Principal Accounting Fees and Services


PART IV

Item 15.    Exhibits and Financial Statement Schedules

Portions of this Form 10-K contain forward-looking statements concerning various aspects of the Company's business, including its strategy, product development efforts, and litigation. These statements involve numerous risks and uncertainties including those discussed throughout this document. For a further explanation and details of some of these risks, please refer to "Other Factors That May Affect Future Operating Results" within Part II, Item 7.


                                     PART I
                                     ------

Item 1.   Business.
-------------------

General Description of the Business
-----------------------------------

Standard  Microsystems  Corporation (the Company, the Registrant,  or SMSC) is a
Delaware corporation, organized in 1971. As used herein, the terms Company, Registrant and SMSC include the Company's subsidiaries, except where the context otherwise requires.

Many of the world's most successful global technology companies rely upon SMSC as a go-to resource for semiconductor system solutions that span analog, digital and mixed-signal technologies. Leveraging substantial intellectual property, integration expertise and a comprehensive global infrastructure, SMSC solves design challenges and delivers performance, space, cost and time-to-market advantages to its customers. SMSC's application focus targets key vertical markets including mobile and desktop PCs, servers, consumer electronics, automotive infotainment and industrial applications. The Company has developed leadership positions in its select markets by providing application specific solutions such as mixed-signal PC system controllers, non-PCI Ethernet, ARCNET, MOST, USB2.0 and other high-speed serial communications.

SMSC is headquartered in Hauppauge, New York with operations in North America, Taiwan, Japan, Korea, China, Singapore and Europe. Engineering design centers are located in Arizona, New York, Texas and Karlsruhe, Germany. Additional information is available at www.smsc.com.


Principal Products of the Company
---------------------------------

The Company  supplies  semiconductor  devices in three major product  platforms:
Connectivity Solutions, Networking Products and Computing Platform Solutions.

Connectivity Solutions - These products provide system level semiconductor solutions incorporating USB2.0 and other high-speed serial interfaces, enabling interoperability and connectivity in consumer electronics, multimedia computing and mobile storage applications. This product family addresses the marketplace's increasing requirements for high-speed data transfer of information between diverse systems platforms, utilizing standardized interface protocols. SMSC's products participate in several product areas within the USB connectivity market, including hubs, flash card readers and mass storage devices. USB2.0's ease-of-use and speed have made it the standard to access, share, store and manipulate high quality media content. Designers are attracted to USB2.0's plug-and-play features as well as its strong software support and predictable software development requirements. The ubiquity of USB2.0 silicon and software makes it a cost-effective choice for designers to add a high-speed serial data pipe for transferring media content.

Product offerings within SMSC's connectivity solutions product line include:

     o Hub controllers, including solutions for 2-port, 3-port, 4-port and 7-port designs.
     o Flash card reader products, including controllers supporting up to 15 different flash memory card formats in a single device.
     o Mass storage drive controller products, including USB 1.1-based floppy disk controller devices and USB-to-ATAPI bridges targeted for small hard disk drives and optical storage devices.
     o Standalone USB2.0 physical layer transceiver (PHY) products addressing UTMI and ULPI interfaces, ideal for portable handheld electronics devices such as digital still cameras, PDAs, cell phones and MP3 players.


Networking Products - In business environments, on factory floors and in the home, there continues to be a rapidly expanding demand for computers, machinery, appliances and other applications to be networked together. The Company's networking products provide 10/100 Ethernet and ARCNET based solutions offering design flexibility and optimized throughput for embedded networking applications in business, industrial and consumer markets.

Ethernet has emerged as an effective and pervasive protocol in networking technology. The Company's Ethernet solutions are non-PCI based, allowing designers to effectively incorporate Ethernet connectivity without the need for a PCI bus, thereby eliminating the additional cost and overhead associated with using and supporting the PCI bus. SMSC supplies Ethernet connectivity solutions for embedded applications in consumer electronics, industrial equipment and enterprise hardware. The bulk of SMSC's networking growth is currently being derived from consumer electronics design wins, as digital televisions, set-top boxes and DVD/HDD recorders have all rapidly adopted Ethernet technology. These devices are increasingly adding networking capabilities to broaden their feature-sets and attractiveness to the end consumer. Now, many of these devices are evolving into home media servers using Ethernet networks to transmit or stream content around the home.

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

Product offerings within the Company's networking product line include:

     o 10 Mbps and 100 Mbps Ethernet controllers and transceivers targeting consumer electronics applications.
     o Embedded communications products for wireless base stations, copiers, building automation, robotics, gaming machines and industrial applications.


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

Product offerings within the Company's computing platform solutions product line include:

     o Microcontrollers that integrate thermal, power and system management capabilities with keyboard scan, serial port and consumer infrared functionality into a single device.
     o    Super I/O controllers.
     o System controller I/O devices that integrate various analog capabilities such as temperature monitoring.
     o EMC devices addressing thermal management, hardware monitoring and voltage supervisory solutions for small form factor, high-heat systems such as PCs, servers and other embedded devices.
     o PC-based server solutions offering timers, flash memory interfaces and thermal management capabilities.


Acquisition of OASIS SiliconSystems
-----------------------------------

On March 30, 2005, SMSC announced the acquisition of Karlsruhe, Germany-based OASIS SiliconSystems Holding AG (OASIS), a leading provider of Media Oriented Systems Transport (MOST(R)) technology, which enables the seamless transport of digital audio, video and packet-based data, along with control information, within automobiles. Serving a top tier customer base of leading automakers and automotive suppliers, OASIS' infotainment networking technology has been widely adopted by many European luxury and mid-market car brands, including Audi, BMW, Fiat, Jaguar, Land Rover, Mercedes-Benz, Porsche, PSA, Saab and Volvo.

The cost of the acquisition was approximately $118.5 million, including approximately $79.5 million of cash, 2.1 million shares of SMSC common stock, valued at $35.8 million, and an estimated $3.2 million of direct acquisition costs, including legal, banking, accounting and valuation fees. Included with the net assets acquired from OASIS was approximately $22 million of cash and cash equivalents, so SMSC's net cash outlay for the transaction, including transaction costs, was approximately $60 million.

Up to $20.0 million of additional consideration, payable in cash and SMSC common stock, may be issued to OASIS' former shareholders during fiscal 2007 upon satisfaction of certain future performance goals.

OASIS' revenues in calendar 2004 were approximately $50 million and the company was profitable. Double-digit percentage growth in revenues and earnings are expected in calendar 2005 for OASIS. Following the acquisition, OASIS now operates as a new business unit within SMSC known as Automotive Infotainment Systems (AIS) with a charter to grow its product offerings in the automotive industry worldwide.


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

Principal competitors in SMSC's businesses outside of the PC market include Cypress Semiconductor, NEC Corporation, Davicom Semiconductor Inc. and Genesys Logic, Inc. As SMSC continues to broaden its product offerings, it will likely face new competitors in other markets. Many of the Company's potential competitors have the ability to invest larger dollar amounts into research and development, and some have their own manufacturing facilities, which may give them a cost advantage on large volume products.

The principal methods that the Company uses to compete include the introduction of innovative new products, providing industry-leading product quality and customer service, adding new features to its products, improving product performance, striving to ensure availability of product and reducing manufacturing costs. SMSC also cultivates strategic relationships with certain key customers who are technology leaders in its target markets, and who provide insight into market trends and opportunities for the Company to better support those customers' needs.

The Company believes that it currently competes effectively in the areas discussed in the previous paragraph to the extent they are within its control. However, given the pace at which change occurs in the semiconductor, personal computer, automotive and other high-technology industries, SMSC's current competitive capabilities are not a guarantee of future success and reductions in the growth rates of these industries could adversely affect its operating results.


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

SMSC's R&D activities are performed by highly-skilled engineers and technicians, and are primarily directed towards the design of new integrated circuits in both mainstream and emerging technologies, the development of new software drivers, firmware and design tools and blocks of logic, as well as ongoing cost reductions and performance improvements in existing products.

In recent years, SMSC has migrated from an organization with a traditional strength in digital design, to become a supplier with broad engineering and design expertise in digital, analog and mixed-signal solutions. Electronic signals fall into one of two categories - analog or digital. Digital signals are used to represent the "ones" and "zeros" of binary arithmetic, and are either on or off. Analog, or linear, signals represent real-world phenomena, such as temperature, pressure, sound, speed and motion. These signals can be detected and measured using analog sensors, which represent real-world phenomena by generating varying voltages and currents. Mixed-signal products combine digital and analog circuitry into a single device. Mixed-signal solutions can significantly reduce package sizes by integrating system interfaces, reducing external component requirements and lowering power consumption, all of which reduce system costs. During the fourth quarter of fiscal 2005, mixed-signal devices contributed nearly 70% of SMSC's unit sales.

SMSC employs engineers with a wide range of experience in digital, mixed-signal and analog circuit design, from experienced industry veterans to new engineers recently graduated from top universities. Their activities are supported by state-of-the-art hardware, software and other product design tools procured from worldwide suppliers. The Company's engineering design centers are strategically located in New York, Texas, Arizona, and Germany to take full advantage of the technological expertise found in each area, and to closely cater to its global customer base.


Manufacturing
-------------

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

The Company's primary wafer suppliers are Chartered Semiconductor Manufacturing, Ltd. in Singapore, Taiwan Semiconductor Manufacturing Company, Ltd. (TSMC) in Taiwan and DongbuAnam Semiconductor in Korea. Wafers for the Company's recently acquired AIS product line are currently supplied primarily by STMicroelectronics N.V. The Company may negotiate additional foundry supply contracts and establish other sources of wafer supply for its products as such arrangements become useful or necessary, either economically or technologically.

Processed silicon wafers are shipped to various third party assembly suppliers, most of which are located in Asia, where they are separated into individual chips that are then encapsulated into plastic packages. As is the case with the Company's wafer supply requirements, SMSC employs a number of independent suppliers for assembly purposes. This enables the Company to take advantage of the subcontractor's high volume manufacturing, related cost savings, speed and supply flexibility. It also provides SMSC with timely access to cost-effective advanced process and package technologies. The Company purchases most of its assembly services from Advanced Semiconductor Engineering, Inc., ST Assembly Test Services, Ltd., Orient Semiconductor Electronics, Ltd., and Amkor Technology, Inc.

Following assembly, each of the packaged units receives final testing, marking and inspection prior to shipment to customers. Final testing for a significant portion of the Company's products is performed at SMSC's own state-of-the-art testing operation in Hauppauge, New York. Final testing services of independent test suppliers, most of which occurs in Asia, are also utilized.

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


Sales, Marketing and Customer Service
-------------------------------------

SMSC has historically been a successful supplier of Application-Specific Custom Products (ASCPs), tailored to the specific needs of its customers. To address certain customers' aggressive cost and time-to-market objectives, the Company is also increasingly designing and delivering Application-Specific Standard Products (ASSPs), while remaining focused on retaining its expertise of providing innovative, yet diverse, product features for its customers.

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

SMSC markets and sells its products in the United States through a direct sales force, electronics distributors and manufacturers' representatives. Two independent distributors are currently engaged to serve the majority of the North American market. Internationally, products are marketed and sold through regional sales offices located in Germany, Taiwan, China, Korea and Singapore as well as through a network of independent distributors and representatives. The Company serves the Japanese marketplace primarily through its Tokyo, Japan-based subsidiary, SMSC Japan.

Consistent with industry practices, most distributors have certain rights of return and price protection privileges on unsold products until the distributor sells the product. Distributor contracts may be terminated by written notice by either party. The contracts specify the terms for the return of inventories. Shipments made by SMSC Japan to distributors in Japan are made under agreements that permit limited or no stock return or price protection privileges.

The Company generates a significant portion of its sales and revenues from international customers. While the demand for the Company's products is primarily driven by the worldwide demand for personal computers, peripheral devices, and embedded systems applications sold by U.S.-based suppliers, a significant portion of the Company's products are sold to manufacturing subcontractors of those U.S.-based suppliers, and to distributors who serve to feed the high technology manufacturing pipeline, located in Asia. The majority of the world's personal computer, personal computer motherboard and other high technology manufacturing activity occurs in that region. The Company expects that international shipments, particularly to Asia, will continue to represent a significant portion of its sales and revenues.

The information below summarizes sales and revenues to unaffiliated customers for fiscal 2005, 2004 and 2003 by geographic region (in thousands):


For the years ended February 28 or 29,          2005          2004         2003
-------------------------------------------------------------------------------
  North America                            $  38,075     $  37,138    $  14,712
  Taiwan                                      94,599       106,279       82,399
  Japan, China and Other Asia Pacific         64,966        62,101       49,504
  Europe and Rest of World                    11,175        10,355        8,902
-------------------------------------------------------------------------------
                                           $ 208,815     $ 215,873    $ 155,517
-------------------------------------------------------------------------------


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

SMSC has patent cross-licensing agreements with more than thirty companies, including such semiconductor manufacturers as Intel, Micron Technology, Samsung, National Semiconductor and Toshiba, providing access to approximately 45,000 U.S. patents. Almost all of the Company's cross-licensing agreements give SMSC the right to use, royalty-free, patented intellectual property of the other companies. In situations where the Company needs to acquire strategic intellectual property not covered by cross-licenses, the Company at times will seek to enter into agreements to purchase or license the required intellectual property.


Backlog and Customers
---------------------

The Company's business, and to a large extent much of the semiconductor industry, is characterized by short-term order and shipment schedules, rather than volume purchase contracts. The Company schedules production, the cycle for which is typically several months long, based generally upon a forecast of demand for its products, recognizing that subcontract manufacturers require long lead times to manufacture and deliver the Company's final products. The Company modifies and rebalances its production schedules to actual demand as required. Sales are made primarily pursuant to purchase orders generally requiring delivery within one month, and at times, several months. Typical of industry practice, the Company's backlog may be canceled or rescheduled by the customer on short notice without significant penalty. In addition, incoming orders and resulting backlog can fluctuate during periods of perceived or actual semiconductor supply shortages or overages. As a result, the Company's backlog may not be a reliable indicator of future sales.

From time to time, several key customers can account for a significant portion of the Company's sales and revenues. Sales and revenues from significant customers for fiscal 2005, 2004 and 2003, stated as percentages of total sales and revenues, are summarized as follows:


For the years ended February 28 or 29,    2005      2004      2003
--------------------------------------------------------------------
Customer A                                13%       16%       20%
Customer B                                11%       16%       14%
Customer C                                13%       12%       10%
Customer D                                 *        12%       12%

* Less then 10%

The Company expects that its key customers will continue to account for a significant portion of its sales and revenues in fiscal 2006 and for the foreseeable future.


Employees
---------

At February 28, 2005, the Company employed 559 individuals, including 126 in sales, marketing and customer support, 138 in manufacturing and manufacturing support, 204 in research and product development and 91 in administrative support and facility maintenance activities.

The Company added approximately 150 employees through its March 2005 acquisition of OASIS, including approximately 30 in sales, marketing and customer support, 90 in research and product development and 30 in manufacturing and administrative support activities.

The Company's future success depends in large part on the continued service of key technical and management personnel and on its ability to continue to attract and retain qualified employees, particularly highly skilled design, product and test engineers involved in manufacturing existing products and the development of new products. The competition for such personnel is intense.

The Company has never had a work stoppage. No employees are represented by a labor organization and the Company considers its employee relations to be good.


Additional Information
----------------------

This annual report on Form 10-K, as well as quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Company's web site at www.smsc.com, as soon as reasonably practicable after the filing of such reports with the Securities and Exchange Commission. Information contained on the Company's web site is not part of this report.



Item 2.   Properties.
---------------------

SMSC's headquarters are located in Hauppauge, New York, where it owns an 80,000 square foot facility and leases a separate 50,000 square foot facility, and where it conducts research, development, product testing, warehousing, shipping, marketing, selling and administrative activities. During the fourth quarter of fiscal 2005, the Company began construction on an expansion of its owned facility in Hauppauge, New York, which will expand the facility from its current 80,000 square feet to approximately 200,000 square feet. This will allow for the consolidation of the Company's Hauppauge operations into a single facility, currently expected to occur during fiscal 2007 upon expiration of the lease on the separate facility. The Company currently estimates the cost of this expansion to be between $20 million and $25 million.

In addition, the Company maintains offices in leased facilities in San Jose, California; Austin, Texas; Phoenix, Arizona; Tucson, Arizona; Munich, Germany; Tokyo, Japan; Taipei, Taiwan; Shanghai, Shenzhen and Hong Kong, China; Singapore; and Seoul, South Korea. These leases expire at various times through August 2008. Facilities operated by OASIS, acquired in March 2005, include leased facilities in Karlsruhe, Germany; Austin, Texas; Yokohama, Japan; and Gothenburg, Sweden.

The Company believes that its facilities are adequate to meet its requirements.



Item 3.   Legal Proceedings.
----------------------------

From time to time as a normal incidence of doing business, various claims and litigation may be asserted or commenced against the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability for damages and/or invalidate its proprietary rights. Any lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management's time and attention, and an adverse outcome of any significant matter could have a material adverse effect on the Company's consolidated results of operations or cash flows in the quarter or annual period in which one or more of these matters are resolved.

In June 2003, SMSC was named as a defendant in a patent infringement lawsuit filed by Analog Devices, Inc. (ADI) in the United States District Court for the District of Massachusetts (Analog Devices, Inc. v. Standard Microsystems Corporation, Case Number 03 CIV 11216). The Complaint, as amended, alleged that some of the Company's products infringed one or more of three of ADI's patents, and sought injunctive relief and unspecified damages. In September 2003, the Company filed an Answer in the lawsuit, denying ADI's allegations and raising affirmative defenses and counterclaims. During the fourth quarter of fiscal 2005, the Company and ADI reached a settlement of this dispute, under which both parties agreed to dismiss all claims against each other. As part of the agreement, the Company made a one-time payment of $6.0 million to ADI, and ADI granted the Company a royalty-bearing license to the patents in question. The Company does not expect royalties incurred under the license to have a material impact on future results of operations.

As of February 28, 2005, SMSC was not a party to any legal proceedings, claims, disputes or litigation that are expected to have a material adverse effect on the Company's results of operations or financial condition.



Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

None.


Executive Officers of the Registrant
------------------------------------

The Company's executive officers and their ages as of April 30, 2005 are as follows:

Name                      Age                       Position
------------------------  ----  ------------------------------------------------
Steven J. Bilodeau         46    Chairman  of  the  Board,  President  and Chief
                                 Executive Officer
Andrew M. Caggia           56    Senior  Vice  President  and  Chief   Financial
                                 Officer
George W. Houseweart       63    Senior  Vice  President,  General  Counsel  and
                                 Secretary
Robert E. Hollingsworth    56    Senior  Vice  President  and  General  Manager,
                                 Connectivity Solutions Group
William D. Shovers         51    Senior Vice President
Peter S. Byrnes            47    Vice  President  and General Manager, Computing
                                 Platform Solutions Group
Mitchell A. Statham        46    Vice President, Worldwide Sales
Eric M. Nowling            48    Vice President, Controller and Chief Accounting
                                 Officer


Steven J. Bilodeau has served as the Company's President and Chief Executive Officer, and as a member of the Company's Board of Directors, since March 1999.

Andrew M. Caggia has served as the Company's Senior Vice President and Chief Financial Officer since February 2000, and as a member of the Company's Board of Directors since February 2001. Mr. Caggia has announced his retirement as Chief Financial Officer of SMSC effective on or about May 31, 2005, after which he will continue employment with SMSC in a part-time capacity to help ensure a smooth transition.

George W. Houseweart has served as the Company's Senior Vice President, General Counsel and Secretary since October 2002. Previously, he served as Senior Vice President and General Counsel from January 1999 to October 2002. Mr. Houseweart has been an officer of the Company since 1988.

Robert E. Hollingsworth has served as Senior Vice President and General Manager, Connectivity Solutions Group since November 2003. Previously, he served as Senior Vice President - Sales and Marketing, from January 2003 through November 2003. He was elected an officer of the Company in January 2003. He served as Senior Vice President and General Manager - Advanced I/O Products from June 2002 to January 2003; and as Senior Vice President - Sales and Marketing - PC Products from September 1999 to June 2002.

William D. Shovers was appointed as Senior Vice President in April 2005. He will assume responsibilities as the Company's Senior Vice President and Chief Financial Officer upon retirement of Andrew M. Caggia, on or about May 31, 2005. He has worked for SMSC in a consulting capacity since January 2005. Prior to joining SMSC, Mr. Shovers was Vice President - Finance, International Group of Hayes Lemmerz International, Inc. (Hayes) from April 2002 through June 2003 and served as a consultant for Hayes' International Group from July 2003 through July 2004. Prior to that, he was Vice President and Chief Financial Officer of Hayes from January 1993 through October 2001, and a Vice President of Hayes from November 2001 through March 2002. Hayes filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in December 2001, and emerged from bankruptcy in June 2003.

Peter S. Byrnes has served as Vice President and General Manager, Computing Platforms Solutions Group since November 2003. Previously, he served as Vice President - Operations from June 2000 through November 2003. Prior to that, he served as Vice President - Product Assurance and Manufacturing Engineering from May 1999 to June 2000. Mr. Byrnes has been an officer of the Company since 1998.

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

                                    PART II
                                    -------


Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
--------------------------------------------------------------------------------


Market Information and Holders
------------------------------

The Company's common stock is traded in the over-the-counter market under the NASDAQ symbol SMSC. Trading is reported in the NASDAQ National Market. There were approximately 718 holders of record of the Company's common stock at February 28, 2005.

The following table sets forth the high and low closing prices, for the periods indicated, for SMSC's common stock as reported by the NASDAQ National Market
System:


                              Fiscal 2005            Fiscal 2004

                            High       Low         High       Low
                          ------------------     ------------------

     First Quarter        $ 30.70   $ 20.76      $ 16.00   $ 11.71
     Second Quarter         25.22     14.44        21.50     13.50
     Third Quarter          27.00     14.15        31.65     19.46
     Fourth Quarter         25.60     14.94        36.56     23.70


Dividend Policy
---------------

The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has never paid a cash dividend, and does not expect to pay cash dividends in the foreseeable future.


Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

The information under the caption "Equity Compensation Plan Information," appearing in the 2005 Proxy Statement related to the 2005 Annual Meeting of Stockholders (the 2005 Proxy Statement), is hereby incorporated by reference. For additional information on the Company's stock-based compensation plans, please see Note 15 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report


Item 6.   Selected Financial Data.
----------------------------------


(In thousands, except per share data)

As of February 28 or 29, and
for the years then ended                         2005            2004            2003            2002            2001
-------------------------------------------------------------------------------------------------------------------------

Operating Results
Product sales                                $   197,803     $   191,969     $   154,244     $   128,528     $   162,008
Intellectual property revenues                    11,012          23,904           1,273          30,770           1,420
-------------------------------------------------------------------------------------------------------------------------
Total sales and revenues                         208,815         215,873         155,517         159,298         163,428
Gross profit                                      94,749         109,637          69,424          78,034          66,768
Research and development                          42,988          38,793          31,166          31,178          32,580
Selling, general and administrative               48,759          42,168          36,268          32,744          35,369
Amortization of intangible assets                  1,113           1,311           1,167               -               -
Gains on real estate transactions                 (1,017)         (1,444)              -               -               -
Settlement charge                                  6,000               -               -               -               -
Restructuring costs                                    -               -            (247)          7,734               -
Operating income (loss)                           (3,094)         28,809           1,070           6,378          (1,181)
Other income (expense)                             2,429             985         (14,446)          4,308          34,293
-------------------------------------------------------------------------------------------------------------------------
Income (loss)from continuing operations      $     1,602     $    21,542     $    (6,971)    $     7,475     $    22,164
Net loss from discontinued operations                  -             (24)           (500)         (1,564)              -
Gain on sale of discontinued operations,
  net of taxes                                         -               -               -               -           4,765
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  1,602          21,518          (7,471)          5,911          26,929
Gain on redemption of preferred stock of
  subsidiary                                           -           6,685               -               -               -
-------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common       $     1,602     $    28,203     $    (7,471)    $     5,911     $    26,929
  shareholders
=========================================================================================================================

Diluted net income (loss) per share
Income (loss) from  continuing
  operations                                 $      0.08     $      1.17     $     (0.42)    $      0.44     $      1.29
Net income (loss)                                   0.08            1.16           (0.45)           0.35            1.57
Net income (loss) applicable to common
  shareholders                                      0.08            1.53           (0.45)           0.35            1.57
-------------------------------------------------------------------------------------------------------------------------

Diluted weighted average common shares
  outstanding                                     19,318          18,479          16,538          16,900          17,165
-------------------------------------------------------------------------------------------------------------------------


Balance Sheet and Other Data
Cash and liquid investments                  $   172,645     $   173,897     $   112,897     $   126,660     $   109,174
Working capital                                  214,655         191,199         145,639         154,981         146,382
Capital expenditures                               8,432          10,380           5,695           4,488          14,600
Depreciation and amortization                     11,534           9,984           9,809          10,760          11,430
Total assets                                     319,259         310,025         252,607         236,063         239,098
Long-term obligations                             12,326          12,104          12,037           6,973           5,812
Shareholders' equity                             269,849         262,102         204,012         193,453         194,315
Book value per common share                        14.44           14.27           12.17           12.14           12.08


This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes, and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in this report.

The operating results presented above reflect:
   - The receipts of $10.0 million, $22.5 million and $29.6 million of special intellectual property payments in fiscal 2005, 2004 and 2002, respectively, as more fully described in Note 9 to the Consolidated Financial Statements included in this report.
   -    Sales of real estate in fiscal 2005 and 2004, as more fully described in
        Note 11.
   - A litigation settlement charge of $6.0 million in fiscal 2005, as more fully described in Note 16.
   - The write-off related to inventory shipped to one of the Company's distributors during fiscal 2005, as more fully described in Note 2.
   - The Company's acquisition of Gain Technology Corporation in fiscal 2003, as more fully described in Note 4.
   - $16.3 million of investment impairment charges recorded in fiscal 2003, as more fully described in Note 12.
   - $9.0 million of business restructuring charges recorded in fiscal 2002, including $1.3 million within Cost of goods sold and $7.7 million within Operating expenses.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto contained in this report.

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

SMSC competes in the semiconductor industry, which has historically been characterized by intense competition, rapid technological change, cyclical market patterns, price erosion and periods of mismatched supply and demand. These and other risks and uncertainties, including potential liability resulting from pending or future litigation, are discussed in further detail within the section entitled "Other Factors That May Affect Future Operating Results" which appears at the end of this Item 7. Other cautionary statements and risks and uncertainties may also appear elsewhere in this report.

================================================================================



OVERVIEW
--------

Description of Business

SMSC provides semiconductor systems solutions for high-speed communication and computing applications. Through the integration of its digital, mixed-signal and analog design capabilities and software expertise, SMSC delivers complete solutions that monitor and manage computing systems and connect peripherals to computers, to consumer electronics platforms and to one another.

The Company addresses computing, communications and consumer electronics markets through leading positions in Input/Output and non-PCI Ethernet products, innovations in USB2.0 and other high-speed serial solutions, and integrated networking products employed in a broad range of applications.

SMSC is a fabless semiconductor supplier, whose products are manufactured by world-class third-party semiconductor foundries and assemblers. The Company conducts a significant portion of its final testing requirements in the Company's own state-of-the-art testing operation.

The Company is based in Hauppauge, New York with operations in North America, Taiwan, Japan, Korea, China, Singapore and Europe. SMSC operates engineering design centers in New York, Arizona, Texas and Germany.

Key Indicators

Management measures the condition and performance of the Company's business in numerous ways. Among the key quantitative indicators generally used in this regard are bookings, sales and revenues, gross profit and operating expenses relative to sales and revenues. The Company also carefully monitors the progress of its product development efforts.



CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of sales and revenues and expenses during the reporting period.

SMSC believes the following critical accounting policies and estimates are important to the portrayal of the Company's financial condition and operating results, and require critical management judgments and estimates about matters that are inherently uncertain. Although management believes that its judgments and estimates are appropriate and reasonable, actual future results may differ from these estimates, and to the extent that such differences are material, future reported operating results may be affected.

Revenue Recognition

Sales and revenues and associated gross profit from shipments to the Company's distributors, other than to distributors in Japan, are deferred until the distributors resell the products. Shipments to distributors, other than to distributors in Japan, are made under agreements allowing price protection and limited rights to return unsold merchandise. In addition, SMSC's shipments to its distributors may experience short-term fluctuations as distributors manage their inventories to current levels of end-user demand. Therefore, SMSC considers the policy of deferring revenue on shipments to distributors to be a more meaningful presentation of the Company's operating results. It allows investors to better understand end-user demand for the products that SMSC sells through distribution channels and it better focuses the Company on end-user demand. This policy is a common practice within the semiconductor industry. The Company's revenue recognition is therefore highly dependent upon receiving pertinent and accurate data from its distributors, in a timely manner. Distributors routinely provide the Company with product, price, quantity and end customer data when products are resold, as well as report the quantities of the Company's products that are still in their inventories. In determining the appropriate amount of revenue to recognize, the Company uses this data and applies judgment in reconciling any differences between the distributors' reported inventories and shipment activities. Although this information is reviewed and verified for accuracy, any errors or omissions made by the Company's distributors and not detected by the Company, if material, could affect operating results.

Shipments made by the Company's Japanese subsidiary to distributors in Japan are made under agreements that permit limited or no stock return or price protection privileges. SMSC recognizes revenue from product sales to distributors in Japan, and to original equipment manufacturers (OEMs), at the time of shipment, net of appropriate reserves for product returns and allowances. For these revenues, the Company must make assumptions and estimates of future product returns and sales allowances, and any differences between those estimates and actual results, if material, could affect that period's operating results.

Inventories

The Company's inventories are comprised of complex, high technology products that may be subject to rapid technological obsolescence and which are sold in a highly competitive industry. Inventories are valued at the lower of first-in, first-out cost or market, and are reviewed for product obsolescence and impairment in value, based upon assumptions of future demand and market conditions. The Company often receives orders from customers and distributors requesting delivery of product on relatively short notice and with lead times that are shorter than the manufacturing cycle time. In order to provide competitive delivery times to its customers, the Company builds and stocks a certain amount of inventory in anticipation of customer demand that may or may not materialize. Historically, forecasts of customer demand, particularly at a part-number level, are challenging and can vary significantly from actual future demand. In addition, as is common in the semiconductor industry, customers may be allowed to cancel orders with minimal advance notice. These dynamics create risks that the Company may forecast incorrectly and produce excess or insufficient inventories.

When it is determined that inventory is stated at a higher value than that which can be recovered, the Company writes this inventory down to its estimated realizable value with a charge to Cost of goods sold. While the Company endeavors to appropriately forecast customer demand and stock commensurate levels of inventory, unanticipated inventory write-downs in the future may be required.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimated losses are based upon historical bad debts, specific customer creditworthiness and current economic trends. The Company performs credit evaluations of its customers' financial condition on a regular basis, using information provided by the customers as well as publicly available information, if any. If the financial condition of a customer deteriorates, resulting in the customer's inability to make payments within approved credit terms, additional allowances may be required.

Valuation of Long-Lived Assets

Long-lived assets, including property, plant and equipment, and intangible assets, are monitored and reviewed for impairment in value whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimated cash flows are based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to factors such as technological changes, economic conditions, and changes in the Company's business model or operating performance. If the sum of the undiscounted cash flows (excluding interest) is below the carrying value, an impairment loss is recognized, which is measured as the amount by which the carrying value exceeds the fair value of the asset.

Goodwill is tested for impairment in value annually, as well as when an event or circumstance occurs indicating a possible impairment in value. The Company completed its most recent annual goodwill impairment review during the fourth quarter of fiscal 2005, during which no impairment in value was identified. Unless an indicator of impairment is identified earlier, the next goodwill impairment review will be performed in the fourth quarter of fiscal 2006.

Marketable and non-marketable long-term equity investments are also monitored for indications of impairment in value. The Company records an impairment charge against these investments when the investment is judged to have experienced a decline in value that is other than temporary. Judgments regarding the value of non-marketable equity investments are subjective and dependent upon management's assessment of the performance of the investee and its prospects for future success. During the third quarter of fiscal 2003, impairment charges totaling $16.3 million were recorded against two such investments, both of which were subsequently sold during fiscal 2004. As of February 28, 2005, the Company has no significant long-term equity investments.

Income Taxes

Accounting for income tax obligations requires the recognition of deferred tax assets and liabilities, using enacted tax rates, for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets resulting from these differences must be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company regularly evaluates the realizability of its deferred tax assets by assessing its forecasts of future taxable income and reviewing available tax planning strategies that could be implemented to realize the deferred tax assets. At February 28, 2005, the Company had $24.9 million of deferred tax assets in excess of deferred tax liabilities, all of which are considered fully realizable. Factors that may affect the Company's ability to achieve sufficient future taxable income for purposes of realizing its deferred tax assets include increased competition, a decline in sales and revenues or gross profit, loss of market share, delays in product availability, and technological obsolescence.

Legal Contingencies

From time to time, the Company is subject to legal proceedings and claims, including claims of alleged infringement of patents and other intellectual property rights and other claims arising in the ordinary course of business. These contingencies require management to assess the likelihood and possible cost of adverse judgments or outcomes. Liabilities for legal contingencies are accrued when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. There can be no assurance that any third-party assertions against the Company will be resolved without costly litigation, in a manner that is not adverse to its financial position, results of operations or cash flows. In addition, the resolution of any future intellectual property litigation may subject the Company to royalty obligations, product redesigns or discontinuance of products, any of which could adversely impact future gross profits.



RESULTS OF OPERATIONS
---------------------

Sales and Revenues

The Company's sales and revenues for fiscal 2005 were $208.8 million, including $197.8 million of product sales and $11.0 million of intellectual property revenues, compared to fiscal 2004 sales and revenues of $215.9 million, which included $192.0 million of product sales and $23.9 million of intellectual property revenues. Fiscal 2003 sales and revenues of $155.5 million included $154.2 million of product sales and $1.3 million of intellectual property revenues.

Non-PC I/O products contributed 41% of total product sales in fiscal 2005, compared to 33% in fiscal 2004 and 27% in fiscal 2003, as the Company experienced strong demand in its non-PC I/O product lines, product sales for which grew by 29% during fiscal 2005. Non-PC I/O products include networking, connectivity and other products. The Company attributes the growing demand to the impact of new design-wins, broader product offerings in these product lines, and the Company's ongoing focus on aggressively identifying and pursuing market opportunities in its non-PC I/O product lines, which is consistent with the Company's diversification goals. Despite an increase of more than 10% in unit PC I/O shipments during fiscal 2005, as the Company maintained its leadership in the market for these devices, product sales from PC I/O products declined in fiscal 2005, compared to fiscal 2004, largely reflecting the impact of selling price attrition. The Company's PC I/O business is concentrated in top-tier, mainstream PC suppliers who are able to exert significant pressure on selling prices.

The Company's PC I/O product sales were also adversely impacted in fiscal 2005 by an accounts receivable collectibility issue with one of its Taiwan-based component distributors. During the closing process for the third quarter of fiscal 2005, the Company determined that this long-time customer, whose credit history with the Company had consistently been excellent, was experiencing financial distress and a lack of liquidity. Generally accepted accounting principles preclude the recognition of revenue when collectibility is not reasonably assured, and therefore the Company did not recognize approximately $5.4 million of product sales, of which the majority were PC I/O products, to this distributor during the second half of fiscal 2005. The inventory for these product sales, which had a cost of approximately $2.7 million, had already been shipped to and resold by the distributor prior to identification of the collectibility issue. The financial condition of this former customer has continued to deteriorate and future collectibility of its obligations to SMSC remains uncertain. Therefore, the $2.7 million of inventory shipped to this customer, but not yet paid for, is reflected within Cost of goods sold in the Consolidated Statement of Operations for fiscal 2005. The Company aggressively arranged alternate channels for delivery of products to its end customers, and no disruption occurred in the supply of the Company's products.

Product sales increased 24% in fiscal 2004 compared to fiscal 2003. This increase reflected higher product sales in all of SMSC's major product categories, in terms of both units and dollars. New design-wins and increased PC demand, following sluggish fiscal 2003 demand which reflected, in part, that period's business downturn in the semiconductor market, helped to drive growth in sales of PC I/O products, which increased 14% in fiscal 2004 compared to fiscal 2003. The Company's non-PC I/O products achieved higher fiscal 2004 product sales reflecting the impact of new product introductions. Product sales of non-PC I/O products increased 55% in fiscal 2004 over fiscal 2003.

Intellectual property revenues include $10.0 million and $22.5 million in fiscal 2005 and 2004, respectively, received from Intel Corporation pursuant to the terms of a September 2003 business agreement. Intellectual property revenues for fiscal 2005 include payments under this agreement of $2.5 million in each of the year's four fiscal quarters, and in the prior fiscal year include the agreement's initial payment of $20 million in the third quarter and a payment of $2.5 million in the fourth quarter.

Sales and revenues by geographic region for the past three fiscal years were as follows (in thousands):


For the years ended February 28 or 29,       2005           2004           2003
--------------------------------------------------------------------------------
  North America                         $  38,075      $  37,138      $  14,712
  Taiwan                                   94,599        106,279         82,399
  Japan, China and Other Asia Pacific      64,966         62,101         49,504
  Europe and Rest of World                 11,175         10,355          8,902
--------------------------------------------------------------------------------
                                        $ 208,815      $ 215,873      $ 155,517
--------------------------------------------------------------------------------


Intellectual property revenues received from Intel are included within North America, accounting for the increase in North American sales and revenues in fiscal 2004, compared to fiscal 2003. Although intellectual property revenues from Intel declined in fiscal 2005, pursuant to the terms of the underlying agreement, overall North American sales and revenues increased in fiscal 2005 reflecting increased shipments to a U.S.-based customer.

For product sales to electronic component distributors, their geographic locations, as reflected in the preceding table, may be different from the geographic locations of their end customers.

The Company expects that international shipments, particularly to Asia, will continue to represent a significant portion of its sales and revenues for the foreseeable future. A significant portion of the world's high technology manufacturing and assembly activity occurs in Asia, where many of the Company's significant customers conduct business.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes the cost of purchasing finished silicon wafers manufactured by independent foundries, including mask and tooling costs; costs for assembly, packaging, and mechanical and electrical testing; manufacturing overhead, quality assurance and other support overhead, including costs of personnel and equipment associated with manufacturing support; product royalties paid to suppliers of intellectual property incorporated into the Company's devices; and provisions for excess, slow-moving or obsolete inventories.

Gross profit for fiscal 2005 was $94.7 million, or 45.4% of sales and revenues, compared to $109.6 million, or 50.8% of sales and revenues, in fiscal 2004. Gross profit for fiscal 2003 was $69.4 million, or 44.6% of sales and revenues. Excluding the impact of intellectual property revenues, gross profit was 42.3% of product sales in fiscal 2005, compared to 44.7% in fiscal 2004 and 44.2% in fiscal 2003.

During fiscal 2005, the Company continued to experience a change in its product mix, with more of its product sales being derived from non-PC I/O products. While in the past, non-PC I/O products traditionally produced higher gross profit margins than PC I/O products, the Company introduced certain new products during fiscal 2005 into a very competitive market that currently generate lower gross profit margins than other non-PC I/O products. Accordingly, the Company is not currently realizing the overall increased gross profit percentage at the level that would otherwise be expected from a higher product sales mix of non-PC I/O products. The Company is working on increasing its margins through design changes, enhanced product features and cost saving initiatives, as it continues expanding its new product offerings in these competitive markets. The Company also recorded higher charges for slow-moving and obsolete inventory in fiscal 2005, compared to fiscal 2004, reflecting several customer product transitions occurring more rapidly than anticipated.

The slight improvement in gross profit percentage on product sales in fiscal 2004, to 44.7%, as compared to 44.2% achieved in fiscal 2003 (excluding intellectual property revenues in both periods), reflected the combination of lower wafer and assembly costs, an increase in unit production, lower inventory obsolescence charges, and a product mix shift towards non-PC I/O products.

Research and Development Expenses

Research and development (R&D) expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools and computer hardware, subcontractor costs and device prototyping costs. The Company's R&D activities are performed by highly-skilled and experienced engineers and technicians, and are primarily directed towards the design of new integrated circuits and the development of new software drivers, firmware and design tools and blocks of logic, as well as ongoing cost reductions and performance improvements in existing products.

The Company intends to continue its efforts to develop innovative new products and technologies and believes that an ongoing commitment to R&D is essential in order to maintain product leadership and compete effectively. Therefore, the Company expects to continue to make significant R&D investments in the future.

R&D expenses for fiscal 2005 were $43.0 million, or approximately 21% of sales and revenues, compared to $38.8 million, or approximately 18% of sales and revenues, for fiscal 2004. This increase includes $1.8 million of higher compensation and benefit costs driven by engineering staff additions, $0.9 million of higher depreciation expense associated with investments in advanced semiconductor design tools and $0.9 million of higher device prototype costs. A portion of the increase in R&D expenses as a percentage of sales and revenues in the current fiscal year, compared to fiscal 2004, results from the higher intellectual property revenues reported in the prior year.

R&D expenses for fiscal 2004 were $38.8 million, or approximately 18% of sales and revenues, compared to $31.2 million, or approximately 20% of sales and revenues, for fiscal 2003. Fiscal 2004 R&D expenses included a full year of expenses associated with the Company's June 2002 acquisition of Gain Technology Corporation (Gain), compared to nine months of such expenses in fiscal 2003. Including the impact of Gain, the increase in fiscal 2004 reflects the impact of engineering staff additions, which resulted in $4.5 million in additional compensation and benefit costs, and $2.7 million of additional costs associated with investments in advanced design tools.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $48.8 million, or approximately 23% of sales and revenues, for fiscal 2005, compared to $42.2 million, or approximately 20% of sales and revenues, for fiscal 2004, and $36.3 million, or approximately 23% of sales and revenues, for fiscal 2003. The increase in fiscal 2005, compared to fiscal 2004, includes $2.9 million of higher legal fees, primarily associated with litigation, $1.9 million of higher expenses associated with expanded worldwide resources in sales and marketing and $1.2 million of higher consulting and professional fees, primarily associated with projects to achieve compliance with provisions of the Sarbanes-Oxley Act of 2002. The increase in fiscal 2004, compared to fiscal 2003, includes $4.0 million of higher expenses associated with expanded worldwide resources in sales and marketing.

Amortization of Intangible Assets

Amortization expense of $1.1 million, $1.3 million and $1.2 million in fiscal 2005, 2004 and 2003, respectively, represents the amortization of intangible assets associated with the Company's June 2002 acquisition of Gain.

Gains on Real Estate Transactions

During the third quarter of fiscal 2005, the Company sold its remaining parcel of idle real estate in Hauppauge, New York, for net proceeds of $1.7 million, after transaction costs. This property had a carrying value of approximately $0.4 million. The contract of sale required the Company to complete the remediation of certain soil contamination of uncertain origin identified at this property, at its expense. In recognition of both the uncertain cost and uncertain completion date of the soil remediation obligation at that time, the Company did not reflect the impact of this transaction within its Statement of Operations for the third quarter of fiscal 2005. The Company subsequently completed the project during the fourth quarter of fiscal 2005, and received final regulatory approval thereafter. Accordingly, the Company recognized a gain of $1.0 million on this transaction, after related soil remediation project costs, in the fourth quarter of fiscal 2005.

During the first quarter of fiscal 2004, the Company sold certain portions of its Hauppauge, New York real estate holdings, for aggregate proceeds of $7.0 million, net of transaction costs. These transactions resulted in an aggregate gain of $1.7 million, $1.4 million of which related to property in which the Company had no continued interest and was recognized within the Company's fiscal 2004 first quarter operating results, and $0.3 million of which related to property that the Company leased back from the purchaser and was therefore deferred. This deferred gain is being recognized within the Company's operating results as a reduction in rent expense on a straight-line basis over a 30-month period beginning in June 2003, consistent with the term of the lease. The Company's remaining rent obligation over the term of this lease is approximately $0.2 million.

Settlement Charge

In June 2003, SMSC was named as a defendant in a patent infringement lawsuit filed by Analog Devices, Inc. (ADI), which alleged that some of the Company's products infringed one or more of three of ADI's patents, and sought injunctive relief and unspecified damages. In September 2003, the Company filed an Answer in the lawsuit, denying ADI's allegations and raising affirmative defenses and counterclaims. During the fourth quarter of fiscal 2005, the Company and ADI reached a settlement of this dispute, under which both parties agreed to dismiss all claims against each other. As part of the agreement, the Company made a one-time payment of $6.0 million to ADI, which is reported as a Settlement charge on the Company's Consolidated Statement of Operations for fiscal 2005. Also as part of the settlement, ADI granted the Company a royalty-bearing license to the patents in question. The Company does not expect royalties incurred under the license to have a material impact on future results of operations.

Other Income and Expense

The increase in interest income, from $1.9 million in fiscal 2004 to $2.5 million in fiscal 2005, primarily reflects the impact of higher average interest rates during fiscal 2005. The modest decline in interest income, from $2.1 million in fiscal 2003 to $1.9 million in fiscal 2003, reflects a decline in interest rates on investments during fiscal 2004, partially offset by higher levels of investments.

During fiscal 2004, the Company sold its remaining equity investment in Chartered Semiconductor Manufacturing, Ltd. (Chartered), realizing losses of $0.7 million, which are included within Other income (expense), net. Other income (expense), net was nominal in both fiscal 2005 and 2003.

Provision for Income Taxes

The Company's effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses, and the impact of tax-exempt income and various income tax credits. The Company recorded an income tax benefit of $2.3 million for fiscal 2005, which reflects the impact of $1.1 million of income tax credits, and $0.6 million and $0.7 million of tax benefits associated with export sales and tax-exempt income, respectively.

The provision for income taxes for fiscal 2004 was $8.1 million, which resulted in an effective income tax rate of 27% against $29.8 million of income before income taxes. This provision included $0.5 million of income tax credits, $0.8 million of tax benefits associated with export sales and a benefit of $0.8 million associated with better than anticipated settlements of previously open tax audits.

The provisions for, or benefits from, income taxes from continuing operations have not been reduced for approximately $0.9 million, $7.8 million and $1.8 million of tax benefits in fiscal 2005, 2004 and 2003 respectively, derived from activity in stock-based compensation plans. These tax benefits have been credited to Additional paid-in capital.

Discontinued Operations

The Company had been involved in an arbitration proceeding with Accton Technology Corporation (Accton) and SMC Networks, Inc. (Networks), relating to claims associated with the October 1997 purchase of a majority interest in Networks by Accton from SMSC. The divestiture was accounted for as a discontinued operation, and accordingly, costs associated with this action, net of income taxes, were reported within Loss from discontinued operations on the Consolidated Statements of Operations. These costs totaled $0.3 million and $0.8 million, before applicable income tax benefits, in fiscal 2004 and 2003, respectively. In September 2003, the arbitration panel issued its decision in this action, which directed the release of an escrow account to SMSC and awarded certain other payments among the parties. In December 2003, the parties reached a final settlement of the award, resulting in SMSC receiving $2.7 million in cash, including the escrow account, and realizing a pre-tax gain of $0.3 million, which is included within Loss from discontinued operations for fiscal 2004.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company currently finances its operations through a combination of existing resources and cash generated by operations. The Company had no bank debt during fiscal 2005, 2004 or 2003.

The Company's cash, cash equivalents and liquid investments (including investments in marketable securities with maturities in excess of one year, if any) were $172.6 million at February 28, 2005, compared to $173.9 million at February 29, 2004.

Operating activities generated $3.5 million of cash during fiscal 2005, compared to $46.4 million of cash generated in fiscal 2004. This decrease in operating cash flow during fiscal 2005 reflects $12.9 million of higher intellectual property payments received during fiscal 2004, as well as higher operating expenses incurred during fiscal 2005, including a $6.0 million litigation settlement payment. The Company also financed larger increases in accounts receivable and inventories during fiscal 2005, compared to similar activity during fiscal 2004. Fiscal 2003 operating activities generated $14.9 million of cash.

Investing activities provided $96.5 million of cash during fiscal 2005, due principally to a net decrease of $103.3 million in short-term and long-term investments, and $1.7 million of proceeds from the sale of real estate, partially offset by $8.4 million of capital expenditures. Investing activities consumed $68.1 million of cash during fiscal 2004, due principally to a net increase of $59.8 million in short-term and long-term investments, $10.4 million of capital expenditures and $5.2 million used to purchase the minority investment interest in SMSC Japan, partially offset by $7.1 million of proceeds from the sale of real estate. Investing activities consumed $21.2 million of cash during fiscal 2003, including $15.7 million of cash used for the acquisition of Gain and $5.7 million of capital expenditures.

Net cash provided by financing activities during fiscal 2005 included $4.2 million of proceeds from exercises of stock options, partially offset by $0.3 million of treasury stock purchases and $2.1 million of debt repayments. Financing activities provided $17.3 million of cash during fiscal 2004, including $18.9 million of proceeds from exercises of stock options, which were driven by increases in the market price of the Company's common stock during certain periods of fiscal 2004, partially offset by $1.6 million of debt repayments. Financing activities consumed $7.8 million of cash during fiscal 2003, including $10.4 million for purchases of treasury stock and $2.6 million for debt repayments, partially offset by $5.2 million of proceeds from exercises of stock options.

The Company's inventories were $33.3 million at February 28, 2005, compared to $23.2 million at February 29, 2004. This increase resulted from the replenishment of depleted buffer stock inventories during fiscal 2005, higher product demand expected in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005, and certain accelerated purchases of high-volume parts in response to apparent shortages in the supply chain during the middle of fiscal 2005.

Accounts receivable increased from $21.9 million at February 29, 2004 to $23.8 million at February 28, 2005. As noted within the Sales and Revenues section of this discussion, the Company experienced a collectibility issue with one of its Taiwan-based distributors during the second half of fiscal 2005. Upon identification of this issue, the Company discontinued using this distributor, and redirected all of the business previously conducted with this distributor to different customers, some of which were new customers. Accounts receivable at February 28, 2005 includes certain accounts receivable from these new customers, to the extent that they were granted credit terms. The Company's accounts receivable portfolio remains almost entirely current as of February 28, 2005, and, as compared to the February 29, 2004 portfolio, has shifted towards accounts with shorter credit terms, which has the impact of reducing overall accounts receivable. Offsetting the effect of this credit term shift is the impact of a reduction in unclaimed pricing credits by distributors during fiscal 2005. SMSC accrues a liability for distributor pricing credits when a distributor  ships the  Company's  products  and  earns  such  credits,  but the issuance of the actual credit memo to the distributor is dependent upon the distributor's submission of an appropriate claim to SMSC. Delays in distributors' claims for these credits typically result in lower than expected accounts receivable balances, since the delays result in full collections for certain invoices against which the distributor is actually entitled to, but has not yet claimed, a pricing credit. It has been the Company's experience that all such pricing credits are ultimately claimed, although the timing of the claims varies by distributor. These pricing credits are recorded as a reduction of product sales when accrued, and the resulting reserves for pricing credits and other allowances are accounted for as reductions of accounts receivable.

Total current liabilities increased from $35.8 million at February 29, 2004 to $37.1 million at February 28, 2005, primarily reflecting a $1.3 million increase in Accounts payable associated with a higher level of inventory.

Capital expenditures for fiscal 2005 were $9.3 million, of which $8.4 million was paid in cash. The current year's capital investments include expenditures of $0.9 million for advanced design tools, which are being financed by the suppliers with payment terms extending through September 2007. The Company acquired $3.9 million and $1.9 million of advanced design tools during fiscal 2004 and 2003, respectively, under similar agreements, for which the vendors also provided extended payments. Payments under these agreements are reported within Cash flows from financing activities on the Consolidated Statements of Cash Flows. Capital expenditures in fiscal 2005, 2004 and 2003 were predominantly for production test equipment, advanced semiconductor design tools and investments in intellectual property. Capital expenditures were $14.3 million and $7.6 million for fiscal 2004 and 2003, respectively, including the aforementioned vendor-financed design tools.

The Company anticipates that capital expenditures in fiscal 2006 will exceed those incurred during fiscal 2005, resulting from an expansion of the Company's primary facility in Hauppauge, New York, construction on which began during the fourth quarter of fiscal 2005. This project will expand the facility from its current 80,000 square feet to approximately 200,000 square feet, allowing consolidation of the Company's Hauppauge operations into a single facility, currently expected to occur during fiscal 2007. The Company currently expects the cost of this building expansion to be between $20 million and $25 million, of which $1.6 million has been expended, and is classified as construction in progress, at February 28, 2005. Approximately $20 million of the expenditures for this project are expected to occur during fiscal 2006. There were no other material commitments for capital expenditures as of February 28, 2005.

During fiscal 2005, the Company filed claims for $7.3 million of Federal income tax refunds, which resulted from the carry back of several capital losses realized during fiscal 2004 against capital gains reported in previous fiscal years. Refunds of $6.9 million were received against these claims during fiscal 2005, and receipt of the remaining $0.4 million refund is dependent upon completion of the related I.R.S. audit. For income tax purposes, the Company has approximately $22.2 million of federal net operating loss carryforwards as of February 28, 2005, which are available to offset ordinary taxable income generated in fiscal 2006 and beyond.

SMSC maintains a common stock repurchase program, as approved by its Board of Directors, which authorizes the Company to repurchase up to three million shares of its common stock on the open market or in private transactions. As of February 28, 2005, the Company had repurchased approximately 1.8 million shares of common stock at a cost of $23.8 million under this program, including 21,800 shares repurchased at a cost of $0.3 million in fiscal 2005. No shares were repurchased under this program during fiscal 2004.

In March 2005, the Company announced the acquisition of 100% of the outstanding common stock of OASIS SiliconSystems Holding AG (OASIS), a leader in the development and marketing of integrated circuits that enable the networking and transport of digital audio, video, data and control information among multimedia devices within an automobile. OASIS is based in Karlsruhe, Germany and is supported by an engineering team based in Austin, Texas and several other offices worldwide.

The cost of the acquisition was approximately $118.5 million, including approximately $79.5 million of cash, 2.1 million shares of SMSC common stock, valued at $35.8 million, and an estimated $3.2 million of direct acquisition costs, including legal, banking, accounting and valuation fees. Included with the net assets acquired from OASIS was approximately $22 million of cash and cash equivalents, so SMSC's net cash outlay for the transaction, including transaction costs, was approximately $60 million.

Up to $20.0 million of additional consideration, payable in cash and SMSC common stock, may be issued to OASIS' former shareholders during fiscal 2007 upon satisfaction of certain future performance goals.

The Company's contractual payment obligations and purchase commitments as of February 28, 2005 were as follows (in thousands):


                                                 Payment Obligations by Period
------------------------------------------------------------------------------------------------
                                    Within 1       Between          Between
                         Total        year       1 and 3 years    3 and 5 years    Thereafter
------------------------------------------------------------------------------------------------

 Operating leases       $  4,505    $  1,955         $ 2,539          $   11         $    -
 Other obligations         2,458       1,931             527               -
 Inventory and other
 purchase commitments     19,963      19,963               -               -              -
------------------------------------------------------------------------------------------------

   Total                $ 26,926    $ 23,849         $ 3,066          $   11         $    -
================================================================================================

Inventory and other purchase obligations include purchase commitments for processed silicon wafers and assembly and test services. The Company depends entirely upon subcontractors to manufacture its silicon wafers and provide assembly services, as well as for certain of its test services. Due to the length of subcontractor lead times, the Company orders these materials and services well in advance, and generally expects to receive and pay for these materials and services within the next six months.

For purposes of the preceding table, obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company cannot cancel these obligations without incurring cost. Non-cancelable purchase orders for manufacturing requirements are typically fulfilled by vendors within short time horizons, generally three months or less. The Company has additional purchase orders, not included within the table, that represent authorizations to purchase rather than binding agreements.

The Company has considered in the past, and will continue to consider, various possible transactions to secure necessary foundry manufacturing capacity, including equity investments in, prepayments to, or deposits with foundries, in exchange for guaranteed capacity or other arrangements which address the Company's manufacturing requirements. The Company may also consider utilizing cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

The Company expects that its cash, cash equivalents, liquid investments, cash flows from operations and its borrowing capacity will be sufficient to finance the Company's operating and capital requirements through the end of fiscal 2006.



RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and does not expect that its adoption will have a material impact on its consolidated financial condition, results of operations and cash flows.

In December  2004,  the FASB issued SFAS No. 123R  (Revised  2004),  Share-Based
Payment. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted the option of continuing to apply the guidance in APB Opinion 25, provided that the footnotes to the consolidated financial statements disclosed pro forma net income and net income per share, as if the preferable fair-value-based method had been applied. SFAS No. 123R requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 123R and believes that the adoption of this statement could have a material impact on its consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 will have a material impact on its consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. companies, provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance on the impact of the repatriation provision on a company's income tax expense and deferred tax liability. The Company is currently studying the impact of the one-time favorable foreign dividend provision and intends to complete the analysis by the end of fiscal 2006. Accordingly, the Company has not recorded any adjustments to its income tax expense or deferred income taxes to reflect the tax impact of any repatriation of non-U.S. earnings it may make.



OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS
------------------------------------------------------

Before deciding to make, maintain or increase an investment in SMSC, investors should carefully consider the risks described below, in addition to the other information contained in this report and in the Company's other reports filed or furnished with the SEC, including the Company's reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect the Company's operations. Any of the risks, uncertainties, events or circumstances described below could cause the Company's financial condition or results of operations to be adversely affected.

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

The Personal Computer Industry - Demand for many of the Company's products depend largely on sales of personal computers and peripheral devices. Reductions in the rate of growth of the PC market could adversely affect the Company's operating results. In addition, as a component supplier to PC manufacturers, the Company may experience greater demand fluctuation than its customers themselves experience. Also, some of the Company's products are used in PCs for the consumer market, which can be more volatile than other segments of the PC marketplace.

The PC industry is characterized by ongoing product changes and improvements, much of which is driven by several large companies whose own business strategies play significant roles in determining PC architectures. Future shifts in PC architectures may not always be anticipated or be consistent with the Company's product roadmaps.

Product Development and Technological Change - The Company's prospects are highly dependent upon the successful development and timely introduction of new products at competitive prices and performance levels, with acceptable margins. The success of new products depends on various factors, including timely completion of product development programs, market acceptance of the Company's and its customers' new products, securing sufficient foundry capacity for volume manufacturing of wafers, achieving acceptable wafer fabrication yields by the Company's independent foundries and the Company's ability to offer these new products at competitive prices. The Company's products are generally designed into its customers' products through a competitive process which evaluates the Company's product features, price, and many other considerations. In order to succeed in having the Company's products incorporated into new products being designed by its customers, the Company must anticipate market trends and meet performance, quality and functionality requirements of such customers and must successfully develop and manufacture products that adhere to these requirements. In addition, the Company must meet the timing and price requirements of its customers and must make such products available in sufficient quantities. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others.

The Company's future growth will depend, among other things, upon its ability to continue to expand its product lines and products into new markets. To the extent that the Company attempts to compete in new markets, it may face competition from suppliers that have well-established market positions and products that have already been proven to be technologically and economically competitive. There can be no assurance that the Company will be successful in displacing these suppliers in the targeted applications.

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

Strategic Business Acquisitions - The Company has made strategic acquisitions of complementary businesses, products and technologies in the past and may continue to pursue such acquisitions in the future as business conditions warrant. Business acquisitions can involve numerous risks, including: unanticipated costs and expenses; risks associated with entering new markets in which the Company has little or no prior experience; diversion of management's attention from its existing businesses; potential loss of key employees, particularly those of the purchased organization; potential dilution of future earnings; and future impairment and write-offs of purchased goodwill, other intangible assets, and fixed assets due to unforeseen events and circumstances.

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

If it is determined that the Company's products or processes were to infringe on other parties' intellectual property rights, a court might enjoin the Company from further manufacture and/or sale of the affected products. The Company would then need to obtain a license from the holders of the rights and/or reengineer its products or processes in such a way as to avoid the alleged infringement. There can be no assurance that the Company would be able to obtain any necessary license on commercially reasonable terms acceptable to the Company or that the Company would be able to reengineer its products or processes to avoid infringement. An adverse result in litigation arising from such a claim could involve the assessment of a substantial monetary award for damages related to past product sales which could have a material adverse effect on the Company's result of operations and financial condition. In addition, even if claims against the Company are not valid or successfully asserted, defense against the claims could result in significant costs and a diversion of management and resources.

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

Internal Controls Over Financial Reporting - Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to evaluate the effectiveness of its system of internal controls over financial reporting as of the end of each fiscal year, beginning with fiscal 2005, and to include a report by management assessing the effectiveness of its system of internal controls over financial reporting within its annual report. Section 404 also requires the Company's independent registered public accounting firm to attest to, and report on, management's
assessment  of  the  Company's  system  of  internal   controls  over  financial
reporting.

The Company's management does not expect that its system of internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must recognize that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving the Company have been, or will be, detected. These inherent limitations include faulty judgments in decision-making and breakdowns that may occur because of simple error or mistake. Controls can also be circumvented by individual acts, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and the Company cannot provide assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Although the Company's management has concluded that its system of internal controls over financial reporting was effective as of February 28, 2005, there can be no assurance that the Company or its independent registered public accounting firm will not identify a material weakness in the system of internal controls over financial reporting in the future. A material weakness in the Company's system of internal controls over financial reporting would require management and the Company's independent registered public accounting firm to evaluate the Company's system of internal controls as ineffective. This in turn could lead to a loss of public confidence, which could adversely affect the Company's business and the price of its common stock.

Corporate Governance - In recent years, the Nasdaq National Market, on which the Company's common stock is listed, has adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased, and may continue to increase, the scope, complexity and cost of the Company's corporate governance, reporting and disclosure practices. As a result, the Company's board members, Chief Executive Officer, Chief Financial Officer and other corporate officers could face increased risks of personal liability in connection with the performance of their duties. As a result, the Company may have difficultly attracting and retaining qualified board members and officers, which would adversely affect its business. Further, these developments could affect the Company's ability to secure desired levels of directors' and officers' liability insurance, requiring the Company to accept reduced insurance coverage or incur substantially higher costs to obtain coverage.

Changes in Accounting for Equity Compensation - The Company has historically used stock options as a key component of employee compensation in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has recently adopted changes to generally accepted accounting principles that will require a charge to earnings for employee stock option grants and other equity incentives beginning in fiscal 2007. To the extent that this or other new regulations make it more difficult or expensive to grant options to employees, the Company may incur increased compensation costs. The Company may also consider changes to its equity compensation strategy and find it more difficult to attract, retain and motivate employees. Any of these results could materially and adversely affect the Company's business.

Volatility of Stock Price - The market price of the Company's common stock can fluctuate significantly on the basis of such factors as the Company's or its competitors' announcements of new products, quarterly fluctuations in the Company's financial results or in the financial results of other semiconductor companies, changes in the expectations of market analysts or investors, or general conditions in the semiconductor industry or in the financial markets. In addition, stock markets in general have experienced extreme price and volume volatility in recent years. This volatility has often had a significant impact on the stock prices of high technology companies, at times for reasons that appear unrelated to performance.

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------

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

As of February 28, 2005, the Company's $56.5 million of short-term investments consisted primarily of investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. If market interest rates were to increase immediately and uniformly by 10% from levels at February 28, 2005, the Company estimates that the fair values of these short-term investments would decline by an immaterial amount. The Company generally expects to hold these investments until maturity and, therefore, would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

Equity Price Risk - The Company is not exposed to any significant equity price risks at February 28, 2005.

Foreign Currency Risk - The Company has international sales and expenditures and is, therefore, subject to certain foreign currency rate exposure. The Company conducts a significant amount of its business in Asia. In order to reduce the risk from fluctuations in foreign exchange rates, most of the Company's product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars. Most transactions in the Japanese market made by the Company's subsidiary, SMSC Japan, are denominated in Japanese yen. SMSC Japan purchases a significant amount of its products for resale from SMSC in U.S. dollars, and from time to time has entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. No such contracts were executed during either fiscal 2005 or 2004, and there are no obligations under any such contracts as of February 28, 2005.

The Company has never received a cash dividend (repatriation of cash) from SMSC Japan.


Item 8.   Financial Statements and Supplementary Data.
------------------------------------------------------

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

Not applicable.


Item 9A.  Controls and Procedures.
----------------------------------

Disclosure   Controls  and  Procedures

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2005. Disclosure controls and procedures include controls and procedures designed to reasonably assure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this Form 10-K, are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (SEC's) rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2005, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to SMSC and its consolidated subsidiaries is made known to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.


Management's Report on Internal Control Over Financing Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     (3) Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of its internal control over financial reporting as of February 28, 2005. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control-Integrated Framework. Based upon this assessment, management has concluded that, as of February 28, 2005, the Company's internal control over financial reporting is effective based on those criteria.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of February 28, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.


Changes in Internal Control Over Financial  Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 28, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 9B.  Other Information
---------------------------

Not applicable.

                                    PART III
                                    --------



Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

The information  concerning the Company's  executive  officers  required by this item is incorporated herein by reference to the section within Part I of this report entitled "Executive Officers of the Registrant."

The information concerning the Company's directors required by this item is incorporated herein by reference to the section entitled "Election of Directors" appearing in the 2005 Proxy Statement.

The information concerning the Company's Section 16(a) beneficial ownership reporting compliance required by this item is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the 2005 Proxy Statement.

The information concerning the Company's code of ethics as required by this item is incorporated herein by reference to the section entitled "Code of Business Conduct and Ethics" appearing in the 2005 Proxy Statement.



Item 11.  Executive Compensation.
---------------------------------

The information appearing in the 2005 Proxy Statement under the captions "Executive Compensation" and "Director Compensation" is incorporated herein by this reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
--------------------------------------------------------------------------------

The information required by this item is incorporated by reference to information set forth in the 2005 Proxy Statement under the headings "Voting Securities of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."


Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

The information appearing in the 2005 Proxy Statement under the caption "Certain
Relationships  and  Related   Transactions"  is  incorporated   herein  by  this
reference.


Item 14.  Principal Accounting Fees and Services.
-------------------------------------------------

The information appearing in the 2005 Proxy Statement under the caption "Principal Accounting Fees and Services" is incorporated herein by this reference.

                                    PART IV
                                    -------


Item 15.  Exhibits and Financial Statement Schedules.
-----------------------------------------------------


1.      Consolidated Financial Statements (See Item 8):

Report of Independent Registered Public Accounting Firm
Consolidated  Balance  Sheets as of  February  28,  2005 and
  February  29, 2004
Consolidated  Statements  of Operations  for the three years ended
  February 28, 2005
Consolidated  Statements  of  Shareholders'  Equity  for the three  years ended February 28, 2005
Consolidated  Statements  of Cash Flows for the three years ended
  February  28, 2005
Notes to Consolidated Financial Statements


2.      Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable, not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

The consolidated financial statements and financial statement schedule listed in
Section 1 and Section 2 of this Item 15, respectively, appear within this report immediately following the Index to Exhibits.


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





                        STANDARD MICROSYSTEMS CORPORATION

                                  (Registrant)


                        By:   /s/ ANDREW M. CAGGIA
                              --------------------
                              Andrew M. Caggia
                              Senior Vice President and Chief Financial Officer, and Director
                              (Principal Financial Officer)


Date: May 16, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


      Signature and Title                                     Date
      -------------------                                     ----



      /s/ STEVEN J. BILODEAU                                  May 16, 2005
      ----------------------

      Steven J. Bilodeau
      Chairman of the Board,
      President and Chief Executive Officer
      (Principal Executive Officer)


      /s/ ERIC M. NOWLING                                     May 16, 2005
      -------------------

      Eric M. Nowling
      Vice President, Controller and
      Chief Accounting Officer
      (Principal Accounting Officer)


      /s/ ROBERT M. BRILL                                     May 16, 2005
      -------------------

      Robert M. Brill
      Director


      /s/ TIMOTHY P. CRAIG                                    May 16, 2005
      --------------------

      Timothy P. Craig
      Director


      /s/ JAMES A. DONAHUE                                    May 16, 2005
      --------------------

      James A. Donahue
      Director


      /s/ PETER F. DICKS                                      May 16, 2005
      ------------------

      Peter F. Dicks
      Director


      /s/ IVAN T. FRISCH                                      May 16, 2005
      ------------------

      Ivan T. Frisch
      Director

                               INDEX TO EXHIBITS:


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

   10.4* Employment Agreement with William D. Shovers, dated April 18, 2005, incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K filed on April 21, 2005.

   10.5* 1994 Director Stock Option Plan, incorporated by reference to Exhibit A to the registrant's Proxy Statement dated May 31, 1995.

   10.6* 2001 Director Stock Option Plan, incorporated by reference to Exhibit B to the registrant's Proxy Statement dated July 11, 2001.

   10.7* Amendment to the 2001 Director Stock Option Plan, dated April 4, 2002, incorporated by reference to Exhibit 10.7 to the registrant's Form 10-K for the fiscal year ended February 28, 2002.

   10.8* Amendment to the 1994 Director Stock Option Plan, adopted July 14, 1998, incorporated by reference to information appearing on page 11 of the registrant's Proxy Statement dated June 1, 1998.

   10.9*     Retirement Plan for Directors, incorporated by reference to Exhibit
             10.14 to the registrant's Form 10-K for the fiscal year ended February 28, 1995.

   10.10* Amendment to the Retirement Plan for Directors, incorporated by reference to Exhibit 10.11 to the registrant's Form 10-K for the fiscal year ended February 28, 2002.

   10.11* 1993 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant's Proxy Statement dated May 25, 1993.

   10.12* Executive Retirement Plan, incorporated by reference to Exhibit 10(x) to the registrant's Form 10-K for the fiscal year ended February 28, 1994.

   10.13*    Amendment  to  the  Executive  Retirement  Plan,   incorporated  by
             reference to Exhibit 10.14 to the registrant's Form 10-K for the fiscal year ended February 28, 2002.

   10.14* Amendment to the Executive Retirement Plan, dated January 28, 2003, incorporated by reference to Exhibit 10.15 to the registrant's Form 10-K for the fiscal year ended February 28, 2003.

   10.15* Amendment to the Executive Retirement Plan, dated January 1, 2005, incorporated by reference to Exhibit 10.2 to the registrant's Form 10-Q for the quarterly period ended August 31, 2004.

   10.16* Resolutions adopted October 31, 1994, amending the Retirement Plan for Directors and the Executive Retirement Plan, incorporated by reference to Exhibit 10.18 to the registrant's Form 10-K for the fiscal year ended February 28, 1995.

   10.17* 1994 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant's Proxy Statement dated May 26, 1994.

   10.18* Resolutions adopted January 3, 1995, amending the 1994, 1993 and 1989 Stock Option Plans and the 1991 Restricted Stock Plan, incorporated by reference to Exhibit 10.19 to the registrant's Form 10-K for the fiscal year ended February 28, 1995.

   10.19*    1996  Restricted  Stock Bonus Plan,  incorporated  by  reference to
             Exhibit 10.18 to the registrant's Form 10-K for the fiscal year ended February 28, 2002.

   10.20* 1998 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant's Proxy Statement dated June 1, 1998.

   10.21* 1999 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant's Proxy Statement dated June 9, 1999.

   10.22* 2000 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant's Proxy Statement dated June 6, 2000.

   10.23*    2001 Stock  Option and  Restricted  Stock Plan for Officers and Key
             Employees,   incorporated   by   reference  to  Exhibit  C  to  the
             registrant's Proxy Statement dated June 11, 2001.

   10.24* Resolutions adopted April 7, 2004, amending the 1999 and 2000 Stock Option Plans and the 2001 and 2003 Stock Option and Restricted Stock Plans, incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended August 31, 2004.

   10.25* Plan for Deferred Compensation in Common Stock for Outside Directors, dated March 7, 1997, as amended, incorporated by reference to Exhibit 10.23 to the registrant's Form 10-K for the fiscal year ended February 28, 2002.

   10.26* Amendment to the Plan for Deferred Compensation in Common Stock for Outside Directors, dated July 10, 2002, incorporated by reference to Exhibit 10.25 to the registrant's Form 10-K for the fiscal year ended February 28, 2003.

   10.27* Amendment to the Plan for Deferred Compensation in Common Stock for Outside Directors, dated April 7, 2004, incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended May 31, 2004.

   10.28*    2002  Inducement  Stock Option Plan,  incorporated  by reference to
             Exhibit 10.26 to the registrant's Form 10-K for the fiscal year ended February 28, 2003.

   10.29* 2003 Director Stock Option Plan, incorporated by reference to Exhibit C to the registrant's Proxy Statement dated July 9, 2003.

   10.30* 2003 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit B to the registrant's Proxy Statement dated July 9, 2003.

   10.31*    2003  Inducement  Stock Option Plan,  incorporated  by reference to
             Exhibit 4.3 to the registrant's Form S-8 filed September 15, 2003.

   10.32* 2004 Employee Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K filed on October 1, 2004.

   10.33* Resolution adopted to modify compensation provided to non-employee directors, dated December 21, 2004, incorporated by reference to
             Item 1.01 in the registrant's Form 8-K filed on December 23, 2004.

   10.34     SMSC Management Incentive Plan - Form of Agreement, filed herewith.

   10.35 Agreement and Plan of Merger among Standard Microsystems Corporation, SMSC Sub, Inc., and Gain Technology Corporation, dated April 29, 2002, incorporated by reference to Exhibit 2.1 to the registrant's Form 8-K filed on June 19, 2002.

   10.36 Share Purchase Agreement by and among Standard Microsystems Corporation, SMSC GmbH and the Shareholders of OASIS SiliconSystems Holding AG, dated March 30, 2005, incorporated by reference to
             Exhibit 2.1 to the registrant's Form 8-K filed on April 5, 2005.

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


     *       Indicated a management or compensatory plan or arrangement.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Standard Microsystems Corporation:

We have completed an integrated audit of Standard Microsystems Corporation's February 28, 2005 consolidated financial statements and of its internal control over financial reporting as of February 28, 2005 and audits of its February 29, 2004 and February 28, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Standard Microsystems Corporation and its subsidiaries at February 28, 2005 and February 29, 2004, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of February 28, 2005 based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of
February 28, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


/s/    PricewaterhouseCoopers LLP

New York, New York
May 16, 2005

Standard Microsystems Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

As of February 28 or 29,                           2005              2004
------------------------------------------------------------------------------

Assets

Current assets:
 Cash and cash equivalents                      $  116,126         $   14,050
 Short-term investments                             56,519            144,247
 Accounts receivable, net of allowance
  for doubtful accounts of $438 and
  $446, respectively                                23,788             21,946
 Inventories                                        33,310             23,162
 Deferred income taxes                              17,701             15,064
 Other current assets                                4,295              8,549
------------------------------------------------------------------------------
 Total current assets                              251,739            227,018

Property, plant and equipment, net                  22,630             23,430
Long-term investments                                  -               15,600
Goodwill                                            29,435             29,595
Intangible assets, net                               3,584              4,697
Deferred income taxes                                7,163              6,493
Other assets                                         4,708              3,192
------------------------------------------------------------------------------

                                                $  319,259         $  310,025
==============================================================================

Liabilities and shareholders' equity

Current liabilities:
 Accounts payable                               $   15,995         $   14,679
 Deferred income on shipments to distributors        7,689              7,972
 Accrued expenses, income taxes and other
  liabilities                                       13,400             13,168
------------------------------------------------------------------------------
 Total current liabilities                          37,084             35,819
------------------------------------------------------------------------------

Other liabilities                                   12,326             12,104

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $0.10 par value,
  authorized 1,000 shares, none issued                 -                 -
 Common stock, $0.10 par value,
  authorized 30,000 shares,
  issued 20,533 and 20,191 shares, and
  outstanding 18,691 and 18,371 shares,
  respectively                                       2,053              2,019
 Additional paid-in capital                        187,854            181,830
 Retained earnings                                 100,612             99,010
 Treasury stock, 1,842 and 1,820 shares,
  respectively, at cost                            (23,799)           (23,454)
 Deferred stock-based compensation                  (1,925)            (1,962)
 Accumulated other comprehensive income              5,054              4,659
------------------------------------------------------------------------------
 Total shareholders' equity                        269,849            262,102
------------------------------------------------------------------------------

                                                $  319,259         $  310,025
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Standard Microsystems Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)


For the years ended February 28 or 29,                            2005             2004              2003
--------------------------------------------------------------------------------------------------------------

Product sales                                                 $  197,803        $  191,969        $  154,244
Intellectual property revenues                                    11,012            23,904             1,273
--------------------------------------------------------------------------------------------------------------
                                                                 208,815           215,873           155,517

Cost of goods sold                                               114,066           106,236            86,093
--------------------------------------------------------------------------------------------------------------

Gross profit                                                      94,749           109,637            69,424

Operating expenses (income):
 Research and development                                         42,988            38,793            31,166
 Selling, general and administrative                              48,759            42,168            36,268
 Amortization of intangible assets                                 1,113             1,311             1,167
 Gains on real estate transactions                                (1,017)           (1,444)              -
 Settlement charge                                                 6,000               -                 -
 Restructuring cost adjustments                                      -                 -                (247)
--------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                     (3,094)           28,809             1,070

Other income (expense):
 Interest income                                                   2,532             1,918             2,069
 Interest expense                                                   (134)             (112)             (166)
 Impairments of investments                                          -                 -             (16,306)
 Other income (expense), net                                          31              (821)              (43)
--------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes and minority interest             (665)           29,794           (13,376)

Provision for (benefit from) income taxes                         (2,267)            8,051            (6,422)

Minority interest in net income of subsidiary                        -                 201                17
--------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                           1,602            21,542            (6,971)

Loss from discontinued operations (net of
 income tax benefits of $14 and $281)                                -                 (24)             (500)
--------------------------------------------------------------------------------------------------------------

Net income (loss)                                                  1,602            21,518            (7,471)
Gain on redemption of preferred stock of subsidiary                  -               6,685               -
--------------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common shareholders           $    1,602        $   28,203        $   (7,471)
==============================================================================================================

Basic net income (loss) per share:
 Income (loss) from continuing operations                     $     0.09        $     1.25        $    (0.42)
 Loss from discontinued operations                                   -                 -               (0.03)
--------------------------------------------------------------------------------------------------------------
 Basic net income (loss) per share                                  0.09              1.25             (0.45)
 Gain on redemption of preferred stock of subsidiary                 -                0.39               -
--------------------------------------------------------------------------------------------------------------

Basic net income (loss) applicable to common shareholders     $     0.09        $     1.64        $    (0.45)
==============================================================================================================

Diluted net income (loss) per share:
 Income (loss) from continuing operations                     $     0.08        $     1.17        $    (0.42)
 Loss from discontinued operations                                   -                 -               (0.03)
--------------------------------------------------------------------------------------------------------------
 Diluted net income (loss) per share                                0.08              1.16             (0.45)
 Gain on redemption of preferred stock of subsidiary                 -                0.36               -
--------------------------------------------------------------------------------------------------------------

Diluted net income (loss) applicable to common shareholders   $     0.08        $     1.53        $    (0.45)
==============================================================================================================

The sum of the income (loss) per share amounts may not total due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

Standard Microsystems Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

                                                                                                Deferred     Accumulated
                                                 Additional                                      Stock-         Other
                                 Common Stock     Paid-In     Retained    Treasury Stock         based      Comprehensive
                              Shares     Amount   Capital     Earnings   Shares    Amount     Compensation     Income        Total
------------------------------------------------------------------------------------------------------------------------------------

Balance at February 28, 2002    17,277  $ 1,728  $ 120,913    $ 84,963    (1,338)  $(13,861)  $ (1,408)     $  1,118      $ 193,453

 Comprehensive loss:
 Net loss                          -        -          -        (7,471)      -          -          -             -           (7,471)
 Other comprehensive income
  Change in unrealized gain
   on investments                  -        -          -            -        -          -          -            (283)          (283)
  Foreign currency
   translation adjustment          -        -          -            -        -          -          -           1,727          1,727
                                                                                                                           ---------
 Total other comprehensive
  income                                                                                                                      1,444
                                                                                                                           ---------
 Total comprehensive loss                                                                                                    (6,027)

 Stock options exercised           489       49      5,139          -        -          -          -             -            5,188
 Tax effect of employee stock
  plans                            -        -        1,828          -        -          -          -             -            1,828
 Stock-based compensation           75        7      1,919          -        -          -       (1,617)          -              309
 Amortization of deferred
  stock-based compensation         -        -          -            -        -          -          923           -              923
 Issuance of common stock
  for business acquisition         749       75     17,856          -        -          -          -             -           17,931
 Purchases of treasury stock       -        -          -            -       (482)    (9,593)       -             -           (9,593)
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 2003    18,590    1,859    147,655      77,492    (1,820)   (23,454)    (2,102)        2,562        204,012

 Comprehensive income:
 Net income                        -        -          -        21,518       -          -          -             -           21,518
 Other comprehensive income
  Change in unrealized gain
   on investments                  -        -          -            -        -          -          -             709            709
  Foreign currency translation
   adjustment                      -        -          -            -        -          -          -           1,388          1,388
                                                                                                                           ---------
Total other comprehensive
  income                                                                                                                      2,097
                                                                                                                           ---------
 Total comprehensive income                                                                                                  23,615

 Stock options exercised         1,539      154     18,758          -        -          -          -             -           18,912
 Tax effect of employee stock
  plans                            -        -        7,778          -        -          -          -             -            7,778
 Stock-based compensation           62        6        954          -        -          -         (890)          -               70
 Amortization of deferred
  stock-based compensation         -        -          -            -        -          -        1,030           -            1,030
 Gain on redemption of
  preferred stock of subsidiary    -        -        6,685          -        -          -          -             -            6,685
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 29, 2004    20,191    2,019    181,830      99,010    (1,820)   (23,454)    (1,962)        4,659        262,102

 Comprehensive income:
 Net income                        -        -          -         1,602       -          -          -             -            1,602
 Other comprehensive income
  Change in unrealized gain
   (loss) on investments           -        -          -            -        -          -          -             (47)           (47)
  Foreign currency translation
   adjustment                      -        -          -            -        -          -          -             442            442
                                                                                                                           ---------
 Total other comprehensive
  income                                                                                                                        395
                                                                                                                           ---------
 Total comprehensive income                                                                                                   1,997

 Stock options exercised           310       31      4,187          -        -          -          -             -            4,218
 Tax effect of employee
  stock plans                      -        -          872          -        -          -          -             -              872
 Stock-based compensation           32        3        965          -        -          -         (916)          -               52
 Amortization of deferred
  stock-based compensation         -        -          -            -        -          -          953           -              953
 Purchases of treasury stock       -        -          -            -        (22)      (345)       -             -             (345)
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 2005    20,533  $ 2,053  $ 187,854    $100,612    (1,842)  $(23,799)  $ (1,925)     $  5,054      $ 269,849
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Standard Microsystems Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the years ended February 28 or 29,                             2005               2004                 2003
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Cash received from customers and licensees                  $    207,854       $    218,127       $       154,202
 Cash paid to suppliers and employees                            (213,309)          (173,559)             (143,314)
 Interest received                                                  2,489              1,777                 2,279
 Interest paid                                                       (134)              (112)                 (142)
 Income tax refunds received                                        6,636                174                 1,888
--------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                         3,536             46,407                14,913
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures                                              (8,432)           (10,380)               (5,695)
 Acquisition of Gain Technology Corporation,
 net of cash acquired                                                 -                  -                 (15,669)
 Purchase of minority interest in subsidiary                          -               (5,180)                  -
 Sales of property, plant and equipment                             1,670              7,121                   148
 Purchases of short-term and long-term
 investments                                                     (434,355)          (588,272)             (245,182)
 Sales and maturities of short-term and
 long-term investments                                            537,617            528,441               245,229
 Other                                                                 22                155                   (38)
--------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used for) investing
  activities                                                       96,522            (68,115)              (21,207)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from issuance of common stock                             4,218             18,912                 5,188
 Purchases of treasury stock                                         (345)               -                 (10,375)
 Repayments of obligations under capital leases
 and notes payable                                                 (2,144)            (1,564)               (2,617)
---------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used for) financing
  activities                                                        1,729             17,348                (7,804)
--------------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash
 and cash equivalents                                                 289                829                 1,038
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) discontinued
operations                                                            -                2,586                  (923)
---------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents              102,076               (945)              (13,983)

Cash and cash equivalents at beginning of year                     14,050             14,995                28,978
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                     $    116,126       $     14,050       $        14,995
=====================================================================================================================
Reconciliation of income (loss) from continuing
operations to net cash provided by operating activities:

Income (loss) from continuing operations                     $      1,602       $     21,542       $        (6,971)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities, net of the effects of business acquisition:

 Depreciation and amortization                                     11,534              9,984                 9,809
 Stock-based compensation                                           1,130              1,100                 1,232
 Gains on sales of investments and property                        (1,017)              (696)                  (47)
 Non-cash asset impairments and write-offs                          2,734                -                  16,306
 Tax benefits from employee stock plans                               872              7,778                 1,828
 Other adjustments, net                                               (35)               213                  (143)

 Changes in operating assets and liabilities:
  Accounts receivable                                              (7,023)               622                (1,411)
  Inventories                                                     (10,056)            (5,022)                 (184)
  Accounts payable, deferred income, accrued expenses
  and other liabilities                                             2,769              9,048                   464
  Current and deferred income taxes                                 3,502                472                (3,622)
  Other changes, net                                               (2,476)             1,366                (2,348)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                    $      3,536       $     46,407       $        14,913
=====================================================================================================================

The Company acquired $943, $3,894 and $1,876 of design tools in fiscal 2005, 2004 and 2003, respectively, through long-term financing provided by suppliers.

The accompanying notes are an integral part of these consolidated financial statements.

                        Standard Microsystems Corporation
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     DESCRIPTION OF BUSINESS

Standard Microsystems Corporation (the Company or SMSC), a Delaware corporation founded in 1971 and based in Hauppauge, New York, is a worldwide supplier of digital, mixed-signal and analog integrated circuits for a broad range of high-speed communication and computing applications, serving such markets as mobile and desktop PCs, servers, consumer electronics, automotive infotainment and industrial applications. The Company's products provide solutions in mixed-signal PC system control, USB connectivity, networking and embedded control systems.


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of  Consolidation
The Company's fiscal year ends on the last day in February. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassifications
Certain items in the prior years' consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation, including a change in classification for auction rate securities, as further discussed under the caption Investments within this Note 2.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases the estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Revenue Recognition
The Company recognizes revenue from product sales to original equipment manufacturers (OEMs) and end-users at the time of shipment, net of appropriate reserves for product returns and allowances. The Company's terms of shipment are customarily FOB shipping point. Shipping and handling costs are included within Cost of goods sold.

Certain of the Company's products are sold to electronic component distributors under agreements providing for price protection and rights to return unsold merchandise. Accordingly, recognition of revenue and associated gross profit on shipments to a majority of the Company's distributors is deferred until the distributors resell the products. At the time of shipment to distributors, the Company records a trade receivable for the selling price, relieves inventory for the carrying value of goods shipped, and records this gross margin as Deferred income on sales to distributors on the Consolidated Balance Sheet. This deferred income represents the gross margin on the initial sale to the distributor; however, the amount of gross margin recognized in future Consolidated Statements of Operations will typically be less than the originally recorded deferred income as a result of price allowances. Price allowances offered to distributors are recognized as reductions in product sales when incurred, which is generally at the time the distributor resells the product.

Shipments made by the Company's Japanese subsidiary to distributors in Japan are made under agreements that permit limited or no stock return or price protection privileges. Revenue for shipments to distributors in Japan is recognized upon shipment to the distributor.

Revenue recognition for special intellectual property payments received in fiscal 2005 and 2004 is discussed within Note 9. The Company recognizes its other intellectual property revenues upon notification of sales of the licensed technology by its licensees. The terms of the Company's licensing agreements generally require licensees to give notification to the Company and to pay royalties no later than 60 days after the end of the quarter during which the sales take place.

Cash and Cash Equivalents
Cash and cash equivalents consist principally of cash in banks and highly liquid instruments purchased with original maturities of three months or less.

Investments
Short-term investments consist of investments in obligations with maturities of between three and twelve months, at acquisition, and investments in auction rate securities. All of these investments are classified as available-for-sale. The costs of these short-term investments approximate their market values as of February 28, 2005 and February 29, 2004.

The Company invests excess cash in a variety of marketable securities, including auction rate securities. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold, creating a highly liquid market. The Company's intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to provide liquidity as necessary. The Company's investment in these securities provides higher yields than money market and other cash equivalent investments. In prior fiscal years, auction rate securities were classified as cash equivalents, reflecting their highly liquid nature. They are now being classified as short-term investments for all periods presented in the accompanying consolidated financial statements, reflecting recently converging interpretations of the accounting treatment for these securities. In addition, reflecting this change in classification, all purchases and sales of auction rate securities are reflected in the investing section of the Company's Consolidated Statements of Cash Flows. The Company does not consider this change in classification to be material to its financial condition or cash flows. In addition, it has no effect on the Company's total current assets, working capital, total assets, or operating cash flows, and the change in classification in no way revises or restates the Company's Consolidated Statements of Operations. Auction rate and other securities were changed in classification as follows as of February 29, 2004 (in thousands):


                                            Cash and Cash       Short-Term
                                             Equivalents        Investments
-----------------------------------------------------------------------------
As previously reported                         $  135,161         $  23,136
Change in classification - auction
 rate securities                                 (120,850)          120,850
Change in classification - other securities          (261)              261
-----------------------------------------------------------------------------
As currently reported                          $   14,050         $ 144,247
=============================================================================



For the fiscal 2004 and 2003, net cash used for investing activities of $46.1 million and $5.9 million related to activity in auction rate securities, respectively, was previously included in cash and cash equivalents in the Consolidated Statements of Cash Flows.

The Company classifies all marketable debt and equity securities with remaining maturities of greater than one year at acquisition, excluding auction rate securities, as long-term investments. The Company holds no long-term investments at February 28, 2005. As of February 29, 2004, long-term investments consisted primarily of investments in corporate obligations and were classified as available-for-sale. The cost of these long-term investments approximated their market value as of February 29, 2004.

Investments in publicly traded equity securities are classified as available-for-sale and are carried at fair value on the accompanying Consolidated Balance Sheets. Unrealized gains and temporary losses on such securities, net of taxes, are reported in Accumulated other comprehensive income within Shareholders' equity. Impairment charges on these investments are recorded if declines in value are deemed to be other than temporary.

Fair Value of Financial Instruments
The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term and long-term investments and accounts receivable. The Company invests its cash in bank accounts and money market accounts with major financial institutions, in U.S. Treasury and agency obligations, and in debt securities of corporations and agencies with high credit quality. By policy, the Company seeks to limit credit exposure on investments through diversification and by restricting its investments to highly rated securities.

The Company's accounts receivable result from trade credit extended on shipments to original equipment manufacturers, original design manufacturers and electronic component distributors. The Company can have individually significant accounts receivable balances from its larger customers. At February 28, 2005, three customers individually accounted for more than 10% of accounts receivable, with balances of $3.8 million, $3.9 million and $2.5 million, respectively. At February 29, 2004, two customers individually accounted for more than 10% of accounts receivable, with balances of $7.3 million and $3.8 million, respectively. The Company manages its concentration of credit risk on accounts receivable by performing ongoing credit evaluations of its customers' financial condition and limiting the extension of credit when deemed necessary. In addition, although the Company generally requests no collateral, prepayments or letters of credit may be required in certain circumstances. The Company maintains an allowance for potential credit losses, taking into consideration the overall quality and aging of the accounts receivable portfolio and specifically identified customer risks.

The Company's product sales were adversely impacted in fiscal 2005 by an accounts receivable collectibility issue with one of its Taiwan-based component distributors. During the closing process for the third quarter of fiscal 2005, the Company determined that this customer, whose credit history with the Company had consistently been excellent, was experiencing financial distress and a lack of liquidity. Generally accepted accounting principles preclude the recognition of revenue when collectibility is not reasonably assured, and therefore the Company did not recognize approximately $5.4 million of product sales to this distributor during the second half of fiscal 2005. The inventory for these product sales, which had a cost of approximately $2.7 million, had already been shipped to and resold by the distributor prior to identification of the collectibility issue. The financial condition of this former customer has continued to deteriorate and future collectibility of its obligations to SMSC remains uncertain. Therefore, the $2.7 million of inventory shipped to this customer, but not yet paid for, is reflected within Cost of goods sold in the Consolidated Statement of Operations for fiscal 2005. The Company aggressively arranged alternate channels for delivery of products to its end customers, and no disruption occurred in the supply of the Company's products.

Inventories
Inventories are valued at the lower of first-in, first-out cost or market. The Company establishes inventory allowances for estimated obsolescence or unmarketable inventory for the difference between the cost of inventory and estimated realizable value based upon assumptions about future demand and market conditions.

Property, Plant and Equipment
Property, plant and equipment are carried at cost and depreciated on a straight-line basis over the estimated useful lives of the buildings (20 to 25 years) and machinery and equipment (3 to 7 years). Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected currently.

Cost-Basis Investments
Equity investments representing an ownership interest of less than 20% in non-publicly traded companies are carried at cost. Changes in the values of these investments are not recognized unless they are sold, or an impairment in value is deemed to be other than temporary.

Long-Lived Assets
The Company assesses the recoverability of long-lived assets, including property, plant and equipment and intangible assets, whenever events or changes in circumstances indicate that future undiscounted cash flows expected to be generated by an asset's disposition or use may not be sufficient to support its carrying value. If such cash flows are not sufficient to support the asset's recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value.

Goodwill and Purchased Intangible Assets
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill and purchased intangibles with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Purchased intangible assets with finite useful lives are amortized over their estimated useful lives and are reviewed for impairment in value when indicators of impairment, such as reductions in demand, are present.

Research and Development
Expenditures for research and development are expensed in the period incurred.

Advertising Expense
Advertising costs are expensed in the period incurred.

Stock-Based Compensation
The Company has in effect several stock-based compensation plans under which incentive stock options, non-qualified stock options, restricted stock awards and stock appreciation rights are granted to employees and directors. All stock options are granted with exercise prices equal to the fair value of the underlying shares on the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and accordingly recognizes no compensation expense for the stock option grants. Additional pro forma disclosures as required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, are detailed below.

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

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, and has been calculated as if the Company has accounted for its stock option plans under the fair value method of SFAS No.
123. The fair value of stock options issued has been estimated at the dates of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:


For the years ended February 28 or 29,        2005         2004         2003
------------------------------------------------------------------------------
Dividend yield                                   -            -            -
Expected volatility                             59%          62%          64%
Risk-free interest rates                      3.83%        2.98%        2.50%
Expected lives (in years)                      4.2          4.7          4.9
------------------------------------------------------------------------------

The weighted average Black-Scholes per share values of options granted in fiscal 2005, 2004, and 2003 were $13.09, $9.65 and $11.69, respectively.

Had compensation expense been recorded under the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share data):


For the years ended February 28 or 29,             2005        2004        2003
--------------------------------------------------------------------------------
Net income (loss) - as reported               $   1,602   $  21,518   $  (7,471)
Add:  Stock-based  compensation  expense
included in net
income (loss), net of taxes - as reported           728         845         627
Deduct: Stock-based compensation expense
determined
using the fair value method for all awards,
net of taxes                                     (7,760)     (2,073)     (7,419)
--------------------------------------------------------------------------------
Net income (loss) - pro forma                 $  (5,430)  $  20,290   $ (14,263)
================================================================================
Basic net income (loss) per share -
as reported                                   $    0.09   $    1.25   $   (0.45)
================================================================================
Diluted net income (loss) per share -
as reported                                   $    0.08   $    1.16   $   (0.45)
================================================================================
Basic net income (loss) per share -
pro forma                                     $   (0.30)  $    1.18   $   (0.86)
================================================================================
Diluted net income (loss) per share -
pro forma                                     $   (0.30)  $    1.11   $   (0.86)
================================================================================


Income Taxes
Deferred income taxes are provided on temporary differences that arise in the recording of transactions for financial and tax reporting purposes and result in deferred tax assets and liabilities. Deferred tax assets are reduced by an appropriate valuation allowance if, in management's judgment, part of the deferred tax asset will not be realized. Tax credits are accounted for as reductions of the current provision for income taxes in the year in which they are earned.

Translation of Foreign Currencies
The functional currencies of the Company's foreign subsidiaries are their respective local currencies. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of their operations are translated using the average exchange rates during the period. Resulting translation adjustments are recorded within Accumulated other comprehensive income within Shareholders' equity.

Foreign Exchange Contracts
The Company purchases most of its materials and transacts most of its international sales, with the exception of certain sales to customers in Japan, in U.S. dollars. The Company's Japanese subsidiary, SMSC Japan, serves the Japanese market and transacts most of its sales to its customers in Japanese yen. SMSC Japan purchases a significant amount of its products for resale from SMSC in U.S. dollars and, from time to time, has entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. Gains and losses on such contracts have not been significant. As of February 28, 2005, there are no outstanding commitments under foreign exchange contracts.

Other Comprehensive Income
The Company's other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on investments.

Recent Accounting Pronouncements
In December  2004,  the FASB issued SFAS No. 123R  (Revised  2004),  Share-Based
Payment. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted the option of continuing to apply the guidance in APB Opinion 25, provided that the footnotes to the consolidated financial statements disclosed pro forma net income and net income per share, as if the preferable fair-value-based method had been applied. SFAS No. 123R requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 123R and believes that the adoption of this statement could have a material impact on its consolidated financial position, results of operations and cash flows.



3.     NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the sum of the weighted average common shares outstanding during the period plus the dilutive effect of unvested restricted stock awards and shares issuable through stock options. Shares used in calculating basic and diluted net income (loss) per share are reconciled as follows (in thousands):



  For the years ended February 28 or 29,    2005       2004       2003
------------------------------------------------------------------------
  Average shares outstanding for basic
  net income (loss) per share               18,376     17,226     16,538
  Dilutive effect of stock options and
  unvested restricted stock awards             942      1,253       -
------------------------------------------------------------------------
  Average shares outstanding for diluted
  net income (loss) per share               19,318     18,479     16,538
------------------------------------------------------------------------


During fiscal 2005 and 2004, stock options covering 1,239,000 and 1,262,000 common shares, respectively, were excluded from the computation of diluted net income per share, because their effects were anti-dilutive.

The Company reported a net loss from continuing operations in fiscal 2003, and accordingly, the effect of stock options covering an average of 4,787,000 common shares was antidilutive for that period and was excluded from average shares outstanding used in the calculation of the fiscal 2003 net loss per share.


4.     BUSINESS ACQUISITION - GAIN TECHNOLOGY CORPORATION

In June 2002, the Company acquired all of the outstanding common stock of Gain Technology Corporation (Gain), a developer and supplier of high-speed, high-performance analog and mixed-signal communications integrated circuits and proprietary intellectual property cores, based in Tucson, Arizona. Through this acquisition, the Company significantly enhanced its analog and mixed-signal design capabilities, by adding highly skilled engineers and designers to its staff, acquiring several new products, and expanding its intellectual property portfolio.

The Company acquired Gain for consideration of $36.1 million, consisting of approximately 749,000 shares of SMSC common stock valued at $17.9 million, $16.6 million of cash (net of cash acquired), and $1.6 million of direct acquisition costs, including legal, banking, accounting and valuation fees. The value of the SMSC common stock was determined using the stock's market value for a reasonable period before and after the date the terms of the acquisition were announced.

The acquisition was accounted for as a purchase in accordance with the provisions of SFAS No. 141, and accordingly, Gain's results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The purchase price was allocated to the estimated fair values of assets acquired and liabilities assumed, as set forth in the following table.

     (in thousands)
     --------------------------------------------------------

     Current assets                               $    1,708
     Property, plant and equipment                     1,028
     Deferred income taxes                             1,086
     Other assets                                         41
     Goodwill                                         29,595
     Existing technologies                             6,179
     Other intangible assets                             908
     --------------------------------------------------------
     Total assets acquired                            40,545

     Current liabilities                               3,355
     Long-term obligations                             1,177
     --------------------------------------------------------
     Total liabilities assumed                         4,532

     Net assets acquired                              36,013
     In-process research and development                  87
     --------------------------------------------------------

     Total consideration                          $   36,100
     ========================================================


The significant allocation of the purchase price to goodwill reflects the Company's assessment of substantial value in Gain's analog and mixed-signal design expertise and highly trained engineering staff. Under the provisions of SFAS No. 141, the value of intellectual capital underlying an assembled workforce is included within the value assigned to goodwill.

The amounts allocated to existing technologies are being amortized on a straight-line basis over their estimated useful life of six years. Other intangible assets are also being amortized on a straight-line basis over their respective estimated useful lives, ranging from one to ten years. The $29.6 million assigned to goodwill is not being amortized. Further information regarding goodwill and other intangible assets is provided within Note 5.

The amount assigned to in-process research and development was related to ongoing projects that had not yet proven to be commercially feasible, and for which no alternative future use existed for the related technology. This charge is included within the Company's consolidated operating results for fiscal 2003.

The unaudited pro forma results of operations set forth in the following table give effect to the acquisition of Gain as if it had occurred at the beginning of fiscal 2003. Pro forma data is subject to certain assumptions and estimates, and is presented for informational purposes only. This data does not purport to be indicative of the results that would have actually occurred had the acquisition occurred on the basis described above, nor do they purport to be indicative of future operating results.


       (in thousands, except per share data)

       Sales and revenues                         $ 156,755
       Net loss                                      (8,449)
       =====================================================
       Basic net loss per share                   $   (0.51)
       =====================================================


5.     GOODWILL AND INTANGIBLE ASSETS

The Company's June 2002 acquisition of Gain Technology Corporation included the acquisition of $7.1 million of finite-lived intangible assets and $29.6 million of goodwill. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, this goodwill is not being amortized, but is tested for impairment in value annually, as well as when an event or circumstance occurs indicating a possible impairment in value. The Company performs an annual goodwill impairment review during the fourth quarter of each fiscal year, and completed its most recent annual review during the fourth quarter of fiscal 2005, during which no impairment in value was identified.

The Company's finite-lived intangible assets consisted of the following (in thousands):


   As of February 28 or 29,           2005                     2004
  -----------------------------------------------------------------------------
                                         Accumulated               Accumulated
                                  Cost  Amortization        Cost  Amortization
  -----------------------------------------------------------------------------

   Existing technologies     $   6,179    $   2,832    $   6,179    $   1,802
   Customer contracts              326           89          326           57
   Non-compete agreements            -            -          410          359
  -----------------------------------------------------------------------------

                             $   6,505    $   2,921    $   6,915    $   2,218
  =============================================================================

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

Estimated future intangible asset amortization expense for the next five fiscal years is as follows (in thousands):


                            Amortization of
                           Intangible Assets
       -------------------------------------

       2006                          $ 1,062
       2007                            1,062
       2008                            1,062
       2009                              290
       2010                               33
       =====================================


6.     OTHER BALANCE SHEET DATA


(In thousands)

As of February 28 or 29,                           2005               2004
--------------------------------------------------------------------------

Inventories:
Raw materials                               $     1,143        $       910
Work-in-process                                  16,626             13,202
Finished goods                                   15,541              9,050
--------------------------------------------------------------------------
                                            $    33,310        $    23,162
==========================================================================

Property, plant and equipment:
Land                                        $       578        $     1,570
Buildings and improvements                       12,064             20,732
Machinery and equipment                          68,190             90,195
Construction in progress                          1,601                110
--------------------------------------------------------------------------
                                                 82,433            112,607
Less: accumulated depreciation                   59,803             89,177
--------------------------------------------------------------------------
                                            $    22,630        $    23,430
==========================================================================

Accrued expenses, income taxes
  and other liabilities:
Salaries and fringe benefits                $     3,005        $     2,662
Accrued legal fees                                2,274                369
Supplier financing - current portion              1,931              1,998
Other                                             6,190              8,139
--------------------------------------------------------------------------
                                            $    13,400        $    13,168
==========================================================================

Other liabilities:
Retirement benefits                         $     6,595        $     6,152
Deferred income taxes                             4,305              3,722
Supplier financing - long-term portion              527              1,608
Other                                               899                622
--------------------------------------------------------------------------
                                            $    12,326        $    12,104
==========================================================================


7.     SHAREHOLDERS' EQUITY

Common Stock Repurchase Program
The Company maintains a common stock repurchase program, as approved by its Board of Directors, which authorizes the Company to repurchase up to three million shares of its common stock on the open market or in private transactions. As of February 28, 2005, the Company had repurchased approximately
1.8 million shares of common stock at a cost of $23.8 million under this program, including 21,800 shares repurchased at a cost of $0.3 million in fiscal 2005 and 482,000 shares repurchased at a cost of $9.6 million in fiscal 2003. No shares were repurchased during fiscal 2004. The Company currently holds repurchased shares as treasury stock, reported at cost.

Shareholder Rights Plan
The Company maintains a Shareholder Rights Plan as part of its commitment to ensure fair value to all shareholders in the event of an unsolicited takeover offer. The Company's current Shareholder Rights Plan was adopted by the Board of Directors in January 1998, replacing the Company's previous plan that had expired on January 12, 1998, and was subsequently amended in December 2000 and in April 2002. Under this plan, the Company's shareholders of record on January 13, 1998 received a dividend distribution of one preferred stock purchase right for each share of common stock then held, and any new stock issued after the record date contains the same rights. In the event of certain efforts to acquire control of the Company, these rights allow shareholders to purchase common stock of the Company at a discounted price. The rights will expire in January 2008, unless previously redeemed by the Company at $0.01 per right. Citigroup, Inc.'s (Citigroup) ownership of the Company's common stock is excluded from requiring distribution of rights under the plan, so long as Citigroup remains a passive investor and its ownership interest does not exceed 28%. As of December 31, 2004, Citigroup reported beneficial ownership of the Company of less than 15%.


8.     INCOME TAXES

The provision for (benefit from) income taxes included in the accompanying Consolidated Statements of Operations consists of the following (in thousands):


For the years ended February 29 or 28,        2005         2004         2003
-----------------------------------------------------------------------------
Current
  Federal                                $    (646)   $   5,647    $  (3,119)
  Foreign                                      854          365          327
  State                                        192          175          147
-----------------------------------------------------------------------------
                                               400        6,187       (2,645)
Deferred                                    (2,667)       1,850       (4,058)
-----------------------------------------------------------------------------
                                            (2,267)       8,037       (6,703)
Less: tax benefits from discontinued
  operations                                     -          (14)        (281)
-----------------------------------------------------------------------------
                                         $  (2,267)    $  8,051    $  (6,422)
-----------------------------------------------------------------------------

The tax benefits from discontinued operations represent the taxes resulting from net losses related to the Company's previous sale of a former division, which was accounted for as a discontinued operation. This transaction is further described in Note 14.

The items accounting for the difference between the provision for (benefit from) income taxes computed at the U. S. federal statutory rate and the Company's provision for (benefit from) income taxes are as follows (in thousands):


For the years ended February 28 or 29,          2005         2004       2003
-------------------------------------------------------------------------------
Provision for (benefit from) income taxes
  computed at U.S. federal statutory tax
  rate                                      $    (233)   $  10,344   $ (4,955)
State taxes, net of federal benefit               125          215       (108)
Differences between foreign and U.S.
  income tax rates                                209          (62)       237
Tax-exempt income                                (744)        (224)      (238)
Export sales benefit                             (562)        (822)      (926)
Adjustments to prior years' taxes                  22         (817)        -
Tax credits                                    (1,104)        (518)      (675)
Other                                              20          (79)       (38)
-------------------------------------------------------------------------------
                                            $  (2,267)   $   8,037   $ (6,703)
-------------------------------------------------------------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred income taxes are as follows (in thousands):


As of February 28 or 29,                        2005            2004
-----------------------------------------------------------------------

Deferred tax assets (liabilities):
Reserves and accruals not currently
  deductible for income tax purposes          $ 11,305       $ 12,843
Inventory valuation                              1,515          1,498
Intangible asset amortization                     (997)        (1,358)
Restructuring costs                              2,024          2,160
Purchased in-process technology                    818            938
Property, plant and equipment
  depreciation                                  (1,096)           (83)
Net operating losses                             7,422          4,349
Other, net                                       3,873          1,210
-----------------------------------------------------------------------

Net deferred tax assets                       $ 24,864       $ 21,557
-----------------------------------------------------------------------

Income (loss) before income taxes and minority interest includes foreign income of $2.0 million, $1.2 million and $0.2 million for fiscal 2005, 2004 and 2003, respectively.

At February 28, 2005, the Company had federal net operating loss carryforwards totaling $22.2 million. Of this amount, $1.5 million is attributable to the June 2002 acquisition of Gain Technology Corporation and is subject to certain limitations under Section 382 of the Internal Revenue Code. The remaining $20.7 million results from net operating losses recorded by the Company in fiscal 2003 and 2005, the tax effects of which are reflected within the current portion of Deferred income taxes on the Consolidated Balance Sheet at February 28, 2005. The Company also has $2.2 million of New York State tax credit carryforwards at February 28, 2005, of which $0.1 million will expire in fiscal 2006. The remaining $2.1 million of credit carryforwards expire at various dates from fiscal 2007 through fiscal 2018.

The American Jobs Creation Act of 2004 was signed into law on October 22, 2004. This act creates a temporary incentive for United States multinationals to repatriate accumulated income earned outside of the United States at a federal effective tax rate of 5.25%. On December 21, 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which allows an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings. The Company has started an evaluation of the effects of the repatriation provision; however, it does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. The Company is currently in the process of evaluating whether or not, and to what extent, if any, this provision may provide opportunities for tax benefits. The Company expects to complete such evaluation before the end of fiscal 2006. The Company estimates that up to $2.0 million may be considered for repatriation under this provision, with related income taxes of up to $0.1 million.


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

In respect to this relationship, Intel agreed to pay to the Company an aggregate amount of $75 million, of which $20.0 million and $2.5 million was recognized as Intellectual property revenue, and paid, in the third and fourth quarters of fiscal 2004, respectively, and $2.5 million was recognized as Intellectual property revenue, and paid, in each quarter of fiscal 2005. Of the remaining amount, $10.25 million is payable in fiscal 2006, $11.25 million is payable in fiscal 2007, $12.0 million is payable in fiscal 2008 and $9.0 million is payable in fiscal 2009. Such amounts are payable in quarterly installments each year, and are subject to possible reduction, in a manner and to an extent to be agreed by the parties, based upon the companies' collaboration and sales, facilitated by Intel, of certain future new products of the Company.


10.    MINORITY INTEREST IN SUBSIDIARY

The Company conducts its business in the Japanese market through its subsidiary, SMSC Japan. SMSC Japan's original capitalization in fiscal 1987 included a minority investment by Sumitomo Metal Industries, Ltd. of Osaka, Japan (Sumitomo) totaling 2.1 billion yen, or approximately $12.7 million at then-current exchange rates, in exchange for 20% of SMSC Japan's issued and outstanding common stock and all of its non-cumulative, non-voting 6% preferred stock.

In January 2004, SMSC Japan redeemed Sumitomo's common and preferred stock investments for combined consideration of 551 million yen, or approximately $5.2 million at then-current exchange rates, of which $3.0 million represented the redemption of the preferred stock investment and $2.2 million was the estimated fair value of Sumitomo's 20% common stock investment. The difference between the carrying value and the redemption price of the preferred stock, totaling $6.7 million, was recorded as a credit to Additional paid-in capital, and is also presented as a component of Net income applicable to common shareholders in the Consolidated Statement of Operations for fiscal 2004, in accordance with the provisions of Emerging Issues Task Force Issue No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The $2.2 million assigned to Sumitomo's common stock investment in SMSC Japan was allocated to the underlying net assets acquired at their respective fair values, which approximated their carrying values.


11.    REAL ESTATE TRANSACTIONS

During the third quarter of fiscal 2005, the Company sold its remaining parcel of idle real estate in Hauppauge, New York, for net proceeds of $1.7 million, after transaction costs. This property had a carrying value of approximately $0.4 million. The contract of sale required the Company to complete the remediation of certain soil contamination of uncertain origin identified at this property, at its expense. In recognition of both the uncertain cost and uncertain completion date of the soil remediation obligation at that time, the Company did not reflect the impact of this transaction within its Statement of Operations for the third quarter of fiscal 2005. The Company subsequently completed the project during the fourth quarter of fiscal 2005, and received final regulatory approval thereafter. Accordingly, the Company recognized a gain of $1.0 million on this transaction, after related soil remediation project costs, in the fourth quarter of fiscal 2005.

During fiscal 2004, the Company sold certain portions of its Hauppauge, New York real estate holdings for aggregate proceeds of $7.0 million, net of transaction costs. These transactions resulted in an aggregate gain of $1.7 million, $1.4 million of which related to property in which the Company had no continued interest and was recognized within the Company's fiscal 2004 first quarter operating results, and $0.3 million of which related to property that the Company leased back from the purchaser and was therefore deferred. This deferred gain is being recognized within the Company's operating results as a reduction of rent expense on a straight-line basis over a 30-month period beginning in June 2003, consistent with the term of the lease. As of February 28, 2005, the Company's remaining rent obligation over the term of this lease is approximately $0.2 million.


12.    SALES AND IMPAIRMENTS OF INVESTMENTS

Investment in Chartered Semiconductor
During the third quarter of fiscal 2003, the Company recorded a $7.8 million charge for a decline in value, considered to be other than temporary, of its equity investment in Chartered Semiconductor Manufacturing Ltd. (Chartered), based upon a sustained reduction in Chartered's stock price. During the first quarter of fiscal 2004, the Company sold its remaining equity investment in Chartered, realizing a loss of $0.7 million, which is included within Other income (expense), net on the Consolidated Statements of Operations for fiscal 2004.

Investment in SMC Networks, Inc.
The Company's investment in SMC Networks, Inc. was a residual minority equity interest in a non-public company sold by SMSC in 1997. Based upon a valuation analysis performed by the Company with the assistance of a third party, this investment, which carried an original cost of $8.5 million, was fully written off in the third quarter of fiscal 2003. Subsequently, as part of the December 2003 arbitration settlement with Accton, discussed within Note 14, the Company transferred this investment to Accton for a nominal value.


13.    BUSINESS RESTRUCTURING

In November 2001, the Company exited the PC chipset business. This reorganization was implemented to redirect the Company's resources towards higher growth, higher margin businesses. All obligations under this restructuring were satisfied and reconciled in periods prior to fiscal 2005, with the exception of long-term non-cancelable lease obligations, which are being paid over their respective terms, through August 2008.

The following table provides a summary of the Company's reserve for this restructuring for the three years ended February 28, 2005 (in thousands):


                                    Non-cancelable
                                       lease           Other
                                     obligations      Charges          Total
--------------------------------------------------------------------------------
Business restructuring reserve
  at February 28, 2002                $  1,771         $    333        $  2,104
    Cash payments                         (397)             (21)           (418)
    Non-cash adjustments                     -             (267)           (267)
--------------------------------------------------------------------------------
Business restructuring reserve
  at February 28, 2003                   1,374               45           1,419
    Cash payments                         (414)               -            (414)
    Non-cash adjustments                     -              (45)            (45)
--------------------------------------------------------------------------------
Business restructuring reserve
  at February 29, 2004                     960                -             960
    Cash payments                         (433)               -            (433)
--------------------------------------------------------------------------------
Business restructuring reserve
  at February 28, 2005                $    527         $      -        $    527
================================================================================



14.    DISCONTINUED OPERATIONS

The Company had been involved in an arbitration proceeding with Accton Technology Corporation (Accton) and SMC Networks, Inc. (Networks), relating to claims associated with the October 1997 purchase of a majority interest in Networks by Accton from SMSC. This divestiture was accounted for as a discontinued operation, and accordingly, costs associated with this action, net of income taxes, were reported within Loss from discontinued operations on the Consolidated Statements of Operations. These costs totaled $0.3 million and $0.8 million in fiscal 2004 and 2003, respectively, before applicable income tax benefits. This action was settled during the fourth quarter of fiscal 2004, with SMSC realizing a pre-tax gain of $0.3 million, which is included within Loss from discontinued operations on the Consolidated Statements of Operations for fiscal 2004.


15.    BENEFIT AND INCENTIVE PLANS

Incentive Savings and Retirement Plan
The Company maintains a defined contribution Incentive Savings and Retirement Plan (the Plan) which, pursuant to Section 401(k) of the Internal Revenue Code, permits employees to defer taxation on their pre-tax contributions to the Plan.

The Plan permits employees to contribute a portion of their earnings, through payroll deductions, based on earnings reduction agreements. The Company makes matching contributions to the Plan in the form of SMSC common stock. The Company's matching contribution to the plan is equal to two-thirds of the employee's contribution, up to 6% of the employee's earnings. The Company's matching contributions to the Plan totaled $1.2 million, $1.1 million and $1.0 million in fiscal 2005, 2004 and 2003, respectively.

Common stock for the Company's matching contributions to the Plan is purchased in the open market. Since its inception, 1,486,000 shares of the Company's common stock have been contributed to the Plan.

As of February 28, 2005, 358 of the 462 employees who had satisfied the Plan's eligibility requirements to participate were making contributions to the Plan.

Employee Stock Option Plans
Under the Company's stock option plans, the Compensation Committee of the Board of Directors is authorized to grant options to purchase shares of common stock. The purpose of these plans is to promote the interests of the Company and its shareholders by providing officers and key employees with additional incentives and the opportunity, through stock ownership, to increase their proprietary interest in the Company and their personal interest in its continued success. Options are granted at prices not less than the fair market value on the date of grant. As of February 28, 2005, 1,052,000 shares of common stock were available for future grants of stock options, of which 437,000 can also be issued as restricted stock awards.

Stock option plan activity is summarized below (shares in thousands):


                                                       Weighted               Weighted                Weighted
                                            Fiscal     Average      Fiscal     Average     Fiscal      Average
                                             2005      Exercise      2004     Exercise      2003      Exercise
                                            Shares      Prices      Shares     Prices      Shares      Prices
----------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of year       4,255       $16.40      4,778     $14.87       4,063       $12.52
Granted                                        407        23.24      1,146      17.94       1,732        21.71
Exercised                                     (310)       13.61     (1,405)     12.01        (407)       10.79
Canceled or expired                           (305)       17.48       (264)     18.87        (610)       21.30
----------------------------------------------------------------------------------------------------------------
Options outstanding, end of year             4,047       $17.22      4,255     $16.40       4,778       $14.87
----------------------------------------------------------------------------------------------------------------
Options exercisable                          1,652       $16.01      1,054     $14.16       1,594       $12.27
----------------------------------------------------------------------------------------------------------------

The following table summarizes information relating to currently outstanding and exercisable options as of February 28, 2005 (shares in thousands):


                            Weighted
                            Average                                     Weighted                          Weighted
Range of                 Remaining Lives        Options            Average   Exercise     Options     Average Exercise
-----------------------------------------------------------------------------------------------------------------------
Exercise Prices            (in years)         Outstanding                Prices         Exercisable        Prices
-----------------------------------------------------------------------------------------------------------------------
$ 6.75 - $12.69              5.27                     855                $ 9.86                 337        $10.26
$12.75 - $14.81              6.01                     815                 14.21                 542         14.18
$14.90 - $19.92              7.75                   1,259                 18.39                 485         18.02
$20.00 - $24.58              7.30                     824                 22.56                 260         22.47
$24.94 - $27.90              8.92                     294                 26.95                  28         25.63
-----------------------------------------------------------------------------------------------------------------------
                                                    4,047                                     1,652
-----------------------------------------------------------------------------------------------------------------------


Director Stock Option Plan
Under the Company's Director Stock Option Plan, non-qualified options to purchase common stock may be granted to directors at prices not less than the market price of the shares at the date of grant. At February 28, 2005, the expiration dates of the outstanding options under this plan range from July 15, 2007 to January 18, 2015, and the exercise prices range from $8.50 to $30.12 (weighted average $17.40) per share.

The following is a summary of activity under the Director Stock Option Plan over the past three fiscal years (shares in thousands):


                                                                Weighted                  Weighted                  Weighted
                                                    Fiscal       Average      Fiscal       Average      Fiscal       Average
                                                     2005       Exercise       2004       Exercise       2003       Exercise
                                                    Shares       Prices       Shares       Prices       Shares       Prices
-----------------------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of year               263         $17.52         271         $15.03       261          $12.78
Granted                                               42          20.10         129          20.52       102           17.29
Exercised                                              -              -        (134)         15.33       (92)          11.11
Canceled or expired                                    -              -          (3)         20.25         -               -
-----------------------------------------------------------------------------------------------------------------------------
Options outstanding, end of year                     305         $17.86         263         $17.52       271          $15.03
-----------------------------------------------------------------------------------------------------------------------------
Options exercisable                                  251         $17.40         181         $16.41       269          $14.98
-----------------------------------------------------------------------------------------------------------------------------
Shares available for future grants, end of year       24                         66                       92
-----------------------------------------------------------------------------------------------------------------------------


Director Deferred Compensation Plan
The Company has a deferred compensation plan for its non-employee directors, which requires eligible directors to defer either 50% or 100% of their basic annual compensation. Under this plan, an unfunded account is established for each participating director, which is credited with equivalent units of the Company's common stock on a quarterly basis. These equivalent units track the economic performance of the underlying stock, but carry no voting rights. The deferred compensation earned under this plan is payable when the participant leaves the Company's Board of Directors, for any reason, and, pursuant to a plan amendment implemented in fiscal 2003, is generally required to be paid in the form of common stock. Compensation expense under this plan was $0.1 million, $0.3 million and $0.1 million in fiscal 2005, 2004 and 2003, respectively.

The following is a summary of the activity under this plan (units in thousands):


For the years ended February 28 or 29,     2005           2004            2003
-------------------------------------------------------------------------------
Common stock equivalent units,
 beginning of year                           29             35              31
Common stock equivalent units
 earned                                       7              5               4
Distributions                                 -            (11)              -
-------------------------------------------------------------------------------
Common stock equivalent units,
 end of year                                 36             29              35
-------------------------------------------------------------------------------
Common stock equivalent units
 available, end of year                      43             50              65
-------------------------------------------------------------------------------
Range of common  stock  prices
 used to calculate common stock
 equivalent units                 $16.31-$26.72  $14.82-$26.45   $16.43-$22.60
-------------------------------------------------------------------------------

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees. The Company grants these awards, at its discretion, from the shares available under its 2001 and 2003 Stock Option and Restricted Stock Plans. The shares awarded are typically earned in 25%, 25% and 50% increments on the first, second and third anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The market value of these shares at the date of award is recorded as compensation expense ratably over the three-year periods from the respective award dates, as adjusted for forfeitures of unvested awards. Deferred compensation expense of $1.9 million and $2.0 million associated with unearned shares under this plan as of February 28, 2005 and February 29, 2004, respectively, is reported within Shareholders' equity on the Company's Consolidated Balance Sheets. Compensation expense for these awards was $0.9 million, $1.0 million and $0.9 million in fiscal 2005, 2004 and 2003, respectively.

Through February 28, 2005, 173,000 shares, net of cancellations, have been awarded under this plan, and 127,000 shares are unvested. The Company, at its discretion, can grant restricted stock awards from the shares available under its 2001 and 2003 Stock Option and Restricted Stock Plans.

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

Activity under the Stock Appreciation Rights Plan is summarized below (shares in thousands):

                                                            Weighted
                                               Fiscal       Average
                                                2005        Exercise
                                                SARs         Prices
---------------------------------------------------------------------
SARs outstanding, beginning of year               -             -
Granted                                          1,468       $17.10
Exercised                                         -             -
Canceled or expired                                 (9)      $17.10
---------------------------------------------------------------------
SARs outstanding, end of year                    1,459       $17.10
---------------------------------------------------------------------
SARs exercisable                                  -             -
---------------------------------------------------------------------

The Company recognizes compensation expense for the appreciation of a SAR award's market value over its exercise price over the term of the award. The Company recorded $0.1 million of compensation expense for these awards during fiscal 2005.

Retirement Plans
The Company maintains an unfunded Supplemental Executive Retirement Plan to provide senior management with retirement, disability and death benefits. The Plan's retirement benefits are based upon the participant's average compensation during the three-year period prior to retirement. Based upon a measurement performed as of February 28, 2005, the following table sets forth the components of the Plan's net periodic pension expense, the changes in the Plan's projected benefit obligation, the Plan's funded status and the assumptions used in determining the present value of benefit obligations (dollars in thousands):


For the years ended February 28 or 29,        2005          2004          2003
--------------------------------------------------------------------------------
Service cost - benefits earned during
 the year                                 $    124      $    115      $    100
Interest cost on projected benefit
 obligations                                   408           389           358
Net amortization and deferral                  268           252           245
--------------------------------------------------------------------------------
Net periodic pension expense              $    800      $    756      $    703
--------------------------------------------------------------------------------

Projected benefit obligation:
    Beginning of year                     $  7,116      $  6,628      $  6,070
    Service cost - benefits earned
    during the year                            124           115           100
    Interest cost                              408           389           358
    Benefit payments                          (275)         (275)         (275)
    Other                                     (561)          259           375
--------------------------------------------------------------------------------
    End of year                           $  6,812      $  7,116      $  6,628
--------------------------------------------------------------------------------

As of February 28 or 29,                      2005          2004          2003
--------------------------------------------------------------------------------
Actuarial present value of:
    Vested benefit obligation             $  5,407      $  4,763      $  4,586
    Nonvested benefit obligation               458           670           563
--------------------------------------------------------------------------------
Accumulated benefit obligation               5,865         5,433         5,149
Effect of projected future salary
 increases                                     947         1,683         1,479
--------------------------------------------------------------------------------
Projected benefit obligation                 6,812         7,116         6,628
Unrecognized gain or (loss)                   (422)       (1,006)         (754)
Unrecognized net transition asset             (981)       (1,225)       (1,470)
Additional minimum liability                   456           548           745
--------------------------------------------------------------------------------
Accrued pension cost                      $  5,865      $  5,433      $  5,149
--------------------------------------------------------------------------------

Assumptions used in determining
 actuarial present value of benefit
 obligations:
Discount rate                                5.59%         5.85%         6.00%
Weighted average rate of compensation
 increase                                    4.00%         7.00%         7.00%
--------------------------------------------------------------------------------

The discount rate used in the Plan's measurement is based upon a weighted average of high-quality long-term investment yields during the six-month period preceding the date of measurement. The weighted average rate of compensation increase was reduced for the fiscal 2005 measurement to better reflect management's current expectations of future compensation trends.

Although the Plan is unfunded, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing benefits. The cash surrender value of these policies is approximately $1.6 million at February 28, 2005.

Annual benefit payments under this plan are expected to be approximately $0.2 million, $0.3 million, $0.5 million, $0.6 million and $0.5 million in fiscal 2006 through fiscal 2010, respectively, and approximately $2.5 million cumulatively in fiscal 2011 through fiscal 2015.

The Company's subsidiary, SMSC Japan, also maintains an unfunded retirement plan, which provides its employees and directors with separation benefits, consistent with customary practices in Japan. Benefits under this defined benefit plan are based upon length of service and compensation factors. Based upon valuations of the Plan performed as of February 28, 2005, and February 29, 2004, the following table sets forth the components of the Plan's net periodic pension expense, the changes in the Plan's projected benefit obligation, the Plan's funded status and the assumptions used in determining the present value of benefit obligations (dollars in thousands):


For the years ended February 28 or 29,                     2005          2004
-------------------------------------------------------------------------------
Service cost - benefits earned during the year         $    230      $    152
Interest cost on projected benefit obligations               21            17
Net amortization and deferral                                22            21
-------------------------------------------------------------------------------
Net periodic pension expense                           $    273      $    190
-------------------------------------------------------------------------------

Projected benefit obligation:
     Beginning of year                                 $  1,088      $    810
     Service cost - benefits earned during the year         230           152
     Interest cost                                           21            17
     Benefit payments                                       (81)            -
     Other                                                 (221)          108
-------------------------------------------------------------------------------
     End of year                                       $  1,037      $  1,088
-------------------------------------------------------------------------------

As of February 28 or 29,                                   2005          2004
-------------------------------------------------------------------------------
Accumulated benefit obligation (entirely vested)       $    991      $    836
Effect of projected future salary increases                  46           253
-------------------------------------------------------------------------------
Projected benefit obligation                              1,037         1,088
Unrecognized gain or (loss)                                 271             -
Unrecognized net transition asset                          (174)         (187)
Other                                                        (8)           (9)
-------------------------------------------------------------------------------
Accrued pension cost                                   $  1,126      $    892
-------------------------------------------------------------------------------

Assumptions used in determining actuarial
 present value of benefit obligations:
Discount rate                                             1.75%         2.00%
Weighted average rate of compensation increase            2.00%         3.50%
-------------------------------------------------------------------------------

The discount rate used in the Plan's measurement is based upon an average of high-quality long-term investment yields in Japan. The weighted average rate of compensation increase was reduced for the fiscal 2005 measurement to better reflect management's current expectations of future compensation trends.

Annual benefit payments under this plan are expected to be no more than $0.1 million for the foreseeable future.


16.    COMMITMENTS AND CONTINGENCIES

Compensation
Certain executives and key employees are employed under separate agreements terminating on various dates through fiscal 2009. These agreements provide, among other things, for annual base salaries totaling $1.2 million in fiscal 2006, and $0.3 million in each of fiscal 2007 and 2008.

Leases
The Company and its subsidiaries lease certain facilities and equipment under operating leases. The facility leases generally provide for the lessee to pay taxes, maintenance, and certain other operating costs of the leased property.

At February 28, 2005, future minimum lease payments for non-cancelable lease obligations are as follows (in thousands):


                                     Minimum
                                      Lease
                                     Payments
------------------------------------------------
2006                              $      1,955
2007                                     1,336
2008                                       827
2009                                       376
2010 and thereafter                         11
------------------------------------------------

Total minimum lease payments      $      4,505
================================================

Total rent expense for all operating leases was $2.8 million, $2.6 million and $1.9 million in fiscal 2005, 2004 and 2003, respectively.

Open Purchase Orders
As of February 28, 2005, the Company had approximately $20.0 million in obligations under open purchase orders. Open purchase orders represent agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including quantities to be purchased, pricing provisions and the approximate timing of the transactions. These obligations primarily relate to future purchases of wafers from foundries, assembly and testing services and manufacturing and design equipment.

Supplier Financing
During fiscal 2005 and 2004, the Company acquired $0.9 million and $3.9 million, respectively, of software and other tools used in product design, for which the suppliers provided payment terms through fiscal 2008.

At February 28, 2005, future supplier financing obligations are as follows (in thousands):


-------------------------------------------------------
2006                                     $      1,931
2007                                              354
2008                                              173
-------------------------------------------------------

Total supplier financing obligations     $      2,458
=======================================================

The Company's Consolidated Balance Sheets include the current portion of these obligations within Accrued expenses, income taxes and other liabilities, and the long-term portion within Other liabilities.

Litigation
From time to time as a normal incidence of doing business, various claims and litigation may be asserted or commenced against the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability for damages and/or invalidate its proprietary rights. Any lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management's time and attention, and an adverse outcome of any significant matter could have a material adverse effect on the Company's consolidated results of operations or cash flows in the quarter or annual period in which one or more of these matters are resolved.

In June 2003, SMSC was named as a defendant in a patent infringement lawsuit filed by Analog Devices, Inc. (ADI) in the United States District Court for the District of Massachusetts (Analog Devices, Inc. v. Standard Microsystems Corporation, Case Number 03 CIV 11216). The Complaint, as amended, alleged that some of the Company's products infringed one or more of three of ADI's patents, and sought injunctive relief and unspecified damages. In September 2003, the Company filed an Answer in the lawsuit, denying ADI's allegations and raising affirmative defenses and counterclaims. During the fourth quarter of fiscal 2005, the Company and ADI reached a settlement of this dispute, under which both parties agreed to dismiss all claims against each other. As part of the agreement, the Company made a one-time payment of $6.0 million to ADI, and ADI granted the Company a royalty-bearing license to the patents in question. The Company does not expect royalties incurred under the license to have a material impact on future results of operations.

As of February 28, 2005, SMSC was not a party to any legal proceedings, claims, disputes or litigation that are expected to have a material adverse effect on the Company's results of operations or financial condition.


17.    INDUSTRY SEGMENT, GEOGRAPHIC, CUSTOMER AND SUPPLIER INFORMATION

Industry Segment
Although the Company had three operating segments at February 28, 2005, these segments conform to aggregation criteria set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and their operating results are therefore aggregated into one reportable operating segment - the design, development and marketing of semiconductor integrated circuits.

Geographic Information
The Company's domestic operations include its worldwide sales and revenues, exclusive of some of its sales and revenues from customers in Japan, and most of its operating expenses. The majority of the Company's sales and revenues and operating profits from customers in Japan are recorded by SMSC Japan. The Company conducts various sales and marketing operations outside of the United States through SMSC Japan, and through subsidiaries in Europe and Asia.

The Company's long-lived assets include net property and equipment, and other long-lived assets. The vast majority of the Company's net property and equipment is located in the United States.

Sales and Revenues by Geographic Region
The Company's sales by major geographic region are based upon the geographic location of the customers who purchase the Company's products. For product sales to electronic component distributors, their geographic locations may be different from the geographic locations of the end customers. The information below summarizes sales and revenues to unaffiliated customers by geographic area (in thousands):


For the years ended February 28 or 29,       2005          2004          2003
--------------------------------------------------------------------------------
  North America                         $  38,075     $  37,138     $  14,712
  Taiwan                                   94,599       106,279        82,399
  Japan, China and Other Asia Pacific      64,966        62,101        49,504
  Europe and Rest of World                 11,175        10,355         8,902
--------------------------------------------------------------------------------
                                        $ 208,815     $ 215,873     $ 155,517
--------------------------------------------------------------------------------

Significant Customers
Revenues from significant customers, as percentages of total sales and revenues, are summarized as follows:


For the years ended February 28 or 29,       2005          2004          2003
--------------------------------------------------------------------------------
Customer A                                    13%           16%           20%
Customer B                                    11%           16%           14%
Customer C                                    13%           12%           10%
Customer D                                      *           12%           12%

* Less then 10%

Significant Suppliers
The Company does not operate a wafer fabrication facility. Three independent semiconductor wafer foundries in Asia currently supply substantially all of the Company's devices in current production. In addition, substantially all of the Company's products are assembled by one of four independent subcontractors in Asia.


18.    RELATED PARTY TRANSACTIONS

During fiscal 2005, 2004 and 2003, the Company purchased $1.2 million, $0.8 million and $1.1 million of test equipment and supplies in the ordinary course of business from Delta Design, Inc., whose President and Chief Executive Officer serves on SMSC's Board of Directors.


19.    SUBSEQUENT EVENT - ACQUISITION OF OASIS SILICONSYSTEMS HOLDING AG

In March 2005, the Company announced the acquisition of 100% of the outstanding common stock of OASIS SiliconSystems Holding AG (OASIS), a leader in the development and marketing of integrated circuits that enable the networking and transport of digital audio, video, data and control information among multimedia devices within an automobile. OASIS is based in Karlsruhe, Germany and is supported by an engineering team based in Austin, Texas and several other offices worldwide. This acquisition serves to complement the Company's existing product offerings, augment its engineering workforce, and enhance its technological capabilities.

The aggregate cost of the acquisition was approximately $118.5 million, including approximately $79.5 million of cash, 2.1 million shares of SMSC common stock, valued at $35.8 million, and an estimated $3.2 million of direct acquisition costs, including legal, banking, accounting and valuation fees. The value of the SMSC common stock was determined using the stock's market value for a reasonable period before and after the date the terms of the acquisition were announced. Up to $20.0 million of additional consideration, payable in cash and SMSC common stock, may be issued to OASIS' former shareholders during fiscal 2007 upon satisfaction of certain future performance goals. Any additional consideration earned and paid will be recorded as goodwill. Included within the assets acquired from OASIS were approximately $22 million of cash and cash equivalents.

The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed, and the value of in-process research and development, at the date of acquisition. The Company is in the process of completing its review and assessment of the fair values of OASIS' tangible assets, and obtaining third-party valuations of certain intangible assets, and thus the allocation of the purchase price is subject to further refinement. The final allocation could differ significantly from the preliminary amounts presented in the following table. The estimated useful lives of finite-lived intangible assets are also still being evaluated.


     (in millions)
     -------------------------------------------------------------

     Net current assets                                  $   31.1
     Net non-current liabilities,
      including deferred income taxes                       (15.9)
     Intangible assets and goodwill                         102.4
     In-process research and development                      0.9
     -------------------------------------------------------------

     Total consideration                                 $  118.5
     =============================================================



20.    QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data. The sum of the income (loss) per share amounts may not total due to rounding.)


Quarter ended                May 31      Aug. 31      Nov. 30      Feb. 28
-----------------------------------------------------------------------------

Fiscal 2005

Product sales                 $ 50,352    $ 47,233     $ 48,026     $ 52,192
Intellectual property
 revenues                        2,701       2,924        2,729        2,658
-----------------------------------------------------------------------------
                                53,053      50,157       50,755       54,850
Gross profit                    26,668      23,897       23,272       20,912
Income (loss) from
 operations                      3,637         559         (372)      (6,918)
Net income (loss)                2,912         895          613       (2,818)
=============================================================================
Basic net income (loss)
 per share                    $   0.16    $   0.05     $   0.03     $  (0.15)
-----------------------------------------------------------------------------
   Diluted net income
   per share                  $   0.15    $   0.05     $   0.03     $  (0.15)
=============================================================================
Average shares outstanding:
  Basic net income (loss)
  per share                     18,246      18,308       18,395       18,552
  Diluted net income (loss)
  per share                     19,790      19,169       19,035       18,552
  Market price per share:
   High                       $  30.70    $  25.22     $  27.00     $  25.60
   Low                           20.76       14.44        14.15        14.94
=============================================================================

Operating results for the fourth quarter of fiscal 2005 include a $6.0 million settlement charge, a $2.7 write-off related to inventory held by one of the Company's distributors and a $1.0 million gain on the sale of real estate.



Quarter ended                May 31      Aug. 31      Nov. 30      Feb. 29
-----------------------------------------------------------------------------
Fiscal 2004

Product sales                 $ 42,488    $ 47,961     $ 52,302     $ 49,218
Intellectual property
 revenues                          233         328       20,447        2,896
-----------------------------------------------------------------------------
                                42,721      48,289       72,749       52,114
Gross profit                    20,662      21,506       42,399       25,070
Income from operations           3,132       1,944       20,268        3,465
Income from continuing
 operations                      1,883       1,506       14,787        3,366
Gain (loss) from
 discontinued operations          (164)        (26)          (3)         169
Net income                       1,719       1,480       14,784        3,535
Gain on redemption of preferred
 stock of subsidiary                 -           -            -        6,685
Net income applicable to common
 shareholders                    1,719       1,480       14,784       10,220
=============================================================================
Basic net income per share:
  Income from continuing
  operations                  $   0.11    $   0.09     $   0.84     $   0.19
  Gain (loss) from
  discontinued operations        (0.01)          -            -         0.01
-----------------------------------------------------------------------------
  Basic net income per share      0.10        0.09         0.84         0.20
  Gain on redemption of
  preferred stock of
  subsidiary                         -           -            -         0.37
-----------------------------------------------------------------------------
  Basic net income per share
  applicable to common
  shareholders                $   0.10    $   0.09     $   0.84     $   0.57
=============================================================================
Diluted net income per share:
   Income from continuing
   operations                 $   0.11    $   0.08     $   0.77     $   0.17
   Gain (loss) from
   discontinued operations       (0.01)          -            -         0.01
-----------------------------------------------------------------------------
   Diluted net income
   per share                      0.10        0.08         0.77         0.18
   Gain on redemption
   of preferred stock of
   subsidiary                        -           -            -         0.34
-----------------------------------------------------------------------------
   Diluted net income per
   share applicable to
   common shareholders        $   0.10    $   0.08     $   0.77     $   0.51
=============================================================================
Average shares outstanding:
    Basic net income
    per share                   16,793      16,863       17,577       18,007
    Diluted net income
    per share                   17,331      17,722       19,242       19,887
    Market price per share:
        High                  $  16.00    $  21.50     $  31.65     $  36.56
        Low                      11.71       13.50        19.46        23.70
=============================================================================

Operating results for the third and fourth quarters of fiscal 2004 include $20.0 million and $2.5 million, respectively, of special intellectual property revenues.

Schedule II  -  Valuation and Qualifying Accounts

For the Three Years Ended February 28, 2005
(In thousands)



                                  Balance at    Charged to    Charged to                               Balance
                                  Beginning     Costs and       Other                                 at End of
                                  of Period      Expenses      Accounts            Deductions          Period
----------------------------------------------------------------------------------------------------------------
Year Ended February 28, 2005

Allowance for Doubtful Accounts      $   446        $   ---       $    (8)  (a)      $   ----            $   438
Reserve for Product Returns          $    65        $   521       $   ----           $  (428)  (b)       $   158

Year Ended February 29, 2004

Allowance for Doubtful Accounts      $   460        $    13       $   ----           $   (27)            $   446
Reserve for Product Returns          $   200        $   113       $   ----           $  (248)  (b)       $    65

Year Ended February 28, 2003

Allowance for Doubtful Accounts      $   450        $    10       $   ----           $   ----            $   460
Reserve for Product Returns          $   438        $   208       $   ----           $  (446)  (b)       $   200



(a) Represents adjustment of reserve balance based upon evaluation of accounts receivable collectibility.
(b)  Represents returns of product from customers.