Form 10-Q
period 2005-05-31
STANDARD MICROSYSTEMS CORP
filed 2005-07-11
CIK 93384

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

                   For the quarterly period ended May 31, 2005

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

As of May 31, 2005, there were 20,739,000 shares of the registrant's common stock outstanding.

                        Standard Microsystems Corporation

                                    Form 10-Q
                       For the Quarter Ended May 31, 2005

                               Table of Contents
                               -----------------



Part I    Financial Information

Item 1    Financial Statements (unaudited):
          Condensed Consolidated Balance Sheets as of May 31, 2005 and February 28, 2005
          Condensed Consolidated Statements of Operations for the Three-Month Periods Ended May 31, 2005 and 2004
          Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended May 31, 2005 and 2004
          Notes to Condensed Consolidated Financial Statements
Item 2    Management's   Discussion  and  Analysis  of Financial  Condition  and
          Results of Operations
Item 3    Quantitative and Qualitative Disclosures About Market Risk
Item 4    Controls and Procedures

Part II   Other Information

Item 1    Legal Proceedings
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
Item 3    Defaults Upon Senior Securities
Item 4    Submission of Matters to a Vote of Security Holders
Item 5    Other Information
Item 6    Exhibits

Signature

PART I - FINANCIAL INFORMATION


ITEM 1.   Financial Statements

               STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (in thousands)



                                              May 31,          February 28,
                                               2005                2005
                                           ------------       --------------
Assets
Current assets:
 Cash and cash equivalents                 $     19,674       $     116,126
 Short-term investments                         101,279              56,519
 Accounts receivable, net                        29,881              23,788
 Inventories                                     42,303              33,310
 Deferred income taxes                           16,252              17,701
 Other current assets                             5,753               4,295
----------------------------------------------------------------------------

   Total current assets                         215,142             251,739
----------------------------------------------------------------------------

Property, plant and equipment, net               25,959              22,630
Goodwill                                         78,912              29,435
Intangible assets, net                           49,671               3,584
Deferred income taxes                             7,728               7,163
Other assets                                      3,549               4,708
----------------------------------------------------------------------------

                                           $    380,961       $     319,259
============================================================================

Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                          $     21,097       $      15,995
 Deferred income on shipments to
 distributors                                    11,126               7,689
 Accrued expenses, income taxes
 and other liabilities                           17,772              13,400
----------------------------------------------------------------------------

   Total current liabilities                     49,995              37,084
----------------------------------------------------------------------------

Deferred income taxes                            16,658                 -
Other liabilities                                12,215              12,326

Shareholders' equity:
 Preferred stock                                    -                   -
 Common stock                                     2,273               2,053
 Additional paid-in capital                     225,515             187,854
 Retained earnings                              103,639             100,612
 Treasury stock, at cost                        (25,961)            (23,799)
 Deferred stock-based compensation               (3,642)             (1,925)
 Accumulated other comprehensive income             269               5,054
----------------------------------------------------------------------------

   Total shareholders' equity                   302,093             269,849
----------------------------------------------------------------------------

                                           $    380,961       $     319,259
============================================================================

See Notes to Condensed Consolidated Financial Statements.

              STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (In thousands, except per share amounts)



                                                        Three Months Ended
                                                              May 31,
                                                 -------------------------------
                                                      2005              2004
                                                 ------------       ------------

Revenues                                        $     68,807       $     53,053

Costs and expenses:
  Cost of goods sold                                  36,492             26,385
  Research and development                            12,966             10,862
  Selling, general and administrative                 13,591             11,852
  Amortization of intangible assets                    1,153                317
  In-process research and development                    895                -
--------------------------------------------------------------------------------

Income from operations                                 3,710              3,637

Interest income                                          723                466
Other expense, net                                       (47)               (32)
--------------------------------------------------------------------------------

Income before provision for income taxes               4,386              4,071

Provision for income taxes                             1,359              1,159
--------------------------------------------------------------------------------

Net income                                      $      3,027       $      2,912
================================================================================


Basic net income per share:                     $       0.15       $       0.16
================================================================================

Diluted net income per share:                   $       0.15       $       0.15
================================================================================

Weighted average common shares outstanding:
  Basic                                               20,066             18,246
  Diluted                                             20,476             19,790


See Notes to Condensed Consolidated Financial Statements.

               STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                     Three Months Ended
                                                           May 31,
                                              ----------------------------------
                                                   2005               2004
                                              --------------     ---------------

Cash flows from operating activities:
 Cash received from customers and licensees   $      73,735      $       50,938
 Cash paid to suppliers and employees               (57,941)            (52,240)
 Interest received                                      588                 421
 Interest paid                                          (21)                (39)
 Income taxes paid                                   (1,181)                (44)
--------------------------------------------------------------------------------

  Net cash provided by (used for) operating
  activities                                         15,180                (964)
--------------------------------------------------------------------------------

Cash flows from investing activities:
 Capital expenditures                                (3,162)             (2,902)
 Acquisition of Oasis SiliconSystems Holding
 AG, net of cash acquired                           (60,349)                -
 Sales of long-term investments                         -                 4,000
 Purchases of short-term investments               (179,886)           (134,016)
 Sales of short-term investments                    135,172             132,238
 Other                                                   21                   5
--------------------------------------------------------------------------------

  Net cash used for investing activities           (108,204)               (675)
--------------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from issuance of common stock                  21                 210
 Purchases of treasury stock                         (2,162)                -
 Repayments of obligations under capital
 leases and notes payable                              (659)               (506)
--------------------------------------------------------------------------------

  Net cash used for financing activities             (2,800)               (296)
--------------------------------------------------------------------------------

Effect of foreign exchange rate changes
on cash and cash equivalents                           (628)                (25)
--------------------------------------------------------------------------------

Net decrease in cash and cash equivalents           (96,452)             (1,960)

Cash and cash equivalents at beginning of
period                                              116,126              14,050
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period    $      19,674      $       12,090
================================================================================

Reconciliation of net income to
net cash provided by (used for) operating activities:

Net income                                    $       3,027      $        2,912
Adjustments to reconcile net income to
net cash provided by (used for) operating
activities:
 Depreciation and amortization                        3,893               2,756
 In-process research and development charge             895                 -
 Stock-based compensation                               232                 212
 Other adjustments, net                                   9                  44
 Changes in operating assets and liabilities,
 net of business acquisition impact:
   Accounts receivable                                 (732)             (7,960)
   Inventories                                        3,221                 (48)
   Accounts payable, deferred income, accrued
   expenses and other liabilities                     4,336                 425
   Current and deferred income taxes                    174               1,067
   Other changes, net                                   125                (372)
--------------------------------------------------------------------------------

Net cash provided by (used for) operating
activities                                    $      15,180      $         (964)
================================================================================

See Notes to Condensed Consolidated Financial Statements.

                STANDARD MICROSYSTEMS CORPORATIONAND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial information of Standard Microsystems Corporation and subsidiaries, referred to herein as "SMSC" or "the Company," has been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (SEC), and reflects all adjustments, consisting only of normal recurring adjustments, which in management's opinion are necessary to state fairly the Company's financial position, results of operations and cash flows for all periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of sales and revenues and expenses during the reporting period. Actual results may differ from those estimates, and such differences may be material to the financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended February 28, 2005 included in the Company's annual report on Form 10-K, as filed on May 16, 2005 with the SEC. The results of operations for the three-month period ended May 31, 2005 are not necessarily indicative of the results to be expected for any future periods.


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

For purposes of the pro forma disclosures required by SFAS No. 123, the estimated fair market value of the Company's options is amortized as an expense over the options' vesting periods. The fair value of each option grant, as defined by SFAS No. 123, is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, that significantly differ from the Company's stock option awards. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

Had compensation expense been recorded under the provisions of SFAS No. 123, the Company's net income and net income per share would have been the pro forma amounts indicated below (in thousands, except per share data):


                                                      Three Months Ended
                                                            May 31,
                                                ------------------------------
                                                      2005           2004
------------------------------------------------------------------------------

Net income - as reported                           $   3,027      $   2,912
Stock-based compensation expense
included in net income, net of taxes -
as reported                                              145            141
Stock-based compensation expense
determined using the fair
value method for all awards, net of taxes             (2,315)        (2,421)
------------------------------------------------------------------------------
Net income - pro forma                             $     857      $     632
==============================================================================

Basic net income per share - as reported           $    0.15      $    0.16
==============================================================================
Diluted net income per share - as reported         $    0.15      $    0.15
==============================================================================
Basic net income per share - pro forma             $    0.04      $    0.03
==============================================================================
Diluted net income per share - pro forma           $    0.04      $    0.03
==============================================================================


3.   Acquisition of OASIS SiliconSystems Holding AG

On March 30, 2005, SMSC announced the completion that day of its acquisition of OASIS SiliconSystems Holding AG (OASIS). Based in Karlsruhe, Germany, OASIS is engaged in the development and marketing of integrated circuits that enable networking of multimedia devices for automotive infotainment applications.

The transaction was accounted for as a purchase under accounting principles generally accepted in the United States of America, whereby the purchase price for OASIS has been allocated to the net tangible and intangible assets acquired, based upon their fair values as of March 30, 2005, and the results of OASIS' operations subsequent to March 30, 2005 have been included in the Company's consolidated results of operations.

SMSC acquired all of OASIS' outstanding capital stock in exchange for aggregate consideration of $118.7 million, including approximately 2.1 million shares of SMSC common stock valued for accounting purposes at $35.8 million, $79.5 million of cash, and approximately $3.4 million of direct acquisition costs, including legal, banking, accounting and valuation fees. The tangible assets of OASIS at March 30, 2005 included approximately $22.4 million of cash and cash equivalents, resulting in a net cash outlay of approximately $60.5 million. SMSC's existing cash balances were the source of the cash used in the transaction. For accounting purposes, the value of the SMSC common stock was determined using the average of the stock's market value for two days before and after the date the terms of the acquisition were announced. Under the terms of the Share Purchase Agreement, approximately 1.2 million of the shares and $1.8 million of the cash issued to the former shareholders of OASIS is being held in an escrow account as security for certain indemnity obligations of OASIS' former shareholders. Up to $20.0 million of additional consideration, payable in cash and SMSC common stock, may be issued to OASIS' former shareholders during fiscal 2007 upon satisfaction of certain future performance goals. Any additional consideration earned and paid will be recorded as goodwill.

The following table summarizes the components of the purchase price (in millions):

Cash                                        $         79.5
SMSC common stock issued                              35.8
Transaction costs                                      3.4
-----------------------------------------------------------

                                            $        118.7
===========================================================


The following table summarizes the allocation of the purchase price (in millions):

  Cash and cash equivalents                 $         22.4
  Accounts receivable                                  5.8
  Inventory                                           12.9
  Other current assets                                 0.5
  Identifiable intangible assets:
     Purchased technology                             32.4
     Customer relationships                           10.5
     Trademark                                         5.4
     Other                                             0.6
  Property and equipment                               2.7
  Goodwill                                            51.9
  Deferred income tax benefits                         0.6
  Accounts payable                                    (1.7)
  Accrued expenses and income taxes                   (6.9)
  Deferred income tax liabilities                    (19.3)
  In-process research and development                  0.9
-----------------------------------------------------------

                                            $        118.7
===========================================================


The majority of OASIS' net assets, including goodwill and identifiable intangible assets, is located in Europe, and the functional currency of OASIS' operations in Europe is the euro. Accordingly, these euro-denominated net assets are translated into U.S. dollars at period-end exchange rates and gains or losses arising from translation are included as a component of Accumulated other comprehensive income within Shareholders' equity.

In accordance with the provisions of SFAS No. 141, OASIS' finished goods inventory has been valued at estimated selling prices less the costs of disposal and a reasonable profit allowance for the related selling effort; work-in-process inventory has been valued at estimated selling prices of the finished goods less costs to complete, costs of disposal, and a reasonable profit allowance for the completing and selling efforts; and raw materials have been valued at current replacement costs. These values initially exceed OASIS' historical inventory cost by approximately $1.7 million. This value was included within the $12.9 million of fair value assigned to OASIS' inventory at March 30, 2005, and is being recorded as a component of cost of goods sold as the underlying inventory is sold, $0.6 million of which was recognized during the quarter ended May 31, 2005.

The estimated fair value attributed to purchased technology was determined based upon a discounted forecast of the estimated net future cash flows to be generated from the technologies, using a discount rate of 25%. The estimated fair value of purchased technology is being amortized over a period of 8 years on a straight-line basis, which approximates the pattern in which the economic benefits of the technology are expected to be realized.

The estimated fair value attributed to customer relationships was determined based on a discounted forecast of the estimated net future cash flows to be generated from the relationships, discounted at a rate of 23%. The estimated fair value of the customer relationships is being amortized over a period of 8 years on a straight-line basis, which approximates the pattern in which the economic benefits of the customer relationships are expected to be realized.

OASIS owns certain trademarks related to its automotive infotainment technology. The estimated fair value attributed to these trademarks was determined by calculating the present value of the royalty savings related to the trademarks using an assumed royalty rate of 1.5% and a discount rate of 23%. These trademarks have indefinite lives and are therefore not being amortized. They will be subject to an impairment test on an annual basis, or when an event or circumstance occurs indicating a possible impairment in value.

Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets. This acquisition significantly expands SMSC's presence in the automotive infotainment market, and is also providing opportunities for expanded presence in other market segments, including consumer networking. It also added an assembled workforce of about 150 employees into SMSC's operations. These factors contributed to recognition of goodwill in the purchase price. In accordance with SFAS No. 142, goodwill is not amortized but will be tested for impairment at least annually.

The $0.9 million allocated to in-process research and development represents the fair value of purchased in-process technology for research projects that, as of the March 30, 2005 closing date of the acquisition, had not reached technological feasibility and had no alternative future uses. This value was based upon discounted cash flows attributable to the projects using a discount rate of 28%, the estimated time to complete the projects and the levels of risks involved. These projects are primarily focused on deployment of certain technology into consumer applications. The $0.9 million estimated fair value of in-process research and development is reflected within Costs and expenses for the quarter ended May 31, 2005.

The following unaudited pro forma financial information presents the combined operating results of SMSC and OASIS as if the acquisition had occurred as of the beginning of each period presented. Pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results. Pro forma financial information for the three-month periods ended May 31, 2005 and 2004 is as follows (in millions, except per share data):

                                              Three Months Ended
                                                   May 31,
                                         -----------------------------
                                               2005          2004
----------------------------------------------------------------------

Revenues                                      $ 73.0        $ 65.0
Net income                                    $  2.5        $  1.8
Basic net income per share                    $ 0.13        $ 0.09
Diluted net income per share                  $ 0.12        $ 0.08


4.   Short-Term Investments

Short-term investments consist of investments in obligations with maturities of between three and twelve months, at acquisition, and investments in auction rate securities. All of these investments are classified as available-for-sale. The costs of these short-term investments approximate their market values as of February 28, 2005 and May 31, 2005.

The Company invests excess cash in a variety of marketable securities, including auction rate securities. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold, which creates a highly liquid market for these securities. The Company's intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to provide liquidity as necessary. The Company's investment in these securities provides higher yields than money market and other cash equivalent investments. For all periods through November 30, 2004, the Company classified auction rate securities as cash equivalents, reflecting their highly liquid nature. Effective at February 28, 2005, auction rate securities are being classified as short-term investments on the Company's consolidated balance sheet for all dates presented, reflecting recently converging interpretations of the accounting treatment for these securities. In addition, consistent with this change in classification, all purchases and sales of auction rate securities are reflected in the investing activities section of the Company's Consolidated Statements of Cash Flows for all periods presented. The Company does not consider this change in classification to be material to its financial condition or cash flows. In addition, it has no effect on the Company's total current assets, working capital, total assets, or operating cash flows, and the change in classification in no way revises or restates the Company's Consolidated Statements of Operations. For purposes of the Condensed Consolidated Statement of Cash Flows for the three months ended May 31, 2004, auction rate and other securities at May 31, 2004 were changed in classification as follows (in thousands):


                                            Cash and Cash         Short-Term
                                             Equivalents         Investments
-----------------------------------------------------------------------------
 As previously classified                  $    130,855         $     27,260
 Change in classification - auction
 rate securities                               (118,505)             118,505
 Change in classification - other
 securities                                        (260)                 260
-----------------------------------------------------------------------------

 As currently classified                   $     12,090         $    146,025
=============================================================================


For the three-month period ended May 31, 2004, $2.3 million of net cash provided by investing activities, related to activity in auction rate securities, was previously included in the decrease in cash and cash equivalents in the Consolidated Statements of Cash Flows.


5.   Balance Sheet Data

Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

                                           May 31, 2005         Feb. 28, 2005
-------------------------------------------------------------------------------

Raw materials                             $        1,667       $       1,143
Work in process                                   21,088              16,626
Finished goods                                    19,548              15,541
-------------------------------------------------------------------------------

                                          $       42,303       $      33,310
===============================================================================

Property, plant and equipment consist of the following (in thousands):

                                           May 31, 2005         Feb. 28, 2005
-------------------------------------------------------------------------------

Land                                      $          578       $         578
Buildings and improvements                        12,236              12,064
Machinery and equipment                           71,381              68,190
Construction in progress                           4,232               1,601
-------------------------------------------------------------------------------
                                                  88,427              82,433
Less: accumulated depreciation                    62,468              59,803
-------------------------------------------------------------------------------

                                          $       25,959       $      22,630
===============================================================================


6.   Net Income Per Share

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

The shares used in calculating basic and diluted net income per share for the Condensed Consolidated Statements of Operations included within this report are reconciled as follows (in thousands):

                                                         Three Months Ended
                                                               May 31,
                                                         2005          2004
                                                     -------------------------

Average shares outstanding for
 basic net income per share                              20,066       18,246
Dilutive effect of stock options
 and unvested restricted stock awards                       410        1,544
------------------------------------------------------------------------------

Average shares outstanding for
 diluted net income per share                            20,476       19,790
==============================================================================

Options covering 3.1 million and 0.2 million shares for the three-month periods ended May 31, 2005 and 2004, respectively, were excluded from the computation of average shares outstanding for diluted net income per share because their effect was antidilutive.


7.   Comprehensive Income

The Company's other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on equity investments classified as available-for-sale. The components of the Company's comprehensive income for the three-month periods ended May 31, 2005 and 2004 were as follows (in thousands):

                                                          Three Months Ended
                                                               May 31,
                                                          2005          2004
                                                     ---------------------------

Net income                                               $  3,027      $  2,912
Other comprehensive income (loss):
Change in foreign currency translation adjustments         (4,819)          (53)
Change in unrealized gain (loss) on marketable
 equity securities, net of taxes                               34            (4)
--------------------------------------------------------------------------------

Total comprehensive income (loss)                        $ (1,758)     $  2,855
================================================================================


8.   Business Restructuring

In December 2001, the Company announced a restructuring plan for its exit from the PC chipset business.

The Company's reserve related to this restructuring declined from $0.5 million at February 28, 2005 to $0.4 million at May 31, 2005, reflecting payments against previously reserved non-cancelable lease obligations, which will continue through their respective lease terms through August 2008.


9.   Goodwill and Intangible Assets

The Company's March 2005 acquisition of OASIS included the acquisition of $42.9 million of finite-lived intangible assets, an indefinite-lived trademark of $5.4 million, and goodwill of $51.9 million. The June 2002 acquisition of Tucson, Arizona-based Gain Technology Corporation included the acquisition of $7.1 million of finite-lived intangible assets and $29.4 million of goodwill, after adjustments.

All finite-lived intangible assets are being amortized on a straight-line basis, which approximates the pattern in which the estimated economic benefits of the assets are realized, over their estimated useful lives. Existing technologies have been assigned estimated useful lives of between six and eight years, with a weighted-average useful life of approximately eight years. Customer relationships and contracts have been assigned useful lives of between one and ten years, with a weighted-average useful life of approximately eight years.

Intangible assets that are denominated in a functional currency other than the U.S. dollar have been translated into U.S. dollars using the exchange rate in effect on the reporting date. As of May 31, 2005 and February 28, 2005, the
Company's identifiable intangible assets consisted of the following (in thousands):

                                May 31, 2005                 February 28, 2005
--------------------------------------------------------------------------------
                                      Accumulated                  Accumulated
                           Cost      Amortization         Cost     Amortization
--------------------------------------------------------------------------------

Purchased technologies   $ 37,759       $   3,747       $  6,179       $   2,832

Customer relationships
 and contracts             10,330             306            326              89
--------------------------------------------------------------------------------
  Total - finite-lived
   intangible assets       48,089           4,053          6,505           2,921
--------------------------------------------------------------------------------
Trademark and other         5,635             -              -               -
--------------------------------------------------------------------------------

                         $ 53,724       $   4,053       $  6,505       $   2,921
================================================================================

Total amortization expense recorded for finite-lived intangible assets was $1.1 million and $0.3 million for the three-month periods ended May 31, 2005 and 2004, respectively.

Estimated future finite-lived intangible asset amortization expense for the remainder of fiscal 2006 and thereafter is as follows (in thousands):


Period                                      Amount
---------------------------------------------------

Remainder of fiscal 2006                  $  5,128
Fiscal 2007                                  6,261
Fiscal 2008                                  6,261
Fiscal 2009                                  5,488
Fiscal 2010                                  5,231
Fiscal 2011 and thereafter                  15,667
===================================================


10.  Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan to provide senior management with retirement, disability and death benefits. The Company's subsidiary, SMSC Japan, also maintains an unfunded retirement plan, which provides its employees and directors with separation benefits, consistent with customary practices in Japan. Benefits under these defined benefit plans are based upon various service and compensation factors. The following table sets forth the components of the consolidated net periodic pension expense for the three-month periods ended May 31, 2005 and 2004, respectively (in thousands):


                                                        Three Months Ended
                                                             May 31,
                                                    -------------------------
                                                       2005            2004
-----------------------------------------------------------------------------

 Service cost - benefits earned                      $   86          $   72
 Interest cost on projected benefit obligations          98             106
 Net amortization and deferral                           67              72
-----------------------------------------------------------------------------

 Net periodic pension expense                        $  251          $  250
=============================================================================

Additionally, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing benefits under the Supplemental Executive Retirement Plan.


11.  Common Stock Repurchase Program

The Company maintains a common stock repurchase program, as approved by its Board of Directors, which authorizes the Company to repurchase up to three million shares of its common stock on the open market or in private transactions. Under this program, the Company repurchased approximately 150,000 shares of its common stock at a cost of $2.2 million during the first quarter of fiscal 2006. No shares were repurchased during the first quarter of fiscal 2005. The Company currently holds repurchased shares as treasury stock. As of May 31, 2005, the Company has repurchased a total of approximately 2.0 million shares of its common stock, at a cost of $26.0 million, under this program.


12.  Industry Segment Information

The Company's operating segments conform to aggregation criteria set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and their operating results are therefore aggregated into one reportable operating segment - the design, development and marketing of semiconductor integrated circuits.


13.  Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), "Share-Based Payment." The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted the option of continuing to apply the guidance in APB Opinion 25, provided that the footnotes to the consolidated financial statements disclosed pro forma net income and net income per share, as if the preferable fair-value-based method had been applied. SFAS No. 123R requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 123R and believes that the adoption of this statement could have a material impact on its consolidated financial position and results of operations.

In  December  2004,  the FASB issued SFAS No.  153,  "Exchanges  of  Nonmonetary
Assets," an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. companies, provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance on the impact of the repatriation provision on a company's income tax expense and deferred tax liability. The Company is currently studying the impact of the one-time favorable foreign dividend provision and intends to complete the analysis by the end of fiscal 2006. Accordingly, the Company has not recorded any adjustments to its income tax expense or deferred income taxes to reflect the tax impact of any repatriation of non-U.S. earnings it may make.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." Interpretation No. 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not expect the adoption of Interpretation No. 47 to have a material impact on its consolidated financial position, results of operations and cash flows.



ITEM 2.   Management's  Discussion   and Analysis  of  Financial  Conditions and
          Results of Operations

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


Overview
--------

Description of Business

Many of the world's global technology companies rely upon SMSC as a go-to resource for semiconductor system solutions that span analog, digital and mixed-signal technologies. Leveraging intellectual property, integration expertise and a comprehensive global infrastructure, SMSC solves design challenges and delivers performance, space, cost and time-to-market advantages to its customers. SMSC's application focus targets key vertical markets including mobile and desktop PCs, consumer electronics, automotive infotainment and industrial applications. The Company has developed leadership positions in its select markets by providing application specific solutions such as mixed-signal PC system controllers, non-PCI Ethernet, ARCNET, MOST, Hi-Speed USB and other high-speed serial communications.

SMSC is headquartered in Hauppauge, New York with operations in North America, Taiwan, Japan, Korea, China and Europe. Engineering design centers are located in Arizona, New York, Texas and Karlsruhe, Germany. Additional information is available at www.smsc.com.


Key Indicators

Management measures the condition and performance of the Company's business in numerous ways. Among the key quantitative indicators generally used in this regard are bookings, sales and revenues, gross profit and operating expenses relative to revenues. The Company also carefully monitors the progress of its product development efforts.


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

o  Revenue  recognition
o  Inventory valuation
o  Determination of the allowance for doubtful accounts receivable
o  Valuation of long-lived assets
o  Accounting for deferred income taxes
o  Legal contingencies

Further information regarding these policies appears within the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the fiscal year ended February 28, 2005 filed with the SEC on May 16, 2005. During the three-month period ended May 31, 2005, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.


Business Acquisition
--------------------

On March 30, 2005, SMSC announced the completion that day of its acquisition of OASIS SiliconSystems Holding AG (OASIS). Based in Karlsruhe, Germany, OASIS is engaged in the development and marketing of integrated circuits that enable networking of multimedia devices for automotive infotainment applications. OASIS is a leading provider of Media Oriented Systems Transport (MOST(R)) technology, which enables the seamless transport of digital audio, video, and packet-based data, along with control information, within automobiles.

SMSC acquired all of OASIS' outstanding capital stock in exchange for aggregate consideration of $118.7 million, including approximately 2.1 million shares of SMSC common stock valued for accounting purposes at $35.8 million, $79.5 million of cash, and approximately $3.4 million of direct acquisition costs, including legal, banking, accounting and valuation fees. The tangible assets of OASIS at March 30, 2005 included approximately $22.4 million of cash and cash equivalents, resulting in a net cash outlay of approximately $60.5 million. SMSC's existing cash balances were the source of the cash used in the transaction.

The results of OASIS' operations subsequent to March 30, 2005 have been included in the Company's consolidated results of operations.

Up to $20.0 million of additional consideration, payable in cash and SMSC common stock, may be issued to OASIS' former shareholders during fiscal 2007 upon satisfaction of certain future performance goals.


Results of Operations
---------------------

Revenues

Effective in fiscal 2006, SMSC is tracking revenues shipped into three vertical markets. For the first quarter of fiscal 2006, total revenues included approximately 53%, or $36.4 million, from mobile and desktop PCs; 28%, or $19.2 million, from consumer electronics & infotainment; and 19%, or $13.2 million, from industrial and other sources. It was not practicable to develop revenue data for shipments into these three vertical markets for the three months ended May 31, 2004. Therefore, the following year-over-year comparisons are structured based on our historical discussion of PC I/O and non-PC I/O revenues.

Revenues for the three months ended May 31, 2005 were $68.8 million, compared to revenues of $53.1 million for the year earlier period, an increase of approximately 30%. Included in the current quarter's revenues are $9.3 million of revenues associated with the acquisition of OASIS. These revenues reflect shipments subsequent to March 30, 2005, representing approximately two months of activity, in the current quarter.

The Company achieved growth in revenues from both PC I/O and non-PC I/O products (exclusive of OASIS revenues) in the current-year quarter, compared to the prior-year quarter, with increases of approximately 11% and 16%, respectively. The increase in PC I/O revenues was driven by a 31% increase in revenues from mobile I/O products, reflecting strong market demand in mobile computing applications, partially offset by a 6% decline in revenues from desktop I/O products. The increase in non-PC I/O revenues was the result of growth in the Company's connectivity and environmental monitoring and control (EMC) product lines, both of which benefited from broader product offerings in the current-year quarter. Revenues from networking products remained level in the current-year quarter, compared to the prior-year quarter.

The Company's revenues for the three-month periods ended May 31, 2005 and 2004 are summarized in the following table (in millions):

                                                  Three Months Ended
                                                         May 31,
                                                   2005         2004
----------------------------------------------------------------------

PC I/O products                                  $  33.4      $  30.2
Non-PC I/O products *                               23.5         20.2
AIS products and services                            9.3         -
I.P revenues and other                               2.6          2.7
----------------------------------------------------------------------

                                                 $  68.8      $  53.1
======================================================================

*  Includes networking, connectivity, EMC products and other non-PC I/O products

Revenues from customers outside of North America accounted for approximately 85% and 83% of the Company's consolidated revenues for the three-month periods ended May 31, 2005 and 2004, respectively. While the largest portion of the Company's revenues continues to be derived from the Asia region, the acquisition of OASIS has significantly increased the Company's revenues in Europe. The Company's revenues in Europe, including the impact of OASIS, were about $9.5 million in the current-year quarter, compared to just under $3 million in the prior-year quarter. The Company expects that international shipments, particularly to the Asia region, will continue to represent a significant portion of its revenues.

Cost of Goods Sold

Cost of goods sold for the quarter ended May 31, 2005 was $36.5 million, which resulted in a gross profit at 47.0% of revenues, compared to $26.4 million, and gross profit at 50.3% of revenues, for the three months ended May 31, 2004. For purposes of this discussion, gross profit is defined as revenues minus cost of goods sold, before amortization of intangibles. The decline in gross profit percentage in the current-year period, compared to the prior-year period, results from a combination of (1) a lower gross profit percentage realized on desktop I/O products, driven by higher unit costs and lower average selling prices on certain devices; (2) a $0.6 million charge associated with sales of inventory that was acquired from OASIS and valued in the acquisition above its historical cost; and (3) a higher proportion of intellectual property revenues in the prior-year quarter. The higher unit costs reflect the impact of higher wafer costs on inventory built in the latter part of fiscal 2005 and sold during the first quarter of fiscal 2006.

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

R&D expenses were $13.0 million, or approximately 19% of revenues, for the three months ended May 31, 2005, compared to $10.9 million, or approximately 20% of revenues, for the three months ended May 31, 2004. The increase in the current year's three-month period, compared to the prior year's three-month period, is primarily due to the addition of R&D expenses associated with the operations of OASIS, which impacted two months of the current quarter's operating results. OASIS' staff includes approximately 90 engineers and technicians. The remainder of the increase resulted from higher depreciation expenses associated with investments in advanced semiconductor design tools and higher device prototype expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $13.6 million, or approximately 20% of revenues, for the quarter ended May 31, 2005, compared to $11.9 million, or approximately 22% of revenues, for the quarter ended May 31, 2004. The increase in the current year's first quarter, compared to the prior year's first quarter, is primarily due to the addition of expenses associated with the operations of OASIS, with the remainder of the increase primarily reflecting higher direct selling expenses, including sales commissions associated with the higher current quarter revenues.

Amortization of Intangible Assets

For the three-month period ended May 31, 2005, the Company recorded $0.9 million of amortization expenses for finite-lived intangible assets acquired in the OASIS transaction, as well as $0.3 million of amortization for finite-lived intangible assets associated with the acquisition of Gain Technology Corporation
(Gain) during fiscal 2003. Amortization expense of $0.3 million for the Gain intangible assets was recorded in the prior-year's first quarter.

In-Process Research and Development

The $0.9 million in-process research and development expense recorded in the first quarter of fiscal 2006 represents the fair value of in-process technology for OASIS research projects that, as of the March 30, 2005 closing date of the OASIS acquisition, had not reached technological feasibility and had no alternative future uses. These projects are primarily focused on deployment of certain technology into consumer applications. The estimated fair value of this in-process research and development was recorded as an expense in the quarter ended May 31, 2005.

Other Income and Expense

The increase in interest income, from $0.5 million in the three-month period ended May 31, 2004, to $0.7 million in the three-month period ended May 31, 2005, primarily reflects the impact of higher average interest rates, partially offset by a lower average level of investments, during the current-year period.

Provision For Income Taxes

The Company's effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses, and the impact of tax-exempt income and various income tax credits.

The Company's $1.4 million provision for income taxes for the three-month period ended May 31, 2005 reflects an expected fiscal 2006 effective tax rate of approximately 31%. The provision for income taxes for the first quarter of the prior fiscal year was $1.2 million, which resulted in an effective income tax rate of approximately 28%. The higher projected effective tax rate for fiscal 2006, compared to the effective tax rate for the first quarter of fiscal 2005, reflects the lower proportionate effective tax rate impact of income tax credits and tax-exempt interest income which results from a higher current-year pre-tax income expectation.


Liquidity and Capital Resources
-------------------------------

The Company currently finances its operations through a combination of existing resources and cash generated by operations.

The Company's cash, cash equivalents and liquid investments were $121.0 million at May 31, 2005, compared to $172.6 million at February 28, 2005, a decrease of $51.6 million.

Operating activities generated $15.2 million of cash during the first three months of fiscal 2006, compared to a consumption of $1.0 million during the first three months of fiscal 2005. Operating cash flows during the current-year period reflect a decrease in inventories (excluding the impact of the OASIS acquisition), and an increase in accrued liabilities, while the prior year's operating cash flows were burdened by an $8.0 million increase in accounts receivable. The current-year period's operating activities include $5.0 million of non-cash charges, including depreciation, amortization, in-process research and development and stock-based compensation, compared to $3.0 million in the prior-year period.

Investing activities consumed $108.2 million of cash during the first quarter of fiscal 2006, due principally to $60.3 million used for the acquisition of OASIS, a net increase of $44.7 million in short-term investments, and $3.2 million of capital expenditures. The $60.3 million of cash used for the acquisition of OASIS includes $79.5 million of cash paid to the former OASIS shareholders as part of the transaction's consideration, $3.4 million of transaction costs ($0.2 million of which were paid prior to the current-year quarter), partially offset by $22.4 million of cash acquired from OASIS. Investing activities consumed $0.7 million of cash during the first quarter of fiscal 2005, due principally to $2.9 million of capital expenditures, partially offset by a net increase of $2.2 million in short-term and long-term investments.

Net cash of $2.8 million used for financing activities during the first quarter of fiscal 2006 included $2.2 million of treasury stock purchases and $0.7 million of debt repayments. Financing activities consumed $0.3 million of cash during the first quarter of fiscal 2005, including $0.5 million of debt repayments, partially offset by $0.2 million of proceeds from exercises of stock options.

The Company's inventories were $42.3 million at May 31, 2005, compared to $33.3 million at February 28, 2005. This increase includes $11.5 million of OASIS product inventories at May 31, 2005, partially offset by a net decline in PC I/O, networking and connectivity device inventories.

Accounts receivable increased from $23.8 million at February 28, 2005 to $29.9 million at May 31, 2005, an increase of $6.1 million. Of this increase, $5.7 million reflects the accounts receivable of OASIS.

Total current liabilities increased from $37.1 million at February 28, 2005 to $50.0 million at May 31, 2005, including $9.0 million of current liabilities associated with the operations of OASIS, as well as a $3.4 million increase in deferred income on shipments to distributors. The increase in deferred income reflects an increase in distributor inventories in advance of anticipated product demand during the Company's second quarter ending August 31, 2005.

Capital expenditures for the three-month period ended May 31, 2005 were $3.2 million, and were predominantly for facility expansion, production test equipment, advanced semiconductor design tools and investments in intellectual property. Capital expenditures were $2.9 million for the three-month period ended May 31, 2004.

The Company anticipates that capital expenditures in fiscal 2006 will exceed those incurred during fiscal 2005, due in part to the Company's in-progress construction of an addition to its primary facility in Hauppauge, New York, which will expand the facility from its current 80,000 square feet to approximately 200,000 square feet, and which will allow consolidation of the Company's Hauppauge operations into a single facility, currently expected to occur during fiscal 2007. The Company currently expects the cost of this building expansion to be approximately $20 million, of which $4.2 million has been expended, and is classified as construction in progress, at May 31, 2005. The majority of the expenditures for this project are expected to occur during fiscal 2006. There were no other material commitments for capital expenditures as of May 31, 2005.

SMSC maintains a common stock repurchase program, as approved by its Board of Directors, which authorizes the Company to repurchase up to three million shares of its common stock on the open market or in private transactions. Under this program, the Company repurchased approximately 150,000 shares of its common stock at a cost of $2.2 million during the first quarter of fiscal 2006. No shares were repurchased during the first quarter of fiscal 2005. The Company currently holds repurchased shares as treasury stock. As of May 31, 2005, the Company has repurchased a total of approximately 2.0 million shares of its common stock, at a cost of $26.0 million, under this program.

In connection with the March 2005 acquisition of OASIS, up to $20.0 million of additional consideration, payable in cash and SMSC common stock, may be issued to OASIS' former shareholders during fiscal 2007 upon satisfaction of certain future performance goals.

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

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), "Share-Based Payment." The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted the option of continuing to apply the guidance in APB Opinion 25, provided that the footnotes to the consolidated financial statements disclosed pro forma net income and net income per share, as if the preferable fair-value-based method had been applied. SFAS No. 123R requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 123R and believes that the adoption of this statement could have a material impact on its consolidated financial position and results of operations.

In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. companies, provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance on the impact of the repatriation provision on a company's income tax expense and deferred tax liability. The Company is currently studying the impact of the one-time favorable foreign dividend provision and intends to complete the analysis by the end of fiscal 2006. Accordingly, the Company has not recorded any adjustments to its income tax expense or deferred income taxes to reflect the tax impact of any repatriation of non-U.S. earnings it may make.

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." Interpretation No. 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not expect the adoption of Interpretation No. 47 to have a material impact on its consolidated financial position, results of operations and cash flows.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk


Interest Rate Risk

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

As of May 31, 2005, the Company's $101.3 million of short-term investments consisted primarily of investments in auction rate securities, and investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold.

As with all fixed-income instruments, these securities are subject to interest rate risk and would likely decline in market value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at May 31, 2005, the Company estimates that the fair values of these investments would decline by an immaterial amount, due to the portfolio's relatively short-term overall maturity. Furthermore, the Company has the option to hold its fixed-income investments until maturity and, therefore, would not expect to realize any material adverse impact to its results from operations or cash flows from such a decline. Declines in market interest rates would, over time, reduce the Company's interest income.

Equity Price Risk

The Company has no material investments in equity securities of other companies on its Consolidated Balance Sheet as of May 31, 2005.

Foreign Currency Risk

The Company has international sales and expenditures and is, therefore, subject to certain foreign currency rate exposures. The Company conducts a significant amount of its business in Asia. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company's product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars. Most transactions in the Japanese market made by the Company's subsidiary, SMSC Japan, are denominated in Japanese yen. SMSC Japan purchases a significant amount of its products for resale from SMSC in U.S. dollars, and from time to time has entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. No such contracts were executed during either fiscal 2005 or the first three months of fiscal 2006, and there are no obligations under any such contracts as of May 31, 2005. The Company has never received a cash dividend (repatriation of cash) from SMSC Japan.

OASIS' operating activities in Europe include transactions conducted in both euros and U.S. dollars. The euro has been designated as OASIS' functional currency for its European operations. From time to time, OASIS has entered into foreign currency contracts to minimize the exposure of its U.S dollar denominated transactions, assets and liabilities to currency exchange rate risk. Gains or losses on these contracts are intended to offset the gains or losses recorded from the remeasurement of certain assets and liabilities from U.S. dollars into euros. As of May 31, 2005, OASIS has foreign currency contracts to convert an aggregate of $3.2 million into euros in varying monthly amounts through December 31, 2005. Gains and losses on these contracts, as well as gains and losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into euros, were not significant during the three months ended May 31, 2005.


Other Factors That May Affect Future Operating Results
------------------------------------------------------

As a supplier of semiconductors, the Company competes in a challenging business environment, which is characterized by intense competition, rapid technological changes and cyclical business patterns. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements. The Company faces a variety of risks and uncertainties in conducting its business, some of which are out of its control, and any of which, were they to occur, could impair the Company's operating performance. For a more detailed discussion of risk factors, please refer to the Company's annual report on Form 10-K for the fiscal year ended February 28, 2005 filed with the SEC on May 16, 2005.


ITEM 4.   Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company's evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2005, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have been no changes in the Company's internal control over financial reporting during the Company's fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

SMSC completed the acquisition of OASIS on March 30, 2005, as more fully described in Note 3 to the Financial Statements in this Form 10Q. As part of its ongoing integration activities, SMSC is in the process of incorporating its controls and procedures into OASIS.

PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings

As of May 31, 2005, SMSC was not a party to any legal proceedings, claims, disputes or litigation that are expected to have a material adverse effect on the Company's results of operations or financial condition.


ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The disclosures regarding unregistered sales of equity securities are hereby incorporated by reference to the information appearing within Item 3.02 included in the Company's report on Form 8-K filed on April 5, 2005.

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

Activity under this plan during the period covered by this report was as follows (shares in thousands):

               Total Number  Average    Total Number of      Maximum Number of
                of Shares     Price     Shares Purchased    Shares that May Yet
                Purchased    Paid per  as Part of Publicly   Be Purchased Under
 Period                       Share     Announced Plans    the Plans or Programs
--------------------------------------------------------------------------------

 March 2005         -                -        -                      1,158
 April 2005        100        $  14.32       100                     1,058
 May 2005           50        $  14.53        50                     1,008
---------------------------------------------------------
 First Quarter,
 Fiscal 2006       150        $  14.39       150
=========================================================

All purchases during this period were open market transactions.


ITEM 3.   Defaults Upon Senior Securities

None.




ITEM 4.   Submission of Matters to a Vote of Security Holders

None.


ITEM 5.   Other Information

None.


ITEM 6.   Exhibits

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



                                   STANDARD MICROSYSTEMS CORPORATION


DATE:  July 11, 2005                     By: /s/ Andrew M. Caggia
                                         -------------------------
                                                (Signature)

                                         Andrew M. Caggia
                                         Senior Vice President (duly
                                         authorized officer) and
                                         Chief Financial Officer
                                         (principal financial officer)