Form 10-Q
period 2005-08-31
STANDARD MICROSYSTEMS CORP
filed 2005-10-11
CIK 93384

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

                 For the quarterly period ended August 31, 2005

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

As of August 31, 2005, there were 20,953,000 shares of the registrant's common stock outstanding.

                        Standard Microsystems Corporation

                                    Form 10-Q
                      For the Quarter Ended August 31, 2005

                                Table of Contents




Part I      Financial Information

Item 1    Financial Statements (unaudited):
          Condensed Consolidated Balance Sheets as of August 31, 2005 and February 28, 2005
          Condensed Consolidated Statements of Operations for the Three and Six-Month Periods Ended August 31, 2005 and 2004
          Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended August 31, 2005 and 2004
          Notes to Condensed Consolidated Financial Statements
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3    Quantitative and Qualitative Disclosures About Market Risk
Item 4    Controls and Procedures

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

Signature

PART I - FINANCIAL INFORMATION


ITEM 1.   Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)



                                             August 31,          February 28,
                                               2005                 2005
                                           -------------       ----------------
Assets
Current assets:
 Cash and cash equivalents                $     24,678        $       116,126
 Short-term investments                        106,988                 56,519
 Accounts receivable, net                       29,109                 23,788
 Inventories                                    38,818                 33,310
 Deferred income taxes                          16,612                 17,701
 Other current assets                            4,794                  4,295
-------------------------------------------------------------------------------

     Total current assets                      220,999                251,739
-------------------------------------------------------------------------------

Property, plant and equipment, net              28,915                 22,630
Goodwill                                        79,032                 29,435
Intangible assets, net                          48,152                  3,584
Deferred income taxes                            9,456                  7,163
Other assets                                     3,864                  4,708
-------------------------------------------------------------------------------

                                          $    390,418        $       319,259
===============================================================================

Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                         $     22,216        $        15,995
 Deferred income on shipments to
 distributors                                    8,876                  7,689
 Accrued expenses, income taxes
 and other liabilities                          21,574                 13,400
-------------------------------------------------------------------------------

     Total current liabilities                  52,666                 37,084
-------------------------------------------------------------------------------

Deferred income taxes                           16,116                    -
Other liabilities                               15,429                 12,326

Shareholders' equity:
 Preferred stock                                   -                      -
 Common stock                                    2,295                  2,053
 Additional paid-in capital                    229,340                187,854
 Retained earnings                             103,658                100,612
 Treasury stock, at cost                       (25,961)               (23,799)
 Deferred stock-based compensation              (3,588)                (1,925)
 Accumulated other comprehensive income            463                  5,054
-------------------------------------------------------------------------------

     Total shareholders' equity                306,207                269,849
-------------------------------------------------------------------------------

                                          $    390,418        $       319,259
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)



                                                           Three Months Ended                       Six Months Ended
                                                               August 31,                               August 31,
                                                   ----------------------------------      ----------------------------------

                                                        2005                2004                 2005               2004
                                                   --------------     ---------------      ---------------     --------------

Revenues                                          $      79,060      $       50,157       $      147,867      $     103,210

Costs and expenses:
 Cost of goods sold                                      44,372              26,260               80,864             52,645
 Research and development                                14,685              11,220               27,651             22,082
 Selling, general and administrative                     18,554              11,852               32,145             23,704
 Amortization of intangible assets                        1,557                 266                2,710                583
 In-process research and development                        -                   -                    895                -
-------------------------------------------------------------------------------------     -----------------------------------

Income (loss) from operations                              (108)                559                3,602              4,196

Interest income                                             649                 556                1,372              1,022
Other expense, net                                           (5)                 (6)                 (52)               (38)
-------------------------------------------------------------------------------------     -----------------------------------

Income before provision for income taxes                    536               1,109                4,922              5,180

Provision for income taxes                                  517                 214                1,876              1,373
-------------------------------------------------------------------------------------     -----------------------------------

Net income                                        $          19      $          895       $        3,046      $       3,807
=====================================================================================     ===================================


Basic net income per share:                       $         -        $         0.05       $         0.15      $        0.21
=====================================================================================     ===================================

Diluted net income per share:                     $         -        $         0.05       $         0.14      $        0.20
=====================================================================================     ===================================

Weighted average common shares outstanding:
 Basic                                                   20,630              18,308               20,325             18,278
 Diluted                                                 21,611              19,169               21,071             19,482

See Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                                             Six Months Ended
                                                                                                 August 31,
                                                                                ----------------------------------------
                                                                                      2005                    2004
                                                                                -----------------      -----------------

Cash flows from operating activities:
 Cash received from customers and licensees                                     $       150,179        $       105,124
 Cash paid to suppliers and employees                                                  (118,969)               (98,520)
 Interest received                                                                        1,067                    983
 Interest paid                                                                              (45)                   (72)
 Income taxes refunded (paid)                                                            (2,560)                 6,738
------------------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                                           29,672                 14,253
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Capital expenditures                                                                    (9,204)                (6,202)
 Acquisition of Oasis SiliconSystems Holding AG, net of cash acquired                   (60,349)                   -
 Sales of long-term investments                                                             -                    4,000
 Purchases of short-term investments                                                   (248,227)              (231,141)
 Sales of short-term investments                                                        197,831                276,923
 Other                                                                                       21                     36
------------------------------------------------------------------------------------------------------------------------

     Net cash provided by (used for) investing activities                              (119,928)                43,616
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from issuance of common stock                                                   2,814                    976
 Purchases of treasury stock                                                             (2,162)                   -
 Repayments of obligations under capital leases and notes payable                        (1,313)                (1,016)
------------------------------------------------------------------------------------------------------------------------

     Net cash used for financing activities                                                (661)                   (40)
------------------------------------------------------------------------------------------------------------------------

Effect of foreign exchange rate changes on cash and cash equivalents                       (531)                    15
------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                     (91,448)                57,844

Cash and cash equivalents at beginning of period                                        116,126                 14,050
------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                      $        24,678        $        71,894
========================================================================================================================

Reconciliation of net income to
net cash provided by operating activities:

Net income                                                                      $         3,046        $         3,807
Adjustments to reconcile net income to
net cash provided by operating activities:
 Depreciation and amortization                                                            8,238                  5,664
 Tax benefits from employee stock plans                                                     698                    117
 In-process research and development charge                                                 895                    -
 Stock-based compensation                                                                 6,347                    500
 Other adjustments, net                                                                     (11)                   (18)
 Changes in operating assets and liabilities,
 net of business acquisition impact:
   Accounts receivable                                                                      (13)                (5,632)
   Inventories                                                                            6,675                 (4,696)
   Accounts payable, deferred income, accrued expenses and other liabilities              4,336                  6,882
   Current and deferred income taxes                                                     (1,370)                 7,995
   Other changes, net                                                                       831                   (366)
------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                       $        29,672        $        14,253
========================================================================================================================


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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates, and such differences may be material to the financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended February 28, 2005 included in the Company's annual report on Form 10-K, as filed on May 16, 2005 with the SEC. The results of operations for the three and six-month periods ended August 31, 2005 are not necessarily indicative of the results to be expected for any future periods.


2.        Stock-Based Compensation

The Company has in effect several stock-based compensation plans under which incentive stock options, non-qualified stock options, restricted stock awards and stock appreciation rights (SARs) are granted to employees and directors. All stock options and SARs are granted with exercise prices equal to the fair value of the underlying shares on the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and accordingly recognizes no compensation expense for the stock option grants. Additional pro forma disclosures as required under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," are detailed below.

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

Had compensation expense been recorded under the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share data):


                                                                Three Months Ended           Six Months Ended
                                                                    August 31,                  August 31,
                                                            -----------------------------------------------------
                                                               2005          2004           2005         2004
-----------------------------------------------------------------------------------------------------------------

Net income - as reported                                      $     19      $    895       $  3,046     $  3,807
Stock-based compensation expense included in net income,
net of taxes - as reported                                       3,844           189          3,989          331
Stock-based compensation expense determined using the
fair value method for all awards, net of taxes                  (5,416)       (2,100)        (7,731)      (4,522)
-----------------------------------------------------------------------------------------------------------------
Net loss - pro forma                                          $ (1,553)     $ (1,016)      $   (696)    $   (384)
=================================================================================================================

Basic net income per share - as reported                      $    -        $   0.05       $   0.15     $   0.21
=================================================================================================================
Diluted net income per share - as reported                    $    -        $   0.05       $   0.14     $   0.20
=================================================================================================================
Basic and diluted net loss per share - pro forma              $  (0.08)     $  (0.06)      $  (0.03)    $  (0.02)
=================================================================================================================


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

SMSC acquired all of OASIS' outstanding capital stock in exchange for aggregate consideration of $118.7 million, including approximately 2.1 million shares of SMSC common stock valued for accounting purposes at $35.8 million, $79.5 million of cash, and approximately $3.4 million of direct acquisition costs, including legal, banking, accounting and valuation fees. The tangible assets of OASIS at March 30, 2005 included approximately $22.4 million of cash and cash equivalents, resulting in a net cash outlay of approximately $60.5 million. SMSC's existing cash balances were the source of the cash used in the transaction. For accounting purposes, the value of the SMSC common stock was determined using the stock's market value for the average of the two days before and after the date the terms of the acquisition were announced. Under the terms of the Share Purchase Agreement, approximately 1.2 million of the shares and $1.8 million of the cash issued to the former shareholders of OASIS is being held in an escrow account as security for certain indemnity obligations of OASIS' former shareholders. Up to $20.0 million of additional consideration, payable in cash and SMSC common stock, may be issued to OASIS' former shareholders during fiscal 2007 upon satisfaction of certain future performance goals. Any additional consideration earned and paid will be recorded as goodwill.

The following table summarizes the components of the purchase price (in millions):


Cash                                          $           79.5
SMSC common stock issued                                  35.8
Transaction costs                                          3.4
----------------------------------------------------------------

                                              $          118.7
================================================================


The following table summarizes the allocation of the purchase price (in millions):


 Cash and cash equivalents                    $           22.4
 Accounts receivable                                       5.8
 Inventory                                                12.9
 Other current assets                                      0.5
 Identifiable intangible assets:
   Purchased technology                                   32.4
   Customer relationships                                 10.5
   Trademark                                               5.4
   Other                                                   0.6
 Property and equipment                                    2.7
 Goodwill                                                 51.9
 Deferred income tax benefits                              0.6
 Accounts payable                                         (1.7)
 Accrued expenses and income taxes                        (6.9)
 Deferred income tax liabilities                         (19.3)
 In-process research and development                       0.9
----------------------------------------------------------------

                                              $          118.7
================================================================


The majority of OASIS' net assets, including goodwill and identifiable intangible assets, are located in Europe, and the functional currency of OASIS' operations in Europe is the euro. Accordingly, these euro-denominated net assets are translated into U.S. dollars at period-end exchange rates and gains or losses arising from translation are included as a component of accumulated other comprehensive income within shareholders' equity.

In accordance with the provisions of SFAS No. 141, OASIS' finished goods inventory was valued at estimated selling prices less the costs of disposal and a reasonable profit allowance for the related selling effort; work-in-process inventory was valued at estimated selling prices of the finished goods less costs to complete, costs of disposal, and a reasonable profit allowance for the completing and selling efforts; and raw materials were valued at current replacement costs. These values initially exceeded OASIS' historical inventory cost by approximately $1.7 million. This value was included within the $12.9 million of fair value assigned to OASIS' inventory at March 30, 2005, and is being recorded as a component of cost of goods sold as the underlying inventory is sold, $1.0 million and $1.6 million of which was recognized during the three and six-month periods ended August 31, 2005, respectively.

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

Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired. This acquisition significantly expands SMSC's sales of integrated circuits into automotive infotainment applications, and is also providing opportunities for expanded revenues into other applications, including consumer networking. It also added an assembled workforce of approximately 150 employees into SMSC's operations. These factors contributed to recognition of goodwill in the purchase price. In accordance with SFAS No. 142, goodwill is not amortized but will be tested for impairment at least annually.

The $0.9 million allocated to in-process research and development represents the fair value of purchased in-process technology for research projects that, as of the March 30, 2005 closing date of the acquisition, had not reached technological feasibility and had no alternative future uses. This value was based upon discounted cash flows attributable to the projects using a discount rate of 28%, the estimated time to complete the projects and the levels of risks involved. These projects are primarily focused on deployment of certain technology into consumer applications. The $0.9 million estimated fair value of in-process research and development is reflected within Costs and expenses for the six-month period ended August 31, 2005.

The following unaudited pro forma financial information presents the combined operating results of SMSC and OASIS as if the acquisition had occurred as of the beginning of each period presented. Pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results. Pro forma financial information for the three and six-month periods ended August 31, 2005 and August 31, 2004, is presented in the following table (in millions, except per share data):


                                        Three Months Ended     Six Months Ended
                                            August 31,             August 31,
                                       -----------------------------------------
                                        2005        2004       2005      2004
 -------------------------------------------------------------------------------

 Revenues                               $  79.1     $  63.3    $ 152.0   $ 128.3
 Net income (loss)                      $  (0.5)    $  (0.8)   $   2.5   $   1.9
 Basic net income (loss) per share      $ (0.03)    $ (0.04)   $  0.12   $  0.09
 Diluted net income (loss) per share    $ (0.03)    $ (0.04)   $  0.12   $  0.09



4.        Short-Term Investments

Short-term investments consist of investments in obligations with maturities of between three and twelve months, at acquisition, and investments in auction rate securities. All of these investments are classified as available-for-sale. The costs of these short-term investments approximate their market values as of February 28, 2005 and August 31, 2005.

The Company invests excess cash in a variety of marketable securities, including auction rate securities. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold, which creates a highly liquid market for these securities. The Company's intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to provide liquidity as necessary. The Company's investment in these securities provides higher yields than money market and other cash equivalent investments. For all periods through November 30, 2004, the Company classified auction rate securities as cash equivalents. Effective at February 28, 2005, auction rate securities are being classified as short-term investments on the Company's consolidated balance sheet for all dates presented, reflecting current interpretations of the accounting treatment for these securities. In addition, consistent with this change in classification, all purchases and sales of auction rate securities are reflected in the investing activities section of the Company's Consolidated Statements of Cash Flows for all periods presented. The Company does not consider this change in classification to be material to its financial condition or cash flows. In addition, this reclassification has no effect on the Company's total current assets, working capital, total assets, or operating cash flows, and the change in classification in no way revises or restates the Company's Consolidated Statements of Operations. For purposes of the Condensed Consolidated Statement of Cash Flows for the six months ended August 31, 2004, auction rate and other securities at August 31, 2004 were changed in classification as follows (in thousands):


                                                    Cash and Cash    Short-Term
                                                     Equivalents    Investments
--------------------------------------------------------------------------------
As previously classified                              $  159,524      $  13,835
Change in classification - auction rate securities       (87,369)        87,369
Change in classification - other securities                 (261)           261
--------------------------------------------------------------------------------

As currently classified                               $   71,894      $ 101,465
================================================================================


For the six-month period ended August 31, 2004, $33.5 million of net cash provided by investing activities, related to activity in auction rate securities, was previously included in the net increase in cash and cash equivalents in the Consolidated Statements of Cash Flows.


5.        Balance Sheet Data

Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

                                August 31,            February 28,
                                  2005                   2005
-----------------------------------------------------------------------

Raw materials              $             1,343     $             1,143
Work in process                         17,592                  16,626
Finished goods                          19,883                  15,541
-----------------------------------------------------------------------

                           $            38,818     $            33,310
=======================================================================

Property, plant and equipment consist of the following (in thousands):

                                August 31,            February 28,
                                  2005                   2005
-----------------------------------------------------------------------

Land                       $               578     $               578
Buildings and improvements              12,275                  12,064
Machinery and equipment                 72,328                  68,190
Construction in progress                 9,007                   1,601
-----------------------------------------------------------------------
                                        94,188                  82,433
Less: accumulated depreciation          65,273                  59,803
-----------------------------------------------------------------------

                           $            28,915     $            22,630
=======================================================================

The increase in construction in progress reflects expenditures incurred to expand the Company's primary facility in Hauppauge, New York, which will allow consolidation of the Company's Hauppauge operations into a single facility, currently expected to occur during fiscal 2007. Portions of the Company's Hauppauge operations currently occur in a separate 50,000 square foot facility, the lease for which will expire during fiscal 2007. The Company currently expects the cost of this building expansion to be approximately $20 million. The majority of the expenditures for this project are expected to occur during fiscal 2006.


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

The shares used in calculating basic and diluted net income per share for the Condensed Consolidated Statements of Operations included within this report are reconciled as follows (in thousands):

                                                         Three Months Ended            Six Months Ended
                                                             August 31,                    August 31,
                                                         2005          2004            2005        2004
 -----------------------------------------------------------------------------------------------------------

 Average shares outstanding for basic net income
   per share                                               20,630        18,308          20,325      18,278
 Dilutive effect of stock options and unvested
   restricted stock awards                                    981           861             746       1,204
 -----------------------------------------------------------------------------------------------------------

 Average shares outstanding for diluted net income
      per share                                            21,611        19,169          21,071      19,482
 -----------------------------------------------------------------------------------------------------------

Options covering 1.6 million and 1.3 million shares for the three-month periods ended August 31, 2005 and 2004, respectively, and 2.1 million and 0.8 million shares for the six-month periods ended August 31, 2005 and 2004, respectively, were excluded from the computation of average shares outstanding for diluted net income per share because their effect was antidilutive.


7.        Comprehensive Income

The Company's other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on equity investments classified as available-for-sale. The components of the Company's comprehensive income for the three and six-month periods ended August 31, 2005 and 2004 were as follows (in thousands):

                                                         Three Months Ended             Six Months Ended
                                                             August 31,                     August 31,
                                                         2005          2004             2005         2004
 ------------------------------------------------------------------------------------------------------------

 Net income                                              $    19       $  895           $ 3,046      $ 3,807
 Other comprehensive income (loss):
 Change in foreign currency translation
   adjustments                                              (175)          43            (4,643)         (10)
 Change in unrealized gain (loss) on marketable
   equity securities, net of taxes                           (19)         (15)               52          (19)
 ------------------------------------------------------------------------------------------------------------

 Total comprehensive income (loss)                       $  (175)      $  923           $(1,545)     $ 3,778
 ============================================================================================================


8.        Business Restructuring

In December 2001, the Company announced a restructuring plan for its exit from the PC chipset business.

The Company's reserve related to this restructuring declined from $0.5 million at February 28, 2005 to $0.4 million at August 31, 2005, reflecting payments against previously reserved non-cancelable lease obligations, which will continue through their respective lease terms through August 2008.


9.        Goodwill and Intangible Assets

The Company's March 2005 acquisition of OASIS included the acquisition of $42.9 million of finite-lived intangible assets, an indefinite-lived trademark of $5.4 million, and goodwill of $51.9 million. Some of these intangible assets are denominated in currencies other than the U.S. dollar, and these March 2005 values reflect foreign exchange rates in effect on the date of the transaction. The June 2002 acquisition of Tucson, Arizona-based Gain Technology Corporation included the acquisition of $7.1 million of finite-lived intangible assets and $29.4 million of goodwill, after adjustments.

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

Intangible assets that are denominated in a functional currency other than the U.S. dollar have been translated into U.S. dollars using the exchange rate in effect on the reporting date. As of August 31, 2005 and February 28, 2005, the Company's identifiable intangible assets consisted of the following (in thousands):

                                                  August 31, 2005                February 28, 2005
------------------------------------------------------------------------------------------------------
                                                            Accumulated                   Accumulated
                                                 Cost      Amortization         Cost     Amortization
------------------------------------------------------------------------------------------------------

Purchased technologies                        $  37,799       $  4,994       $  6,179       $  2,832
Customer relationships and contracts             10,354            628            326             89
-----------------------------------------------------------------------------------------------------
 Total - finite-lived intangible assets          48,153          5,622          6,505          2,921
-----------------------------------------------------------------------------------------------------
Trademark and other                               5,621            -              -              -
-----------------------------------------------------------------------------------------------------

                                              $  53,774       $  5,622       $  6,505       $  2,921
 =====================================================================================================

Total amortization expense recorded for finite-lived intangible assets was $1.6 million and $0.3 million for the three-month periods ended August 31, 2005 and 2004, respectively, and $2.7 million and $0.6 million for the six-month periods ended August 31, 2005 and 2004, respectively.

Estimated future finite-lived intangible asset amortization expense for the remainder of fiscal 2006 and thereafter is as follows (in thousands):

Period                                      Amount
---------------------------------------------------

Remainder of fiscal 2006                  $  3,134
Fiscal 2007                                  6,268
Fiscal 2008                                  6,268
Fiscal 2009                                  5,496
Fiscal 2010                                  5,239
Fiscal 2011 and thereafter                  16,126
===================================================


10.       Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan to provide senior management with retirement, disability and death benefits. The Company's subsidiary, SMSC Japan, also maintains an unfunded retirement plan, which provides its employees and directors with separation benefits, consistent with customary practices in Japan. Benefits under these defined benefit plans are based upon various service and compensation factors. The following table sets forth the components of the consolidated net periodic pension expense for these plans for the three and six-month periods ended August 31, 2005 and 2004, respectively (in thousands):


                                                      Three Months Ended          Six Months Ended
                                                          August 31,                 August 31,
                                                    --------------------------------------------------
                                                       2005        2004           2005       2004
------------------------------------------------------------------------------------------------------

Service cost - benefits earned                          $  85       $  71         $ 171      $  143
Interest cost on projected benefit obligations             99         107           197         213
Net amortization and deferral                              67          73           134         145
------------------------------------------------------------------------------------------------------

Net periodic pension expense                            $ 251       $ 251         $ 502      $  501
======================================================================================================

Additionally, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing benefits under the Supplemental Executive Retirement Plan.


11.       Common Stock Repurchase Program

The Company maintains a common stock repurchase program, as approved by its Board of Directors, which authorizes the Company to repurchase up to three million shares of its common stock on the open market or in private transactions. Under this program, the Company repurchased approximately 150,000 shares of its common stock at a cost of $2.2 million during the first quarter of fiscal 2006. No shares were repurchased during the second quarter of fiscal 2006. The Company repurchased approximately 22,000 shares at a cost of $0.3 million during the second quarter of fiscal 2005. The Company currently holds repurchased shares as treasury stock. As of August 31, 2005, the Company has repurchased a total of approximately 2.0 million shares of its common stock, at a cost of $26.0 million, under this program.


12.       Operating Segment Information

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

In  December  2004,  the FASB issued SFAS No.  153,  "Exchanges  of  Nonmonetary
Assets," an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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


In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which supersedes APB Opinion No. 20, "Accounting Changes" and "SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods' financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company's financial statements.


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


Overview
--------

Description of Business

Many of the world's global technology companies rely upon SMSC as a go-to resource for semiconductor system solutions that span analog, digital and mixed-signal technologies. Leveraging intellectual property, integration expertise and a comprehensive global infrastructure, SMSC solves design challenges and delivers performance, space, cost and time-to-market advantages to its customers. SMSC's application focus targets key vertical markets including mobile and desktop PCs, consumer electronics, automotive infotainment and industrial applications. The Company has developed leadership positions in its select markets by providing application specific solutions such as mixed-signal PC system controllers, non-PCI Ethernet, ARCNET, MOST and Hi-Speed USB.

SMSC is headquartered in Hauppauge, New York with operations in North America, Taiwan, Japan, Korea, China and Europe. Engineering design centers are located in Arizona, New York, Texas and Karlsruhe, Germany. Additional information is available at www.smsc.com.


Key Indicators

Management measures the condition and performance of the Company's business in numerous ways. Among the key quantitative indicators generally used in this regard are bookings, revenues, cost of goods sold and operating expenses relative to revenues. The Company also carefully monitors the progress of its product development efforts.


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

Further information regarding these policies appears within the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the fiscal year ended February 28, 2005 filed with the SEC on May 16, 2005. During the three-month period ended August 31, 2005, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.


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


Stock Appreciation Rights
-------------------------

The Company maintains a Stock Appreciation Rights (SAR) Plan, the purpose of which is to attract, retain, reward and motivate employees and consultants to promote the Company's best interests and to share in its future success. As of August 31, 2005, there were approximately 1.5 million SARs outstanding, none of which were vested, but all of which are scheduled to vest between September 2005 and September 2010. Recognition of compensation expense for SARs is based upon the market price of the Company's common stock at the end of the reporting period and the vesting period of the SAR. Based upon the $26.05 closing price of the Company's common stock on August 31, 2005, the Company recorded SAR compensation expense of $5.7 million during the quarter ended as of that date, including $0.4 million within cost of goods sold, $1.4 million within research and development, and $3.9 million within selling, general and administrative expenses. For the current six-month period, SAR expense was $5.6 million, including $0.4 million within cost of goods sold, $1.4 million within research and development, and $3.8 million within selling, general and administrative expenses.

Based upon SARs outstanding at August 31, 2005, if the market price of SMSC stock remained at $26.05 on November 30, 2005, an expense provision of approximately $1.0 million would be required in the third quarter due to the passage of additional SARs vesting time. Each $1.00 change in the Company's stock price above or below $26.05 at November 30, 2005 would result in an additional expense provision or credit of approximately $0.8 million in the third quarter, with any credit limited to a maximum of $5.7 million.


Results of Operations
---------------------

Revenues

Beginning in fiscal 2006, SMSC is categorizing its revenues into three vertical markets, as presented in the following tables for the three and six-month periods ended August 31, 2005 and 2004 (dollars in millions):

                                             Three Months Ended August 31,
                                                2005                2004
                                          Amount    Percent   Amount    Percent
 -------------------------------------------------------------------------------

 Mobile and desktop PC                     $  39.0      49%    $  28.4      56%
 Consumer electronics and infotainment        26.1      33%        7.9      16%
 Industrial and other                         14.0      18%       13.9      28%
 -------------------------------------------------------------------------------

                                           $  79.1     100%    $  50.2     100%
 ===============================================================================


                                              Six Months Ended August 31,
                                                2005               2004
                                          Amount    Percent   Amount   Percent
 -------------------------------------------------------------------------------

 Mobile and desktop PC                     $  75.4      51%    $  59.1      57%
 Consumer electronics and infotainment        45.3      31%       15.0      15%
 Industrial and other                         27.2      18%       29.1      28%
 -------------------------------------------------------------------------------

                                           $ 147.9     100%    $ 103.2     100%
 ===============================================================================

Revenues for the three months ended August 31, 2005 were $79.1 million, compared to revenues of $50.2 million for the year earlier period, an increase of approximately 58%. Included in the current quarter's revenues are $14.4 million of revenues associated with the acquisition of OASIS.

Revenues for the six months ended August 31, 2005 were $147.9 million, compared to revenues of $103.2 million for the year-earlier period, an increase of approximately 43%. Included in the current six-month period's revenues are $23.7 million of revenues associated with the acquisition of OASIS. The OASIS revenues reflect shipments subsequent to March 30, 2005, representing approximately five months of activity within the current six-month period.

The increase in mobile and desktop PC revenues, for both the three and six-month periods, was driven by an increase in revenues from mobile products, reflecting strong market demand in mobile computing applications, as well as increased revenues from environmental monitoring and control (EMC) products, which benefited from broader product offerings in the current year quarter. Revenues from mobile PC products also include $1.1 million of revenue recognized in the second quarter of fiscal 2006 associated with a prior accounts receivable collectibility issue, as more fully described in the subsequent paragraph.

During the second half of fiscal 2005, mobile PC revenues were adversely impacted by an accounts receivable collectibility issue with one of the Company's Taiwan-based component distributors, which prevented the Company from recognizing approximately $5.4 million of revenues during that period. Approximately $2.7 million of inventory underlying those revenues, which had already been shipped to and resold by the distributor prior to identification of the collectibility issue, was written off within cost of goods sold in the fourth quarter of fiscal 2005. During the second quarter of fiscal 2006, the Company received a payment of $1.1 million from this customer, which recovered a portion of the distributor's obligation to the Company. This $1.1 million payment was recognized within revenues for the current quarter, without any associated cost of goods sold, because, as noted above, the underlying inventory was written off during the fourth quarter of fiscal 2005. Any future collections from this distributor would also be recognized as revenue when received, but the likelihood of any such payments remains uncertain.

The increase in revenues from consumer and infotainment products includes revenues associated with the March 2005 acquisition of OASIS, totaling $9.3 million and $23.7 million for the three and six-month periods ended August 31, 2005, respectively. These revenues are from products serving automotive infotainment applications. Revenues from connectivity products for consumer electronics applications, which have benefited from broader product offerings during fiscal 2006, also increased in the current year periods, compared to the prior-year periods.

Industrial and other revenues primarily represent revenues from products used within industrial information networking applications in various business, service, factory, transportation and telecommunications environments. Revenues from these products were approximately flat in the current year quarter, compared to the prior year quarter. The decline in industrial and other revenues for the six-month period, compared to the prior-year period, reflects lower revenues from certain telecommunications applications, and lower intellectual property revenues.

Revenues from customers outside of North America accounted for approximately 87% and 86% of the Company's consolidated revenues for the three and six-month periods ended August 31, 2005, respectively. The comparable percentages for the three and six-month periods in the prior fiscal year were 79% and 81%, respectively. While the largest portion of the Company's revenues continues to be derived from Asia, the acquisition of OASIS has significantly increased the Company's revenues in Europe, which accounts for the general increase in revenues outside of North America in fiscal 2006 periods, compared to the fiscal 2005 periods. The Company's revenues in Europe, including the impact of OASIS, were about $14.1 million in the current year quarter, compared to $2.7 million in the prior year quarter. For the current year six-month period, revenues from Europe were $23.6 million, compared to $5.6 million in the prior year six-month period. The Company expects that international shipments, particularly to Asia, will continue to represent a significant portion of its revenues.

Cost of Goods Sold

Cost of goods sold for the quarter ended August 31, 2005 was $44.4 million, or 56.1% of revenues, compared to $26.3 million, or 52.4% of revenues, for the three months ended August 31, 2004. The increase in cost of goods sold as a percentage of revenues in the current year period, compared to the prior year period, results from a combination of (1) declines in average selling prices on certain desktop I/O products, which outpaced reductions in unit costs; (2) production yield losses aggregating $1.5 million resulting from certain atypical production issues; (3) $0.4 million of higher charges for inventory obsolescence; (4) a $0.4 million provision for SAR compensation expense in the current year quarter; and (5) a higher proportion of intellectual property revenues in the prior year quarter. Partially offsetting these factors was $1.1 million of revenue recognized during the current year period without any associated cost of goods sold, as discussed earlier within the "Revenues" section. The yield losses noted in item (2) were related to certain device-specific supplier production issues. These issues have been corrected, and production yields have now returned to acceptable levels.

For the six-months ended August 31, 2005, cost of goods sold was $80.9 million, or 54.7% of revenues, compared to $52.6 million, or 51.0% of revenues, for the six-month period ended August 31, 2004. The factors contributing to the increase in cost of goods sold as a percentage of revenues for the six-month period are the same as those that contributed to the increase for the three-month period, as discussed in the previous paragraph, although the dollar impact differs for some of the factors. The current year six-month period includes $0.2 million of higher inventory obsolescence charges, compared to the prior year six-month period.

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

R&D expenses were $14.7 million, or approximately 19% of revenues, for the three months ended August 31, 2005, compared to $11.2 million, or approximately 22% of revenues, for the three months ended August 31, 2004. The increase in the current year's three-month period, compared to the prior year's three-month period, is primarily due to the addition of approximately $2.5 million of R&D expenses associated with the operations of OASIS, whose staff includes approximately 90 engineers and technicians. The current year quarter also includes a charge of $1.4 million for SAR compensation expense. These increases were partially offset by a decline in device prototype expenses, reflecting the timing of product development projects.

For the six months ended August 31, 2005, R&D expenses were $27.7 million, or approximately 19% of revenues, compared to $22.1 million, or approximately 21% of revenues, for the six months ended August 31, 2004. As with the three-month comparison, the increase in the current year's six-month period, compared to the prior year's six-month period, is primarily due to the addition of approximately $4.1 million of R&D expenses associated with the operations of OASIS, which impacted five months of the current six-month period's operating results. The remainder of the increase resulted primarily from $1.4 million of SAR compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $18.6 million, or approximately 23% of revenues, for the quarter ended August 31, 2005, compared to $11.9 million, or approximately 24% of revenues, for the quarter ended August 31, 2004. The increase in the current year's three-month period, compared to the prior year's three-month period, reflects $2.3 million of expenses associated with the operations of OASIS, $3.9 million of SAR compensation expense, and $0.4 million of higher employee recruiting and relocation expenses.

For the six-month period ended August 31, 2005, selling, general and administrative expenses were $32.1 million, or approximately 22% of revenues, compared to $23.7 million, or approximately 23% of revenues, for the six-month period ended August 31, 2004. This period-over-period increase reflects $3.7 million of expenses associated with the operations of OASIS, $3.8 million of SAR compensation expense, and $0.4 million of higher employee recruiting and relocation expenses.

Amortization of Intangible Assets

For the three and six-month periods ended August 31, 2005, the Company recorded $1.3 million and $2.2 million, respectively, of amortization expense for finite-lived intangible assets acquired in the OASIS transaction, as well as $0.3 million and $0.5 million, respectively, of amortization expense for finite-lived intangible assets associated with the acquisition of Gain Technology Corporation (Gain) during fiscal 2003. Amortization expense of $0.3 million and $0.6 million for the Gain intangible assets was recorded in the prior year's three and six-month periods, respectively.

In-Process Research and Development

The $0.9 million in-process research and development expense recorded in the fiscal 2006 six-month period represents the fair value of in-process technology for OASIS research projects that, as of the March 30, 2005 closing date of the OASIS acquisition, had not reached technological feasibility and had no alternative future uses. These projects are primarily focused on deployment of certain technology into consumer electronics applications. The estimated fair value of this in-process research and development was recorded as an expense in the quarter ended May 31, 2005.

Other Income and Expense

The increases in interest income in the current year three and six-month periods, compared to the corresponding prior year periods, primarily reflects the impact of higher average interest rates, partially offset by a lower average level of investments, during the current year periods.

Provision For Income Taxes

The Company's effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses, and the impact of tax-exempt income and various income tax credits.

The Company's $0.5 million and $1.9 million provisions for income taxes for the three and six-month periods ended August 31, 2005, respectively, reflect an expected fiscal 2006 effective tax rate of approximately 31%, and also include a provision of $0.35 million for incremental taxes resulting from internal corporate restructuring activities completed during the second quarter of fiscal 2006. Since these restructuring activities were considered unusual and infrequent, these taxes are reflected entirely within the provision for income taxes for the second quarter of fiscal 2006, and are not reflected within the 31% expected effective tax rate for fiscal 2006.

The Company's $1.4 million provision for income taxes for the six months ended August 31, 2004 reflected an expected fiscal 2005 effective tax rate of 26.5%, which was a reduction from a 28.5% effective rate expected at May 31, 2004. This reduction in the then-anticipated fiscal 2005 effective income tax rate reflected a higher proportionate impact of anticipated income tax credits against a reduced pre-tax income projection. The $0.2 million provision for income taxes for the three months ended August 31, 2004 reflected the cumulative impact of this lower expected effective income tax rate for fiscal 2005.

The higher projected effective tax rate for fiscal 2006 (31%), compared to the effective tax rate which was anticipated for fiscal 2005 at August 31, 2004 (26.5%), reflects a lower proportionate effective tax rate impact of income tax credits and tax-exempt interest income, resulting from a higher current year pre-tax income expectation.


Liquidity and Capital Resources

The Company currently finances its operations through a combination of existing resources and cash generated by operations.

The Company's cash, cash equivalents and short-term investments were $131.7 million at August 31, 2005, compared to $172.6 million at February 28, 2005, a decrease of $40.9 million.

Operating activities generated $29.7 million of cash during the first six months of fiscal 2006, compared to a $14.3 million during the first six months of fiscal 2005. Operating cash flows during the current year period reflect a $6.7 million combined decrease in accounts receivable and inventories (excluding the impact of the OASIS acquisition), while the prior year's six-month operating cash flows were burdened by a $10.3 million combined increase in accounts receivable and inventory receivable. Discussion of accounts receivable and inventory activity appear later within this section. The current year six-month period's operating activities include $15.5 million of non-cash charges, including depreciation, amortization, in-process research and development and stock-based compensation, compared to $6.2 million in the prior year six-month period.

Investing activities consumed $119.9 million of cash during the first half of fiscal 2006, due principally to $60.3 million used for the acquisition of OASIS, a net increase of $50.4 million in short-term investments, and $9.2 million of capital expenditures. The $60.3 million of cash used for the acquisition of OASIS includes $79.5 million of cash paid to the former OASIS shareholders as part of the transaction's consideration, $3.4 million of transaction costs ($0.2 million of which were paid prior to the current year quarter), partially offset by $22.4 million of cash acquired from OASIS. Investing activities provided $43.6 million of cash during the first half of fiscal 2005, due principally to a net decrease of $49.8 million in short-term and long-term investments, offset by $6.2 million of capital expenditures.

Net cash of $0.7 million used for financing activities during the first six months of fiscal 2006 included $2.2 million of treasury stock purchases and $1.3 million of debt repayments, partially offset by $2.8 million of proceeds from exercises of stock options. Financing activities were neutral to cash during the first six months of fiscal 2005, and were comprised of $1.0 million of proceeds from exercises of stock options, offset by $1.0 million of debt repayments.

The Company's inventories were $38.8 million at August 31, 2005, compared to $33.3 million at February 28, 2005. This increase includes $10.1 million of OASIS product inventories at August 31, 2005, partially offset by a net decline in PC I/O, networking and connectivity device inventories.

Accounts receivable increased from $23.8 million at February 28, 2005 to $29.1 million at August 31, 2005, an increase of $5.3 million. This increase includes $5.8 million of accounts receivable of OASIS, partially offset by a decline in other trade accounts receivable.

Total current liabilities increased from $37.1 million at February 28, 2005 to $52.7 million at August 31, 2005, including $10.2 million of current liabilities associated with the operations of OASIS, and a $1.2 million increase in deferred income on shipments to distributors. The increase in deferred income reflects an increase in distributor inventories in advance of anticipated product demand during the Company's third quarter ending November 30, 2005.

Capital expenditures for the six-month period ended August 31, 2005 were $9.2 million, and were predominantly for facility expansion, production test equipment, advanced semiconductor design tools and investments in intellectual property. Capital expenditures were $6.2 million for the six-month period ended August 31, 2004.

The Company anticipates that capital expenditures in fiscal 2006 will exceed those incurred during fiscal 2005, due in part to the Company's in-progress construction of an addition to its primary facility in Hauppauge, New York, which will expand the facility from its current 80,000 square feet to approximately 200,000 square feet, and which will allow consolidation of the Company's Hauppauge operations into a single facility, currently expected to occur during fiscal 2007. Portions of the Company's Hauppauge operations currently occur in a separate 50,000 square foot facility, the lease for which will expire during fiscal 2007. The Company currently expects the cost of this building expansion to be approximately $20 million, of which $9.0 million has been expended, and is classified as construction in progress, at August 31, 2005. The majority of the expenditures for this project are expected to occur during fiscal 2006. There were no other material commitments for capital expenditures as of August 31, 2005.

SMSC maintains a common stock repurchase program, as approved by its Board of Directors, which authorizes the Company to repurchase up to three million shares of its common stock on the open market or in private transactions. Under this program, the Company repurchased approximately 150,000 shares of its common stock at a cost of $2.2 million during the first quarter of fiscal 2006. No shares were repurchased during the second quarter of fiscal 2006. The Company repurchased approximately 22,000 shares at a cost of $0.3 million during the second quarter of fiscal 2005. The Company currently holds repurchased shares as treasury stock. As of August 31, 2005, the Company has repurchased a total of approximately 2.0 million shares of its common stock, at a cost of $26.0 million, under this program.

In connection with the March 2005 acquisition of OASIS, up to $20.0 million of additional consideration, payable in cash and SMSC common stock, may be issued to the former shareholders of OASIS during fiscal 2007 upon satisfaction of certain future performance goals.

The Company has considered in the past, and will continue to consider, various possible transactions to secure necessary wafer foundry and assembly capacity, including equity investments in, prepayments to, or deposits with foundries, in exchange for guaranteed capacity or other arrangements which address the Company's manufacturing requirements. The Company may also consider utilizing cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

The Company expects that its cash, cash equivalents, short-term investments, cash flows from operations and its borrowing capacity will be sufficient to finance the Company's operating and capital requirements for at least the next twelve months and for the foreseeable future thereafter.


Recent Accounting Pronouncements
---------------------------------

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

In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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


In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which supersedes APB Opinion No. 20, "Accounting Changes" and "SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods' financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company's financial statements.


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

As of August 31, 2005, the Company's $107.0 million of short-term investments consisted primarily of investments in auction rate securities, and investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold.

As with all fixed-income instruments, these securities are subject to interest rate risk and would likely decline in market value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at August 31, 2005, the Company estimates that the fair values of these investments would decline by an immaterial amount, due to the portfolio's relatively short-term overall maturity. Furthermore, the Company has the option to hold its fixed-income investments until maturity and, therefore, would not expect to realize any material adverse impact to its results from operations or cash flows from such a decline. Declines in market interest rates would, over time, reduce the Company's interest income.

Equity Price Risk

The Company has no material investments in equity securities of other companies on its Consolidated Balance Sheet as of August 31, 2005.

Foreign Currency Risk

The Company has international sales and expenditures and is, therefore, subject to certain foreign currency rate exposures. The Company conducts a significant amount of its business in Asia. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company's product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars. Most transactions in the Japanese market made by the Company's subsidiary, SMSC Japan, are denominated in Japanese yen. SMSC Japan purchases a significant amount of its products for resale from SMSC in U.S. dollars, and from time to time has entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. No such contracts were executed during either fiscal 2005 or the first six months of fiscal 2006, and there are no obligations under any such contracts as of August 31, 2005. The Company has never received a cash dividend (repatriation of cash) from SMSC Japan.

OASIS' operating activities in Europe include transactions conducted in both euros and U.S. dollars. The euro has been designated as OASIS' functional currency for its European operations. From time to time, OASIS has entered into foreign currency contracts to minimize the exposure of its U.S dollar denominated transactions, assets and liabilities to currency exchange rate risk. Gains or losses on these contracts are intended to offset the gains or losses recorded from the remeasurement of certain assets and liabilities from U.S. dollars into euros. As of August 31, 2005, OASIS has foreign currency contracts to convert an aggregate of $2.1 million into euros in varying monthly amounts through December 31, 2005. Gains and losses on these contracts, as well as gains and losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into euros, were not significant during the three or six-month periods ended August 31, 2005.


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


ITEM 4.   Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company's evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2005, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have been no changes in the Company's internal control over financial reporting during the Company's fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company completed the acquisition of OASIS on March 30, 2005, as more fully described in Note 3 to the Condensed Consolidated Financial Statements included within Part I of this report on Form 10-Q. As part of its ongoing integration activities, the Company is in the process of incorporating its controls and procedures into OASIS' operating activities.

PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings

As of August 31, 2005, SMSC was not a party to any legal proceedings, claims, disputes or litigation that are expected to have a material adverse effect on the Company's results of operations or financial condition.


ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

In October 1998, the Company's Board of Directors approved a plan authorizing the repurchase of up to one million shares of the Company's common stock in the open market or in private transactions. The Board of Directors increased the authorization from one million shares to two million shares in July 2000, and from two million shares to three million shares in July 2002. The plan has no specified expiration date. Shares of common stock purchased pursuant to the repurchase plan are held as treasury stock.

There was no activity under this plan during the current period covered by this report.


ITEM 3.   Defaults Upon Senior Securities

None.


ITEM 4.   Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at the registrant's August 1, 2005 annual meeting of shareholders.

(1) The following were elected directors, each receiving the number of votes set opposite their respective names:


                       Votes For                 Votes Withheld
                       ---------                 --------------

Steven J. Bilodeau     17,696,755                    230,610
Peter F. Dicks         16,904,013                  1,023,352


Each of the following directors, who were not up for reelection at the August 1, 2005 annual meeting of shareholders, will continue to serve as directors: Andrew
M.  Caggia,  Timothy  P.  Craig,  Ivan T.  Frisch,  Robert M. Brill and James A.
Donahue.

(2) The selection of PricewaterhouseCoopers LLP as the Company's auditors for the fiscal year ended February 28, 2006 was ratified by the following vote:


               Votes For            Votes Against            Abstained
               ---------            -------------            ---------

               17,821,209               98,534                  7,622


ITEM 5.   Other Information

None.


ITEM 6.   Exhibits

3.1 -     By-Laws of  Standard   Microsystems   Corporation,   as   amended  and
restated.

10.1 -    Standard     Microsystems    Corporation    2005   Directors'    Stock
Appreciation Rights Plan, as adopted by the Board of Directors on October 7, 2005. *

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


* Indicates a management or compensatory plan or arrangement.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       STANDARD MICROSYSTEMS CORPORATION


DATE:  October 11, 2005                       By: /s/ Andrew M. Caggia
                                              -------------------------
                                                  (Signature)

                                         Andrew M. Caggia
                                         Senior Vice President (duly authorized
                                         officer) and Chief Financial Officer
                                         (principal financial officer)