Form 10-Q
period 2005-11-30
STANDARD MICROSYSTEMS CORP
filed 2006-01-09
CIK 93384

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

                For the quarterly period ended November 30, 2005

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

As of November 30, 2005, there were 21,428,000 shares of the registrant's common stock outstanding.

                        Standard Microsystems Corporation

                                    Form 10-Q
                     For the Quarter Ended November 30, 2005

                                Table of Contents
                                -----------------



Part I       Financial Information

Item 1    Financial Statements (unaudited):
          Condensed Consolidated Balance Sheets as of November 30, 2005 and February 28, 2005
          Condensed Consolidated Statements of Operations for the Three and Nine-Month Periods Ended November 30, 2005 and 2004
          Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended November 30, 2005 and 2004
          Notes to Condensed Consolidated Financial Statements
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3    Quantitative and Qualitative Disclosures About Market Risk
Item 4    Controls and Procedures


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


Signature

PART I - FINANCIAL INFORMATION


ITEM 1.   Financial Statements


               STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (in thousands)



                                                    November 30,    February 28,
                                                       2005             2005
                                                   -------------   -------------
Assets
Current assets:
 Cash and cash equivalents                         $     31,731    $   116,126
 Short-term investments                                 109,982         56,519
 Accounts receivable, net                                36,686         23,499
 Inventories                                             40,663         33,310
 Deferred income taxes                                   18,313         17,701
 Other current assets                                     5,660          4,584
--------------------------------------------------------------------------------

   Total current assets                                 243,035        251,739
--------------------------------------------------------------------------------

Property, plant and equipment, net                       33,828         22,630
Goodwill                                                 76,630         29,435
Intangible assets, net                                   45,311          3,584
Deferred income taxes                                     9,765          7,163
Other assets                                              3,777          4,708
--------------------------------------------------------------------------------

                                                   $    412,346    $   319,259
================================================================================

Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                  $     26,387    $    15,995
 Deferred income on shipments to distributors            11,534          7,689
 Accrued expenses, income taxes and other
 liabilities                                             27,985         13,400
--------------------------------------------------------------------------------

   Total current liabilities                             65,906         37,084
--------------------------------------------------------------------------------

Deferred income taxes                                    15,070            -
Other liabilities                                        15,051         12,326

Shareholders' equity:
 Preferred stock                                            -              -
 Common stock                                             2,342          2,053
 Additional paid-in capital                             238,696        187,854
 Retained earnings                                      109,049        100,612
 Treasury stock, at cost                                (25,961)       (23,799)
 Deferred stock-based compensation                       (3,799)        (1,925)
 Accumulated other comprehensive income (loss)           (4,008)         5,054
--------------------------------------------------------------------------------

   Total shareholders' equity                           316,319        269,849
--------------------------------------------------------------------------------

                                                   $    412,346    $   319,259
================================================================================

See Notes to Condensed Consolidated Financial Statements.

               STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (In thousands, except per share amounts)



                                                      Three Months Ended                      Nine Months Ended
                                                         November 30,                           November 30,
                                             --------------------------------         ----------------------------------
                                                 2005                2004                 2005                 2004
                                             ------------        ------------         ------------        --------------

Revenues                                     $    86,623         $    50,755          $   234,490         $   153,965

Costs and expenses:
 Cost of goods sold                               45,697              27,483              126,561              80,128
 Research and development                         14,907              10,390               42,558              32,472
 Selling, general and administrative              17,742              12,989               49,887              36,693
 Amortization of intangible assets                 1,547                 265                4,257                 848
 In-process research and development                 -                   -                    895                 -
-----------------------------------------------------------------------------         ----------------------------------

Income (loss) from operations                      6,730                (372)              10,332               3,824

Interest income                                      900                 704                2,272               1,726
Other expense, net                                   (21)                (20)                 (73)                (58)
-----------------------------------------------------------------------------         ----------------------------------

Income before provision for income taxes           7,609                 312               12,531               5,492

Provision for (benefit from) income taxes          2,218                (301)               4,094               1,072
-----------------------------------------------------------------------------         ----------------------------------
Net income                                   $     5,391         $       613          $     8,437         $     4,420
=============================================================================         ==================================


Basic net income per share:                  $      0.26         $      0.03          $      0.41         $      0.24
=============================================================================         ==================================

Diluted net income per share:                $      0.24         $      0.03          $      0.39         $      0.23
=============================================================================         ==================================

Weighted average common shares outstanding:
 Basic                                            20,983              18,395               20,548              18,321
 Diluted                                          22,543              19,035               21,558              19,375

See Notes to Condensed Consolidated Financial Statements.

              STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                                                              Nine Months Ended
                                                                                                 November 30,
                                                                                 ----------------------------------------
                                                                                        2005                   2004
                                                                                 -----------------      -----------------
Cash flows from operating activities:
  Cash received from customers and licensees                                     $       231,685        $       158,732
  Cash paid to suppliers and employees                                                  (188,843)              (156,309)
  Interest received                                                                        1,781                  1,486
  Interest paid                                                                              (54)                  (108)
  Income taxes refunded (paid)                                                            (2,809)                 6,703
-------------------------------------------------------------------------------------------------------------------------

    Net cash provided by operating activities                                             41,760                 10,504
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                                   (15,988)                (7,335)
  Acquisition of Oasis SiliconSystems Holding AG, net of cash acquired                   (60,349)                   -
  Sales of property, plant and equipment                                                     -                    1,677
  Sales of long-term investments                                                             -                    4,000
  Purchases of short-term investments                                                   (375,601)              (320,439)
  Sales and maturities of short-term investments                                         322,170                336,626
  Other                                                                                     (296)                    24
-------------------------------------------------------------------------------------------------------------------------

    Net cash provided by (used for) investing activities                                (130,064)                14,553
-------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                   9,416                  3,618
  Purchases of treasury stock                                                             (2,162)                  (344)
  Repayments of obligations under capital leases and notes payable                        (1,890)                (1,575)
-------------------------------------------------------------------------------------------------------------------------

    Net cash provided by financing activities                                              5,364                  1,699
-------------------------------------------------------------------------------------------------------------------------

Effect of foreign exchange rate changes on cash and cash equivalents                      (1,455)                   414
-------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                     (84,395)                27,170

Cash and cash equivalents at beginning of period                                         116,126                 14,050
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $        31,731        $        41,220
=========================================================================================================================

Reconciliation of net income to
net cash provided by operating activities:

Net income                                                                       $         8,437        $         4,420
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation and amortization                                                           12,415                  8,586
  Tax benefits from employee stock plans                                                   2,852                    759
  In-process research and development charge                                                 895                    -
  Non-cash stock-based compensation                                                       10,240                  1,545
  Other adjustments, net                                                                       1                    (32)
  Changes in operating assets and liabilities,
  net of business acquisition impact:
      Accounts receivable                                                                 (9,088)                (4,576)
      Inventories                                                                          4,311                (14,713)
      Accounts payable, deferred income, accrued expenses and other liabilities           12,544                  8,873
      Current and deferred income taxes                                                   (1,548)                 7,018
      Other changes, net                                                                     701                 (1,376)
-------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                        $        41,760        $        10,504
=========================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

               STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial information of Standard Microsystems Corporation and subsidiaries, referred to herein as "SMSC" or "the Company," has been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission (SEC), and reflects all normal recurring adjustments which, in management's opinion, are necessary to state fairly the Company's financial position, results of operations and cash flows for all periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates, and such differences may be material to the financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended February 28, 2005 included in the Company's annual report on Form 10-K, as filed on May 16, 2005 with the SEC. The results of operations for the three and nine-month periods ended November 30, 2005 are not necessarily indicative of the results to be expected for any future periods.


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

Had compensation expense been recorded under the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share data):



                                                                Three Months Ended           Nine Months Ended
                                                                   November 30,                November 30,
                                                            ----------------------------------------------------
                                                               2005          2004           2005         2004
----------------------------------------------------------------------------------------------------------------

Net income - as reported                                      $  5,391      $    613       $  8,437     $ 4,420
Stock-based compensation expense included in net
income, net of taxes - as reported                               2,904           724          6,893       1,055
Stock-based compensation expense determined using the
fair value method for all awards, net of taxes                  (2,873)       (1,877)       (10,604)     (6,398)
----------------------------------------------------------------------------------------------------------------
Net income (loss) - pro forma                                   $5,422      $   (540)      $  4,726     $  (923)
================================================================================================================

Basic net income per share - as reported                      $   0.26      $   0.03       $   0.41     $  0.24
================================================================================================================
Diluted net income per share - as reported                    $   0.24      $   0.03       $   0.39     $  0.23
================================================================================================================
Basic net income (loss) per share - pro forma                 $   0.26      $  (0.03)      $   0.23     $ (0.05)
================================================================================================================
Diluted net income (loss) per share - pro forma               $   0.25      $  (0.03)      $   0.22     $ (0.05)
================================================================================================================



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

SMSC acquired all of OASIS' outstanding capital stock in exchange for aggregate consideration of $118.7 million, including approximately 2.1 million shares of SMSC common stock valued for accounting purposes at $35.8 million, $79.5 million of cash, and approximately $3.4 million of direct acquisition costs, including legal, banking, accounting and valuation fees. The tangible assets of OASIS at March 30, 2005 included approximately $22.4 million of cash and cash equivalents, resulting in a net cash outlay of approximately $60.5 million. SMSC's existing cash balances were the source of the cash used in the transaction. For accounting purposes, the value of the SMSC common stock was determined using the stock's market value for the average of the two days before and after the date the terms of the acquisition were announced. Under the terms of the Share Purchase Agreement, approximately 1.2 million of the shares and $1.8 million of the cash issued to the former shareholders of OASIS is being held in an escrow account as security for certain indemnity obligations of OASIS' former shareholders. Up to $20.0 million of additional consideration, payable in cash and SMSC common stock, may be issued to OASIS' former shareholders during fiscal 2007 upon satisfaction of certain fiscal 2006 performance goals. Actual additional consideration earned, if any, is currently indeterminable. Any additional consideration earned and paid will be recorded as goodwill.

The following table summarizes the components of the purchase price (in millions):


Cash                                         $         79.5
SMSC common stock (2.1 million shares)                 35.8
Transaction costs                                       3.4
------------------------------------------------------------

                                             $        118.7
============================================================


The following table summarizes the allocation of the purchase price, including the impact of an adjustment recorded during the three-month period ended November 30, 2005, which reduced both Accrued expenses and income taxes, and Goodwill, by approximately $0.4 million (in millions):

  Cash and cash equivalents                  $          22.4
  Accounts receivable                                    5.8
  Inventory                                             12.9
  Other current assets                                   0.5
  Identifiable intangible assets:
     Purchased technology                               32.4
     Customer relationships                             10.5
     Trademark                                           5.4
     Other                                               0.6
  Property and equipment                                 2.7
  Goodwill                                              51.5
  Deferred income tax benefits                           0.6
  Accounts payable                                      (1.7)
  Accrued expenses and income taxes                     (6.5)
  Deferred income tax liabilities                      (19.3)
  In-process research and development                    0.9
--------------------------------------------------------------------------------

                                             $         118.7
================================================================================



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

In accordance with the provisions of SFAS No. 141, OASIS' finished goods inventory was valued at estimated selling prices less the costs of disposal and a reasonable profit allowance for the related selling effort; work-in-process inventory was valued at estimated selling prices of the finished goods less costs to complete, costs of disposal, and a reasonable profit allowance for the completing and selling efforts; and raw materials were valued at current replacement costs. These values initially exceeded OASIS' historical inventory cost by approximately $1.7 million. This value was included within the $12.9 million of fair value assigned to OASIS' inventory at March 30, 2005, and was recorded as a component of cost of goods sold as the underlying inventory was sold between April 2005 and September 2005, $0.1 million of which was recognized during the three-month period ended November 30, 2005.

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

OASIS owns certain trademarks related to its multimedia networking technology. The estimated fair value attributed to these trademarks was determined by calculating the present value of the royalty savings related to the trademarks using an assumed royalty rate of 1.5% and a discount rate of 23%. These trademarks have indefinite lives and are therefore not being amortized. They will be subject to an impairment test on an annual basis, or when an event or circumstance occurs indicating a possible impairment in value.

Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired. This acquisition significantly expands SMSC's sales of integrated circuits into automotive infotainment applications, and is also providing opportunities for expanded revenues into other applications, including consumer networking. It also added an assembled workforce of approximately 150 employees into SMSC's operations. These factors contributed to recognition of goodwill as a component of the purchase price. In accordance with SFAS No. 142, goodwill is not amortized but will be tested for impairment at least annually.

The $0.9 million allocated to in-process research and development represents the fair value of purchased in-process technology for research projects that, as of the March 30, 2005 closing date of the acquisition, had not reached technological feasibility and had no alternative future uses. This value was based upon discounted cash flows attributable to the projects using a discount rate of 28%, the estimated time to complete the projects and the levels of risks involved. These projects are primarily focused on deployment of certain technology into consumer applications. The $0.9 million estimated fair value of in-process research and development was reflected within Costs and expenses for the three-month period ended May 31, 2005.

The following unaudited pro forma financial information presents the combined operating results of SMSC and OASIS as if the acquisition had occurred as of the beginning of each period presented. Pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results. Pro forma financial information for the three and nine-month periods ended November 30, 2005 and November 30, 2004, is presented in the following table (in millions, except per share data):


                                       Three Months Ended    Nine Months Ended
                                          November 30,         November 30,
                                    --------------------------------------------
                                       2005        2004      2005       2004
 -------------------------------------------------------------------------------

 Revenues                              $  86.6     $  63.6   $ 238.6    $ 192.0
 Net income (loss)                     $   4.8     $  (1.0)  $   7.9    $   2.1
 Basic net income (loss) per share     $  0.23     $ (0.05)  $  0.38    $  0.10
 Diluted net income (loss) per share   $  0.21     $ (0.05)  $  0.36    $  0.10


4.   Short-Term Investments

Short-term investments consist of investments in obligations with maturities of between three and twelve months, at acquisition, and investments in auction rate securities. All of these investments are classified as available-for-sale. The costs of these short-term investments approximate their market values as of February 28, 2005 and November 30, 2005.

The Company invests excess cash in a variety of marketable securities, including auction rate securities. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold, which creates a highly liquid market for these securities. The Company's intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to provide liquidity as necessary. The Company's investment in these securities generally provides higher yields than money market and other cash equivalent investments. For all periods through November 30, 2004, the Company classified auction rate securities as cash equivalents. Effective at February 28, 2005, auction rate securities were reclassified as short-term investments on the Company's consolidated balance sheet for all dates presented, reflecting current interpretations of the accounting treatment for these securities. In addition, consistent with this change in classification, all purchases and sales of auction rate securities are reflected in the investing activities section of the Company's Consolidated Statements of Cash Flows for all periods presented. The Company does not consider this change in classification to be material to its financial condition or cash flows. In addition, this reclassification has no effect on the Company's total current assets, working capital, total assets, or operating cash flows, and the change in classification in no way revises or restates the Company's Consolidated Statements of Operations. For purposes of the Condensed Consolidated Statement of Cash Flows for the nine months ended November 30, 2004, auction rate and other securities at November 30, 2004 were changed in classification as follows (in thousands):


                                                   Cash and Cash    Short-Term
                                                    Equivalents     Investments
--------------------------------------------------------------------------------
As previously classified                             $  119,767      $   61,113
Change in classification - auction rate securities      (78,270)         78,270
Change in classification - other securities                (277)            277
--------------------------------------------------------------------------------

As currently classified                              $   41,220      $  139,660
================================================================================


For the nine-month period ended November 30, 2004, $42.6 million of net cash used by investing activities, related to activity in auction rate securities, was previously included in the net change in cash and cash equivalents in the Consolidated Statements of Cash Flows.


5.   Balance Sheet Data

Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

                                      November 30,           February 28,
                                         2005                   2005
------------------------------------------------------------------------------

Raw materials                        $       1,309          $       1,143
Work in process                             22,440                 16,626
Finished goods                              16,914                 15,541
------------------------------------------------------------------------------

                                     $      40,663          $      33,310
==============================================================================

Property, plant and equipment consist of the following (in thousands):

                                      November 30,           February 28,
                                         2005                   2005
------------------------------------------------------------------------------

Land                                 $         803          $         578
Buildings and improvements                  15,100                 12,064
Machinery and equipment                     74,324                 68,190
Construction in progress                    11,442                  1,601
------------------------------------------------------------------------------
                                           101,669                 82,433
Less: accumulated depreciation              67,841                 59,803
------------------------------------------------------------------------------

                                     $      33,828          $      22,630
==============================================================================

The increase in construction in progress reflects expenditures incurred to expand the Company's facility in Hauppauge, New York, which will allow consolidation of the Company's Hauppauge operations into a single facility, currently expected to occur during fiscal 2007. Portions of the Company's Hauppauge operations currently occur in a separate 50,000 square foot facility, the lease for which will expire during fiscal 2007. This expansion project includes the construction of an expanded warehouse for inventory storage, shipping, receiving and other logistics activities, which was completed at a cost of approximately $3.1 million and placed in service during the quarter ended November 30, 2005. The Company currently expects the cost of this building expansion, including the new warehouse and inventory storage facility, to be between $22 million and $24 million. The majority of the expenditures for this project are expected to occur during fiscal 2006.


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

The shares used in calculating basic and diluted net income per share for the Condensed Consolidated Statements of Operations included within this report are reconciled as follows (in thousands):


                                         Three Months Ended   Nine Months Ended
                                            November 30,        November 30,
                                          2005        2004     2005      2004
 ---------------------------------------------------------------------------------

 Average shares outstanding
  for basic net income per share            20,983      18,395   20,548    18,321
 Dilutive effect of stock options
  and unvested restricted stock awards       1,560         640    1,010     1,054
 ---------------------------------------------------------------------------------

 Average shares outstanding for diluted
  net income per share                      22,543      19,035   21,558    19,375
 ---------------------------------------------------------------------------------

Options covering 0.3 million and 1.8 million shares for the three-month periods ended November 30, 2005 and 2004, respectively, and 1.5 million and 1.0 million shares for the nine-month periods ended November 30, 2005 and 2004, respectively, were excluded from the computation of average shares outstanding for diluted net income per share because their effect was antidilutive.


7.   Comprehensive Income

The Company's other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on equity investments classified as available-for-sale. The components of the Company's comprehensive income for the three and nine-month periods ended November 30, 2005 and 2004 were as follows (in thousands):

                                     Three Months Ended      Nine Months Ended
                                        November 30,            November 30,
                                      2005        2004        2005        2004
 -------------------------------------------------------------------------------

 Net income                         $   5,391   $    613   $  8,437   $   4,420
 Other comprehensive income (loss):
 Change in foreign currency
   translation adjustments             (4,459)       568     (9,102)        558
 Change in unrealized gain (loss)
   on marketable equity securities,
   net of taxes                           (12)         8         40         (11)
 -------------------------------------------------------------------------------

 Total comprehensive income (loss)  $     920   $  1,189   $   (625)  $   4,967
 ===============================================================================


8.   Business Restructuring

In December 2001, the Company announced a restructuring plan for its exit from the PC chipset business.

The Company's reserve related to this restructuring declined from $0.5 million at February 28, 2005 to $0.4 million at November 30, 2005, reflecting payments against previously reserved non-cancelable lease obligations, which will continue through their respective lease terms through August 2008.


9.   Goodwill and Intangible Assets

The Company's March 2005 acquisition of OASIS included the acquisition of $42.9 million of finite-lived intangible assets, an indefinite-lived trademark of $5.4 million, and goodwill of $51.5 million, as adjusted. Some of these intangible assets are denominated in currencies other than the U.S. dollar, and these March 2005 values reflect foreign exchange rates in effect on the date of the transaction. The June 2002 acquisition of Tucson, Arizona-based Gain Technology Corporation included the acquisition of $7.1 million of finite-lived intangible assets and $29.4 million of goodwill, after adjustments.

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

Intangible assets that are denominated in a functional currency other than the U.S. dollar have been translated into U.S. dollars using the exchange rate in effect on the reporting date. As of November 30, 2005 and February 28, 2005, the Company's identifiable intangible assets consisted of the following (in thousands):


                              November 30, 2005            February 28, 2005
-------------------------------------------------------------------------------
                                      Accumulated                 Accumulated
                             Cost     Amortization       Cost     Amortization
-------------------------------------------------------------------------------

Purchased technologies    $ 37,117       $  6,183     $  6,179       $  2,832
Customer relationships
  and contracts              9,941            915          326             89
-------------------------------------------------------------------------------
   Total - finite-lived
     intangible assets      47,058          7,098        6,505          2,921
-------------------------------------------------------------------------------
Trademark and other          5,351            -            -              -
-------------------------------------------------------------------------------

                          $ 52,409       $  7,098     $  6,505       $  2,921
===============================================================================

Total amortization expense recorded for finite-lived intangible assets was $1.5 million and $0.3 million for the three-month periods ended November 30, 2005 and 2004, respectively, and $4.3 million and $0.8 million for the nine-month periods ended November 30, 2005 and 2004, respectively.

Estimated future finite-lived intangible asset amortization expense for the remainder of fiscal 2006 and thereafter is as follows (in thousands):

Period                                      Amount
---------------------------------------------------

Remainder of fiscal 2006                  $  1,533
Fiscal 2007                                  6,132
Fiscal 2008                                  6,131
Fiscal 2009                                  5,359
Fiscal 2010                                  5,102
Fiscal 2011 and thereafter                  15,703
===================================================


10.  Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan to provide senior management with retirement, disability and death benefits. The Company's subsidiary, SMSC Japan, also maintains an unfunded retirement plan, which provides its employees and directors with separation benefits, consistent with customary practices in Japan. Benefits under these defined benefit plans, both of which are non-contributory, are based upon various service and compensation factors. The following table sets forth the components of the consolidated net periodic pension expense for these plans for the three and nine-month periods ended November 30, 2005 and 2004, respectively (in thousands):


                                     Three Months Ended      Nine Months Ended
                                        November 30,            November 30,
                                   ---------------------------------------------
                                     2005         2004        2005       2004
--------------------------------------------------------------------------------

Service cost - benefits earned       $  86        $  71       $ 257      $ 214
Interest cost on projected benefit
  obligations                           98          107         296        320
Net amortization and deferral           67           72         200        217
--------------------------------------------------------------------------------

Net periodic pension expense         $ 251        $ 250       $ 753      $ 751
================================================================================

Additionally, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing benefits under the Supplemental Executive Retirement Plan.


11.  Common Stock Repurchase Program

The Company maintains a common stock repurchase program, as approved by its Board of Directors, which authorizes the Company to repurchase up to three million shares of its common stock on the open market or in private transactions. Under this program, the Company repurchased approximately 150,000 shares of its common stock at a cost of $2.2 million during the first quarter of fiscal 2006. No shares were repurchased during the second or third quarters of fiscal 2006. The Company repurchased approximately 22,000 shares at a cost of $0.3 million during the second quarter of fiscal 2005. The Company currently holds repurchased shares as treasury stock. As of November 30, 2005, the Company has repurchased a total of approximately 2.0 million shares of its common stock, at a cost of $26.0 million, under this program.


12.  Operating Segment Information

Because of the impact marketplace technology convergence has had on the management of the Company's business and internal reporting, beginning with the quarter ending November 30, 2005 the Company now operates in and reports one business segment - the design, development, and marketing of semiconductor integrated circuits. This change will have no impact on the Company's disclosure because it previously aggregated the results of operating segments into one reportable segment under the aggregation criteria set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."


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

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), "Share-Based Payment." The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted the option of continuing to apply the guidance in APB Opinion No. 25, provided that the footnotes to the consolidated financial statements disclosed pro forma net income and net income per share, as if the preferable fair-value-based method had been applied. SFAS No. 123R requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 123R and believes that the adoption of this statement could have a material impact on its consolidated financial position, results of operations and reporting of cash flows.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which supersedes APB Opinion No. 20, "Accounting Changes" and "SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods' financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company's financial statements.



ITEM 2.   Management's   Discussion  and  Analysis of Financial  Conditions  and
          Results of Operations

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto contained in this report.

Portions of this report may contain forward-looking statements about expected future events and financial and operating results that involve risks and uncertainties. Words such as "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. These uncertainties may cause the Company's actual future results to be materially different from those discussed in forward-looking statements. The Company's risks and uncertainties include the timely development and market acceptance of new products; the impact of competitive products and pricing; the Company's ability to procure capacity from suppliers and the timely performance of their obligations, the effects of changing economic conditions domestically and internationally and on its customers; changes in customer order patterns, relationships with and dependence on customers and growth rates in the personal computer, consumer electronics and embedded and automotive markets and with the Company's sales channel; changes in customer order patterns, including order cancellations or reduced bookings; the effects of tariff, import and currency regulation; potential or actual litigation; and excess or obsolete inventory and variations in inventory valuation, among others. In addition, SMSC competes in the semiconductor industry, which has historically been characterized by intense competition, rapid technological change, cyclical market patterns, price erosion and periods of mismatched supply and demand.

The Company's forward looking statements are qualified in their entirety by the inherent risks and uncertainties surrounding future expectations and may not reflect the potential impact of any future acquisitions, mergers or divestitures. All forward-looking statements speak only as of the date hereof and are based upon the information available to SMSC at this time. Such statements are subject to change, and the Company does not undertake to update such statements, except to the extent required under applicable law and regulation. These and other risks and uncertainties, including potential liability resulting from pending or future litigation, are detailed from time to time in the Company's reports filed with the SEC. Investors are advised to read the Company's Annual Report on Form 10-K and quarterly reports on Form 10-Q filed with the SEC, particularly those sections entitled "Other Factors That May Affect Future Operating Results" for a more complete discussion of these and other risks and uncertainties. Other cautionary statements and risks and uncertainties may also appear elsewhere in this report.


Overview
--------

Description of Business

Many of the world's global technology companies rely upon SMSC as a resource for semiconductor system solutions that span analog, digital and mixed-signal technologies. Leveraging intellectual property, integration expertise and a comprehensive global infrastructure, SMSC solves design challenges and delivers performance, space, cost and time-to-market advantages to its customers. SMSC's application focus targets key vertical markets including mobile and desktop PCs, consumer electronics, automotive infotainment and industrial applications. The Company has developed leading technology positions, providing application-specific solutions such as mixed-signal PC system controllers, non-PCI Ethernet, ARCNET, MOST and Hi-Speed USB. Each of these technologies is increasingly sold into multiple end markets, and the underlying technology, intellectual property and processes are increasingly being re-used and re-combined into new solutions. The Company has made certain internal changes that address this, and accordingly, for accounting purposes, SMSC now operates in a single segment.

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

Further information regarding these policies appears within the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the fiscal year ended February 28, 2005 filed with the SEC on May 16, 2005. During the three-month period ended November 30, 2005, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.


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

Up to $20.0 million of additional consideration, payable in cash and SMSC common stock, may be issued to OASIS' former shareholders during fiscal 2007 upon satisfaction of certain fiscal 2006 performance goals. Actual additional consideration earned, if any, is currently indeterminable. Any additional consideration earned and paid will be recorded as goodwill.


Stock Appreciation Rights
-------------------------

The Company maintains a Stock Appreciation Rights (SAR) Plan, the purpose of which is to attract, retain, reward and motivate employees, directors and consultants to promote the Company's best interests and to share in its future success. Each SAR award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of SMSC common stock over the award's exercise price. The exercise price of a SAR is equal to the closing market price of SMSC stock on the date of grant. SAR awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant.

As of November 30, 2005, there were approximately 1.6 million SARs outstanding, of which 0.3 million were vested, and the remainder of which are scheduled to vest at various dates through October 2010. Recognition of compensation expense for unexercised SARs is based upon the market price of the Company's common stock at the end of the reporting period and the vesting period of the SAR. Based upon the $29.90 closing price of the Company's common stock on November 30, 2005, the Company recorded non-cash compensation expense of $3.5 million for unexercised SARs during the quarter ended as of that date. In addition, the Company incurred approximately $0.5 million of cash expense for SARs that were exercised during the third quarter. Of the $4.0 million of combined cash and non-cash SAR expense recorded during the three months ended November 30, 2005, $0.3 million is reflected within cost of goods sold, $0.9 million within research and development, and $2.8 million within selling, general and administrative expenses. For the current nine-month period, total SAR expense was $9.5 million, including $0.6 million within cost of goods sold, $2.3 million within research and development, and $6.6 million within selling, general and administrative expenses.

Based upon SARs outstanding at November 30, 2005, if the market price of SMSC common stock remained at $29.90 on February 28, 2006, an expense provision of approximately $1.3 million would be required in the fourth quarter due to the passage of additional SARs vesting time. Each $1.00 change in the Company's stock price above or below $29.90 at February 28, 2006 would result in an additional expense provision or credit of approximately $0.8 million in the fourth quarter, with any credit limited to a maximum of $9.5 million.



Results of Operations
---------------------

Revenues

SMSC's revenues are derived from sales of products into three vertical end-markets, as presented in the following tables for the three and nine-month periods ended November 30, 2005 and 2004 (dollars in millions):


                                             Three Months Ended November 30,
                                                2005                2004
                                           Amount   Percent    Amount  Percent
 -------------------------------------------------------------------------------

 Mobile and desktop PC                      $ 40.4      47%     $ 28.1     55%
 Consumer electronics and infotainment        31.8      37%        9.7     19%
 Industrial and other                         14.4      16%       13.0     26%
 -------------------------------------------------------------------------------

                                            $ 86.6     100%     $ 50.8    100%
 ===============================================================================


                                             Nine Months Ended November 30,
                                                2005               2004
                                           Amount   Percent    Amount  Percent
 -------------------------------------------------------------------------------

 Mobile and desktop PC                      $ 115.8     49%     $  87.2     57%
 Consumer electronics and infotainment         77.1     33%        24.7     16%
 Industrial and other                          41.6     18%        42.1     27%
 -------------------------------------------------------------------------------

                                            $ 234.5    100%     $ 154.0    100%
 ===============================================================================

Revenues for the three months ended November 30, 2005 were $86.6 million, compared to revenues of $50.8 million for the year earlier period, an increase of approximately 71%. Included in the current quarter's revenues are $15.4 million of revenues from products associated with the acquisition of OASIS.

Revenues for the nine months ended November 30, 2005 were $234.5 million, compared to revenues of $154.0 million for the year-earlier period, an increase of approximately 52%. Included in the current nine-month period's revenues are $39.2 million of revenues associated with products acquired from OASIS. The OASIS revenues reflect shipments subsequent to March 30, 2005, representing approximately eight months of activity within the current year nine-month period.

The increase in mobile and desktop PC revenues, for both the three and nine-month periods, was driven by an increase in revenues from mobile products, reflecting strong market demand in mobile computing applications, as well as increased revenues from environmental monitoring and control (EMC) products, which benefited from broader product offerings in the current year periods. Revenues from mobile PC products also include $1.1 million of revenue recognized in the second quarter of fiscal 2006 associated with a prior accounts receivable collectibility issue, as more fully described in the subsequent paragraph. Revenues from desktop PC products are down modestly in the current fiscal year periods, compared to the corresponding prior year periods, reflecting softening market demand for desktop PCs and lower average selling prices.

During the second half of fiscal 2005, mobile PC revenues were adversely impacted by an accounts receivable collectibility issue with one of the Company's Taiwan-based component distributors, which prevented the Company from recognizing approximately $5.4 million of revenues during that period. Approximately $2.7 million of inventory underlying those revenues, which had already been shipped to and resold by the distributor prior to identification of the collectibility issue, was charged to cost of goods sold in the fourth quarter of fiscal 2005. During the second quarter of fiscal 2006, the Company received a payment of $1.1 million from this customer, which recovered a portion of the distributor's obligation to the Company. This $1.1 million payment was recognized within revenues for the second quarter of fiscal 2006, without any associated cost of goods sold, because, as noted above, the underlying inventory was charged to cost of goods sold during the fourth quarter of fiscal 2005. No payments were received from this distributor during the three months ended November 30, 2005. Any future collections from this distributor would be recognized as revenue when received, but the likelihood of any such payments remains uncertain.

The increase in revenues from consumer electronics and infotainment products includes revenues associated with the March 2005 acquisition of OASIS, totaling $15.4 million and $39.2 million for the three and nine-month periods ended November 30, 2005, respectively. These OASIS product revenues are from products serving automotive infotainment applications. Revenues from connectivity products for consumer electronics applications, which have benefited from broader product offerings during fiscal 2006, also increased in the current year periods, compared to the prior year periods.

Industrial and other revenues primarily represent revenues from products used within industrial information networking applications in various business, service, factory, transportation and telecommunications environments. Revenues from these products increased by $1.4 million in the current year quarter, compared to the prior year quarter. For the current year nine-month period, industrial and other revenues were approximately neutral to the prior year nine-month period, exclusive of intellectual property revenues that are also included in this category.

Revenues from customers outside of North America accounted for approximately 90% and 88% of the Company's consolidated revenues for the three and nine-month periods ended November 30, 2005, respectively. The comparable percentages for the three and nine-month periods in the prior fiscal year were 79% and 81%, respectively. While the largest portion of the Company's revenues continues to be derived from Asia, the acquisition of OASIS has significantly increased the Company's revenues in Europe, which accounts for the general increase in revenues outside of North America in fiscal 2006 periods, compared to the fiscal 2005 periods. The Company's revenues in Europe, including the impact of OASIS, were about $16.1 million in the current year quarter, compared to $2.8 million in the prior year quarter. For the current year nine-month period, revenues in Europe were $39.7 million, compared to $8.4 million in the prior year nine-month period. The Company expects that international shipments, particularly to Asia, will continue to represent a significant portion of its revenues.

Cost of Goods Sold

Cost of goods sold for the quarter ended November 30, 2005 was $45.7 million, or 52.8% of revenues, compared to $27.5 million, or 54.1% of revenues, for the three months ended November 30, 2004. The decrease in cost of goods sold as a percentage of revenues in the current year quarter, compared to the prior year quarter, results from a product mix shift towards consumer electronics and infotainment products, which generally carry higher margins than desktop PC products. New consumer electronics product introductions, carrying improved margins compared to older products, particularly for connectivity applications, also contributed to the lower cost of goods sold percentage. Partially offsetting this was a higher proportion of intellectual property revenues in the prior year quarter. Intellectual property revenues were $2.6 million in the current year quarter, compared to $2.7 million in the prior year quarter.

For the nine months ended November 30, 2005, cost of goods sold was $126.6 million, or 54.0% of revenues, compared to $80.1 million, or 52.0% of revenues, for the nine-month period ended November 30, 2004. The increase in cost of goods sold as a percentage of revenues in the current year nine-month period, compared to the prior year nine-month period, results from a combination of (1) declines in average selling prices on certain desktop I/O products, which outpaced reductions in unit costs; (2) production yield losses aggregating approximately $1.5 million incurred during the second quarter of fiscal 2006 resulting from certain atypical production issues; (3) $0.4 million of higher charges for inventory obsolescence; (4) $0.5 million of higher provisions for SAR compensation expense in the current year period; and (5) a higher proportion of intellectual property revenues in the prior year period. Intellectual property revenues were $7.9 million in the current year nine-month period, compared to $8.4 million in the prior year nine-month period. Partially offsetting these factors was $1.1 million of revenue recognized during the current year period without any associated cost of goods sold, as discussed earlier within the "Revenues" analysis. The yield losses noted in item (2) were related to certain device-specific supplier production issues. These issues have been corrected, and production yields have now returned to normal levels.

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

R&D expenses were $14.9 million, or approximately 17% of revenues, for the three months ended November 30, 2005, compared to $10.4 million, or approximately 20% of revenues, for the three months ended November 30, 2004. The increase in the current year's three-month period, compared to the prior year's three-month period, is primarily due to the addition of approximately $2.4 million of R&D expenses associated with the operations of OASIS, whose staff includes approximately 90 engineers and technicians. The current year quarter also includes a charge of $0.9 million for SAR compensation expense, compared to $0.2 million in the year-ago quarter. $1.0 million of higher compensation and benefit costs, driven by higher staff levels, merit increases and benefit cost increases, also contributed to the increase.

For the nine months ended November 30, 2005, R&D expenses were $42.6 million, or approximately 18% of revenues, compared to $32.5 million, or approximately 21% of revenues, for the nine months ended November 30, 2004. The increase in the current year's nine-month period, compared to the prior year's nine-month period, is primarily due to the addition of approximately $6.5 million of R&D expenses associated with the operations of OASIS, which impacted eight months of the current nine-month period's operating results. The remainder of the increase resulted primarily from $2.1 million of higher SAR expense, and $1.3 million of higher compensation and benefit costs, exclusive of the impact of OASIS.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $17.7 million, or approximately 20% of revenues, for the quarter ended November 30, 2005, compared to $13.0 million, or approximately 26% of revenues, for the quarter ended November 30, 2004. The increase in the current year's three-month period, compared to the prior year's three-month period, reflects $1.8 million of expenses associated with the operations of OASIS, $2.2 million of higher SAR expense, $0.3 million of higher employee recruitment and relocation costs, and $1.1 million of higher compensation and benefit costs (exclusive of the impact of OASIS), partially offset by $1.1 million of lower legal, accounting and other professional fees, due in part to lower costs associated with litigation.

For the nine-month period ended November 30, 2005, selling, general and administrative expenses were $49.9 million, or approximately 21% of revenues, compared to $36.7 million, or approximately 24% of revenues, for the nine-month period ended November 30, 2004. This period-over-period increase reflects $5.5 million of expenses associated with the operations of OASIS, $6.1 million of higher SAR expense, $0.7 million of higher employee recruitment and relocation costs, and $1.7 million of higher compensation and benefit costs (exclusive of the impact of OASIS), partially offset by $1.9 million of lower legal, accounting and other professional fees, due in part to lower costs associated with litigation.

Amortization of Intangible Assets

For the three and nine-month periods ended November 30, 2005, the Company recorded $1.3 million and $3.5 million, respectively, of amortization expense for finite-lived intangible assets acquired in the OASIS transaction, as well as $0.2 million and $0.8 million, respectively, of amortization expense for finite-lived intangible assets associated with the acquisition of Gain Technology Corporation (Gain) during fiscal 2003. Amortization expense of $0.3 million and $0.8 million for the Gain intangible assets was recorded in the prior year's three and nine-month periods, respectively.

In-Process Research and Development

The $0.9 million in-process research and development expense recorded in the fiscal 2006 nine-month period represents the fair value of in-process technology for OASIS research projects that, as of the March 30, 2005 closing date of the OASIS acquisition, had not reached technological feasibility and had no alternative future uses. These projects are primarily focused on deployment of certain technology into consumer electronics applications. The estimated fair value of this in-process research and development was recorded as an expense in the quarter ended May 31, 2005.

Other Income and Expense

The increases in interest income in the current year three and nine-month periods, compared to the corresponding prior year periods, primarily reflects the impact of higher average interest rates, partially offset by a lower average level of investments, during the current year periods.

Provision For Income Taxes

The Company's effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of permanent differences between the book and tax treatment of certain expenses, and the impact of tax-exempt income and various income tax credits.

The Company's $4.1 million provision for income taxes for the nine-month period ended November 30, 2005, reflects an expected fiscal 2006 effective tax rate of approximately 29%, and also includes $0.35 million of incremental taxes resulting from internal corporate restructuring activities completed during the second quarter of fiscal 2006 and a provision of $0.1 million for adjustments related to differences between the Company's fiscal 2005 income tax return and the provision for income taxes recorded at the end of fiscal 2005. The 29% effective tax rate expected for fiscal 2006 is lower than the 31% effective rate that was expected as of August 31, 2005, reflecting a higher proportionate impact of income tax credits and tax-exempt interest income against a reduced pre-tax income projection. The reduced pre-tax income projection resulted primarily from provisions for SAR expenses recorded through November 30, 2005, as a result of increases in the market price of the Company's common stock. The $2.2 million provision for income taxes recorded for the three months ended November 30, 2005 reflects the cumulative impact of the lower expected effective income tax rate, as well as the $0.1 million tax adjustment related to the fiscal 2005 income tax return.

The Company's $1.1 million provision for income taxes for the nine-month period ended November 30, 2004 reflected an expected fiscal 2005 effective tax rate of 24.5%, as well as a $0.3 million tax benefit related to prior fiscal years, primarily due to better than expected settlements of open tax audits. The 24.5% effective tax rate expected for fiscal 2005 was lower than a 26.5% effective rate that was expected as of August 31, 2004, reflecting a higher proportionate impact of income tax credits and tax-exempt interest income against a reduced pre-tax income projection. The $0.3 million income tax benefit recorded for the three months ended November 30, 2004 reflected the cumulative impact of the lower expected effective income tax rate, as well as the $0.3 million tax benefit related to prior fiscal years.



Liquidity and Capital Resources
-------------------------------

The Company currently finances its operations through a combination of existing resources and cash generated by operations.

The Company's cash, cash equivalents and short-term investments were $141.7 million at November 30, 2005, compared to $172.6 million at February 28, 2005, a decrease of $30.9 million.

Operating activities generated $41.8 million of cash during the first nine months of fiscal 2006, compared to $10.5 million during the first nine months of fiscal 2005. Operating cash flows during the current year period reflect a $4.8 million combined increase in accounts receivable and inventories (excluding the impact of the OASIS acquisition), while the prior year's nine-month operating cash flows were burdened by a $19.3 million combined increase in accounts receivable and inventory. Discussions of accounts receivable and inventory activity appear later within this section. The current year nine-month period's operating activities include $23.6 million of non-cash charges, including depreciation, amortization, in-process research and development and stock-based compensation, compared to $10.1 million in the prior year nine-month period.

Investing activities consumed $130.1 million of cash during the first nine months of fiscal 2006, due principally to $60.3 million used for the acquisition of OASIS, a net increase of $53.4 million in short-term investments, and $16.0 million of capital expenditures. The $60.3 million of cash used for the acquisition of OASIS includes $79.5 million of cash paid to the former OASIS shareholders as part of the transaction's consideration, $3.4 million of transaction costs ($0.2 million of which were paid in the previous fiscal year), partially offset by $22.4 million of cash acquired from OASIS. Investing activities provided $14.6 million of cash during the first nine months of fiscal 2005, due principally to a net decrease of $20.2 million in short-term and long-term investments, partially offset by $7.3 million of capital expenditures.

Financing activities provided $5.4 million of cash during the first nine months of fiscal 2006, reflecting $9.4 million of proceeds from exercises of stock options, partially offset by $2.2 million of treasury stock purchases and $1.9 million of debt repayments. Financing activities provided $1.7 million of cash during the first nine months of fiscal 2005, comprised of $3.6 million of proceeds from exercises of stock options, offset by $1.9 million of treasury stock purchases and debt repayments.

The Company's inventories were $40.7 million at November 30, 2005, compared to $33.3 million at February 28, 2005. This increase includes $7.3 million of OASIS product inventories at November 30, 2005.

Accounts receivable increased from $23.5 million at February 28, 2005 to $36.7 million at November 30, 2005, an increase of $13.2 million. This increase generally reflects the impact of an increase in revenues from $54.9 million for the three months ended February 28, 2005, to $86.6 million for the three months ended November 30, 2005, and includes $6.3 million of accounts receivable from shipments of OASIS products at November 30, 2005.

Total current liabilities increased from $37.1 million at February 28, 2005 to $65.9 million at November 30, 2005, including $9.6 million of current liabilities associated with the operations of OASIS, and a $3.8 million increase in deferred income on shipments to distributors. The increase in deferred income reflects an increase in distributor inventories in advance of anticipated product demand during the Company's fourth quarter ending February 28, 2006. The increase in current liabilities also reflects a $10.4 million increase in accounts payable, driven by higher inventory purchases and payables related to the Company's facility expansion. The facility expansion is discussed in the following two paragraphs.

Capital expenditures for the nine-month period ended November 30, 2005 were $16.0 million, and were predominantly for facility expansion, production test equipment, advanced semiconductor design tools and investments in intellectual property. Capital expenditures were $7.3 million for the nine-month period ended November 30, 2004.

The Company anticipates that capital expenditures in fiscal 2006 will exceed those incurred during fiscal 2005, due in part to the Company's in-progress construction of an addition to its facility in Hauppauge, New York, which will expand the facility from its current 80,000 square feet to approximately 200,000 square feet, and which will allow consolidation of the Company's Hauppauge operations into a single facility, currently expected to occur during fiscal 2007. Portions of the Company's Hauppauge operations currently occur in a separate 50,000 square foot facility, the lease for which will expire during fiscal 2007. This expansion project includes the construction of an expanded warehouse for inventory storage, shipping, receiving and other logistics activities, which was completed at a cost of approximately $3.1 million and placed in service during the three-month period ended November 30, 2005. The Company currently expects the cost of this building expansion, including the new warehouse and inventory storage facility, to be between $22 million and $24 million, of which $14.5 million has been expended through November 30, 2005. The majority of the expenditures for this project are expected to occur during fiscal 2006. There were no other material commitments for capital expenditures as of November 30, 2005.

SMSC maintains a common stock repurchase program, as approved by its Board of Directors, which authorizes the Company to repurchase up to three million shares of its common stock on the open market or in private transactions. Under this program, the Company repurchased approximately 150,000 shares of its common stock at a cost of $2.2 million during the first quarter of fiscal 2006. No shares were repurchased during the second or third quarters of fiscal 2006. The Company repurchased approximately 22,000 shares at a cost of $0.3 million during the second quarter of fiscal 2005. The Company currently holds repurchased shares as treasury stock. As of November 30, 2005, the Company has repurchased a total of approximately 2.0 million shares of its common stock, at a cost of $26.0 million, under this program.

In connection with the March 2005 acquisition of OASIS, up to $20.0 million of additional consideration, payable in cash and SMSC common stock, may be issued to the former shareholders of OASIS during fiscal 2007 upon satisfaction of certain performance goals.

The Company has from time to time considered and executed, and will continue to consider, various transactions to secure necessary wafer foundry and assembly capacity, including equity investments in, prepayments to, or deposits with foundries, in exchange for guaranteed capacity or other arrangements, which address the Company's manufacturing requirements. The Company may also consider utilizing cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

The Company expects that its cash, cash equivalents, short-term investments, cash flows from operations and its borrowing capacity will be sufficient to finance the Company's operating and capital requirements for at least the next twelve months and for the foreseeable future thereafter.



Recent Accounting Pronouncements
--------------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and does not expect that its adoption will have a material impact on its consolidated financial condition, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), "Share-Based Payment." The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted the option of continuing to apply the guidance in APB Opinion No. 25, provided that the footnotes to the consolidated financial statements disclosed pro forma net income and net income per share, as if the preferable fair-value-based method had been applied. SFAS No. 123R requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 123R and believes that the adoption of this statement could have a material impact on its consolidated financial position, results of operations and reporting of cash flows.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which supersedes APB Opinion No. 20, "Accounting Changes" and "SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods' financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company's financial statements.



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

As of November 30, 2005, the Company's $110.0 million of short-term investments consisted primarily of investments in auction rate securities, and investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold.

As with all fixed-income instruments, these securities are subject to interest rate risk and would likely decline in market value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at November 30, 2005, the Company estimates that the fair values of these investments would decline by an immaterial amount, due to the portfolio's relatively short-term overall maturity. Furthermore, the Company has the option to hold its fixed-income investments until maturity and, therefore, would not expect to realize any material adverse impact to its results from operations or cash flows from such a decline. Declines in market interest rates would, over time, reduce the Company's interest income.

Equity Price Risk

The Company has no material investments in equity securities of other companies on its Consolidated Balance Sheet as of November 30, 2005.

Foreign Currency Risk

The Company has international sales and expenditures and is, therefore, subject to certain foreign currency rate exposures. The Company conducts a significant amount of its business in Asia. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company's product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars. Most transactions in the Japanese market made by the Company's subsidiary, SMSC Japan, are denominated in Japanese yen. SMSC Japan purchases a significant amount of its products for resale from SMSC in U.S. dollars, and from time to time has entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. No such contracts were executed during either fiscal 2005 or the first nine months of fiscal 2006, and there are no obligations under any such contracts as of November 30, 2005. The Company has never received a cash dividend (repatriation of cash) from SMSC Japan.

OASIS' operating activities in Europe include transactions conducted in both euros and U.S. dollars. The euro has been designated as OASIS' functional currency for its European operations. From time to time, OASIS has entered into foreign currency contracts to minimize the exposure of its U.S dollar denominated transactions, assets and liabilities to currency exchange rate risk. Gains or losses on these contracts are intended to offset the gains or losses recorded from the remeasurement of certain assets and liabilities from U.S. dollars into euros. As of November 30, 2005, OASIS has foreign currency contracts to convert an aggregate of $0.5 million into euros in December 2005. Gains and losses on these contracts, as well as gains and losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into euros, were not material during the three or nine-month periods ended November 30, 2005.

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



ITEM 4.   Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company's evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2005, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized, and reported as and when required.

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

PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings

As of November 30, 2005, SMSC was not a party to any legal proceedings, claims, disputes or litigation that are expected to have a material adverse effect on the Company's results of operations or financial condition.


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


                                        STANDARD MICROSYSTEMS CORPORATION


DATE:  January 9, 2006                       By: /s/ David S. Smith
                                             ----------------------------
                                                    (Signature)

                                             David S. Smith
                                             Senior Vice President (duly
                                             authorized officer) and
                                             Chief Financial Officer
                                             (principal financial officer)