Form 10-K
period 2006-02-28
STANDARD MICROSYSTEMS CORP
filed 2006-05-15
CIK 93384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number: 0-7422

STANDARD MICROSYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2234952
(State of Incorporation)	(I.R.S. Employer Identification Number)

80 Arkay Drive	11788-3728
Hauppauge, New York	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (631) 435-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)
Common Stock, $.10 par value
Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of voting stock held by non-affiliates of the registrant as of August 31, 2005	$574,951,712

Number of shares of common stock outstanding as of March 31, 2006	22,080,751

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III of this report on Form 10-K.

PART I

Item 1. — Business

General Description of the Business

Standard Microsystems Corporation (the “Company” or “SMSC”), a Delaware corporation, founded in 1971 and headquartered in Hauppauge, New York, designs and sells a wide variety of silicon-based integrated circuits (“ICs”) that incorporate digital or analog signal processing technologies, or both (referred to as “mixed-signal”).

SMSC’s integrated circuits and systems provide a wide variety of signal processing attributes that are incorporated by its globally diverse customers into a wide variety of end products in the mobile and desktop personal computer (“PC”), consumer electronics and infotainment, and industrial and other markets.

SMSC’s semiconductor products generally provide connectivity, networking, or input/output control solutions for a variety of high-speed communication, computer and related peripheral, consumer electronic device, industrial control system, or auto infotainment applications. The market for these solutions is increasingly diverse, and the Company’s technologies are increasingly used in various combinations and in alternative applications.

SMSC has what is commonly referred to as a “fabless” business model, meaning that the Company does not own the manufacturing assets to make the silicon wafer based integrated circuits, but rather has these manufactured by other companies to its specifications and incorporating its designs.

SMSC’s business is based on substantial intangible intellectual property assets consisting of patented technology and designs as well as know-how, extensive experience in integrating designs into systems, the ability to work closely with customers to solve technology application challenges, to develop products that satisfy market needs and the ability to efficiently manage its global network of suppliers. These attributes provide technical performance, cost, and time-to-market advantages to its customers and have allowed SMSC to develop leadership positions in several technologies and markets.

SMSC is headquartered in Hauppauge, New York with operations in the United States, Taiwan, Japan, Korea, China, Singapore and Europe. Major engineering design centers are located in Arizona, New York, Texas and Karlsruhe, Germany. Refer to Part I — Item 1.A. — Risk Factors and Part II — Item 7.A. — Quantitative and Qualitative Disclosures About Market Risk for further discussion regarding risks associated with foreign operations. Additional information is available at www.smsc.com.

Available Information

SMSC’s Internet address is www.smsc.com. Through the Investor Relations section of our Internet website we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the “Exchange Act”), as well as any filings made pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Our Internet website and the information contained therein or incorporated therein are not incorporated into this Annual Report on Form 10-K.

You may also read and copy materials that we have filed with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the Public Reference Room. In addition, the Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov.

Principal Products of the Company

SMSC develops its products to serve applications in three principal vertical markets: Mobile and Desktop PCs; Consumer Electronics and Infotainment; and Industrial and Other. Each of the Company’s products or technologies are sold into multiple end markets, and its product technologies, intellectual property and proprietary processes are increasingly being re-used and re-combined into new solutions that can be sold into these markets. All products are manufactured using industry standard processes and all are sold through a unified direct sales force that also manages relationships with independent, third party sales representatives and distributors.

The flexibility of SMSC’s products to address multiple end market applications and the convergence of technologies is creating new market opportunities. For example, computer makers are supplying devices that address entertainment needs and traditional manufacturers of consumer entertainment goods are addressing computing needs. This trend is sometimes referred to as the “battle for the living room”. As the result of substantial investment in research and development over the past three years, the functionality of SMSC’s products has been greatly enhanced, and the portfolio of products in connectivity and networking has broadened considerably, enabling increased presence in many other vertical markets using these technologies. This strategic thrust to link available technologies into new applications and invest in new technologies capable of serving different aspects of these converging markets is expected to result in further sales increases and increased business and product diversity.

Universal Serial Bus (“USB”) is a technology that enables the transfer of data between devices. This technology can be adopted on computer motherboards, expansion circuit boards, or in a large number of consumer, industrial and other applications. SMSC is regarded as an industry leader in providing semiconductors that incorporate the latest industry USB standard specification, referred to in the industry as USB2.0 or “Hi-Speed USB”. USB2.0’s high data transfer rate supports the high data bandwidth and speed requirements of emerging technologies, and because of its ease of use and broad and growing acceptance it has increasingly become the leading standard by which interoperability and connectivity is provided between diverse systems platforms such as consumer electronics, multimedia computing and mobile storage applications. Designers are attracted to USB2.0’s “plug-and-play” features as well as its strong software support and predictable software development requirements. The ubiquity of USB2.0 silicon and software makes it a cost-effective choice for designers to add a high-speed serial data pipe for transferring media content.

SMSC’s products are positioned in several areas within the USB connectivity market and include:

•	USB2.0 hub controllers, including solutions for 2-port, 3-port, 4-port and 7-port designs.

•	USB2.0 flash card reader products, including controllers supporting up to 15 different flash memory card formats in a single device.

•	Combination hub and switching controllers.

•	Mass storage drive controller products, including USB1.1-based floppy disk controller devices and USB2.0-to-ATAPI bridges targeted for small hard disk drives and optical storage devices.

•	Standalone USB2.0 physical layer transceiver (“PHY”) products addressing UTMI and ULPI interfaces, well suited for portable handheld electronics devices such as digital still cameras, PDAs, cell phones and MP3 players.

SMSC also has extensive expertise in Ethernet products. Ethernet has emerged as a ubiquitous, versatile networking technology found in home, business, and industrial environments. Unlike many of today’s Ethernet controllers, the Company’s Ethernet products can be designed into applications that do not have Peripheral Component Interconnect (“PCI”) interfaces. PCI is a high speed connection technology common in computers, but is not commonly found in embedded applications such as consumer electronics and industrial equipment. The bulk of SMSC’s networking growth is currently being derived from consumer electronics design wins, as digital televisions, set-top boxes and digital video recorders start to adopt Ethernet technology. These devices are increasingly adding networking capabilities to broaden their feature-sets and attractiveness to the end consumer. Also, in both business and industrial environments, such as office buildings, or factory floors, there continues to be a rapidly expanding demand for computers, machinery, appliances and other applications to be networked together.

SMSC also serves the embedded market with other networking technologies, such as ARCNET and CircLinktm, an ARCNET derivative. By replacing traditionally slow, wire intensive, hard-to-use serial communications, these solutions allow designers to reduce wiring and microcontroller costs, and create a more flexible and modular systems architecture. These products target networking applications requiring a high level of predictable behavior, throughput, and ease of implementation such as telecom equipment, robotics, digital copiers and printers, and transportation systems.

SMSC’s networking product line include:

•	10 Mbps and 100 Mbps Ethernet controllers and transceivers targeting consumer electronics applications.

•	Embedded communications products for wireless base stations, copiers, building automation, robotics, gaming machines and industrial applications.

SMSC is a leading global supplier of advanced Input/Output (“I/O”) products for PC-related computing applications supplied by major original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), channel PC and motherboard manufacturers. The Company’s broad product portfolio provides a variety of integration choices for designers, with unique configurations of serial ports, parallel ports, keyboard controllers, hardware monitoring, infrared ports, real time clocks, general purpose I/O pins, logic integration and power management.

SMSC has leveraged its analog design expertise to develop a line of stand-alone Environmental Monitoring and Control (“EMC”) products, providing thermal management, hardware monitoring and voltage supervision, all of which help ensure the stability and reliability of computing systems and other industrial applications. The Company’s EMC sensor and fan control products are specifically designed for today’s high-heat, small form factor system designs.

The Company’s computing platform products also extend into the PC-based server market. Advanced I/O products for server applications build on SMSC’s broad I/O and system management expertise and include timers, flash memory interfaces, thermal management and other requirements of server configurations.

The Company’s computing product lines include:

•	Microcontrollers that integrate thermal, power and system management capabilities with keyboard scan, serial port and consumer infrared functionality into a single device.

•	Super I/O controllers.

•	System controller I/O devices that integrate various analog capabilities such as temperature monitoring.

•	EMC devices addressing thermal management, hardware monitoring and voltage supervisory solutions for small form factor, high-heat systems such as PCs, servers and other embedded devices.

•	PC-based server solutions offering timers, flash memory interfaces and thermal management capabilities.

SMSC is also a supplier of semiconductor products based on its market-leading Media Oriented Systems Transport (“MOST®” or “MOST”) technology. MOST is a proprietary networking protocol which enables the transport of high bandwidth digital audio, video and packet-based data, along with control information. MOST-enabled integrated circuits are being designed into multimedia components such as radios, microphones and CD-players, enabling these applications to be networked. MOST has been adopted as a standard primarily within the European luxury automotive market, but SMSC believes it has the potential to proliferate into medium and low end automobiles, into other geographic areas and into non-automotive markets. The Company also sells related system design and diagnostic tool products to customers who need to build or maintain MOST compliant systems. These products were added as a result of the acquisition of OASIS SiliconSystems Holding AG (“OASIS”) on March 30, 2005, as further discussed below.

Seasonality

The Company’s business historically has been subject to repeated seasonality, with the first and last quarters of each fiscal year tending to be weaker than the second and third. See Part I Item 1.A. — Risk Factors — Seasonality of the Business, for further discussion.

Competition

The Company competes in the semiconductor industry, servicing and providing solutions for various applications. Many of the Company’s larger customers conduct business in the PC and related peripheral devices markets. Intense competition, rapid technological change, cyclical market patterns, price erosion and periods of mismatched supply and demand have historically characterized these industries. See Part I Item 1.A. — Risk Factors, for a more detailed discussion of these market characteristics and associated risks.

The Company faces competition from several large semiconductor manufacturers, some of which have greater size and financial resources than the Company. The Company’s principal competitors in the advanced I/O controller market include eNe, Integrated Technology Express, Inc. (“ITE”), Renesas and Winbond Electronics Corporation. Principal competitors in SMSC’s other markets include Cypress Semiconductor, Davicom Semiconductor Inc., Genesys Logic, Inc. and NEC Corporation. As SMSC continues to broaden its product offerings, it will likely face new competitors. Many of the Company’s potential competitors have greater financial resources and the ability to invest larger dollar amounts into research and development. Some have their own manufacturing facilities, which may give them a cost advantage on large volume products and increased certainty of supply.

The principal methods that the Company uses to compete include introducing innovative new products, providing industry-leading product quality and customer service, adding new features to its products, improving product performance and reducing manufacturing costs. SMSC also cultivates strategic relationships with certain key customers who are technology leaders in its target markets, and who provide insight into market trends and opportunities for the Company to better support those customers’ current and future needs.

The Company believes that it currently competes effectively in the areas discussed above to the extent they are within its control. However, given the pace at which change occurs in the semiconductor, personal computer, automotive and other high-technology industries, SMSC’s current competitive capabilities are not a guarantee of future success. In addition, reductions in the growth rates of these industries, or other competitive developments, could adversely affect its future financial position, results of operations and cash flows.

Research and Development

The semiconductor industry and the individual markets that the Company currently serves are highly competitive, and the Company believes that continued investment in research and development (“R&D”) is essential to maintaining and improving its competitive position. In the fiscal years 2006, 2005, and 2004 the Company spent approximately $58.2 million, $43.0 million and $38.8 million, respectively, on R&D. SMSC has strategic relationships with many of its customers and tailors its solutions to these specific customers’ needs. Serving a wide array of world class OEMs and ODMs, the Company’s continued success will be based, among other things, on its ability to meet the individual needs of these customers and to help them speed their own products to market.

SMSC’s R&D activities are performed by highly-skilled engineers and technicians, and are primarily directed towards the design of integrated circuits in both mainstream and emerging technologies, the development of software drivers, firmware and design tools and intellectual property (“IP”), as well as ongoing cost reductions and performance improvements in existing products.

Over the past several years, SMSC has evolved from an organization having strength solely in digital design, to one with broad engineering and design expertise in digital, analog and mixed-signal solutions. Electronic signals fall into one of two categories — analog or digital. Digital signals are used to represent the “ones” and “zeros” of binary arithmetic, and are either on or off. Analog, or linear, signals represent real-world phenomena, such as temperature, pressure, sound, speed and motion. These signals can be detected and measured using analog sensors, which represent real-world phenomena by generating varying voltages and currents. Mixed-signal products combine digital and analog circuitry into a single device. Mixed-signal solutions can significantly reduce board space by integrating system interfaces, reducing external component requirements and lowering power consumption, all of which reduce system costs. During fiscal 2006, mixed-signal products contributed nearly 80% of SMSC’s unit sales.

SMSC employs engineers with a wide range of experience in digital, mixed-signal and analog circuit design, from experienced industry veterans to new engineers recently graduated from universities. Their activities are supported by state-of-the-art hardware, software and other product design tools procured from leading global suppliers. The Company’s major engineering design centers are strategically located in New York, Texas, Arizona and Germany to take full advantage of the technological expertise found in each region, and to closely cater to its global customer base.

Manufacturing

SMSC provides semiconductor products using a “fabless” manufacturing model, which is increasingly common in the semiconductor industry. Third party contract foundries and package assemblers are engaged to fabricate the Company’s products onto silicon wafers, cut these wafers into die and assemble the die into finished packages. This strategy allows the Company to focus its resources on product design and development, marketing, test and quality assurance. It also reduces fixed costs and capital requirements and provides the Company access to the most advanced manufacturing capabilities. See Part I Item I.A. — Risk Factors — Reliance upon Subcontract Manufacturing, for further discussion. The Company also faces certain risks as a result of doing business in Asia. See Part I Item I.A. — Risk Factors — Business Concentration in Asia, for further discussion.

The Company’s primary wafer suppliers, and their headquarters locations, are Chartered Semiconductor Manufacturing, Ltd. in Singapore, Taiwan Semiconductor Manufacturing Company, Ltd. (“TSMC”) in Taiwan, DongbuAnam Semiconductor in Korea and STMicroelectronics N.V. in Switzerland. The Company may negotiate additional foundry supply contracts and establish other sources of wafer supply for its products as such arrangements become useful or necessary, either economically or technologically.

Processed silicon wafers are shipped to various third party assembly suppliers, most of which are located in Asia, where they are separated into individual chips that are then encapsulated into plastic packages. SMSC also uses a number of independent suppliers for assembly purposes. This enables the Company to take advantage of these subcontractors’ high volume manufacturing-related cost savings, speed and supply flexibility. It also provides SMSC with timely access to cost-effective advanced process and package technologies. The Company purchases most of its assembly services from Advanced Semiconductor Engineering, Inc., STATSChipPac, Ltd., Orient Semiconductor Electronics, Ltd., and Amkor Technology, Inc. See Part I Item 1.A. — Risk Factors — Reliance upon Subcontract Manufacturing and Business Concentration in Asia for further discussion.

Following assembly, each of the packaged units receives final testing, marking and inspection prior to shipment to customers. Final testing for a portion of the Company’s products is performed at SMSC’s own testing operation in Hauppauge, New York. Final testing services of independent test suppliers, most of which occurs in Asia, are also utilized to a growing extent and afford the Company increasing flexibility to adjust to near-term fluctuations in product demand and corresponding production requirements.

Customers demand semiconductors of the highest quality and reliability for incorporation into their products. SMSC focuses on product reliability from the initial stages of the design cycle through each specific design process, including production test design. In addition, to further validate product performance across process variation and to ensure acceptable design margins, designs are typically subject to in-depth circuit simulation at temperature, voltage and processing extremes before initiating the manufacturing process. The Company prequalifies each of its assembly, test and wafer foundry subcontractors using a series of industry standard environmental product stress tests, as well as an audit and analysis of the subcontractor’s quality system and manufacturing capability. Wafer foundry production and assembly services are monitored to ensure consistent overall quality, reliability and yield levels.

Sales, Marketing and Customer Service

The Company’s primary sales and marketing strategy is to achieve design wins with technology leaders and channel customers in targeted markets through superior products, field applications and engineering support. Sales managers are dedicated to key OEM and ODM customers to ensure the high levels of customer service and to promote close collaboration and communication. Supporting the success of its customers through technological excellence, innovation and overall product quality are centerpieces of SMSC’s corporate strategy.

The Company also serves its customers with a worldwide network of field application engineers. These engineers assist customers in the selection and proper use of its products and are available to answer customer questions and resolve technical issues. The field application engineers are supported by factory application engineers, who work with both the customer’s and the Company’s factory design and product engineers to develop the requisite support tools and facilitate the introduction of new products.

The Company strives to make the “design-in” of its products as easy as possible for its customers. To facilitate this, SMSC offers a wide variety of support tools, including evaluation boards, sample firmware diagnostics programs, sample schematics and printed circuit board layout files, driver programs, data sheets, industry standard specifications and other documentation. These tools are readily available from the Company’s sales offices and sales representatives. SMSC’s home page on the World Wide Web (www.smsc.com) provides customers with immediate access to its latest product information. In addition, the Company maintains an electronic bulletin board so that registered customers can download software updates as needed. Customers are also provided with reference platform designs for many of the Company’s products, which enable easier and faster transitions from initial prototype designs through final production releases.

SMSC strategically markets and sells all of its products globally through a centrally-managed sales network using various channels in multiple geographic regions. SMSC conducts sales activities in the United States via a direct sales force, electronics distributors and manufacturers’ representatives. Two independent distributors are currently engaged to serve the majority of the North American market. Internationally, products are marketed and sold through regional sales offices located in Germany, Taiwan, China, Korea and Singapore as well as through a network of independent distributors and representatives. The Company serves the Japanese marketplace primarily through its Tokyo, Japan-based subsidiary, SMSC Japan.

Consistent with industry practice, most distributors have certain rights of return and price protection privileges on unsold products. Distributor contracts may be terminated by written notice by either party. The contracts specify the terms for the return of inventories. Shipments made by SMSC Japan to distributors in Japan are made under agreements that permit limited or no stock return or price protection privileges.

The Company generates a significant portion of its sales and revenues from international customers. While the demand for the Company’s products is primarily driven by the worldwide demand for personal computers, consumer electronics and infotainment, and industrial and other applications sold by U.S.-based suppliers, a significant portion of the Company’s products are sold to manufacturing subcontractors of those U.S.-based suppliers, and to distributors who serve to feed the high technology manufacturing pipeline, located in Asia. The Company expects that international shipments, particularly to Asian-based customers, will continue to represent a significant portion of its sales and revenues. See Part I Item 1.A. — Risk Factors — Business Concentration in Asia, for further discussion.

Markets & Strategy

The Company designs products that address specific applications for end products sold in three primary “vertical” markets:

•	Mobile and Desktop PC

•	Consumer Electronics and Infotainment

•	Industrial and Other

SMSC serves industry leading PC customers in the Mobile and Desktop PC market with advanced I/O controllers, system controller devices, integrated microcontrollers, embedded I/O devices, PC-based server devices, USB2.0 hubs and environmental monitoring and control solutions. These products either facilitate transfer of content between system-level functions and PC peripherals or regulate temperature and power inside the system. Applications include laptop and desktop computers, media center PCs and docking stations.

Designs that serve the Consumer Electronics and Infotainment market provide connectivity or networking functions that allow data transfer or content sharing in consumer or automotive products. For instance, the Company provides USB2.0 hub, flash card reader and mass storage devices that may be embedded in LCD monitors, printers, set-top boxes, digital televisions or gaming products to transfer content at high speeds. SMSC’s Ethernet networking products address system resource limitations and other challenges typical of embedded consumer electronics systems for applications such as digital televisions, DVD and hard disk drive based video recorders and digital media servers and adapters. Lastly, SMSC’s MOST technology enables the networking of infotainment systems in automobiles, such as a CD changer, radio, global positioning system, mobile telephone or a DVD player, by providing the means to distribute multimedia entertainment functions among various control devices in the car.

Customers in the Industrial and Other markets are primarily supported by the Company’s products that serve long life cycle embedded systems and those that require highly accurate signal transfer or industrial-level temperature monitoring functionality. SMSC provides Ethernet, ARCNET, CircLinktm and Embedded I/O technology to address applications that include POS terminals, building and factory automation, security systems, industrial PCs, ATM machines and interactive kiosks.

The Company uses a highly integrated approach in developing its products, and discrete technologies developed by the Company are frequently integrated across many of its products and customer-specific applications. Further, the Company continuously explores and seeks opportunities to introduce new or existing products, either individually or in combination within systems and end products, for broader application within or across these “vertical” markets. Strategically, the Company believes that the integration of products and convergence of applications will be a continuing trend. The Company’s ability to anticipate and capitalize on these trends will be essential to its long-term success, and hence will continue to be a prime consideration in resource allocation decisions and the internal evaluation of the Company’s competitive and financial performance.

In executing this strategic approach, the Company is managed in a highly-integrated manner, and internal resources are allocated and corresponding investments are made in a manner which the Company believes will maximize total returns from product sales both individually (with respect to individual products or product families) and in the aggregate (a “portfolio” approach). Such returns are measured at the “project” level. The concept of “returns” as used by the Company encompasses both “turns” (i.e. pay-back multiple) and net present value metrics, as well as strategic considerations. Projects consist of either a single product offering (as would be the case for a new product launch) or a product family, consisting of multiple product variants stemming from an original design. Such variants can consist of relatively simple modifications to an original design, introduction of “next generation” capabilities and features and/or strategic integration(s) of new technologies into existing products.

Projected results for each project are evaluated independently for the impact on returns to SMSC as a whole, and the allocation of resources (particularly engineering and R&D investment) are based on the individual project economics. While the Company’s internal resources may be augmented or tempered depending on the business environment, product pipeline and other factors, such decisions are predicated on expected overall project returns and the corresponding impact on consolidated financial performance.

Given the proliferation of customer demand for products based on convergent technologies, especially among the Company’s current product offerings and core competencies, the opportunities to improve overall project/product returns with incremental investments are expected to increase. In addition, we believe that the continuous focus on such products and opportunities are strategic and key to the future success of the Company.

Acquisition of OASIS

On March 30, 2005, SMSC announced the acquisition of Karlsruhe, Germany-based OASIS, a leading provider of MOST technology, serving a top tier customer base of leading automakers and automotive suppliers. OASIS’ infotainment networking technology has been widely adopted by many European luxury and mid-market car brands, including Audi, BMW, DaimlerChrysler, Land Rover, Porsche, Saab and Volvo.

The initial cost of the acquisition at March 30, 2005 was approximately $118.6 million, including approximately $79.5 million of cash, 2.1 million shares of SMSC common stock, valued at $35.8 million, and an estimated $3.3 million of direct acquisition costs, including legal, banking, accounting and valuation fees. Included with the net assets acquired from OASIS was approximately $22 million of cash and cash equivalents; therefore SMSC’s initial net cash outlay for the transaction, including transaction costs, was approximately $60.5 million.

The terms of the agreement also provided the former OASIS shareholders the opportunity to earn up to $20 million of additional consideration, based upon achieving certain fiscal 2006 performance goals, the amount earned of which, if any, was indeterminable until February 28, 2006. Based upon fiscal 2006 performance, the Company has estimated that the former OASIS shareholders have earned an additional $17.8 million of consideration, consisting of approximately 0.2 million shares of SMSC common stock valued for accounting purposes as of February 28, 2006 at $5.4 million, and $12.4 million of cash, all of which was paid during the first quarter of fiscal 2007. SMSC’s existing cash balances were used as the source of the cash portion of the additional consideration. The aggregate, estimated value of this additional consideration was recorded as additional Goodwill and is also reflected within current liabilities on the Company’s consolidated balance sheet at February 28, 2006, and results in an aggregate purchase price for OASIS of $136.4 million as measured at February 28, 2006. See Part IV Item 15(a)(i) — Financial Statements — Note 4 and Note 20 for further discussion.

Geographic Information

The information below summarizes sales and revenues to unaffiliated customers for fiscal 2006, 2005 and 2004 by geographic region:

	2006	2005	2004
	(in thousands)

Taiwan	$149,153	$94,599	$106,279
Japan	54,293	42,073	37,005
United States	37,390	37,431	36,535
Germany	35,124	4,508	4,235
Other	43,158	30,204	31,819

	$319,118	$208,815	$215,873

It is expected that in future periods sales and revenues will increase at a more rapid rate in geographic regions outside of the United States.

The Company’s long-lived assets include net property and equipment, goodwill and other intangible assets, deferred income taxes and various long-lived financial instruments. Net property, plant and equipment by geographic area consists of the following:

As of February 28,	2006	2005
	(in thousands)

United States	$36,551	$22,196
Germany	1,261	18
Japan and Other Asia Pacific	328	416

Total	$38,140	$22,630

Intellectual Property

The Company believes that intellectual property is a valuable asset that has been, and will continue to be, important to the Company’s success. The Company has received numerous United States and foreign patents, or cross licenses to patents which relate to its technologies and additional patent applications are pending. The Company also has obtained certain domestic and international trademark registrations for its products and maintains certain details about its processes, products and strategies as trade secrets. It is the Company’s policy to protect these assets through reasonable means. To protect these assets, the Company relies upon nondisclosure agreements, contractual provisions, and patent, trademark, trade secret and copyright laws.

SMSC has patent cross-licensing agreements with more than thirty companies, including such semiconductor manufacturers as Intel Corporation, Micron Technology, Samsung Electronics Co., National Semiconductor Corporation and Toshiba Corporation, providing access to approximately 45,000 U.S. patents. Almost all of the Company’s cross-licensing agreements give SMSC the right to use patented intellectual property of the other companies royalty-free. SMSC also receives related payments from Intel. See Part IV Item 15(a) — Financial

Statements — Note 9, for further discussion on the Company’s agreement with Intel. In situations where the Company needs to acquire strategic intellectual property not covered by cross-licenses, the Company at times will seek to, and has entered into agreements to purchase or license the required intellectual property.

Backlog and Customers

The Company’s business is characterized by short-term order and shipment schedules, rather than long-term volume purchase contracts. The Company schedules production, the cycle for which is typically several months long, based generally upon a forecast of demand for its products, recognizing that subcontract manufacturers require long lead times to manufacture and deliver the Company’s final products. The Company modifies and rebalances its production schedules to actual demand as required. Sales are made primarily pursuant to purchase orders generally requiring delivery within one month, and at times, several months. Typical of industry practice, orders placed with the Company may be canceled or rescheduled by the customer on short notice without significant penalty. In addition, incoming orders and resulting backlog can fluctuate considerably during periods of perceived or actual semiconductor supply shortages or overages. As a result, the Company’s backlog may not be a reliable indicator of future sales and can fluctuate considerably.

From period to period, several key customers can account for a significant portion of the Company’s sales and revenues. Sales and revenues from significant customers for fiscal 2006, 2005 and 2004, stated as percentages of total sales and revenues, are summarized as follows:

	2006	2005	2004

Customer A	—	13%	16%
Customer B	—	11%	16%
Customer C	—	13%	12%
Customer D	—	—	12%
Customer E	11%	—	—
Customer F	10%	—	—
Customer G	15%	—	—

Subtotal of >10% customers	36%	37%	56%

*	Less than 10%

The Company expects that a small number of larger customers will continue to account for a significant portion of its sales and revenues in fiscal 2007 and for the foreseeable future. The Company does not believe that the change in identity of the customers from 2005-2006 represents a fundamental change in its business, rather the change in top customers, in part, is due to certain end user customers changing the distributor from whom they purchase the Company’s products.

Employees

At February 28, 2006, the Company employed 767 individuals, including 165 in sales, marketing and customer support, 159 in manufacturing and manufacturing support, 320 in research and product development and 123 in administrative support and facility maintenance activities.

The Company’s future success depends in large part on the continued service of key technical and management personnel and on its ability to continue to attract and retain qualified employees, particularly highly skilled design, product and test engineers involved in manufacturing existing products and the development of new products. The competition for such personnel is intense.

The Company has never had a work stoppage. None of SMSC’s employees are represented by labor organizations, and the Company considers its employee relations to be positive.

Item 1.A. — Risk Factors

Readers of this Annual Report on Form 10-K (“Report”) should carefully consider the risks described below, in addition to the other information contained in this Report and in the Company’s other reports filed or furnished with the SEC, including the Company’s prior and subsequent reports on Forms 10-Q and 8-K, in connection with any evaluation of the Company’s financial position, results of operations and cash flows.

The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect the Company’s operations. Any of the risks, uncertainties, events or circumstances described below could cause the Company’s financial condition or results of operations to be adversely affected.

THE COMPANY COMPETES IN COMPETITIVE INDUSTRIES AND HAS EXPERIENCED SIGNIFICANT VOLATILITY IN ITS STOCK PRICE

The Semiconductor Industry — The Company competes in the semiconductor industry, which has historically been characterized by intense competition, rapid technological change, cyclical market patterns, price erosion, periods of mismatched supply and demand and high volatility of results. The semiconductor industry has experienced significant economic downturns at various times in the past, characterized by diminished product demand and accelerated erosion of selling prices. In addition, many of the Company’s competitors in the semiconductor industry are larger and have significantly greater financial and other resources than the Company. General conditions in the semiconductor industry, and actions of specific competitors, could adversely affect the Company’s results.

The Personal Computer (“PC”) Industry — Demand for many of the Company’s products depends largely on sales of personal computers and peripheral devices. Reductions in the rate of growth of the PC market could adversely affect the Company’s operating results. In addition, as a component supplier to PC manufacturers, the Company may experience greater demand fluctuation than its customers themselves experience.

The PC industry is characterized by ongoing product changes and improvements, much of which is driven by several large companies whose own business strategies play significant roles in determining PC architectures. Future shifts in PC architectures may not always be anticipated or be consistent with the Company’s product design “roadmaps”.

The Company has a business strategy which involves targeting sales to market leading companies. These large companies also possess significant leverage in negotiating the terms and conditions of supply as a result of their market power. The Company may be forced in certain circumstances to accept potential liability exceeding the purchase price of the products sold by the Company, or various forms of potential consequential damages to avoid losing business to competitors. Such terms and conditions could adversely impact the revenues and margins earned by the Company.

Volatility of Stock Price — The volatility of the semiconductor industry has also been reflected historically in the market price of the Company’s common stock. The market price of the Company’s common stock can fluctuate significantly on the basis of such factors as the Company’s or its competitors’ introductions of new products, quarterly fluctuations in the Company’s financial results, announcements by the Company or its competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments; introduction of technologies or product enhancements that reduce the need for the Company’s products; the loss of, or decrease in sales to, one or more key customers; a large sale of stock by a significant shareholder; dilution from the issuance of the Company’s stock in connection with acquisitions; the addition or removal of our stock to or from a stock index fund; departures of key personnel; the required expensing of stock options or Stock Appreciation Rights (“SARs”); quarterly fluctuations in the Company’s guidance or in the financial results of other semiconductor companies; changes in the expectations of market analysts or investors, or general conditions in the semiconductor industry or in the financial markets. In addition, stock markets in general have experienced extreme price and volume volatility in recent years. This volatility has often had a significant impact on the stock prices of high technology companies, at times for reasons that appear unrelated to business performance.

The volatility of the stock price itself can impact the Company’s earnings because volatility is one measurement that is used in calculating the value of stock based compensation to employees. The value of such stock based compensation will be expensed for SMSC under the provisions of FAS 123(R) beginning in fiscal 2007. The impact of the adoption of FAS 123(R) is undetermined but is likely to have a material adverse impact on our results of operations. The impact of stock volatility on the new FAS 123(R) expense calculation is undetermined but generally higher volatility is expected to cause higher expenses.

THE COMPANY HAS LARGE CONCENTRATED CUSTOMERS AND MUST SATISFY DEMANDING PRICE, TECHNOLOGY AND QUALITY REQUIREMENTS

Product Development, Quality and Technological Change — The Company’s growth is highly dependent upon the successful development and timely introduction of new products at competitive prices and performance levels, with acceptable margins. The success of new products depends on various factors, including timely completion of product development programs, the availability of third party intellectual property on reasonable terms and conditions, market acceptance of the Company’s and its customers’ new products, achieving acceptable yields, securing sufficient capacity at a reasonable cost for the Company’s products and the Company’s ability to offer these new products at competitive prices.

The Company’s products are generally designed into its customers’ products through a competitive process that evaluates the Company’s product features, price, and many other considerations. In order to succeed in having the Company’s products incorporated into new products being designed by its customers, the Company seeks to anticipate market trends and meet performance, quality and functionality requirements of such customers and seeks to successfully develop and manufacture products that adhere to these requirements. In addition, the Company is expected to meet the timing and price requirements of its customers and must make such products available in sufficient quantities. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others.

Although the Company has significant processes and procedures in place in an attempt to guarantee the quality of its products, there can also be no assurance that the Company will not suffer unexpected yield or quality issues that could materially affect its operating results. The Company’s products are complex and may contain errors, particularly when first introduced or as new versions are released. The Company relies primarily on its in-house testing and quality personnel to design test operations and procedures to detect any errors prior to delivery of its products to its customers. Should problems occur in the operation or performance of the Company’s ICs, it may experience delays in meeting key introduction dates or scheduled delivery dates to its customers. These errors also could cause the Company to incur significant re-engineering costs, divert the attention of its engineering personnel from its product development efforts and cause significant customer relations and business reputation problems. Furthermore, a supply interruption or quality issue could result in claims by customers for recalls or rework of finished goods containing components supplied by the Company. Such claims can far exceed the revenues received by the Company for the sale of such products. Although the Company attempts to mitigate such risks via insurance, contractual terms, and maintaining buffer stocks of inventory, there can be no assurance that the Company will not receive such claims in the future, or that the Company will be able to maintain its customers if it refuses to be responsible for some portion of these claims.

As part of its product development cycle, the Company often is required to make significant investments well before it can expect to receive revenue from those investments. For example, investments to produce semiconductors for automotive companies, even if successful, may not result in a product appearing in an automobile and associated revenue until several years later. The long lead time between investment and revenue increases the risk associated with such investments. The Company’s operating results may be adversely affected if the product development cycle is delayed, or if the Company chooses the wrong products to invest in, or if product development costs exceed budgets.

The Company’s future growth will depend, among other things, upon its ability to continue to expand its product lines and products into new markets. To the extent that the Company attempts to compete in new markets, it may face competition from suppliers that have well-established market positions and products that have already been proven to be technologically and economically competitive. There can be no assurance that the Company will be successful in displacing these suppliers in the targeted applications.

Price Erosion — The semiconductor industry is characterized by intense competition. Historically, average selling prices in the semiconductor industry generally, and for the Company’s products in particular, have declined significantly over the life of each product. While the Company expects to reduce the average prices of its products over time as it achieves manufacturing cost reductions, competitive and other pressures may require the reduction of selling prices more quickly than such cost reductions can be achieved. If not offset by reductions in manufacturing costs or by a shift in the mix of products sold toward higher-margin products, declines in the average selling prices could reduce profit margins.

Strategic Relationships with Customers — The Company’s future success depends in significant part on strategic relationships with certain of its customers. If these relationships are not maintained, or if these customers develop their own solutions, adopt a competitor’s solution, or choose to discontinue their relationships with SMSC, the Company’s operating results could be adversely affected.

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

Customer Concentration and Shipments to Distributors — A limited number of customers account for a significant portion of the Company’s sales and revenues. The Company’s sales and revenues from any one customer can fluctuate from period to period depending upon market demand for that customer’s products, the customer’s inventory management of the Company’s products and the overall financial condition of the customer. Loss of an important customer could adversely impact the Company’s operating results.

A significant portion of the Company’s product sales are made through distributors. The Company’s distributors generally offer products of several different suppliers, including products that may be competitive with the Company’s products. Accordingly, there is risk that these distributors may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company’s products. In addition, the Company’s agreements with its distributors are generally terminable at the distributor’s option. No assurance can be given that future sales by distributors will continue at current levels or that the Company will be able to retain its current distributors on acceptable terms. A reduction in sales efforts by one or more of the Company’s current distributors or a termination of any distributor’s relationship with the Company could have an adverse effect on the Company’s operating results.

Customers may decide to significantly alter their purchasing patterns, because we do not have material long-term purchase contracts with our customers and substantially all of our sales are being made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty. Also, we do not generally obtain letters of credit or other security for payment from customers or distributors. Accordingly, we are not protected against accounts receivable default or bankruptcy by these entities. Our ten largest customers or distributors represent a substantial majority of our accounts receivable. If any such customer or distributor were to become insolvent or otherwise not satisfy their obligations to us, we could be materially harmed.

Shipments to Original Design Manufacturers (“ODMs”) — As part of its strategy, the Company is attempting to sell more products directly to certain significant ODMs . Some of these ODMs previously purchased the Company’s products through distributors. The Company is making this change because it believes it can better service its customers, and more efficiently manage its business, as a result. The Company’s sales and margins may be adversely affected if the Company does not properly execute the transition from indirect to direct sales for the designated ODMs. It is also possible that the Company’s sales via its distributors may suffer as a result of this strategy.

Seasonality of the Business — The Company’s business historically has been subject to repeated seasonality, with the first and last quarters of each fiscal year tending to be weaker than the second and third quarters. The seasonality of the Company’s business may adversely impact the Company’s stock price and result in additional volatility in the business. Because the Company expects a certain degree of seasonality in its results, it may fail to recognize an actual downturn in its business, and continue to make investments or other business decisions that adversely affect its business in the future.

Credit Issues — The Company attempts to mitigate its credit risk by doing business only with creditworthy entities, and by managing the amount of credit extended to its customers. However, the Company may choose to extend credit to certain entities because it is necessary to support the requirements of an important customer or for other reasons. In the past the Company has had to take certain charges against earnings as a result of the inability of certain of its customers to pay for goods received. There can be no assurance that the Company will not incur similar charges in the future.

THE COMPANY’S ’FABLESS’ BUSINESS MODEL IS HEAVILY CONCENTRATED IN ASIA, DEPENDENT ON A SMALL NUMBER OF WAFER AND ASSEMBLY COMPANIES WITH SIGNIFICANT LEVERAGE, AND REQUIRES THE COMPANY TO COMMIT TO CERTAIN QUANTITIES TO SECURE CAPACITY

Business Concentration in Asia — A significant number of the Company’s foundries and subcontractors are located in Asia. Many of the Company’s customers also manufacture in Asia or subcontract to Asian companies. A significant portion of the world’s personal computer component and circuit board manufacturing, as well as personal computer assembly, occurs in Asia, and many of the Company’s suppliers and customers are based in, or do significant business in, Taiwan. In addition, many companies are expanding their operations in Asia in an attempt to reduce their costs, and the Company is also exploring relationships with companies in Asia as part of its ongoing efforts to make its supply chain more efficient. This concentration of manufacturing and selling activity in Asia, and in Taiwan in particular poses risks that could affect the supply and cost of the Company’s products, including currency exchange rate fluctuations, economic and trade policies and the political environment in Taiwan, China and other Asian communities. For example, legislation in the United States restricting or adding tariffs to imported goods could adversely affect the Company’s operating results.

The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. We are not currently covered by insurance against business disruption caused by earthquakes as such insurance is not currently available on terms that we believe are commercially reasonable. Earthquakes, fire, flooding, lack of water or other natural disasters in Taiwan or the Pacific Rim region, or an epidemic, political unrest, war, labor strike or work stoppage in countries where our semiconductor manufacturers, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity. There can be no assurance that such alternate capacity could be obtained on commercially reasonable terms, if at all.

Reliance upon Subcontract Manufacturing — The vast majority of the Company’s products are manufactured and assembled by independent foundries and subcontract manufacturers under a “fabless” model. This reliance upon foundries and subcontractors involves certain risks, including potential lack of manufacturing availability, reduced control over delivery schedules, the availability of advanced process technologies, changes in manufacturing yields and potential cost fluctuations. During downturns in the semiconductor economic cycle, reduction in overall demand for semiconductor products could financially stress certain of the Company’s subcontractors, and assemblers in particular experienced financial stress during the Company’s last fiscal year. If the financial resources of such independent subcontractors are stressed, the Company may experience future product shortages, quality assurance problems, increased manufacturing costs or other supply chain disruptions.

During upturns in the semiconductor cycle, it is not always possible to adequately respond to unexpected increases in customer demand due to capacity constraints. The Company may be unable to obtain adequate foundry, assembly or test capacity from third-party subcontractors to meet customers’ delivery requirements even if the Company adequately forecasts customer demand. The Company typically does not have supply contracts with its third-party vendors which obligate the vendor to perform services and supply products for a specific period, in specific quantities, and at specific prices. The Company’s third-party foundry, assembly and test subcontractors typically do not guarantee that adequate capacity will be available within the time required to meet customer demand for products. In the event that these vendors fail to meet required demand for whatever reason, the Company expects that it would take up to twelve months to transition performance of these services to new providers. Such a transition may also require qualification of the new providers by the Company’s customers or their end customers.

Over the past year the Company received several unexpected price increases from several entities that assemble or package products. In the past there have been periods of shortage of capacity among companies that supply assembly services. Although the Company resists attempts by suppliers to increase prices, there can be no assurance that the Company’s margins will not be impacted in fiscal year 2007 or other future periods as a result of a shortage of capacity or price increases in assembly or other services. Because at various times the capacity of either wafer producers or assemblers can been limited, the Company may be unable to satisfy the demand of its customers, or may have to accept price increases or other compensation arrangements that increase its operating expenses and erode its margins.

Forecasts of Product Demand — The Company generally must order inventory to be built by its foundries and subcontract manufacturers well in advance of product shipments. Production is often based upon either internal or customer-supplied forecasts of demand, which can be highly unpredictable and subject to substantial fluctuations. Because of the volatility in the Company’s markets, there is risk that the Company may forecast incorrectly and produce excess or insufficient inventories. This inventory risk is increased by the trend for customers to place orders with shorter lead times and the customers’ ability to cancel or reschedule existing orders. In addition, the Company is sometimes the only supplier of a particular part to a customer. The value of the product line using the Company’s product may far exceed the value of the particular product sold by the Company to its customer. The Company may be forced to carry additional inventory of certain products to insure that its customers avoid production interruptions and to avoid claims being made by its customers for supply shortages.

Prior to purchasing the Company’s products, customers require that products undergo an extensive qualification process, which involves testing of the products in the customer’s system as well as rigorous reliability testing. This qualification process may continue for six months or longer. However, qualification of a product by a customer does not ensure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the integrated circuit or software, changes in the integrated circuit’s manufacturing process or the selection of a new supplier by us may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After products are qualified, it can take an additional six months or more before the customer commences volume production of components or devices that incorporate these products. Despite these uncertainties, the Company devotes substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying its products with customers in anticipation of sales. If the Company is unsuccessful or delayed in qualifying any products with a customer, such failure or delay would preclude or delay sales of such product to the customer, which may impede the Company’s growth and cause its business to suffer.

THE COMPANY’S SUCCESS DEPENDS ON THE EFFECTIVENESS OF ITS ACQUISITIONS, RETAINING AND INTEGRATING KEY PERSONNEL, AND MANAGING INTELLECTUAL PROPERTY RISKS

Strategic Business Acquisitions — The Company has made strategic acquisitions of complementary businesses, products and technologies in the past, including the OASIS acquisition in 2005, and may continue to pursue such acquisitions in the future as business conditions warrant. Business acquisitions can involve numerous risks, including: unanticipated costs and expenses; risks associated with entering new markets in which the Company has little or no prior experience; diversion of management’s attention from its existing businesses; potential loss of key employees, particularly those of the acquired business; differences between the culture of the acquired company and the Company, difficulties in integrating the new business into the Company’s existing businesses, potential dilution of future earnings; and future impairment and write-offs of purchased goodwill, other intangible assets, and fixed assets due to unforeseen events and circumstances. Although the Company believes it has managed the OASIS acquisition well to date, there is no guarantee that the OASIS or other acquisitions in the future will produce the benefits intended. Future acquisitions also could cause the Company to incur debt or contingent liabilities or cause the Company to issue equity securities that could negatively impact the ownership percentages of existing shareholders.

Protection of Intellectual Property — The Company has historically devoted significant resources to research and development activities and believes that the intellectual property derived from such research and development is a valuable asset that has been, and will continue to be, important to the Company’s success. The Company relies upon nondisclosure agreements, contractual provisions and patent and copyright laws to protect its proprietary rights. No assurance can be given that the steps taken by the Company will adequately protect its proprietary rights. During its history, the Company has executed patent cross-licensing agreements with many of the world’s largest semiconductor suppliers, under which the Company receives and conveys various intellectual property rights. Many of these agreements are still effective. The Company could be adversely affected should circumstances arise that results in the early termination of these agreements. In addition, the Company also frequently licenses intellectual property from third parties to meet specific needs as it develops its product portfolio. The Company’s competitive position and its results could be adversely affected if it is unable to license desired intellectual property at all, or on commercially reasonable terms.

Infringement and Other Claims — Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, the Company has received, and expects to continue to receive notices claiming that the Company has infringed upon or misused other parties’ proprietary rights. The Company has also in the past received, and may again in the future receive, notices of claims related to business transactions conducted with third parties, including asset sales and other divestitures.

If it is determined that the Company’s products or processes were to infringe on other parties’ intellectual property rights, a court might enjoin the Company from further manufacture and/or sale of the affected products. The Company would then need to obtain a license from the holders of the rights and/or reengineer its products or processes in such a way as to avoid the alleged infringement. There can be no assurance that the Company would be able to obtain any necessary license on commercially reasonable terms acceptable to the Company or that the Company would be able to reengineer its products or processes to avoid infringement. An adverse result in litigation arising from such a claim could involve the assessment of a substantial monetary award for damages related to past product sales that could have a material adverse effect on the Company’s result of operations and financial condition. In addition, even if claims against the Company are not valid or successfully asserted, defense against the claims could result in significant costs and a diversion of management and resources. The Company might also be forced to settle such a claim even if not valid as a result of pressure from its customers, because of the expense of defense, or because the risk of contesting such a claim is simply too great. Such settlements could adversely affect the Company’s profitability.

Dependence on Key Personnel — The success of the Company is dependent in large part on the continued service of its key management, engineering, marketing, sales and support employees. Competition for qualified personnel is intense in the semiconductor industry, and the loss of current key employees, or the inability of the Company to attract other qualified personnel, including the inability to offer competitive stock-based and other compensation, could hinder the Company’s product development and ability to manufacture, market and sell its products. We believe that our future success will be dependent on retaining the services of our key personnel, developing their successors and certain internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles when they occur.

THE COMPANY’S RESULTS COULD BE ADVERSELY AFFECTED FROM FAILURE TO COMPLY WITH LEGAL AND REGULATORY REQUIREMENTS

Internal Controls Over Financial Reporting — Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to evaluate the effectiveness of its system of internal controls over financial reporting as of the end of each fiscal year, beginning with fiscal 2005, and to include a report by management assessing the effectiveness of its system of internal controls over financial reporting within its annual report. Section 404 also requires the Company’s independent registered public accounting firm to attest to, and report on, management’s assessment of the Company’s system of internal controls over financial reporting.

The Company’s management does not expect that its system of internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must recognize that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving the Company have been, or will be, detected. These inherent limitations include faulty judgments in decision-making and breakdowns that may occur because of simple error or mistake. Controls can also be circumvented by individual acts, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and the Company cannot provide assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. In addition, because of the Company’s revenue recognition policies, the accuracy of the Company’s financial statements is dependent on data received from third party distributors (refer to Part I Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion). Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In addition, as described in greater detail in Part II Item 9.A. — Controls and Procedures, management has excluded from its assessment of internal controls certain elements of the internal control over financial reporting for those parts of its business that were acquired via the purchase of OASIS.

Although the Company’s management has concluded that its system of internal controls over financial reporting was effective as of February 28, 2006, there can be no assurance that the Company or its independent registered public accounting firm will not identify a material weakness in the system of internal controls over financial reporting in the future. A material weakness in the Company’s system of internal controls over financial reporting would require management and the Company’s independent registered public accounting firm to evaluate the Company’s system of internal controls as ineffective. This in turn could lead to a loss of public confidence, which could adversely affect the Company’s business and the price of its common stock.

Corporate Governance — In recent years, the Nasdaq National Market, on which the Company’s common stock is listed, has adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased, and may continue to increase, the scope, complexity and cost of the Company’s corporate governance, reporting and disclosure practices. Failure to comply with these rules and regulations could adversely affect the Company, and in a worst case, result in the delisting of its stock. As a result of these rules, the Company’s board members, Chief Executive Officer, Chief Financial Officer and other corporate officers could also face increased risks of personal liability in connection with the performance of their duties. As a result, the Company may have difficulty attracting and retaining qualified board members and officers, which would adversely affect its business. Further, these developments could affect the Company’s ability to secure desired levels of directors’ and officers’ liability insurance, requiring the Company to accept reduced insurance coverage or to incur substantially higher costs to obtain coverage.

Changes in Accounting for Equity Compensation — The Company has historically used stock options as a key component of employee compensation in order to align employees’ interests with the interests of its stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board (“FASB”) has recently adopted changes to generally accepted accounting principles known as Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (revised 2004) (“SFAS 123(R)”) that will require a charge to earnings for employee stock option grants and other equity incentives beginning in the first quarter of fiscal 2007. To the extent that this or other new regulations make it more difficult or expensive to grant options to employees, the Company may incur increased compensation costs. The Company may also consider changes to its equity compensation strategy and find it more difficult to attract, retain and motivate employees. Any of these results could materially and adversely affect the Company’s business.

Environmental Regulation — Environmental regulations and standards are established worldwide to control discharges, emissions, and solid wastes from manufacturing processes. Within the United States, federal, state and local agencies establish these regulations. Outside of the United States, individual countries and local governments establish their own individual standards. The Company believes that its activities conform to present environmental regulations and historically the effects of this compliance have not had a material effect on the Company’s capital expenditures, operating results, or competitive position. Future environmental compliance requirements, as well as amendments to or the adoption of new environmental regulations or the occurrence of an unforeseen circumstance could subject the Company to fines or require the Company to acquire expensive remediation equipment or to incur other expenses to comply with environmental regulations.

Item 1.B. — Unresolved Staff Comments

The Company has received no written comments from the SEC staff regarding its periodic or current reports as filed under the Securities Exchange Act of 1934, nor on any filings made pursuant to the Securities Act of 1933, that remain unaddressed or unresolved as of the filing date of this Report.

Item 2. — Properties

SMSC’s headquarters facility is located in Hauppauge, New York, where it owns a 200,000 square foot building and conducts research, development, product testing, warehousing, shipping, marketing, selling and administrative activities.

During the first quarter of fiscal 2007, the Company will complete the expansion of its owned Hauppauge, New York facility that will increase the utilization of the building, previously occupying 80,000 square feet, to approximately 200,000 square feet (the entirety of that facility). During fiscal 2006, the Company leased a separate 50,000 square foot facility located in Hauppauge New York while it progressed toward the completion of this expansion project. The Company currently estimates that the final cost of this expansion will be approximately $24 million, of which $19.3 million had been expended through February 28, 2006.

In addition, the Company maintains offices in leased facilities as follows:

		Approximate
Location	Activities	Square footage	Lease Expiration

Munich, Germany	Sales	2,400	May 2006
Hauppauge, New York	Administrative, Engineering and Sales	50,000	May 2006
Lake Oswego, Oregon	Sales	400	July 2006
Shenzhen, China	Sales	400	September 2006
Durham, North Carolina	Sales,	200	September 2006
	Administrative and Engineering,
Tokyo, Japan	Manufacturing, Sales	9,000	September 2006
	Administrative and Engineering
Taipei, Taiwan, Republic of China	Manufacturing and Sales	5,900	October 2006
Singapore	Sales	200	October 2006
Seoul, South Korea	Sales,	2,500	December 2006
	Administrative and Engineering
Gothenburg, Sweden	Manufacturing and Sales	2,000	February 2007
Osaka-Shi Osaka, Japan	Administrative, Engineering and Sales	330	March 2007
Hong Kong, China	Administrative and Sales	200	April 2007
San Jose, California	Sales	3,300	May 2008
Austin, Texas	Administrative, Engineering, and Sales	16,200	August 2008
Phoenix, Arizona	Administrative, Engineering, and Sales	16,000	August 2008
Shanghai, China	Sales	3,700	July 2009
Sterling Heights, Michigan	Sales	1,700	December 2009
Austin, Texas	Administrative, Engineering and Sales	27,000	December 2009
Tucson, Arizona	Administrative, Engineering and Sales	8,000	March 2010
Karlsruhe, Germany	Manufacturing and Sales	38,700	February 2011

The Company believes that all of its facilities are in good condition, adequate for intended use and sufficient for its immediate needs. The Company will not renew its Hauppauge, New York facility lease, but does expect to renew the lease on its Munich, Germany and Tokyo, Japan offices. It is not certain whether the Company will negotiate new leases on its other facilities as existing leases expire. Such determinations will be made as existing leases approach expiration and will be based on an assessment of requirements and market conditions at that time. Further, management believes that additional space can be obtained, if necessary, based on prior experience and current and expected real estate market conditions.

Item 3. — Legal Proceedings

From time to time as a normal consequence of doing business, various claims and litigation may be asserted or commenced against the Company. In particular, the Company in the ordinary course of business may receive claims that its products infringe the intellectual property of third parties, or that customers have suffered damage as a result of defective products allegedly supplied by the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability for damages and/or invalidate its proprietary rights. Any lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention, and an adverse outcome of any significant matter could have a material adverse effect on the Company’s consolidated results of operations or cash flows in the quarter or annual period in which one or more of these matters are resolved. The Company believes that at this time there is no pending or threatened litigation that is likely to have a material adverse effect on the Company.

Item 4. — Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2006.

PART II

Item 5. —	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is traded in the over-the-counter market under the NASDAQ symbol SMSC. Trading is reported in the NASDAQ National Market. There were approximately 942 holders of record of the Company’s common stock at February 28, 2006.

The following table sets forth the high and low trading prices, for the periods indicated, for SMSC’s common stock as reported by the NASDAQ National Market System:

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low

First Quarter	$18.18	$13.39	$30.70	$20.76
Second Quarter	26.13	16.07	25.22	14.44
Third Quarter	31.41	23.65	27.00	14.15
Fourth Quarter	34.97	27.50	25.60	14.94

Dividend Policy

The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has never paid a cash dividend, and does not currently expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the caption “Equity Compensation Plan Information,” appearing in the 2006 Proxy Statement related to the 2006 Annual Meeting of Stockholders (the 2006 Proxy Statement), is hereby incorporated by reference. For additional information on the Company’s stock-based compensation plans, refer to Part IV Item 15(a) — Financial Statements — Note 15.

Common Stock Repurchase Program

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. In July 2000, the authorization was expanded from one million shares to two million shares and in July 2002 the authorization was expanded from two million shares to three million shares. As of February 28, 2006, the Company has repurchased approximately 2.0 million shares of its common stock at a cost of $26.0 million under this program, including 150,000 shares repurchased at a cost of $2.2 million in fiscal 2006 (none in the fourth quarter), and 21,800 shares repurchased at a cost of $0.3 million in fiscal 2005. No shares were repurchased during fiscal 2004. The Company currently holds repurchased shares as treasury stock, reported at cost.

Item 6. — Selected Financial Data

Standard Microsystems Corporation and Subsidiaries
SELECTED FINANCIAL DATA

As of February 28 or 29, and for the fiscal years then ended	2006	2005	2004	2003	2002
	(in thousands, except per share data)

Operating Results
Product sales	$308,345	$197,803	$191,969	$154,244	$128,528
Intellectual property revenues	10,773	11,012	23,904	1,273	30,770

Total sales and revenues	319,118	208,815	215,873	155,517	159,298

Costs of good sold	172,309	114,066	106,236	86,093	81,264
Research and development	58,274	42,988	38,793	31,166	31,178
Selling, general and administrative	68,508	48,759	42,168	36,268	32,744
Amortization of intangible assets	5,802	1,113	1,311	1,167	—
In-process research and development	895	—	—	—	—
Gains on real estate transactions	—	(1,017)	(1,444)	—	—
Settlement charge	—	6,000	—	—	—
Restructuring costs	—	—	—	(247)	7,734
Operating income (loss)	13,330	(3,094)	28,809	1,070	6,378
Other income (expense), net	3,212	2,429	985	(14,446)	4,308
Income (loss) from continuing operations	12,030	1,602	21,542	(6,971)	7,475
Net loss from discontinued operations	—	—	(24)	(500)	(1,564)
Net income (loss)	12,030	1,602	21,518	(7,471)	5,911
Gain on redemption of preferred stock of subsidiary	—	—	6,685	—	—
Net income (loss) applicable to common shareholders	$12,030	$1,602	$28,203	$(7,471)	$5,911

Diluted net income (loss) per share
Income (loss) from continuing operations	$0.55	$0.08	$1.17	$(0.42)	$0.44
Net income (loss)	0.55	0.08	1.16	(0.45)	0.35
Net income (loss) applicable to common shareholders	0.55	0.08	1.53	(0.45)	0.35
Diluted weighted average common shares outstanding	21,998	19,318	18,479	16,538	16,900
Balance Sheet and Other Data
Cash and liquid investments	$155,033	$172,645	$173,897	$112,897	$126,660
Working capital	$172,710	$214,655	$191,199	$145,639	$154,981
Capital expenditures	$23,750	$8,432	$10,380	$5,695	$4,488
Depreciation and amortization	$16,654	$11,534	$9,984	$9,809	$10,760
Total assets	$448,210	$319,259	$310,025	$252,607	$236,063
Long-term obligations	$17,330	$12,326	$12,104	$12,037	$6,973
Shareholders’ equity	$333,969	$269,849	$262,102	$204,012	$193,453
Book value per common share	$15.18	$14.44	$14.27	$12.17	$12.14

This selected financial data should be read in conjunction with the financial statements as set forth in Part IV Item 15(a) — Financial Statements and Part II. Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The operating results presented above reflect:

•	The receipts of $10.3 million, $10.0 million, $22.5 million and $29.6 million of special intellectual property payments in fiscal 2006, 2005, 2004 and 2002, respectively, as more fully described in Part IV Item 15(a) — Financial Statements — Note 9.

•	Sales of real estate in fiscal 2005 and 2004, as more fully described in Part IV Item 15(a) — Financial Statements — Note 11.

•	A litigation settlement charge of $6.0 million in fiscal 2005, as more fully described in Part IV Item 15(a) — Financial Statements — Note 17.

•	The write-off of inventory held by one of the Company’s distributors during fiscal 2005, as more fully described in Part IV Item 15(a) — Financial Statements — Note 2.

•	The Company’s acquisition of OASIS SiliconSystems Holding AG in fiscal 2006, as more fully described in Part IV Item 15(a) — Financial Statements — Note 4.

•	The Company’s acquisition of Gain Technology Corporation in fiscal 2003, as more fully described in Part IV Item 15(a) — Financial Statements — Note 5.

•	$16.3 million of investment impairment charges recorded in fiscal 2003, for investments in Chartered Semiconductor and SMC Networks Inc.

•	$9.0 million of business restructuring charges recorded in fiscal 2002, including $1.3 million within Costs of goods sold and $7.7 million within Operating expenses.

Item 7. — Management’s Discussion and Analysis of Financial Conditions and Results of Operations

GENERAL

The following discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes, included in Part IV Item 15(a) — Financial Statements, of this Report.

Forward-Looking Statements

Portions of this Report may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs and assumptions, current expectations, estimates and projections. Such statements, including statements relating to the Company’s expectations for future financial performance, are not considered historical facts and are considered forward-looking statements under the federal securities laws. Words such as “believe,” “expect,” “anticipate” and similar expressions identify forward-looking statements. These risks and related uncertainties may cause the Company’s actual future results to be materially different from those discussed in forward-looking statements. The Company’s risks and uncertainties include the timely development and market acceptance of new products; the impact of competitive products and pricing; the Company’s ability to procure capacity from suppliers and the timely performance of their obligations, the effects of changing economic conditions domestically and internationally and on its customers; changes in customer order patterns, relationships with and dependence on customers and growth rates in the personal computer, consumer electronics and embedded and automotive markets and within the Company’s sales channel; changes in customer order patterns, including order cancellations or reduced bookings; the effects of tariff, import and currency regulation; potential or actual litigation; and excess or obsolete inventory and variations in inventory valuation, among others. In addition, SMSC competes in the semiconductor industry, which has historically been characterized by intense competition, rapid technological change, cyclical market patterns, price erosion and periods of mismatched supply and demand.

The Company’s forward looking statements are qualified in their entirety by the inherent risks and uncertainties surrounding future expectations and may not reflect the potential impact of any future acquisitions, mergers or divestitures. All forward-looking statements speak only as of the date hereof and are based upon the information available to SMSC at this time. Such statements are subject to change, and the Company does not undertake to update such statements, except to the extent required under applicable law and regulation. These and other risks and uncertainties, including potential liability resulting from pending or future litigation, are detailed from time to time in the Company’s periodic and current reports as filed with the SEC. Readers are advised to review other sections of this Report, including Part I Item 1.A. — Risk Factors, for a more complete discussion of these and other risks and uncertainties. Other cautionary statements and risks and uncertainties may also appear elsewhere in this Report.

Description of Business

Standard Microsystems Corporation (the “Company” or “SMSC”) designs and sells a wide variety of silicon-based integrated circuits that incorporate digital or analog signal processing technologies, or both (referred to as “mixed-signal”).

The Company’s integrated circuits and systems provide a wide variety of signal processing attributes that are incorporated by its globally diverse customers into a wide variety of end products in the mobile and desktop personal computer (“PC”), consumer electronics and infotainment, and industrial and other markets. These semiconductor products generally provide connectivity, networking, or input/output control solutions for a variety of high-speed communication, computer and related peripheral, consumer electronic device, industrial control system, or auto infotainment applications. The market for these solutions is increasingly diverse, and the Company’s various technologies are increasingly used in various combinations and in alternative applications.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of sales and revenues and expenses during the reporting period.

SMSC believes the following critical accounting policies and estimates are important to the portrayal of the Company’s financial condition, results of operations and cash flows, and require critical management judgments and estimates about matters that are inherently uncertain. Although management believes that its judgments and estimates are appropriate and reasonable, actual future results may differ from these estimates, and to the extent that such differences are material, future reported operating results may be affected.

Revenue Recognition

Sales and revenues and associated gross profit from shipments to the Company’s distributors, other than to distributors in Japan, are deferred until the distributors resell the products. Shipments to distributors, other than to distributors in Japan, are made under agreements allowing price protection and limited rights to return unsold merchandise. In addition, SMSC’s shipments to its distributors may be subject from time to time to short-term fluctuations as distributors manage their inventories to current levels of end-user demand. Therefore, SMSC considers the policy of deferring revenue on shipments to distributors to be a more meaningful presentation of the Company’s operating results, as it allows investors to better understand end-user demand for the products that SMSC sells through distribution channels, and it better focuses the Company on end-user demand. This policy is a common practice within the semiconductor industry. The Company’s revenue recognition is therefore highly dependent upon receiving pertinent, accurate and timely data from its distributors. Distributors routinely provide the Company with product, price, quantity and end customer data when products are resold, as well as report the quantities of the Company’s products that are still in their inventories. In determining the appropriate amount of revenue to recognize, the Company uses this data and applies judgment in reconciling any differences between the distributors’ reported inventories and shipment activities. Although this information is reviewed and verified for accuracy, any errors or omissions made by the Company’s distributors and not detected by the Company, if material, could affect reported operating results.

Shipments made by the Company’s Japanese subsidiary to distributors in Japan are made under agreements that permit limited or no stock return or price protection privileges. SMSC recognizes revenue from product sales to distributors in Japan, and to original equipment manufacturers (OEMs), at the time of shipment, net of appropriate reserves for product returns and allowances. For these revenues, the Company must make assumptions and estimates of future product returns and sales allowances, and any differences between those estimates and actual results, if material, could affect reported operating results.

Inventories

The Company’s inventories are comprised of complex, high technology products that may be subject to rapid technological obsolescence and which are sold in a highly competitive industry. Inventories are valued at the lower of first-in, first-out cost or market, and are reviewed for product obsolescence and impairment in value, based upon assumptions of future demand and market conditions. The Company often receives orders from customers and distributors requesting delivery of product on relatively short notice and with lead times that are shorter than the manufacturing cycle time. In order to provide competitive delivery times to its customers, the Company builds and stocks a certain amount of inventory in anticipation of customer demand that may or may not materialize. Historically, forecasts of customer demand, particularly at a part-number level, are challenging and can vary significantly from actual future demand. In addition, as is common in the semiconductor industry, customers may be allowed to cancel orders with minimal advance notice. These dynamics create risks that the Company may forecast incorrectly and consequently produce excess or insufficient inventories.

When it is determined that specific inventory is stated at a higher value than that which can be recovered, the Company writes this inventory down to its estimated realizable value with a charge to costs of goods sold. While the Company endeavors to appropriately forecast customer demand and stock commensurate levels of inventory, unanticipated inventory write-downs may be required in future periods relating to inventory on hand as of any reported balance sheet.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimated losses are based upon historical bad debts, specific customer creditworthiness and current economic trends. The Company regularly performs credit evaluations consisting primarily of reviews of its customers’ financial condition, using information provided by the customers as well as publicly available information, if any. If the financial condition of an individual customer or group of customers deteriorates, resulting in such customers’ inability to make payments within approved credit terms, additional allowances may be required.

Valuation of Long-Lived Assets

Long-lived assets, including property, plant and equipment, and intangible assets, are monitored and reviewed for impairment in value whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of the related asset and its eventual disposition. The estimated cash flows are based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to factors such as technological changes, economic conditions, and changes in the Company’s business model or operating performance. If at the time of such evaluation the sum of expected undiscounted cash flows (excluding interest) is below the carrying value, an impairment loss is recognized, which is measured as the amount by which the carrying value exceeds the fair value of the asset.

Goodwill is tested for impairment in value annually, as well as when an event or circumstance occurs indicating a possible impairment in value. The Company completed its most recent annual goodwill impairment review during the fourth quarter of fiscal 2006, during which no impairment in value was identified. Unless an indicator of impairment is identified earlier, the next goodwill impairment review will be performed in the fourth quarter of fiscal 2007.

Marketable and non-marketable long-term equity investments are also monitored for indications of impairment in value. The Company records an impairment charge against these investments when the investment is judged to have experienced a decline in value that is other than temporary. Judgments regarding the value of non-marketable equity investments are subjective and dependent upon management’s assessment of the performance of the investee and its prospects for future success. During the third quarter of fiscal 2003, impairment charges totaling $16.3 million were recorded against two such investments, both of which were subsequently sold during fiscal 2004. As of February 28, 2006, the Company had no significant long-term equity investments.

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

The Company regularly evaluates the realizability of its deferred tax assets by assessing its forecasts of future taxable income and reviewing available tax planning strategies that could be implemented to realize the deferred tax assets. At February 28, 2006, the Company had $25.8 million of deferred tax assets (considered fully realizable) and $9.8 million of deferred tax liabilities. Factors that may affect the Company’s ability to achieve sufficient future taxable income for purposes of realizing its deferred tax assets include declines in sales and revenues or gross profit, increased competition and loss of market share, delays in product availability, and technological obsolescence.

Legal Contingencies

From time to time, the Company is subject to legal proceedings and claims, including claims of alleged infringement of patents and other intellectual property rights and other claims arising in the ordinary course of business. These contingencies require management to assess the likelihood and possible cost of adverse judgments or outcomes. Liabilities for legal contingencies are accrued when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. There can be no assurance that any third-party assertions against the Company will be resolved without costly litigation, in a manner that is not adverse to its financial position, results of operations or cash flows. In addition, the resolution of any future intellectual property litigation may subject the Company to royalty obligations, product redesigns or discontinuance of products, any of which could adversely impact future profitability.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Share-Based Payments (“SFAS 123(R)”). The scope of SFAS 123(R) includes a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted the option of continuing to apply the guidance in APB 25, provided that the footnotes to the consolidated financial statements disclosed pro forma net income and net income per share, as if the preferable fair-value-based method had been applied. SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) is effective for the first annual reporting period that begins after June 15, 2005 (SMSC’s fiscal year ending February 28, 2007). The Company is currently evaluating the impact of SFAS 123(R), but believes that the adoption of this statement will likely have a material adverse impact on its consolidated financial position, results of operations and cash flows.

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is required to be applied to reporting periods beginning after December 15, 2005 (SMSC’s fiscal quarter ending May 31, 2006). The Company does not expect the adoption of this FSP in the first quarter of fiscal 2007 to have a material impact on its consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which changes the requirements for the accounting for and reporting of voluntary changes in accounting principles. SFAS 154 requires retrospective application to prior periods’ consolidated financial statements of changes in accounting principles, unless impracticable. SFAS 154 supersedes APB Opinion No. 20, Accounting Changes (“APB 20”), which previously required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between retrospective application of an accounting principle and the restatement of consolidated financial statements to reflect the correction of an error. SFAS 154 carries forward without changing the guidance contained in APB 20 for reporting the correction of an error in previously issued consolidated financial statements and a change in accounting estimate. SFAS 154 applies to voluntary changes in accounting principles that are made in fiscal years beginning after December  15, 2005 (SMSC’s fiscal year ending February 28, 2007). The Company does not expect the adoption of SFAS 154 in the first quarter of fiscal 2007 to have a material impact on its consolidated financial statements.

BUSINESS ACQUISITION

On March 30, 2005, SMSC announced the acquisition of Karlsruhe, Germany-based OASIS SiliconSystems Holding AG (“OASIS”), a leading provider of Media Oriented Systems Transport (“MOST®” or “MOST”) technology, serving a top tier customer base of leading automakers and automotive suppliers. OASIS’ infotainment networking technology has been widely adopted by many European luxury and mid-market car brands, including Audi, BMW, DaimlerChrysler, Land Rover, Porsche, Saab and Volvo.

The initial cost of the acquisition at March 30, 2005 was approximately $118.6 million, including approximately $79.5 million of cash, 2.1 million shares of SMSC common stock, valued at $35.8 million, and an estimated $3.3 million of direct acquisition costs, including legal, banking, accounting and valuation fees. Included with the net assets acquired from OASIS was approximately $22 million of cash and cash equivalents; therefore SMSC’s initial net cash outlay for the transaction, including transaction costs, was approximately $60.5 million.

The terms of the agreement also provided the former OASIS shareholders the opportunity to earn up to $20 million of additional consideration, based upon achieving certain fiscal 2006 performance goals, the amount earned of which, if any, was indeterminable until February 28, 2006. Based upon fiscal 2006 performance, the Company determined that the former OASIS shareholders earned an additional $17.8 million of consideration, consisting of approximately 0.2 million shares of SMSC common stock valued for accounting purposes as of February 28, 2006 at $5.4 million, and $12.4 million of cash, all of which was paid during the first quarter of fiscal 2007. SMSC’s existing cash balances were used to fund the cash portion of the additional consideration. This additional consideration was recorded as additional Goodwill and a corresponding liability was reflected within current liabilities on the Company’s consolidated balance sheet at February 28, 2006, resulting in an aggregate purchase price for OASIS of $136.4 million. Refer to Part IV Item 15(a) — Financial Statements — Note 20, for additional information on the final computation and settlement of this obligation.

RESULTS OF OPERATIONS

Fiscal Year Ended February 28, 2006 Compared to Fiscal Year Ended February 28, 2005

Sales and Revenues

SMSC’s sales and revenues are comprised of sales of products across three strategically targeted “vertical” end-markets, as well as intellectual property revenues (consisting of royalties and similar contractual payments), as presented in the following table for fiscal 2006 and 2005 (dollars in millions):

	Fiscal 2006		Fiscal 2005
	Amount	Percent	Amount	Percent

Mobile and Desktop PC	$155.7	51%	$114.4	58%
Consumer Electronics and Infotainment	106.7	35%	35.8	18%
Industrial and Other	45.9	15%	47.6	24%

Total Product Sales	308.3	100%	197.8	100%
Intellectual Property Revenues	10.8		11.0

Total Sales and Revenues	$319.1		$208.8

The Company’s sales and revenues for fiscal 2006 were $319.1 million, consisting of $308.3 million of product sales and $10.8 million of intellectual property revenues, compared to fiscal 2005 sales and revenues of $208.8 million, consisting of $197.8 million of product sales and $11.0 million of intellectual property revenues. Product sales in fiscal 2006 include $52.8 million of sales from shipments of OASIS products subsequent to the March 30, 2005 acquisition date.

Sales of Mobile and Desktop PC products increased by approximately $41.3 million or 36.1% in fiscal 2006, driven primarily by an increase in sales of Mobile PC products reflecting strong market demand in mobile computing applications, as well as increased sales of Environmental Monitoring and Control (“EMC”) products, as the Company broadened its EMC product offerings in fiscal 2006. Sales of Mobile PC products in fiscal 2006 also included $1.1 million of sales associated with a prior accounts receivable collectibility issue, as more fully described below. SMSC’s sales of Desktop PC products were up modestly in fiscal 2006, despite softer market demand for desktop PCs.

Sales from Mobile PC product shipments were adversely impacted in fiscal 2005 by an accounts receivable collectibility issue with one of the Company’s Taiwan-based component distributors. In the third quarter of fiscal

2005, the Company determined that this long-time customer, whose credit and payment history with the Company had consistently been satisfactory, was experiencing financial distress and a lack of liquidity. As collectibility was not reasonably assured, the Company deferred recognition of approximately $5.4 million of product sales and corresponding trade receivables for shipments made to this distributor during the second half of fiscal 2005. The related inventory for these product sales, at a cost of approximately $2.7 million, had already been shipped to and resold by the distributor prior to identification of the collectibility issue and was fully charged to costs of goods sold in fiscal 2005. As the financial condition of this customer is still uncertain, the Company has ceased conducting business with this distributor. Future recovery of the remaining unpaid obligation to SMSC is as yet uncertain. The Company successfully arranged alternate channels for delivery of these products to its end customers, and no disruption occurred in the supply of the Company’s products.

Sales of Consumer Electronics and Infotainment products increased by approximately $70.9 million or 198.0%, primarily as a result of the March 2005 acquisition of OASIS (approximately $52.7 million of the noted increase), as well as stronger sales of connectivity and networking products for consumer electronics applications. Expanded product offerings of connectivity and networking products in fiscal 2006 accounted for most of the organic sales growth in this end-market this fiscal year.

Industrial and Other sales primarily represent sales from products used within industrial information networking and server applications in various business, service, factory, transportation and telecommunications environments. Sales of Industrial and Other products declined $1.7 million, or 3.6%, to $45.9 million, as a decrease in market demand for SMSC’s embedded computing designs was experienced and only partially offset by increased demand for embedded networking technology. The Company expects that overall industrial market adoption rates of embedded technology and market penetration due to enhanced product offerings will increase in the future.

Intellectual property revenues include $10.3 million and $10.0 million in fiscal 2006 and 2005, respectively, received from Intel Corporation pursuant to the terms of a September 2003 business agreement. Intellectual property revenues for fiscal 2006 include payments under this agreement of $2.5 million in the first, second and third quarters and $2.8 million in the fourth quarter. Fiscal 2005 results include the payments of $2.5 million in each of the fiscal year’s quarterly periods.

Sales and revenues by geographic region for fiscal years 2006 and 2005 were as follows:

	Fiscal
	2006	2005
	(in millions)

Taiwan	$149.1	$94.6
Japan	54.3	42.1
United States	37.4	37.4
Germany	35.1	4.5
Other	43.2	30.2

	$319.1	$208.8

Intellectual property revenues received from Intel are included within the United States. The increase in Germany is primarily due to the OASIS acquisition.

Product sales to electronic component distributors were reflected in the table above based on the geographic location of their respective operations; the geographic locations of the end customers may differ.

The Company expects international shipments, particularly to Asia, to continue to represent a significant portion of its sales and revenues for the foreseeable future. A significant portion of the world’s high technology manufacturing and assembly activity occurs in Asia, where many of the Company’s significant customers conduct business.

Costs of Goods Sold

Costs of goods sold include: the purchase cost of finished silicon wafers manufactured by independent foundries (including mask and tooling costs); costs of assembly, packaging, and mechanical and electrical testing; manufacturing overhead; quality assurance and other support overhead (including costs of personnel and equipment associated with manufacturing support); royalties paid to developers of intellectual property incorporated into the Company’s products; and adjustments for excess, slow-moving or obsolete inventories.

Costs of goods sold for fiscal 2006 were $172.3 million, or 54.0% of sales and revenues, compared to $114.1 million, or 54.6% of sales and revenues, in fiscal 2005. Excluding intellectual property revenues, costs of goods sold were 55.9% of product sales in fiscal 2006, as compared to 57.7% in fiscal 2005.

The decrease in costs of goods sold as a percentage of revenues in fiscal 2006, compared to fiscal 2005, resulted from a combination of (i) the lower costs of goods sold as a percentage of sales associated with OASIS products and (ii) $1.1 million of revenue recognized during the current year period without any associated costs of goods sold, in connection with the previously discussed prior accounts receivable collectibility issue (see “Sales and Revenues” discussion above). Partially offsetting these favorable factors were (i) declines in average selling prices on certain desktop I/O product margins, as declines in average selling prices outpaced reductions in unit costs, and (ii) $0.8 million of higher provisions for compensation expense related to stock appreciation rights (“SARs”).

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools and computer hardware, subcontractor costs and device prototyping costs. The Company’s R&D activities are performed by highly-skilled and experienced engineers and technicians, and are primarily directed towards the design of new integrated circuits; the development of new software drivers, firmware and design tools and blocks of logic; and investment in new product offerings based on converging technology trends, as well as ongoing cost reductions and performance improvements in existing products.

The Company intends to continue its efforts to develop innovative new products and technologies, and believes that an ongoing commitment to R&D is essential in order to maintain product leadership and compete effectively. Therefore, the Company expects to continue to make significant R&D investments in the future.

R&D expenses for fiscal 2006 were $58.3 million, or approximately 18% of sales and revenues, compared to $43.0 million, or approximately 21% of sales and revenues, for fiscal 2005. The spending increase was primarily due to the addition of approximately $9.0 million of R&D expenses associated with the operations of OASIS, the acquisition of which added approximately 90 engineers and technicians to the Company’s engineering team; $3.1 million for compensation expense from SARs; and $2.4 million of higher compensation and benefit costs driven by engineering staff additions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $68.5 million, or approximately 21% of sales and revenues, for fiscal 2006, compared to $48.8 million, or approximately 23% of sales and revenues, for fiscal 2005.

The increase in fiscal 2006 spending, compared to fiscal 2005, includes $8.1 million of expenses associated with the operations of OASIS; $9.1 million of higher compensation expense from SARs; $2.9 million of higher general compensation and benefit cost (exclusive of impact of OASIS); and $1.3 million of higher employee recruitment and relocation cost which were partially offset by $3.0 million of lower legal, accounting and other professional fees, due in part to lower cost associated with litigation. Fiscal 2006 expenses also include approximately $0.2 million of office lease expenses relating to prior periods.

Amortization of Intangible Assets

Amortization expense was $5.8 million and $1.1 million in fiscal 2006 and 2005, respectively, and represents the amortization of finite-lived intangible assets associated with the Company’s March 2005 acquisition of OASIS and June 2002 acquisition of Gain.

In-Process Research and Development

The $0.9 million in-process research and development expense recorded in fiscal 2006 represents the fair value of in-process technology for OASIS research projects that, as of the March 30, 2005 closing date of the OASIS acquisition, had not reached technological feasibility and had no alternative future uses. These projects primarily focused on deployment of certain technology into consumer electronics applications. The estimated fair value of this in-process research and development was recorded as an expense as of the OASIS acquisition date, in the fiscal quarter ended May 31, 2005.

Gains on Real Estate Transactions

During the third quarter of fiscal 2005, the Company sold its remaining parcel of idle real estate in Hauppauge, New York, for net proceeds of $1.7 million, after transaction costs. This property had a carrying value of approximately $0.4 million. The contract of sale required the Company to complete the remediation of certain soil contamination of uncertain origin identified at this property, at its expense. In recognition of both the uncertain cost and uncertain completion date of the soil remediation obligation at that time, the Company did not reflect the impact of this transaction within its statement of operations for the third quarter of fiscal 2005. The Company subsequently completed the project during the fourth quarter of fiscal 2005, and received final regulatory approval thereafter. Accordingly, the Company then recognized a gain of $1.0 million on this transaction, net of related remediation project costs, in the fourth quarter of fiscal 2005.

Settlement Charge

In June 2003, SMSC was named as a defendant in a patent infringement lawsuit filed by Analog Devices, Inc. (“ADI”), which alleged that some of the Company’s products infringed one or more of three of ADI’s patents, and sought injunctive relief and unspecified damages. In September 2003, the Company filed an answer in the lawsuit, denying ADI’s allegations and raising affirmative defenses and counterclaims. During the fourth quarter of fiscal 2005, the Company and ADI reached a settlement of this dispute, under which both parties agreed to dismiss all claims against each other. As part of the agreement, the Company made a one-time payment of $6.0 million to ADI, which is reported as a settlement charge on the Company’s consolidated statement of operations for fiscal 2005. As part of the settlement, ADI also granted the Company a royalty-bearing license to the patents in question. The Company does not expect royalties incurred under the license to have a material impact on future results of operations.

Interest and Other Income (Expense)

The increase in interest income, from $2.5 million in fiscal 2005 to $3.3 million in fiscal 2006, primarily reflects the impact of higher average interest rates during fiscal 2006, partially offset by lower average cash, cash equivalent and liquid investment balances. Other income (expense), net was nominal in both fiscal 2006 and 2005.

Provision for Income Taxes

The Company’s effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses, and the impact of tax-exempt income and various income tax credits.

The provision for income taxes for fiscal 2006 was $4.5 million, or an effective income tax rate of 27.3% against $16.5 million of income before income taxes. This provision included the impact of $1.7 million of income tax credits, $0.9 million of tax exempt income and a $1.0 million provision for differences between foreign and U.S. income tax rates.

The Company recorded an income tax benefit of $2.3 million for fiscal 2005, which reflected the impact of $1.1 million of income tax credits, and $0.6 million and $0.7 million of tax benefits associated with export sales and tax-exempt income, respectively.

The provisions for, or benefits from, income taxes from continuing operations have not been reduced for approximately $5.7 million and $0.9 million of tax benefits in fiscal 2006 and 2005, respectively, derived from activity in stock-based compensation plans. These tax benefits have been credited to additional paid-in capital.

Fiscal Year Ended February 28, 2005 Compared to Fiscal Year Ended February 28, 2004

Sales and Revenues

The Company’s sales from advanced Input/Output products for PC-related computing applications (“PC I/O”) and advanced Input/Output products for non-PC related computing applications (“Non-PC I/O”), together with intellectual property revenues, are presented in the following table for fiscal 2005 and 2004 (dollars in millions):

	Fiscal 2005		Fiscal 2004
	Amount	Percent	Amount	Percent

PC I/O Products	$116.6	59%	$128.9	67%
Non-PC I/O Products	81.2	41%	63.1	33%

Total Product Sales	197.8	100%	192.0	100%
Intellectual Property Revenues	11.0		23.9

Total Sales and Revenues	$208.8		$215.9

The Company’s sales and revenues for fiscal 2005 were $208.8 million, consisting of $197.8 million of product sales and $11.0 million of intellectual property revenues. Fiscal 2004 sales and revenues of $215.9 million consisted of $192.0 million of product sales and $23.9 million of intellectual property revenues.

The Company experienced strong demand in its non-PC I/O product lines, which was attributed to the impact of new design-wins, broader product offerings in these product lines, and the Company’s ongoing focus on aggressively identifying and pursuing market opportunities in its non-PC I/O product lines, consistent with the Company’s diversification goals. Non-PC I/O products contributed 41% of total product sales in fiscal 2005, compared to 33% in fiscal 2004. Despite an increase of more than 10% in unit PC I/O shipments during fiscal 2005, product sales from PC I/O products declined in fiscal 2005, compared to fiscal 2004, largely reflecting the impact of selling price attrition. The Company’s PC I/O business is concentrated in top-tier, mainstream PC suppliers who are able to exert significant pressure on selling prices.

The Company’s PC I/O product sales were also adversely impacted in fiscal 2005 by an accounts receivable collectibility issue with one of its Taiwan-based component distributors. In the third quarter, the Company determined that this long-time customer, whose credit and payment history with the Company had consistently been excellent, was experiencing financial distress and a lack of liquidity. As collectibility was not reasonably assured, the Company deferred recognition of approximately $5.4 million of product sales and corresponding trade receivables for shipments made to this distributor during the second half of fiscal 2005. The related inventory for these product sales, at a cost of approximately $2.7 million, had already been shipped to and resold by the distributor prior to identification of the collectibility issue and was fully charged to costs of goods sold in fiscal 2005.

Intellectual property revenues include $10.0 million and $22.5 million in fiscal 2005 and 2004, respectively, received from Intel Corporation pursuant to the terms of a September 2003 business agreement (see Part IV Item 15(a) — Financial Statements — Note 9, for further details). Intellectual property revenues for fiscal 2005 include payments under this agreement of $2.5 million in each of the fiscal year’s four quarterly periods, and in the prior fiscal year include the agreement’s initial payment of $20 million in the third quarter and a payment of $2.5 million in the fourth quarter.

Sales and revenues by geographic region for these two fiscal years were as follows:

	Fiscal
	2005	2004
	(in millions)

Taiwan	$94.6	$106.3
Japan	42.1	37.0
United States	37.4	36.6
Germany	4.5	4.2
Other	30.2	31.8

	$208.8	$215.9

Intellectual property revenues received from Intel are included in the United States amount. Although intellectual property revenues from Intel declined in fiscal 2005, pursuant to the terms of the underlying agreement, overall United States sales and revenues increased in fiscal 2005, reflecting increased shipments to a certain U.S.-based customer.

Costs of Goods Sold

Costs of goods sold for fiscal 2005 were $114.1 million, or 54.6% of sales and revenues, compared to $106.3 million, or 49.2% of sales and revenues, in fiscal 2004. Excluding the impact of intellectual property revenues, costs of goods sold were 57.7% of product sales in fiscal 2005, compared to 55.3% in fiscal 2004.

During fiscal 2005, the Company continued to experience a change in its product mix, with more of its product sales being derived from non-PC I/O products. While in the past, non-PC I/O products traditionally produced higher margins than PC I/O products, the Company introduced certain new products during fiscal 2005 into a very competitive market that supported lower margins than other non-PC I/O products. Accordingly, in fiscal 2005, the Company did not currently realize the overall decreased cost of goods sold percentage at the level that would otherwise be expected from a higher product sales mix of non-PC I/O products. The Company also recorded higher charges for slow-moving and obsolete inventory in fiscal 2005, compared to fiscal 2004, reflecting several customer product transitions occurring more rapidly than anticipated.

Research and Development Expenses

R&D expenses for fiscal 2005 were $43.0 million, or approximately 21% of sales and revenues, compared to $38.8 million, or approximately 18% of sales and revenues, for fiscal 2004. This increase reflects $1.8 million of higher compensation and benefit costs driven by engineering staff additions, $0.9 million of higher depreciation expense associated with investments in advanced semiconductor design tools and $0.9 million of higher device prototype costs. A portion of the increase in R&D expenses as a percentage of sales and revenues was due to the significant initial intellectual property revenues from Intel in fiscal 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $48.8 million, or approximately 23% of sales and revenues, for fiscal 2005, compared to $42.2 million, or approximately 20% of sales and revenues, for fiscal 2004.

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

Amortization of Intangible Assets

Amortization expense was $1.1 million and $1.3 million in fiscal 2005 and 2004, respectively, and represents the amortization of finite-lived intangible assets associated with the Company’s June 2002 acquisition of Gain.

Gains on Real Estate Transactions

During the third quarter of fiscal 2005, the Company sold its remaining parcel of idle real estate in Hauppauge, New York, for net proceeds of $1.7 million, after transaction costs. This property had a carrying value of approximately $0.4 million. The contract of sale required the Company to complete the remediation of certain soil contamination of uncertain origin identified at this property, at its expense. In recognition of both the uncertain cost and uncertain completion date of the soil remediation obligation at that time, the Company did not reflect the impact of this transaction within its statement of operations for the third quarter of fiscal 2005. The Company subsequently completed the project during the fourth quarter of fiscal 2005, and received final regulatory approval thereafter. Accordingly, the Company then recognized a gain of $1.0 million on this transaction, net of related remediation project costs, in the fourth quarter of fiscal 2005.

Settlement Charge

In June 2003, SMSC was named as a defendant in a patent infringement lawsuit filed by ADI, which alleged that some of the Company’s products infringed one or more of three of ADI’s patents, and sought injunctive relief and unspecified damages. During the fourth quarter of fiscal 2005, the Company and ADI reached a settlement of this dispute, under which both parties agreed to dismiss all claims against each other. As part of the agreement, the Company made a one-time payment of $6.0 million to ADI, which is reported as a settlement charge on the Company’s consolidated statement of operations for fiscal 2005.

Interest and Other Income (Expense)

The increase in interest income, from $1.9 million in fiscal 2004 to $2.5 million in fiscal 2005, primarily reflects the impact of higher average interest rates during fiscal 2005.

During fiscal 2004, the Company sold its remaining equity investment in Chartered Semiconductor Manufacturing, Ltd. (Chartered), realizing losses of $0.7 million, which are included within other income (expense).

Provision for Income Taxes

The Company recorded an income tax benefit of $2.3 million for fiscal 2005, which reflects the impact of $1.1 million of income tax credits, and $0.6 million and $0.7 million of tax benefits associated with export sales and tax-exempt income, respectively.

The provision for income taxes for fiscal 2004 was $8.1 million, or an effective income tax rate of 27% against $29.8 million of income before income taxes. This provision included $0.5 million of income tax credits, $0.8 million of tax benefits associated with export sales and a benefit of $0.8 million associated with better than anticipated settlements of previously open tax audits.

The provisions for, or benefits from, income taxes from continuing operations have not been reduced for approximately $0.9 million and $7.8 million of tax benefits in fiscal 2005 and 2004, respectively, derived from activity in stock-based compensation plans. These tax benefits have been credited to additional paid-in capital.

Discontinued Operations

The Company had been involved in an arbitration proceeding with Accton Technology Corporation (“Accton”) and SMC Networks, Inc. (“Networks”), relating to claims associated with the October 1997 purchase of a majority interest in Networks by Accton from SMSC. The divestiture was accounted for as a discontinued operation, and accordingly, costs associated with this action, net of income taxes, were reported within loss from discontinued operations on the consolidated statements of operations. In fiscal 2004, these costs totaled $0.3 million, before applicable income tax benefits. In September 2003, the arbitration panel issued its decision in this action, which directed the release of an escrow account to SMSC and awarded certain other payments among the parties. In December 2003, the parties reached a final settlement of the award, resulting in SMSC receiving $2.7 million in cash, including the escrow account, and realizing a pre-tax gain of $0.3 million, which is included within loss from discontinued operations for fiscal 2004.

LIQUIDITY & CAPITAL RESOURCES

The Company currently finances its operations through a combination of existing working capital resources and cash generated by operations. The Company had no bank debt during fiscal 2006, 2005 or 2004.

The Company’s cash, cash equivalents and liquid investments (including investments in marketable securities with maturities in excess of one year, if any) were $155.0 million at February 28, 2006, compared to $172.6 million at February 28, 2005.

Operating activities generated $53.4 million of cash during fiscal 2006, compared to $3.5 million of cash generated in fiscal 2005. This increase in operating cash flow during fiscal 2006 reflects a substantial increase in product sales as compared to a relatively lower rate of growth in operating expenses, the fact that inventories required to support the sales increase declined as a percentage of total sales and the fact that a greater proportion of the required increase in accounts receivable and inventories was financed by increases in accounts payable. Cash received in 2006 of $315.7 million increased 51.9% from $207.9 million the prior year, and cash payments grew 22.9%, from $213.3 million to $262.2 million. Fiscal 2004 operating activities generated $46.4 million of cash.

Investing activities consumed $138.5 million of cash during fiscal 2006, reflecting a $54.5 million increase of short-term and long-term investments, the $60.5 million investment in the OASIS acquisition, and a $23.8 million investment in capital expenditures. Capital expenditures were significantly higher than the prior two years due to the investment of approximately $19.3 million to date in the expansion of the Company’s primary facility in Hauppauge, New York. Investing activities provided $96.5 million of cash during fiscal 2005, due principally to a net decrease of $103.3 million in short-term and long-term investments and a $1.7 million real estate sale, partially offset by $8.4 million of capital expenditures. Investing activities consumed $68.1 million of cash during fiscal 2004.

Net cash provided by financing activities of $14.0 million during fiscal 2006 included $18.1 million of proceeds from exercises of stock options, partially offset by $2.2 million of treasury stock purchases and $2.0 million of payments of capital lease obligations and notes payable. Financing activities provided $1.7 million of cash during fiscal 2005, including $4.2 million of proceeds from exercises of stock options, partially offset by $0.3 million of stock repurchases and $2.1 million for payments of capital lease obligations and notes payable. Financing activities generated $17.3 million of cash during fiscal 2004.

The Company’s inventories were $41.9 million at February 28, 2006, compared to $33.3 million at February 28, 2005. This increase resulted primarily from the need to support substantially higher levels of sales. Accounts receivable increased from $23.5 million at February 28, 2005 to $39.8 million at February 28, 2006 for the same reason.

Total current liabilities increased from $37.1 million at February 28, 2005 to $87.1 million at February 28, 2006, reflecting a $11.2 million increase in accounts payable associated with a higher level of inventory to support increased sales, the inclusion of a $17.8 million accrued liability in connection with additional consideration payable in connection with the OASIS acquisition as discussed above, and higher accrued liabilities, primarily for foreign taxes payable, bonuses and accruals for compensation expenses associated with stock appreciation rights.

Capital expenditures for fiscal 2006 were $23.8 million, of which approximately $17.7 related to the expansion of the Company’s primary facility in Hauppauge, New York, construction on which began during the fourth quarter of fiscal 2005. This project expanded the space configured for permanent occupancy in this facility from its current 80,000 square feet to approximately 200,000 square feet (the entirety of the facility), allowing consolidation of the Company’s Hauppauge operations into a single building. At February 28, 2006 the new building expansion was still under construction and the space under construction was unoccupied and as of that date, total capital expenditures for this building expansion amounted to $19.3 million (consisting primarily of building improvements and related contractor costs).

The current year’s capital investments also include expenditures of $0.7 million for advanced design tools. The Company acquired $0.9 million and $3.9 million of advanced design tools during fiscal 2005 and 2004, respectively, under similar agreements, for which the vendors also provided extended payments. Payments under these agreements are reported within cash flows from financing activities on the consolidated statements of cash flows.

Capital expenditures in fiscal 2005 and 2004 were predominantly for production test equipment, advanced semiconductor design tools and investments in intellectual property. Capital expenditures were $8.4 million and $10.4 million for fiscal 2005 and 2004, respectively, including the aforementioned vendor-financed design tools.

Other than an estimated $4.6 million remaining in connection with the building expansion, there are no other material commitments for future capital expenditures as of February 28, 2006.

During fiscal 2006 the Company made cash payments for Federal and State income taxes of $2.9 million. During fiscal 2005, the Company filed claims for $7.3 million of Federal income tax refunds, which resulted from the carry back of several capital losses realized during fiscal 2004 against capital gains reported in previous fiscal years. Refunds of $6.9 million were received against these claims during fiscal 2005, and receipt of the remaining $0.4 million refund is dependent upon completion of the related I.R.S. audit. For federal income tax purposes, the Company had approximately $22.2 million and $5.8 million of federal net operating loss carryforwards as of the fiscal year end 2005 and 2006, respectively.

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. In July 2000, the authorization was expanded from one million shares to two million shares and in July 2002 the authorization was expanded from two million shares to three million shares. As of February 28, 2006, the Company had repurchased approximately 2.0 million shares of common stock at a cost of $26.0 million under this program, including 150,000 shares repurchased at a cost of $2.2 million in fiscal 2006. During fiscal 2005, 21,800 shares were repurchased under this program at a cost of $0.3 million. No shares were repurchased under this program during fiscal 2004.

In March 2005, the Company announced the acquisition of 100% of the outstanding common stock of OASIS. The cost of the acquisition was approximately $118.5 million, including approximately $79.5 million of cash, 2.1 million shares of SMSC common stock, valued at $35.8 million, and an estimated $3.2 million of direct acquisition costs, including legal, banking, accounting and valuation fees. Included with the net assets acquired from OASIS was approximately $22 million of cash and cash equivalents, so SMSC’s net cash outlay for the transaction, including transaction costs, was approximately $60 million.

Up to $20.0 million of additional consideration, payable in cash and SMSC common stock, may be issued to OASIS’ former shareholders during fiscal 2007 upon satisfaction of certain future performance goals. See Part IV Item 15.(a). — Financial Statements — Note 20 for further discussion.

The Company’s contractual payment obligations and purchase commitments as of February 28, 2006 were as follows:

	Payment Obligations by Period
			Between	Between
	Total	Within 1 year	1 and 3 Years	3 and 5 Years	Thereafter
	(in thousands)

Operating leases	$9,079	$3,049	$5,381	$649	$—
Other obligations	7,852	849	2,055	1,562	3,386
Inventory and other purchase commitments	35,047	35,047	—	—	—

Total	$51,978	$38,945	$7,436	$2,211	$3,386

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

The Company has considered in the past, and will continue to consider, various possible transactions to secure necessary foundry manufacturing capacity, including equity investments in, prepayments to, or deposits with foundries, in exchange for guaranteed capacity or other arrangements which address the Company’s manufacturing requirements. The Company may also consider utilizing cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

The Company expects that its cash, cash equivalents, liquid investments, cash flows from operations and its borrowing capacity will be sufficient to finance the Company’s operating and capital requirements through the end of fiscal 2006.

Item 7.A. — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk — The Company’s exposure to interest rate risk relates primarily to its investment portfolio. The primary objective of SMSC’s investment portfolio management is to invest available cash while preserving principal and meeting liquidity needs. In accordance with the Company’s investment policy, investments are placed with high credit-quality issuers and the amount of credit exposure to any one issuer is limited.

As of February 28, 2006, the Company’s $111.1 million of short-term investments consisted primarily of investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. If market interest rates were to increase immediately and uniformly by 10% from levels at February 28, 2006, the Company estimates that the fair values of these short-term investments would decline by an immaterial amount. The Company generally expects to hold these investments until maturity and, therefore, would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

Equity Price Risk — The Company is not exposed to any equity price risks at February 28, 2006.

Foreign Currency Risk — The Company has international sales and expenditures and is, therefore, subject to certain foreign currency rate exposures. The Company conducts a significant amount of its business in Asia. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company’s product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars. Most transactions in the Japanese market made by the Company’s subsidiary, SMSC Japan, are denominated in Japanese yen. SMSC Japan purchases a significant amount of its products for resale from SMSC in U.S. dollars, and from time to time has entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. No such contracts were executed during either fiscal 2006 or 2005, and there are no obligations under any such contracts as of February 28, 2006.

The Company has never received a cash dividend (repatriation of cash) from SMSC Japan.

OASIS’ operating activities in Europe include transactions conducted in both euros and U.S. dollars. The euro has been designated as OASIS’ functional currency for its European operations. From time to time, OASIS has entered into foreign currency contracts to minimize the exposure of its U.S dollar denominated transactions, assets and liabilities to currency exchange rate risk. Gains or losses on these contracts are intended to offset the gains or losses recorded from the remeasurement of certain assets and liabilities from U.S. dollars into euros. As of February 28, 2006, OASIS had no foreign currency contracts. Gains and losses on these contracts, as well as gains and losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into euros, were not material during fiscal 2006.

Item 8. — Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are set forth in Part IV Item 15(a)  — Financial Statements, of this Report.

Item 9. — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9.A. — Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2006. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Disclosure controls and procedures include controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Form 10-K, are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2006, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to SMSC and its consolidated subsidiaries is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3) Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2006 certain elements of the internal control over financial reporting of OASIS. OASIS was acquired by the Company in a material purchase business combination in March 2005.

Subsequent to the acquisition, certain elements of the acquired businesses’ internal control over financial reporting and related functions, processes and systems were integrated into the Company’s existing internal control over financial reporting and related functions, processes and systems. Those elements of the acquired businesses’ internal control over financial reporting that were not integrated into the Company’s existing internal control over financial reporting have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of February 28, 2006.

The excluded elements represent controls over accounts representing 33.6 percent of our consolidated assets, 18.6 percent of the consolidated liabilities, 16.5 percent of the consolidated revenues, 16.4 percent of the consolidated operating expenses and 19.1 percent of consolidated income from operations for the year ended February 28, 2006.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of February 28, 2006 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its report entitled Internal Control-Integrated Framework. Based upon this assessment, management has concluded that, as of February 28, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9.B. — Other Information

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2006, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

The information concerning the Company’s code of ethics as required by Part III of this Report is incorporated herein by reference to the section entitled “Code of Business Conduct and Ethics” appearing in the 2006 Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MICROSYSTEMS CORPORATION
(Registrant)

By:	/s/ David S. Smith
David S. Smith
Senior Vice President and Chief Financial Officer (Principal Financial and Acting Principal Accounting Officer)

Date: May 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature and Title	Date

/s/ Steven J. Bilodeau Steven J. Bilodeau Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	May 15, 2006

/s/ David S. Smith David S. Smith Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	May 15, 2006

/s/ Robert M. Brill Robert M. Brill Director	May 15, 2006

/s/ Andrew M. Caggia Andrew M. Caggia Director	May 15, 2006

/s/ Timothy P. Craig Timothy P. Craig Director	May 15, 2006

/s/ James A. Donahue James A. Donahue Director	May 15, 2006

/s/ Peter F. Dicks Peter F. Dicks Director	May 15, 2006

/s/ Ivan T. Frisch Ivan T. Frisch Director	May 15, 2006

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1. Consolidated Financial Statements (See Item 8):

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of February 28, 2006 and February 29, 2005

Consolidated Statements of Operations for the three years ended February 28, 2006

Consolidated Statements of Shareholders’ Equity for the three years ended February 28, 2006

Consolidated Statements of Cash Flows for the three years ended February 28, 2006

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Standard Microsystems Corporation:

We have completed an integrated audit of Standard Microsystems Corporation’s February 28, 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of February 28, 2006 and an audit of its February 29, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Standard Microsystems Corporation and its subsidiaries at February  28, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of February 28, 2006 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable

(i)

assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded OASIS SiliconSystems Holding AG from its assessment of internal control over financial reporting as of February 28, 2006 because it was acquired by the Company in a purchase business combination during the year then ended. We have also excluded OASIS SiliconSystems Holding AG from our audit of internal control over financial reporting. OASIS SiliconSystems Holding AG is a wholly-owned subsidiary whose total assets and total revenues represent 33.6% and 16.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended February 28, 2006.

/s/  PricewaterhouseCoopers LLP

New York, New York
May 15, 2006

(ii)

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of February 28,	2006	2005
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$43,932	$116,126
Short-term investments	111,101	56,519
Accounts receivable, net of allowance for doubtful accounts of $536 and $438, respectively	39,802	23,499
Inventories	41,861	33,310
Deferred income taxes	17,457	17,701
Other current assets	5,651	4,584

Total current assets	259,804	251,739
Property, plant and equipment, net	38,140	22,630
Goodwill	94,606	29,435
Intangible assets, net	44,039	3,584
Deferred income taxes	8,307	7,163
Other assets	3,314	4,708

TOTAL ASSETS	$448,210	$319,259

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,220	$15,995
Deferred income on shipments to distributors	13,205	7,689
Accrued consideration payable pursuant to business acquisition agreement	17,750	—
Accrued expenses, income taxes and other liabilities	28,919	13,400

Total current liabilities	87,094	37,084

Deferred income taxes	9,817	—
Other liabilities	17,330	12,326
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, authorized 1,000 shares, none issued	—	—
Common stock, $0.10 par value, authorized 30,000 shares, issued 23,999 and 20,533 shares, and outstanding 22,007 and 18,691 shares, as of February 28, 2006 and 2005, respectively	2,400	2,053
Additional paid-in capital	250,792	187,854
Retained earnings	112,642	100,612
Treasury stock, 1,992 and 1,842 shares, as of February 28, 2006 and 2005, respectively, at cost	(25,961)	(23,799)
Deferred stock-based compensation	(3,953)	(1,925)
Accumulated other comprehensive (loss) income	(1,951)	5,054

Total shareholders’ equity	333,969	269,849

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$448,210	$319,259

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Years Ended February 28 or 29,	2006	2005	2004
	(In thousands, except per share data)

Product sales	$308,345	$197,803	$191,969
Intellectual property revenues	10,773	11,012	23,904

	319,118	208,815	215,873
Operating expenses (income):
Costs of goods sold (exclusive of amortization shown below)	172,309	114,066	106,236
Research and development	58,274	42,988	38,793
Selling, general and administrative	68,508	48,759	42,168
Amortization of intangible assets	5,802	1,113	1,311
In-process research and development	895	—	—
Gains on real estate transactions	—	(1,017)	(1,444)
Settlement charge	—	6,000	—

Income (loss) from operations	13,330	(3,094)	28,809
Interest income	3,288	2,532	1,918
Interest expense	(56)	(134)	(112)
Other (expense) income	(20)	31	(821)

Income (loss) before income taxes and minority interest	16,542	(665)	29,794
Provision for (benefit from) income taxes	4,512	(2,267)	8,051
Minority interest in net income of subsidiary	—	—	201

Income from continuing operations	12,030	1,602	21,542
Loss from discontinued operations (net of income tax benefits of $14)	—	—	(24)

Net income	12,030	1,602	21,518
Gain on redemption of preferred stock of subsidiary	—	—	6,685

Net income applicable to common shareholders	$12,030	$1,602	$28,203

Basic net income per share:
Income from continuing operations	$0.58	$0.09	$1.25
Loss from discontinued operations	—	—	—

Basic net income per share	0.58	0.09	1.25
Gain on redemption of preferred stock of subsidiary	—	—	0.39

Basic net income applicable to common shareholders	$0.58	$0.09	$1.64

Diluted net income per share:
Income from continuing operations	$0.55	$0.08	$1.17
Loss from discontinued operations	—	—	—

Diluted net income per share	0.55	0.08	1.17
Gain on redemption of preferred stock of subsidiary	—	—	0.36

Diluted net income applicable to common shareholders	$0.55	$0.08	$1.53

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Deferred	Accumulated
	Common		Additional		Treasury		Stock-	Other
	Stock		Paid-In	Retained	Stock		Based	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	(Loss) Income	Total
	(In thousands)

Balance at February 28, 2003	18,590	1,859	147,655	77,492	(1,820)	(23,454)	(2,102)	2,562	204,012
Comprehensive income:
Net income	—	—	—	21,518	—	—	—	—	21,518
Other comprehensive income
Change in unrealized gain on investments	—	—	—	—	—	—	—	709	709
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,388	1,388

Total other comprehensive income									2,097

Total comprehensive income									23,615
Stock options exercised	1,539	154	18,758	—	—	—	—	—	18,912
Tax benefit from employee stock plans	—	—	7,778	—	—	—	—	—	7,778
Stock-based compensation	62	6	954	—	—	—	(890)	—	70
Amortization of deferred stock-based compensation	—	—	—	—	—	—	1,030	—	1,030
Gain on redemption of preferred stock of subsidiary	—	—	6,685	—	—	—	—	—	6,685

Balance at February 29, 2004	20,191	2,019	181,830	99,010	(1,820)	(23,454)	(1,962)	4,659	262,102

Comprehensive income:
Net income	—	—	—	1,602	—	—	—	—	1,602
Other comprehensive income
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	—	(47)	(47)
Foreign currency translation adjustment	—	—	—	—	—	—	—	442	442

Total other comprehensive income									395

Total comprehensive income									1,997
Stock options exercised	310	31	4,187	—	—	—	—	—	4,218
Tax benefit from employee stock plans	—	—	872	—	—	—	—	—	872
Stock-based compensation	32	3	965	—	—	—	(916)	—	52
Amortization of deferred stock-based compensation	—	—	—	—	—	—	953	—	953
Purchases of treasury stock	—	—	—	—	(22)	(345)	—	—	(345)

Balance at February 28, 2005	20,533	$2,053	$187,854	$100,612	(1,842)	$(23,799)	$(1,925)	$5,054	$269,849

Comprehensive income:
Net income	—	—	—	12,030	—	—	—	—	12,030
Other comprehensive loss
Change in unrealized gain on investments	—	—	—	—	—	—	—	40	40
Foreign currency translation adjustment	—	—	—	—	—	—	—	(7,045)	(7,045)

Total other comprehensive loss									(7,005)

Total comprehensive income									5,025
Issuance of common stock for business acquisition	2,072	207	35,575	—	—	—	—	—	35,782
Stock options exercised	1,219	122	17,982	—	—	—	—	—	18,104
Tax benefit from employee stock plans	—	—	5,693	—	—	—	—	—	5,693
Stock-based compensation	175	18	3,688	—	—	—	(3,620)	—	86
Amortization of deferred stock-based compensation	—	—	—	—	—	—	1,592	—	1,592
Purchases of treasury stock	—	—	—	—	(150)	(2,162)	—	—	(2,162)

Balance at February 28, 2006	23,999	$2,400	$250,792	$112,642	(1,992)	$(25,961)	$(3,953)	$(1,951)	$333,969

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended February 28 or 29,	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Cash received from customers and licensees	$315,687	$207,854	$218,127
Cash paid to suppliers and employees	(262,198)	(213,309)	(173,559)
Interest received	2,935	2,489	1,777
Interest paid	(57)	(134)	(112)
Income (taxes paid) tax refunds received	(2,935)	6,636	174

Net cash provided by operating activities	53,432	3,536	46,407

Cash flows from investing activities:
Capital expenditures	(23,750)	(8,432)	(10,380)
Acquisition of OASIS SiliconSystems Holding AG, net of cash acquired	(60,084)	—	—
Purchase of minority interest in subsidiary	—	—	(5,180)
Sales of property, plant and equipment	22	1,670	7,121
Purchases of short-term and long-term investments	(581,659)	(434,355)	(588,272)
Sales and maturities of short-term and long-term investments	527,119	537,617	528,441
Other	(154)	22	155

Net cash provided by (used for) investing activities	(138,506)	96,522	(68,115)

Cash flows from financing activities:
Proceeds from issuance of common stock	18,104	4,218	18,912
Purchases of treasury stock	(2,162)	(345)	—
Repayments of obligations under capital leases and notes payable	(1,955)	(2,144)	(1,564)

Net cash provided by financing activities	13,987	1,729	17,348

Effect of foreign exchange rate changes on cash and cash equivalents	(1,107)	289	829

Net cash provided by discontinued operations — operating activities	—	—	2,586

Net increase (decrease) in cash and cash equivalents	(72,194)	102,076	(945)
Cash and cash equivalents at beginning of year	116,126	14,050	14,995

Cash and cash equivalents at end of year	$43,932	$116,126	$14,050

Reconciliation of income from continuing operations to net cash provided by operating activities:
Income from continuing operations	$12,189	$1,602	$21,542
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities, net of the effects of business acquisition:
Depreciation and amortization	16,654	11,534	9,984
Deferred income taxes	323	87	(9,008)
Stock-based compensation	13,079	1,130	1,100
In-process research and development	895	—	—
Gains on sales of investments and property	(22)	(1,017)	(696)
Non-cash asset impairments and write-offs	—	2,734	—
Tax benefits from employee stock plans	5,693	872	7,778
Other adjustments, net	24	(35)	213
Changes in operating assets and liabilities:
Accounts receivable	(11,396)	(7,023)	622
Inventories	3,295	(10,056)	(5,022)
Accounts payable, deferred income, accrued expenses and other liabilities	16,092	2,769	9,048
Current income taxes	(4,439)	3,415	9,480
Other changes, net	1,204	(2,476)	1,366

Net cash provided by operating activities	$53,432	$3,536	$46,407

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Standard Microsystems Corporation (the “Company” or “SMSC”), a Delaware corporation founded in 1971 and headquartered in Hauppauge, New York, is a worldwide supplier of digital, mixed-signal and analog integrated circuits for a broad range of high-speed communication and computing applications, serving such markets as mobile and desktop PCs, servers, consumer electronics, automotive infotainment and industrial applications. The Company’s products provide solutions in mixed-signal PC system control, USB connectivity, networking and embedded control systems.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s fiscal year ends on the last day in February. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassifications

Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the fiscal 2006 presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases the estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue from product sales to original equipment manufacturers (“OEMs”) and end-users at the time of shipment, net of appropriate reserves for product returns and allowances. The Company’s terms of shipment are customarily FOB shipping point. Shipping and handling costs are included within costs of goods sold.

Certain of the Company’s products are sold to electronic component distributors under agreements providing for price protection and rights to return unsold merchandise. Accordingly, recognition of revenue and associated gross profit on shipments to a majority of the Company’s distributors are deferred until the distributors resell the products. At the time of shipment to distributors, the Company records a trade receivable for the selling price, relieves inventory for the carrying value of goods shipped, and records this gross margin as deferred income on shipments to distributors on the consolidated balance sheet. This deferred income represents the gross margin on the initial sale to the distributor; however, the amount of gross margin recognized in future consolidated statements of operations will typically be less than the originally recorded deferred income as a result of price allowances. Price allowances offered to distributors are recognized as reductions in product sales when incurred, which is generally at the time the distributor resells the product.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipments made by the Company’s Japanese subsidiary to distributors in Japan are made under agreements that permit limited or no stock return or price protection privileges. Revenue for shipments to distributors in Japan is recognized upon shipment to the distributor.

Revenue recognition for special intellectual property payments received in fiscal 2006, 2005 and 2004 is discussed in Note 9. The Company recognizes its other intellectual property revenues upon notification of sales of the licensed technology by its licensees. The terms of the Company’s licensing agreements generally require licensees to give notification to the Company and to pay royalties no later than 60 days after the end of the quarter in which the sales take place.

Warranty Costs

The Company generally warrants its products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time, typically twelve to twenty four months. The majority of the Company’s product warranty claims are settled through the return of the defective product and shipment of replacement product. Warranty returns are included within the Company’s allowance for returns, which is based on historical return rates. Actual future returns could differ from the allowance established. In addition, the Company accrues a liability for specific warranty costs expected to be settled other than through product return and replacement, if a loss is probable and can be reasonably estimated. Product warranty expenses during fiscal 2006, 2005 and 2004 were not material.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash in banks and highly liquid instruments purchased with original maturities of three months or less.

Investments

Short-term investments consist of investments in obligations with maturities of between three and twelve months, at acquisition, and investments in auction rate securities. All of these investments are classified as available-for-sale. The costs of these short-term investments approximate their market values as of February 28, 2006 and 2005.

The Company invests excess cash in a variety of marketable securities, including auction rate securities. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold, creating a highly liquid market. The Company’s intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to provide liquidity as necessary. The Company’s investment in these securities provides higher yields than money market and other cash equivalent investments.

The Company classifies all marketable debt and equity securities with remaining maturities of greater than one year, excluding auction rate securities, as long-term investments. The Company held no long-term investments at February 28, 2006 or 2005.

Investments in readily marketable, publicly traded equity securities are classified as available-for-sale and are carried at fair value on the consolidated balance sheets. Unrealized gains and temporary losses on such securities, net of taxes, are reported in accumulated other comprehensive income within shareholders’ equity. Impairment charges on these investments are recorded if declines in value are deemed to be other than temporary.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term and long-term investments (including auction rate securities) and accounts receivable. The Company invests its cash in bank accounts and money market accounts with major financial institutions, in U.S. Treasury and agency obligations, and in debt securities of corporations and agencies with high credit quality. By policy, the Company seeks to limit credit exposure on investments through diversification and by restricting its investments to highly rated securities.

The Company’s accounts receivable result from trade credit extended on shipments to original equipment manufacturers, original design manufacturers and electronic component distributors. The Company can have individually significant accounts receivable balances from its larger customers. At February 28, 2006, three customers each individually accounted for more than 10% of accounts receivable, with balances of $6.3 million, $4.9 million and $4.3 million, respectively. At February 28, 2005, three customers each individually accounted for more than 10% of accounts receivable, with balances of $3.8 million, $3.9 million and $2.5 million, respectively. The Company manages its concentration of credit risk on accounts receivable by performing ongoing credit evaluations of its customers’ financial condition and limiting the extension of credit when deemed necessary. In addition, although the Company generally does not request collateral in advance of shipment, prepayments or standby letters of credit may be required in certain circumstances. The Company maintains an allowance for potential credit losses, taking into consideration the overall quality and aging of the accounts receivable portfolio and specifically identified customer risks.

Sales were adversely impacted in fiscal 2005 by an accounts receivable collectibility issue with one of its Taiwan-based component distributors. In the third quarter of fiscal 2005, the Company determined that this long-time customer, whose credit and payment history with the Company had consistently been satisfactory, was experiencing financial distress and a lack of liquidity. As collectibility was not reasonably assured, the Company deferred recognition of approximately $5.4 million of product sales and corresponding trade receivables for shipments made to this distributor during the second half of fiscal 2005. The related inventory for these product sales, at a cost of approximately $2.7 million, had already been shipped to and resold by the distributor prior to identification of the collectibility issue and was fully charged to costs of goods sold in fiscal 2005. As the financial condition of this customer is still uncertain, the Company has ceased conducting business with this distributor. Future recovery of the remaining unpaid obligation to SMSC is as yet uncertain. The Company successfully arranged alternate channels for delivery of these products to its end customers, and no disruption occurred in the supply of the Company’s products.

Inventories and Costs of Goods Sold

Inventories are valued at the lower of first-in, first-out cost or market. The Company establishes inventory allowances for estimated obsolescence or unmarketable inventory for the difference between the cost of inventory and estimated realizable value based upon assumptions about future demand and market conditions.

Costs of goods sold includes the cost of inventory, shipping and handling costs borne by the Company in connection with shipments to customers, royalties associated with certain products and depreciation on productive assets (principally, test equipment and facilities). However, costs of goods sold do not include amortization of certain intangible assets associated with the intellectual property used in the design process.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

Property, plant and equipment are carried at cost and depreciated on a straight-line basis over the estimated useful lives of the buildings (2 to 25 years) and machinery and equipment (3 to 7 years). Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected currently in the Company’s consolidated statement of operations.

Cost-Basis Investments

Equity investments representing an ownership interest of less than 20% in non-publicly traded companies are carried at cost. Changes in the values of these investments are not recognized unless they are sold, or an impairment in value is deemed to be other than temporary.

Long-Lived Assets

The Company assesses the recoverability of long-lived assets, including property, plant and equipment and intangible assets, whenever events or changes in circumstances indicate that future undiscounted cash flows expected to be generated by an asset’s disposition or use may not be sufficient to support its carrying value. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized upon completion of such assessment to reduce the carrying value of the long-lived asset to its estimated fair value.

Goodwill and Purchased Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate value of consideration exchanged for an acquired business and the fair value of the net tangible and intangible assets acquired (as stated at fair value, measured as of the acquisition date). In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and purchased intangibles with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Purchased intangible assets with finite useful lives are amortized over their estimated useful lives and are reviewed for impairment in value when indicators of impairment, such as reductions in demand, are present. The Company conducts annual reviews for potential impairment in the fourth quarter of each fiscal year.

Research and Development

Expenditures for research and development are expensed in the period incurred.

Advertising Expense

Advertising costs are expensed in the period incurred.

Stock-Based Compensation

The Company has several stock-based compensation plans in effect under which incentive stock options, non-qualified stock options, restricted stock awards and stock appreciation rights are granted to employees and directors. All stock options are granted with exercise prices equal to the fair value of the underlying shares on the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and accordingly recognizes no compensation expense for the stock option grants. Additional pro forma disclosures as required under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), are detailed below.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For purposes of pro forma disclosures, the estimated fair market value of the Company’s options is amortized as an expense over the options’ vesting periods. The fair value of each option grant, as defined by SFAS 123, is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, existing valuation models may not necessarily provide a reliable single measure of the fair value of employee stock options.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, and has been calculated as if the Company had accounted for its stock option plans under the fair value method of SFAS 123. The fair value of stock options issued has been estimated at the dates of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

For the Fiscal Years Ended February 28 or 29,	2006	2005	2004

Dividend yield	—	—	—
Expected volatility	58%	59%	62%
Risk-free interest rates	4.68%	3.83%	2.98%
Expected lives (in years)	4.6	4.2	4.7

The weighted average Black-Scholes per share values of options granted in fiscal 2006, 2005, and 2004 were $11.69, $13.09 and $9.65, respectively.

Had compensation expense been recorded under the provisions of SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share data):

For the Fiscal Years Ended February 28 or 29,	2006	2005	2004

Net income — as reported	$12,030	$1,602	$21,518
Add: Stock-based compensation expense included in net income (loss), net of taxes — as reported	9,352	728	845
Deduct: Stock-based compensation expense determined using the fair value method for all awards, net of taxes	(12,079)	(7,760)	(2,073)

Net income (loss) — pro forma	$9,303	$(5,430)	$20,290

Basic net income per share — as reported	$0.58	$0.09	$1.25

Diluted net income per share — as reported	$0.55	$0.08	$1.17

Basic net income (loss) per share — pro forma	$0.45	$(0.30)	$1.18

Diluted net income (loss) per share — pro forma	$0.43	$(0.30)	$1.11

Income Taxes

Deferred income taxes are provided on temporary differences that arise in the recording of transactions for financial and tax reporting purposes and result in deferred tax assets and liabilities. Deferred tax assets are reduced by an appropriate valuation allowance if, in management’s judgment, part of the deferred tax asset will not be realized. Tax credits are accounted for as reductions of the current provision for income taxes in the year in which they are earned.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Translation of Foreign Currencies

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of their operations are translated using the average exchange rates during the period. Resulting translation adjustments are recorded within accumulated other comprehensive income within shareholders’ equity.

Foreign Exchange Contracts

The majority of the Company’s revenues, expenses and capital expenditures are transacted in U.S. dollars. However, the Company does transact business in other currencies, primarily the Japanese Yen and the euro. From time to time, the Company has entered into forward currency exchange contracts to hedge against the impact of currency fluctuations on transactions not denominated in the functional currency of the transacting entity. The intent of these contracts is to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to help mitigate the risks associated with currency exchange rate fluctuations. The Company does not enter into forward currency exchange contracts for speculative or trading purposes. Gains and losses on such contracts have not been significant. As of February 28, 2006, there are no outstanding commitments under foreign exchange contracts.

Other Comprehensive Income

The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on investments.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (revised 2004) (“SFAS 123(R)”). The scope of SFAS 123(R) includes a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123(R) replaces SFAS 123 and supersedes APB 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted the option of continuing to apply the guidance in APB 25, provided that the footnotes to the consolidated financial statements disclosed pro forma net income and net income per share, as if the preferable fair-value-based method had been applied. SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) is effective for the first annual reporting period that begins after June 15, 2005 (SMSC’s fiscal year ending February 28, 2007). The Company is currently evaluating the impact of SFAS 123(R) and believes that the adoption of this statement will likely have a material impact on its consolidated financial position, results of operations and cash flows.

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is required to be applied to reporting periods beginning after December 15, 2005 (SMSC’s fiscal quarter ending May 31, 2006). The Company does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which changes the requirements for the accounting for and reporting of voluntary changes in accounting principles. SFAS 154 requires retrospective application to prior periods’ consolidated financial statements of changes in accounting principles, unless impracticable. SFAS 154 supersedes APB Opinion No. 20, Accounting Changes (“APB 20”), which previously required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between retrospective application of an accounting principle and the restatement of consolidated financial statements to reflect the correction of an error. SFAS 154 carries forward without changing the guidance contained in APB 20 for reporting the correction of an error in previously issued consolidated financial statements and a change in accounting estimate. SFAS 154 applies to voluntary changes in accounting principles that are made in fiscal years beginning after December 15, 2005 (SMSC’s fiscal year ending February 28, 2007). The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial statements.

3.	NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the sum of the weighted average common shares outstanding during the period plus the dilutive effect of unvested restricted stock awards and shares issuable through stock options. Shares used in calculating basic and diluted net income per share are reconciled as follows:

	(in thousands)
For the Fiscal Years Ended February 28 or 29,	2006	2005	2004

Average shares outstanding for basic net income per share	20,783	18,376	17,226
Dilutive effect of stock options and unvested restricted stock awards	1,215	942	1,253

Average shares outstanding for diluted net income per share	21,998	19,318	18,479

During fiscal 2006, 2005 and 2004, stock options covering 1,186,000, 1,239,000 and 1,262,000 common shares, respectively, were excluded from the computation of diluted net income per share, because their effects were anti-dilutive.

4.	BUSINESS ACQUISITION

On March 30, 2005, SMSC announced the completion of its acquisition of OASIS SiliconSystems Holding AG (“OASIS”). Based in Karlsruhe, Germany, OASIS is engaged in the development and marketing of integrated circuits that enable networking of multimedia devices for automotive infotainment applications.

The transaction was accounted for as a purchase under accounting principles generally accepted in the United States of America, whereby the purchase price for OASIS has been allocated to the net tangible and intangible assets acquired, based upon their fair values as of March 30, 2005, and the results of OASIS’ operations subsequent to March 30, 2005 have been included in the Company’s consolidated results of operations.

SMSC acquired all of OASIS’ outstanding capital stock in exchange for initial consideration of $118.6 million, including approximately 2.1 million shares of SMSC common stock valued for accounting purposes at $35.8 million, $79.5 million of cash, and approximately $3.3 million of direct acquisition costs, including legal, banking, accounting and valuation fees. The tangible assets of OASIS at March 30, 2005 included approximately $22.4 million of cash and cash equivalents, resulting in an initial net cash outlay of approximately $60.5 million. SMSC’s existing cash balances were the source of the cash used in the transaction. For accounting purposes, the value of the SMSC common stock was determined using the stock’s market value for the average of the two days before and after the date the terms of the acquisition were announced. Under the terms of the Share Purchase Agreement, approximately 1.2 million of the shares and $1.8 million of the cash issued to the former shareholders of

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

OASIS is being held in an escrow account as security for certain indemnity obligations of OASIS’ former shareholders.

The terms of the agreement also provided the former OASIS shareholders the opportunity to earn up to $20 million of additional consideration, based upon achieving certain fiscal 2006 performance goals, the amount earned of which, if any, was indeterminable until February 28, 2006. Based upon fiscal 2006 performance, the Company has estimated that the former OASIS shareholders have earned approximately $17.8 million of additional consideration, consisting of approximately 0.2 million shares of SMSC common stock valued for accounting purposes as of February 28, 2006 at $5.4 million, and approximately $12.4 million of cash, all of which was subject to a final, contractual computation review and was paid during the first quarter of fiscal 2007. SMSC’s existing cash balances were used to fund the cash portion of the additional consideration. This additional consideration was recorded as additional goodwill and was reflected within current liabilities on the Company’s consolidated balance sheet at February 28, 2006, resulting in an aggregate purchase price for OASIS of $136.4 million. In accordance with the purchase agreement, the Company submitted a final computation of the additional consideration payable to the former OASIS shareholders on April 28, 2006 (see Note 20 — Subsequent Events).

The following table summarizes the components of the purchase price (in millions):

Initial Consideration
Cash	$79.5
SMSC common stock (2.1 million shares)	35.8
Transaction costs	3.3

118.6

Additional Consideration
Cash	12.4
SMSC common stock (0.2 million shares)	5.4

17.8

$136.4

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the allocation of the purchase price, including the impact of several adjustments recorded subsequent to March 30, 2005, for the settlement of certain accrued liabilities in amounts different than originally estimated, and for the refinement of income tax liabilities (in millions):

Cash and cash equivalents	$22.4
Accounts receivable	5.8
Inventory	12.9
Other current assets	0.5
Identifiable intangible assets:
Purchased technology	32.4
Customer relationships	10.5
Trademark	5.4
Other	0.6
Property and equipment	2.7
Goodwill	69.0
Deferred income tax benefits	0.6
Accounts payable	(1.7)
Accrued expenses and income taxes	(6.5)
Deferred income tax liabilities	(19.1)
In-process research and development	0.9

$136.4

The majority of OASIS’ net assets, including goodwill and identifiable intangible assets, are located in Europe, and the functional currency of OASIS’ operations in Europe is the euro. Accordingly, these euro-denominated net assets are translated into U.S. dollars at period-end exchange rates and gains or losses arising from translation are included as a component of accumulated other comprehensive income within shareholders’ equity.

In accordance with the provisions of SFAS No. 141, Business Combinations (“SFAS 141”), OASIS’ finished goods inventory was valued at estimated selling prices less the costs of disposal and a reasonable profit allowance for the related selling effort; work-in-process inventory was valued at estimated selling prices of the finished goods less costs to complete, costs of disposal, and a reasonable profit allowance for the completing and selling efforts; and raw materials were valued at current replacement costs. These values initially exceeded OASIS’ historical inventory cost by approximately $1.7 million. This value was included within the $12.9 million of fair value assigned to OASIS’ inventory at March 30, 2005, and was recorded as a component of costs of goods sold as the underlying inventory was sold between April 2005 and September 2005.

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

OASIS owns certain trademarks related to its multimedia networking technology. The estimated fair value attributed to these trademarks was determined by calculating the present value of the royalty savings related to the trademarks using an assumed royalty rate of 1.5% and a discount rate of 23%. These trademarks have indefinite

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lives and are therefore not being amortized. They are subject to an impairment test on an annual basis, or when an event or circumstance occurs indicating a possible impairment in value.

Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired. This acquisition significantly expanded SMSC’s sales of integrated circuits into automotive infotainment applications, and is now also providing opportunities for expanded revenues into other applications, including consumer networking. It also added an assembled workforce of approximately 150 employees to SMSC’s operations. These factors contributed to recognition of goodwill as a component of the purchase price. In accordance with SFAS 142, goodwill is not amortized but will be tested for impairment at least annually.

The $0.9 million allocated to in-process research and development represented the fair value of purchased in-process technology for research projects that, as of the March 30, 2005 closing date of the acquisition, had not reached technological feasibility and had no alternative future uses. This value was based upon discounted cash flows attributable to the projects using a discount rate of 28%, the estimated time to complete the projects and the levels of risks involved. These projects were primarily focused on deployment of certain technology into consumer applications. The $0.9 million estimated fair value of in-process research and development was reflected within operating expenses for fiscal 2006.

The following unaudited pro forma financial information presents the combined operating results of SMSC and OASIS as if the acquisition had occurred as of the beginning of each period presented. Pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results. Pro forma financial information for the fiscal years ended February 28, 2006 and 2005, is presented in the following table:

For the Fiscal Years Ended February 28,	2006	2005
	(in millions, except per share data)

Revenues	$323.3	$260.3
Net income (loss)	$11.5	$(1.7)
Basic net income (loss) per share	$0.55	$(0.08)
Diluted net income (loss) per share	$0.52	$(0.08)

5.	GOODWILL AND INTANGIBLE ASSETS

The Company’s March 2005 acquisition of OASIS included the purchase of $42.9 million of finite-lived intangible assets, an indefinite-lived trademark of $5.4 million, and goodwill of $69.0 million. Some of these intangible assets are denominated in currencies other than the U.S. dollar, and these March 2005 values reflect foreign exchange rates in effect on the date of the transaction. The Company’s June 2002 acquisition of Tucson, Arizona-based Gain Technology Corporation included the acquisition of $7.1 million of finite-lived intangible assets and $29.4 million of goodwill, after adjustments.

In accordance with the provisions of SFAS 142, goodwill is not amortized, but is tested for impairment in value annually, as well as when an event or circumstance occurs indicating a possible impairment in value. The Company performs an annual goodwill impairment review during the fourth quarter of each fiscal year, and completed its most recent annual review during the fourth quarter of fiscal 2006, during which no impairment in value was identified.

All finite-lived intangible assets are being amortized on a straight-line basis, which approximates the pattern in which the estimated economic benefits of the assets are realized, over their estimated useful lives. Existing technologies have been assigned estimated useful lives of between six and eight years, with a weighted-average

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

useful life of approximately eight years. Customer relationships and contracts have been assigned useful lives of between one and ten years, with a weighted-average useful life of approximately eight years.

Intangible assets that are denominated in a functional currency other than the U.S. dollar have been translated into U.S. dollars using the exchange rate in effect on the reporting date. As of February 28, 2006 and 2005, the Company’s identifiable intangible assets consisted of the following:

	2006		2005
		Accumulated		Accumulated
As of February 28,	Cost	Amortization	Cost	Amortization
	(in thousands)

Purchased technologies	$37,280	$7,425	$6,179	$2,832
Customer relationships and contracts	10,040	1,235	326	89

Total — finite-lived intangible assets	47,320	8,660	6,505	2,921
Trademark and other	5,379	—	—	—

	$52,699	$8,660	$6,505	$2,921

Total amortization expense recorded for finite-lived intangible assets was $5.8 million, $1.1 million and $1.3 million for fiscal 2006, 2005 and 2004, respectively.

Estimated future finite-lived intangible asset amortization expense is as follows (in thousands):

Period	Amount

Fiscal 2007	$6,164
Fiscal 2008	6,165
Fiscal 2009	5,392
Fiscal 2010	5,135
Fiscal 2011	5,135
Fiscal 2012 and thereafter	10,669

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	OTHER BALANCE SHEET DATA

As of February 28,	2006	2005
	(In thousands)

Inventories:
Raw materials	$1,812	$1,143
Work-in-process	26,378	16,626
Finished goods	13,671	15,541

	$41,861	$33,310

Property, plant and equipment:
Land	$803	$578
Buildings and improvements	15,135	12,064
Machinery and equipment	75,584	68,190
Construction in progress	16,184	1,601

	107,706	82,433

Less: accumulated depreciation and amortization	69,566	59,803

	$38,140	$22,630

Accrued expenses, income taxes and other liabilities:
Compensation, incentives and benefits	$8,669	$4,633
Stock appreciation rights	6,668	57
Legal fees	206	2,274
Supplier financing — current portion	354	1,954
Income taxes	6,437	1,197
Other	6,585	3,285

	$28,919	$13,400

Other liabilities:
Retirement benefits	$6,635	$6,595
Stock appreciation rights	4,857	69
Income taxes	5,014	4,305
Supplier financing — long-term portion	173	527
Other	651	830

	$17,330	$12,326

7.	SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. In July 2000, the authorization was expanded from one million shares to two million shares and in July 2002 the authorization was expanded from two million shares to three million shares. As of February 28, 2006, the Company had repurchased approximately 2.0 million shares of common stock at a cost of $26.0 million under this program, including 150,000 shares repurchased at a cost of $2.2 million in fiscal 2006, and 21,800 shares

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchased at a cost of $0.3 million in fiscal 2005. No shares were repurchased during fiscal 2004. The Company currently holds repurchased shares as treasury stock, reported at cost.

Shareholder Rights Plan

The Company maintains a Shareholder Rights Plan as part of its commitment to ensure fair value to all shareholders in the event of an unsolicited takeover offer. The Company’s current Shareholder Rights Plan was adopted by the Board of Directors in January 1998, replacing the Company’s previous plan that had expired on January 12, 1998, and was subsequently amended in December 2000 and in April 2002. Under this plan, the Company’s shareholders of record on January 13, 1998 received a dividend distribution of one preferred stock purchase right for each share of common stock then held, and any new stock issued after the record date contains the same rights. In the event of certain efforts to acquire control of the Company, these rights allow shareholders to purchase common stock of the Company at a discounted price. The rights will expire in January 2008, unless previously redeemed by the Company at $0.01 per right. Citigroup, Inc.’s (Citigroup) ownership of the Company’s common stock is excluded from requiring distribution of rights under the plan, so long as Citigroup remains a passive investor and its ownership interest does not exceed 28%. As of December 31, 2005, Citigroup reported beneficial ownership of the Company of less than 10%.

8.	INCOME TAXES

Income (loss) before income taxes and minority interest consists of:

	2006	2005	2004
	(in thousands)

Income (loss) from domestic operations	$10,463	$(2,664)	$28,435
Income (loss) from foreign operations	6,079	1,999	1,359

	$16,542	$(665)	$29,794

The provision for (benefit from) income taxes included in the accompanying consolidated statements of operations consists of the following:

For the Years Ended February 28 or 29,	2006	2005	2004
	(in thousands)

Current
Federal	$7,067	$(646)	$5,647
Foreign	172	854	365
State	5,358	192	175

	12,597	400	6,187
Deferred	(8,085)	(2,667)	1,850

	4,512	(2,267)	8,037
Plus: tax benefits from discontinued operations	—	—	(14)

	$4,512	$(2,267)	$8,051

The tax benefits from discontinued operations represent the taxes resulting from net losses related to the Company’s previous sale of a former division, which was accounted for as a discontinued operation. This transaction is further described in Note 14.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The items accounting for the difference between the provision for (benefit from) income taxes computed at the U.S. federal statutory rate and the Company’s provision for (benefit from) income taxes are as follows:

For the Years Ended February 28 or 29,	2006	2005	2004
	(in thousands)

Provision for (benefit from) income taxes computed at U.S. federal statutory tax rate	$5,780	$(233)	$10,344
State taxes, net of federal benefit	159	125	215
Differences between foreign and U.S. income tax rates	988	209	(62)
Tax-exempt income	(892)	(744)	(224)
Export sales (benefit)	31	(562)	(822)
Adjustments to prior years’ taxes	93	22	(817)
Tax credits	(1,725)	(1,104)	(518)
Other	78	20	(79)

	$4,512	$(2,267)	$8,037

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred income taxes are as follows:

As of February 28,	2006	2005
	(in thousands)

Reserves and accruals not currently deductible for income tax purposes	$19,468	$11,305
Inventory valuation	1,714	1,515
Intangible asset amortization	(16,215)	(997)
Restructuring costs	1,953	2,024
Purchased in-process technology	696	818
Property, plant and equipment depreciation	(25)	(1,096)
Net operating losses	2,033	7,422
Research & development tax credit carryforward	4,634	2,607
Other, net	1,689	1,266

Net deferred tax assets	$15,947	$24,864

Income (loss) before income taxes and minority interest includes foreign income of $6.3 million, $2.0 million, and $1.2 million for fiscal 2006, 2005 and 2004, respectively.

At February 28, 2006, the Company had federal net operating loss carryforwards totaling $5.8 million. This net operating loss was from net operating results in fiscal 2005, the tax effects of which are reflected within the current portion of deferred income taxes on the consolidated balance sheet at February  28, 2006. The Company also has $2.0 million of New York State tax credit carryforwards at February 28, 2006, of which none will expire in fiscal 2007. The credit carryforwards expire at various dates from fiscal 2008 through fiscal 2019.

9.	TECHNOLOGY AND PATENT LICENSE AGREEMENTS WITH INTEL CORPORATION

In 1987, the Company and Intel Corporation (“Intel”) entered into an agreement providing for, among other things, a broad, worldwide, non-exclusive patent cross-license, covering manufacturing processes and products, thereby providing each company access to the other’s current and future patent portfolios.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2003, the Company and Intel announced that they had enhanced their intellectual property and business relationship. The companies agreed to collaborate on certain future Input/Output (I/O) and sensor products, and Intel agreed to use the Company’s devices on certain current and future generations of Intel products. In addition, the Company agreed to limit its rights, under its 1987 patent cross-license with Intel, to manufacture and sell Northbridge products and Intel Architecture Microprocessors on behalf of third parties. The companies also terminated an Investor Rights Agreement between them, which had been entered into in connection with Intel’s 1997 acquisition of 1,543,000 shares of the Company’s common stock. Under this agreement, Intel had certain information, corporate governance and other rights with respect to the activities of the Company.

In respect to this relationship, Intel agreed to pay to the Company an aggregate amount of $75 million, of which $20.0 million and $2.5 million was recognized as intellectual property revenue, and paid, in the third and fourth quarters of fiscal 2004, respectively, $2.5 million was recognized as intellectual property revenue, and paid, in each quarter of fiscal 2005 and in each of the first three quarters of fiscal 2006, and $2.8 million was recognized as intellectual property revenue, and paid, in the fourth quarter of fiscal 2006. Of the remaining amount, $11.25 million is payable in fiscal 2007, $12.0 million is payable in fiscal 2008 and $9.0 million is payable in fiscal 2009. Such amounts are payable in quarterly installments each year, and are subject to possible reduction, in a manner and to an extent to be agreed by the parties, based upon the companies’ collaboration and sales, facilitated by Intel, of certain future new products of the Company.

10.	MINORITY INTEREST IN SUBSIDIARY

The Company conducts its business in the Japanese market through its subsidiary, SMSC Japan. SMSC Japan’s original capitalization in fiscal 1987 included a minority investment by Sumitomo Metal Industries, Ltd. of Osaka, Japan (Sumitomo) totaling 2.1 billion yen, or approximately $12.7 million at then-current exchange rates, in exchange for 20% of SMSC Japan’s issued and outstanding common stock and all of its non-cumulative, non-voting 6% preferred stock.

In January 2004, SMSC Japan redeemed Sumitomo’s common and preferred stock investments for combined consideration of 551 million yen, or approximately $5.2 million at then-current exchange rates, of which $3.0 million represented the redemption of the preferred stock investment and $2.2 million was the estimated fair value of Sumitomo’s 20% common stock investment. The difference between the carrying value and the redemption price of the preferred stock, totaling $6.7 million, was recorded as a credit to additional paid-in capital, and is also presented as a component of net income applicable to common shareholders in the consolidated statement of operations for fiscal 2004, in accordance with the provisions of Emerging Issues Task Force Issue No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The $2.2 million assigned to Sumitomo’s common stock investment in SMSC Japan was allocated to the underlying net assets acquired at their respective fair values, which approximated their carrying values.

11.	REAL ESTATE TRANSACTIONS

During the third quarter of fiscal 2005, the Company sold its remaining parcel of idle real estate in Hauppauge, New York, for net proceeds of $1.7 million, after transaction costs. This property had a carrying value of approximately $0.4 million. The contract of sale required the Company to complete the remediation of certain soil contamination of uncertain origin identified at this property, at its expense. In recognition of both the uncertain cost and uncertain completion date of the soil remediation obligation at that time, the Company did not reflect the impact of this transaction within its statement of operations for the third quarter of fiscal 2005. The Company subsequently completed the project during the fourth quarter of fiscal 2005, and received final regulatory approval thereafter. Accordingly, the Company recognized a gain of $1.0 million on this transaction, after related remediation project costs, in the fourth quarter of fiscal 2005.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2004, the Company sold certain portions of its Hauppauge, New York real estate holdings for aggregate proceeds of $7.0 million, net of transaction costs. These transactions resulted in an aggregate gain of $1.7 million, $1.4 million of which related to property in which the Company had no continued interest and was recognized within the Company’s fiscal 2004 first quarter operating results, and $0.3 million of which related to property that the Company leased back from the purchaser and was therefore deferred. This deferred gain was recognized within the Company’s operating results as a reduction of rent expense on a straight-line basis over a 30-month period beginning in June 2003, consistent with the original term of the lease. This lease was subsequently extended for six months, through May 2006, and as of February 28, 2006, the Company’s remaining rent obligation over the term of this lease is approximately $0.1 million.

12.	SALES AND IMPAIRMENTS OF INVESTMENTS

Investment in Chartered Semiconductor

During the first quarter of fiscal 2004, the Company sold its equity investment in Chartered Semiconductor Manufacturing Ltd. (Chartered), realizing a loss of $0.7 million, which is included within Other income (expense), net on the Consolidated Statements of Operations for fiscal 2004.

Investment in SMC Networks, Inc.

The Company’s investment in SMC Networks, Inc. was a residual minority equity interest in a non-public company sold by SMSC in 1997. Based upon a valuation analysis performed by the Company with the assistance of a third party, this investment, which carried an original cost of $8.5 million, was fully written off in the third quarter of fiscal 2003. Subsequently, as part of the December 2003 arbitration settlement with Accton, discussed within Note 14, the Company transferred this investment to Accton for a nominal value.

13.	BUSINESS RESTRUCTURING

In November 2001, the Company exited the PC chipset business. This reorganization was implemented to redirect the Company’s resources towards higher growth, higher margin businesses. All obligations under this restructuring were satisfied and reconciled in periods prior to fiscal 2005, with the exception of long-term non-cancelable lease obligations, which are being paid over their respective terms, through August 2008.

The following table provides a summary of the Company’s reserve for this restructuring for the three years ended February 28, 2006 (in thousands):

	Non-Cancelable
	Lease	Other
	Obligations	Charges	Total

Business restructuring reserve at February 28, 2003	$1,374	$45	$1,419
Cash payments	(414)	—	(414)
Non-cash adjustments	—	(45)	(45)

Business restructuring reserve at February 29, 2004	960	—	960
Cash payments	(433)	—	(433)

Business restructuring reserve at February 28, 2005	527	—	527
Cash payments	(204)	—	(204)

Business restructuring reserve at February 28, 2006	$323	$—	$323

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	DISCONTINUED OPERATIONS

The Company had been involved in an arbitration proceeding with Accton Technology Corporation (“Accton”) and SMC Networks, Inc. (“Networks”), relating to claims associated with the October 1997 purchase of a majority interest in Networks by Accton from SMSC. This divestiture was accounted for as a discontinued operation, and accordingly, costs associated with this action, net of income taxes, were reported within Loss from discontinued operations on the Consolidated Statements of Operations. These costs totaled $0.3 million in fiscal 2004, before applicable income tax benefits. This action was settled during the fourth quarter of fiscal 2004, with SMSC realizing a pre-tax gain of $0.3 million, which is included within loss from discontinued operations on the consolidated statements of operations for fiscal 2004.

15.	BENEFIT AND INCENTIVE PLANS

Incentive Savings and Retirement Plan

The Company maintains a defined contribution Incentive Savings and Retirement Plan (the “SMSC Plan”) which, pursuant to Section 401(k) of the Internal Revenue Code, permits employees to defer taxation on their pre-tax contributions to the SMSC Plan.

The SMSC Plan permits employees to contribute a portion of their earnings, through payroll deductions, based on earnings reduction agreements. The Company makes matching contributions to the SMSC Plan in the form of SMSC common stock. The Company’s matching contribution to the SMSC Plan is equal to two-thirds of the employee’s contribution, up to 6% of the employee’s earnings. The Company’s matching contributions to the SMSC Plan totaled $1.3 million, $1.2 million, and $1.1 million in fiscal 2006, 2005 and 2004, respectively.

Common stock for the Company’s matching contributions to the SMSC Plan is purchased in the open market. Since its inception, 1,549,000 shares of the Company’s common stock have been contributed to the SMSC Plan.

As of February 28, 2006, 382 of the 544 employees who had satisfied the SMSC Plan’s eligibility requirements were participating and making contributions to the SMSC Plan.

Employee Stock Option Plans

Under the Company’s stock option plans, including inducement plans, the Compensation Committee of the Board of Directors is authorized to grant options to purchase shares of common stock. The purpose of these plans is to promote the interests of the Company and its shareholders by providing officers and key employees with additional incentives and the opportunity, through stock ownership, to increase their proprietary interest in the Company and their personal interest in its continued success. Options under inducement plans may only be offered to new employees. Options are granted at prices not less than the fair market value on the date of grant. As of February 28, 2006, 896,000 shares of common stock were available for future grants of stock options, of which 787,000 can also be issued as restricted stock awards.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option plan activity is summarized below (shares in thousands):

	2006	Exercise	2005	Exercise	2004	Exercise
	Shares	Prices	Shares	Prices	Shares	Prices

Options outstanding, beginning of year	4,047	$17.22	4,255	$16.40	4,778	$14.87
Granted	2,142	$21.05	407	$23.24	1,146	$17.94
Exercised	(1,190)	$14.95	(310)	$13.61	(1,405)	$12.01
Canceled or expired	(203)	$20.27	(305)	$17.48	(264)	$18.87

Options outstanding, end of year	4,796	$19.36	4,047	$17.22	4,255	$16.40

Options exercisable	1,406	$16.25	1,652	$16.01	1,054	$14.16

The following table summarizes information relating to currently outstanding and exercisable options as of February 28, 2006 (shares in thousands):

	Weighted
	Average		Weighted		Weighted
	Remaining		Average		Average
	Lives	Options	Exercise	Options	Exercise
Range of Exercise Prices	(in years)	Outstanding	Prices	Exercisable	Prices

$ 6.75 - $14.09	6.0	977	$11.92	496	$10.35
$14.38 - $17.38	5.9	468	$15.53	264	$15.46
$17.62 - $17.62	9.1	1,039	$17.62	—	$—
$17.69 - $22.35	6.7	1,260	$20.56	564	$20.48
$22.38 - $32.83	9.0	1,052	$28.25	82	$25.46

		4,796		1,406

Director Stock Option Plan

Under the Company’s Director Stock Option Plan, non-qualified options to purchase common stock may be granted to directors at prices not less than the market price of the shares at the date of grant. At February 28, 2006, the expiration dates of the outstanding options under this plan range from July 15, 2007 to July 15, 2015, and the exercise prices range from $8.50 to $30.12 (weighted average $18.50 per share).

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of activity under the Director Stock Option Plan over the past three fiscal years (shares in thousands):

		Weighted		Weighted		Weighted
	Fiscal	Average	Fiscal	Average	Fiscal	Average
	2006	Exercise	2005	Exercise	2004	Exercise
	Shares	Prices	Shares	Prices	Shares	Prices

Options outstanding, beginning of year	305	$17.86	263	$17.52	271	$15.03
Granted	21	$19.40	42	$20.10	129	$20.52
Exercised	(35)	$12.40	—	$—	(134)	$15.33
Canceled or expired	—	$—	—	$—	(3)	$20.25

Options outstanding, end of year	291	$18.64	305	$17.86	263	$17.52

Options exercisable	263	$18.50	251	$17.40	181	$16.41

Shares available for future grants, end of year	3		24		66

Director Deferred Compensation Plan

The Company has a deferred compensation plan for its non-employee directors, which requires eligible directors to defer either 50% or 100% of their basic annual compensation. Under this plan, an unfunded account is established for each participating director, which is credited with equivalent units of the Company’s common stock on a quarterly basis. These equivalent units track the economic performance of the underlying stock, but carry no voting rights. The deferred compensation earned under this plan is payable when the participant leaves the Company’s Board of Directors, for any reason, and, pursuant to a plan amendment implemented in fiscal 2003, is generally required to be paid in the form of common stock. Compensation expense under this plan was $0.1 million, $0.1 million and $0.3 million in fiscal 2006, 2005 and 2004, respectively.

The following is a summary of the activity under this plan (units in thousands):

For the Fiscal Years Ended February 28 or 29,	2006	2005	2004

Common stock equivalent units, beginning of year	36	29	35
Common stock equivalent units earned	7	7	5
Distributions	—	—	(11)

Common stock equivalent units, end of year	43	36	29

Common stock equivalent units available, end of year	36	43	50

Range of common stock prices used to calculate common stock equivalent units	$14.12-$31.92	$16.31-$26.72	$14.82-$26.45

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees. The Company grants these awards, at its discretion, from the shares available under its 2001 and 2003 Stock Option and Restricted Stock Plans and its 2005 Inducement Stock Option and Restricted Stock Plan. The shares awarded are typically earned in 25%, 25% and 50% increments on the first, second and third anniversaries of the award, respectively, and are

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The market value of these shares at the date of award is recorded as compensation expense ratably over the three-year periods from the respective award dates, as adjusted for forfeitures of unvested awards. Deferred compensation expense of $4.0 million and $1.9 million associated with unearned shares under this plan as of February 28, 2006 and 2005, respectively, is reported within shareholders’ equity on the Company’s consolidated balance sheets. Compensation expense for these awards was $1.6 million, $0.9 million and $1.0 million in fiscal 2006, 2005 and 2004, respectively.

Through February 28, 2006, 353,949 shares, net of cancellations, have been awarded under these plans, and 255,000 shares are unvested. The Company, at its discretion, can grant restricted stock awards from the shares available under its 2001 and 2003 Stock Option and Restricted Stock Plans and its 2005 Inducement Stock Option and Restricted Stock Plan.

Stock Appreciation Rights Plan

In September 2004, the Company’s Board of Directors approved a Stock Appreciation Rights (SAR) Plan (the “Plan”), the purpose of which is to attract, retain, reward and motivate employees and consultants to promote the Company’s best interests and to share in its future success. The Plan authorizes the Board’s Compensation Committee to grant up to two million SAR awards to eligible officers, employees and consultants. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of SMSC common stock over the award’s exercise price. The exercise price of a SAR is equal to the closing market price of SMSC stock on the date of grant. SAR awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant.

Activity under the Stock Appreciation Rights Plan is summarized below (shares in thousands):

		Weighted		Weighted
	Fiscal	Average	Fiscal	Average
	2006	Exercise	2005	Exercise
	SARs	Prices	SARs	Prices

SARs outstanding, beginning of year	1,459	$17.10	—	—
Granted	228	$27.31	1,468	$17.10
Exercised	(111)	$17.10	—	—
Canceled or expired	(53)	$17.18	(9)	$17.10

SARs outstanding, end of year	1,523	$18.63	1,459	$17.10

SARs exercisable	203		—

The Company recognizes compensation expense for the appreciation of a SAR award’s market value over its exercise price over the term of the award. Based upon the Company’s $32.52 common stock price at February 28, 2006, $11.5 million of accrued SAR compensation expense is reflected on the Company’s February 28, 2006 consolidated balance sheet, the current portion of which is $6.7 million, reflecting compensation associated with SARs which are currently vested or which will vest within fiscal 2007.

When a SAR is exercised, any difference between the actual appreciation in the market value of the Company’s stock on the date of exercise, which is paid to the participant in cash, and the amount previously accrued as compensation expense, is reflected as a current adjustment to compensation expense. The Company recorded $13.0 million of compensation expense for these awards during fiscal 2006, including $0.9 million within costs of goods sold, $3.1 million within research and development, and $9.0 million within selling, general and administrative expenses. The Company recorded $0.1 million of compensation expense for these awards during fiscal 2005, primarily within selling, general and administrative expenses.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2005, the Company’s Board of Director’s approved the 2005 Director Stock Appreciation Rights Plan. The Company can grant up to 42,000 Director SARs under this plan, and 21,000 shares were granted during fiscal 2006 at a weighted average price of $29.64. The Company recognizes compensation expense for the appreciation of a SAR award’s market value over its exercise price over the term of the award. The Company expense for this plan was nominal in fiscal 2006, and was included in the total SAR expense for employees detailed above.

Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) to provide senior management with retirement, disability and death benefits. The SERP’s retirement benefits are based upon the participant’s average compensation during the three-year period prior to retirement. Based upon a measurement performed as of February 28, 2006, the following table sets forth the components of the SERP’s net periodic pension expense, the changes in the SERP’s projected benefit obligation, the SERP’s funded status and the assumptions used in determining the present value of benefit obligations (dollars in thousands):

For the Fiscal Years Ended February 28 or 29,	2006	2005	2004

Service cost — benefits earned during the year	$114	$124	$115
Interest cost on projected benefit obligations	373	408	389
Net amortization and deferral	245	268	252

Net periodic pension expense	$732	$800	$756

Projected benefit obligation:
Beginning of year	$6,812	$7,116	$6,628
Service cost — benefits earned during the year	114	124	115
Interest cost	373	408	389
Benefit payments	(222)	(275)	(275)
Other	(661)	(561)	259

End of year	$6,416	$6,812	$7,116

As of February 28 or 29,	2006	2005	2004

Actuarial present value of:
Vested benefit obligation	$5,366	$5,407	$4,763
Nonvested benefit obligation	393	458	670

Accumulated benefit obligation	5,759	5,865	5,433
Effect of projected future salary increases	657	947	1,683

Projected benefit obligation	6,416	6,812	7,116
Unrecognized gain or (loss)	239	(422)	(1,006)
Unrecognized net transition asset	(735)	(981)	(1,225)
Additional minimum liability	—	456	548

Accrued pension cost	$5,920	$5,865	$5,433

Assumptions used in determining actuarial present value of benefit obligations:
Discount rate	5.55%	5.59%	5.85%
Weighted average rate of compensation increase	4.00%	4.00%	7.00%

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The discount rate used in the Plan’s measurement is based upon a weighted average of high-quality long-term investment yields during the six-month period preceding the date of measurement. The weighted average rate of compensation increase was reduced in fiscal 2005 to better reflect management’s current expectations of future compensation trends.

Although the Plan is unfunded, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing benefits. The cash surrender value of these policies was approximately $1.6 million at both February 28, 2006 and 2005.

Annual benefit payments under this plan are expected to be approximately $0.3 million, $0.5 million, $0.6 million, $0.6 million and $0.5 million in fiscal 2007 through fiscal 2011, respectively, and approximately $2.6 million cumulatively in fiscal 2012 through fiscal 2016.

One of the Company’s subsidiary, SMSC Japan, also maintains an unfunded retirement plan, which provides its employees and directors with separation benefits, consistent with customary practices in Japan. Benefits under this defined benefit plan are based upon length of service and compensation factors. Based upon a measurement of the Plan performed as of February 28, 2006, the following table sets forth the components of the Plan’s net periodic pension expense, the changes in the Plan’s projected benefit obligation, the Plan’s funded status and the assumptions used in determining the present value of benefit obligations (dollars in thousands):

For the Fiscal Years Ended February 28 or 29,	2006	2005	2004

Service cost — benefits earned during the year	$212	$230	$152
Interest cost on projected benefit obligations	17	21	17
Net amortization and deferral	14	22	21

Net periodic pension expense	$243	$273	$190

Projected benefit obligation:
Beginning of year	$1,037	$1,088	$810
Service cost — benefits earned during the year	212	230	152
Interest cost	17	21	17
Benefit payments	(10)	(81)	—
Other	(107)	(221)	109

End of year	$1,149	$1,037	$1,088

As of February 28 or 29,	2006	2005	2004

Actuarial present value of:
Accumulated benefit obligation (entirely vested)	1,101	991	836
Effect of projected future salary increases	48	46	252

Projected benefit obligation	1,149	1,037	1,088
Unrecognized gain or (loss)	238	271	—
Unrecognized net transition asset	(137)	(174)	(187)
Other	(7)	(8)	(9)

Accrued pension cost	$1,243	$1,126	$892

Assumptions used in determining actuarial present value of benefit obligations:
Discount rate	1.75%	1.75%	2.00%
Weighted average rate of compensation increase	2.00%	2.00%	3.50%

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The discount rate used in the Plan’s measurement is based upon an average of high-quality long-term investment yields in Japan. The weighted average rate of compensation increase was reduced for fiscal 2005 and 2006 to better reflect management’s current expectations of future compensation trends.

Annual benefit payments under this plan are expected to be no more than $0.1 million for the foreseeable future.

16.	SUPPLEMENTAL CASH FLOW DISCLOSURES

The Company acquired $200, $943 and $3,894 of design tools in fiscal 2006, 2005 and 2004, respectively, through long-term financing provided by suppliers.

The Company received payments totaling $2,610 in fiscal 2004 primarily related to the release of an escrow account in settlement of an arbitration with Accton Technology Corporation and SMSC Networks Inc. As this matter related to a divested business (see Note 14. — Discontinued Operations), this receipt was classified as cash provided by discontinued operations - operating activities, in the Company’s consolidated statements of cash flows.

17.	COMMITMENTS AND CONTINGENCIES

Leases

The Company and its subsidiaries lease certain facilities and equipment under operating leases. The facility leases generally provide for the lessee to pay taxes, maintenance, and certain other operating costs of the leased property.

At February 28, 2006, future minimum lease payments for non-cancelable lease obligations are as follows:

Minimum
Lease
Payments
(in thousands)

2007	$3,050
2008	2,238
2009	1,729
2010	1,413
2011 and thereafter	649

Total minimum lease payments	$9,079

Total rent expense for all operating leases was $3.5 million, $2.8 million and $2.6 million in fiscal 2006, 2005 and 2004, respectively.

Open Purchase Orders

As of February 28, 2006, the Company had approximately $35.0 million in obligations under open purchase orders. Open purchase orders represent agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including quantities to be purchased, pricing provisions and the approximate timing of the transactions. These obligations primarily relate to future purchases of wafers from foundries, assembly and testing services and manufacturing and design equipment.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplier Financing

During fiscal 2005 and 2004, the Company acquired $0.9 million and $3.9 million, respectively, of software and other tools used in product design, for which the suppliers provided payment terms through fiscal 2008.

At February 28, 2006, future supplier financing obligations are as follows (in thousands):

2007	$354
2008	173

Total supplier financing obligations	$527

The Company’s Consolidated Balance Sheets include the current portion of these obligations within Accrued expenses, income taxes and other liabilities, and the long-term portion within Other liabilities.

Litigation

From time to time as a normal incidence of doing business, various claims and litigation may be asserted or commenced against the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability for damages and/or invalidate its proprietary rights. Any lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention, and an adverse outcome of any significant matter could have a material adverse effect on the Company’s consolidated results of operations or cash flows in the quarter or annual period in which one or more of these matters are resolved.

In June 2003, SMSC was named as a defendant in a patent infringement lawsuit filed by Analog Devices, Inc. (ADI) in the United States District Court for the District of Massachusetts (Analog Devices, Inc. v. Standard Microsystems Corporation, Case Number 03 CIV 11216). The Complaint, as amended, alleged that some of the Company’s products infringed one or more of three of ADI’s patents, and sought injunctive relief and unspecified damages. In September 2003, the Company filed an Answer in the lawsuit, denying ADI’s allegations and raising affirmative defenses and counterclaims. During the fourth quarter of fiscal 2005, the Company and ADI reached a settlement of this dispute, under which both parties agreed to dismiss all claims against each other. As part of the agreement, the Company made a one-time payment of $6.0 million to ADI, and ADI granted the Company a royalty-bearing license to the patents in question. The Company does not expect royalties incurred under the license to have a material impact on future results of operations.

As of February 28, 2006, SMSC was not aware of any pending or threatened litigation it believes is likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

18.	INDUSTRY SEGMENT, GEOGRAPHIC, CUSTOMER AND SUPPLIER INFORMATION

Industry Segment

As a consequence of the Company’s focus on developing products that can address multiple end markets and market demand for products that contain more than one element of SMSC’s technology solutions, and the impact that these trends have had on the management of the Company’s business and internal reporting, since the quarter ending November 30, 2005 the Company has concluded that it operates and reports as a single business segment — the design, development, and marketing of semiconductor integrated circuits. This change had no impact on the Company’s disclosure because it previously aggregated the results of operating segments into one reportable segment under the aggregation criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and Revenues by Geographic Region

The Company’s sales by major geographic region are based upon the geographic location of the customers who purchase the Company’s products. For product sales to electronic component distributors, their geographic locations may be different from the geographic locations of the end customers. The information below summarizes sales and revenues to unaffiliated customers by geographic area:

For the Fiscal Years Ended February 28 or 29,	2006	2005	2004
	(in thousands)

Taiwan	$149,153	$94,599	$106,279
Japan	54,293	42,073	37,005
United States	37,390	37,431	36,535
Germany	35,124	4,508	4,235
Other	43,158	30,204	31,819

	$319,118	$208,815	$215,873

Significant Customers

Revenues from significant customers, as percentages of total sales and revenues, are summarized as follows:

For the Fiscal Years Ended February 28 or 29,	2006	2005	2004

Customer A	*	13%	16%
Customer B	*	11%	16%
Customer C	*	13%	12%
Customer D	*	*	12%
Customer E	11%	*	*
Customer F	10%	*	*
Customer G	15%	*	*

*	Less than 10%

Long-Lived Assets by Geographic Region

The Company’s long-lived assets include net property and equipment, goodwill and other intangible assets, deferred income taxes and various long-lived financial instruments. Net property, plant and equipment by geographic area consists of the following :

As of February 28,	2006	2005
	(in thousands)

United States	36,551	22,196
Germany	1,261	18
Japan and Other Asia Pacific	328	416

	$38,140	$22,630

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Suppliers

The Company does not operate a wafer fabrication facility. Four independent semiconductor wafer foundries in Asia and Europe currently supply substantially all of the Company’s devices in current production. In addition, substantially all of the Company’s products are assembled by five independent subcontractors in Asia and Europe.

19.	RELATED PARTY TRANSACTIONS

During fiscal 2006, 2005 and 2004, the Company purchased $0.7 million, $1.2 million and $0.8 million of test equipment and supplies in the ordinary course of business from Delta Design, Inc., whose President and Chief Executive Officer serves on SMSC’s Board of Directors.

20.	SUBSEQUENT EVENTS

On April 28, 2006, the Company completed and submitted to certain former shareholders of OASIS its calculation of the contingent consideration due to them pursuant to the Share Purchase Agreement dated as of March 30, 2005 (“Share Purchase Agreement”) by and among the shareholders of OASIS, SMSC, and SMSC GmbH (now known as SMSC Europe GmbH), a wholly owned subsidiary of SMSC. On May 12, 2006, SMSC paid approximately $12.4 million in cash and issued 162,422 shares in SMSC common stock to certain former shareholders of OASIS as additional consideration for the acquisition of OASIS. Such additional consideration was contingent upon satisfaction of certain post-acquisition performance goals by the former OASIS business as described in Article IV of the Share Purchase Agreement. The source of the cash used for these payments will be existing balances. SMSC’s calculations are final and binding on the former OASIS shareholders unless challenged in accord with Article IV of the Share Purchase Agreement within three (3) months from April 28, 2006.

21.	QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data. The sum of the income (loss) per share amounts may not total due to rounding.)

Fiscal 2006

	Quarter Ended
	May 31	Aug. 31	Nov. 30	Feb. 28

Sales and revenues	$68,807	$79,060	$86,623	$84,628
Income (loss) from operations	3,710	(108)	6,730	2,998
Net income	3,027	19	5,391	3,593

Basic net income per share	$0.15	$—	$0.26	$0.17
Diluted net income per share	$0.15	$—	$0.24	$0.15

Average shares outstanding:
Basic net income per share	20,066	20,630	20,983	21,468
Diluted net income per share	20,476	21,611	22,543	23,304

Operating results for fiscal 2006 include the operating results of OASIS SiliconSystems Holding AG subsequent to March 30, 2005.

Operating results for the fourth quarter include adjustments aggregating to $0.2 million for office lease expenses relating to prior periods.

STANDARD MICROSYSTEMS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2005

	Quarter Ended
	May 31	Aug. 31	Nov. 30	Feb. 28

Sales and revenues	$53,053	$50,157	$50,755	$54,850
Income (loss) from operations	3,637	559	(372)	(6,918)
Net income (loss)	2,912	895	613	(2,818)

Basic net income (loss) per share	$0.16	$0.05	$0.03	$(0.15)
Diluted net income (loss) per share	$0.15	$0.05	$0.03	$(0.15)

Average shares outstanding:
Basic net income (loss) per share	18,246	18,308	18,395	18,552
Diluted net income (loss) per share	19,790	19,169	19,035	18,552

Operating results for the fourth quarter of fiscal 2005 include a $6.0 million settlement charge, a $2.7 write-off related to inventory held by one of the Company’s distributors and a $1.0 million gain on the sale of real estate.

Schedule II — Valuation and Qualifying Accounts
For the Three Years Ended February 28, 2006

	Balance at	Charged	Charged to				Balance
	Beginning	to Costs	Other				at End of
	of Period	and Expenses	Accounts		Deductions		Period
	(In thousands)

Year Ended February 28, 2006
Allowance for Doubtful Accounts	$438	$98	$—		$—		$536
Reserve for Product Returns	$158	$373	$—		$(376	)(b)	$155
Year Ended February 28, 2005
Allowance for Doubtful Accounts	$446	$—	$(8	)(a)	$—		$438
Reserve for Product Returns	$65	$521	$—		$(428	)(b)	$158
Year Ended February 29, 2004
Allowance for Doubtful Accounts	$460	$13	$—		$(27)		$446
Reserve for Product Returns	$200	$113	$—		$(248	)(b)	$65

(a)	Represents adjustment of reserve balance based upon evaluation of accounts receivable collectibility.

(b)	Represents returns of product from customers.

S-1

INDEX TO EXHIBITS:

Exhibit No.		Description

3.1		Certificate of Incorporation of Standard Microsystems Corporation, as amended and restated, incorporated by reference to Exhibit 3 (a) to the registrant’s Form 10-K for the fiscal year ended February 28, 1991.
3.2		Amended and Restated By-Laws of Standard Microsystems Corporation, incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-Q filed on October 11, 2005.
4.1		Rights Agreement with ChaseMellon Shareholder Services L.L.C., as Rights Agent, dated January 7, 1998, incorporated by reference to Exhibit 1 to the registrant’s Registration Statement on Form 8-A filed January 15, 1998.
4.2		Amendment No. 1 to Rights Agreement with ChaseMellon Shareholder Services L.L.C., as Rights Agent, dated January 23, 2001, incorporated by reference to Exhibit 4.2 to the registrant’s Form 10-K for the fiscal year ended February 28, 2001.
4.3		Amendment No. 2 to Rights Agreement with ChaseMellon Shareholder Services L.L.C., as Rights Agent, dated April 9, 2002, incorporated by reference to Exhibit 3 to the registrant’s Registration Statement on Form 8-A/A filed April 10, 2002.
10	.1*	Employment Agreement with Steven J. Bilodeau, dated March 18, 1999, incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-K for the fiscal year ended February 28, 1999.
10	.2*	Employment Agreement with Andrew M. Caggia, dated January 7, 2000, incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-K for the fiscal year ended February 29, 2000.
10	.3*	Amendments to Employment Agreements with Steven J. Bilodeau and Andrew M. Caggia, incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-K for the fiscal year ended February 28, 2002.
10	.4*	Amendment to Employment Agreement with Andrew M. Caggia, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on May 27, 2005.
10	.6*	Letter Agreement with William D. Shovers, dated May 1, 2006, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on May 1, 2006.
10	.7*	Consulting Agreement with William D. Shovers, dated May 1, 2006, incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K Filed on May 1, 2006.
10	.8*	Employment Agreement with David S. Smith, dated September 18, 2005, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on September 19, 2005.
10	.9*	Indemnity Agreement with Steven J. Bilodeau, Eric M. Nowling, Peter Dicks, Robert Brill, Timothy P. Craig, Ivan T. Fritsch, James A. Donohue, Andrew M. Caggia and Joseph S. Durko, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on November 23, 2006.
10	.10*	Early Retirement and General Release agreement with George W. Houseweart, dated October 14, 2005, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-k filed on October 26, 2006.
10	.11*	1994 Director Stock Option Plan, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated May 31, 1995.
10	.12*	2001 Director Stock Option Plan, incorporated by reference to Exhibit B to the registrant’s Proxy Statement dated July 11, 2001.
10	.13*	Amendment to the 2001 Director Stock Option Plan, dated April 4, 2002, incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-K for the fiscal year ended February 28, 2002.
10	.14*	Amendment to the 1994 Director Stock Option Plan, adopted July 14, 1998, incorporated by reference to information appearing on page 11 of the registrant’s Proxy Statement dated June 1, 1998.
10	.15*	Retirement Plan for Directors, incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-K for the fiscal year ended February 28, 1995.
10	.16*	Amendment to the Retirement Plan for Directors, incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-K for the fiscal year ended February 28, 2002.
10	.17*	1993 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated May 25, 1993.
10	.18*	Executive Retirement Plan, incorporated by reference to Exhibit 10(x) to the registrant’s Form 10-K for the fiscal year ended February 28, 1994.

Exhibit No.		Description

10	.19*	Amendment to the Executive Retirement Plan, incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-K for the fiscal year ended February 28, 2002.
10	.20*	Amendment to the Executive Retirement Plan, dated January 28, 2003, incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-K for the fiscal year ended February 28, 2003.
10	.21*	Amendment to the Executive Retirement Plan, dated January 1, 2005, incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q for the quarterly period ended August 31, 2004.
10	.22*	Amendment to the Executive Retirement Plan, dated April 5, 2006.
10	.23*	Resolutions adopted October 31, 1994, amending the Retirement Plan for Directors and the Executive Retirement Plan, incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K for the fiscal year ended February 28, 1995.
10	.24*	1994 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated May 26, 1994.
10	.25*	Resolutions adopted January 3, 1995, amending the 1994, 1993 and 1989 Stock Option Plans and the 1991 Restricted Stock Plan, incorporated by reference to Exhibit 10.19 to the registrant’s Form 10-K for the fiscal year ended February 28, 1995.
10	.26*	1996 Restricted Stock Bonus Plan, incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K for the fiscal year ended February 28, 2002.
10	.27*	1998 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated June 1, 1998.
10	.28*	1999 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated June 9, 1999.
10	.29*	2000 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated June 6, 2000.
10	.30*	2001 Stock Option and Restricted Stock Plan for Officers and Key Employees, incorporated by reference to Exhibit C to the registrant’s Proxy Statement dated June 11, 2001.
10	.31*	Resolutions adopted April 7, 2004, amending the 1999 and 2000 Stock Option Plans and the 2001 and 2003 Stock Option and Restricted Stock Plans, incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarterly period ended August 31, 2004.
10	.32*	Plan for Deferred Compensation in Common Stock for Outside Directors, dated March 7, 1997, as amended, incorporated by reference to Exhibit 10.23 to the registrant’s Form 10-K for the fiscal year ended February 28, 2002.
10	.33*	Amendment to the Plan for Deferred Compensation in Common Stock for Outside Directors, dated July 10, 2002, incorporated by reference to Exhibit 10.25 to the registrant’s Form 10-K for the fiscal year ended February 28, 2003.
10	.34*	Amendment to the Plan for Deferred Compensation in Common Stock for Outside Directors, dated April 7, 2004, incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarterly period ended May 31, 2004.
10	.35*	2002 Inducement Stock Option Plan, incorporated by reference to Exhibit 10.26 to the registrant’s Form 10-K for the fiscal year ended February 28, 2003.
10	.36*	2003 Director Stock Option Plan, incorporated by reference to Exhibit C to the registrant’s Proxy Statement dated July 9, 2003.
10	.37*	2003 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit B to the registrant’s Proxy Statement dated July 9, 2003.
10	.38*	2003 Inducement Stock Option Plan, incorporated by reference to Exhibit 4.3 to the registrant’s Form S-8 filed September 15, 2003.
10	.39*	2004 Employee Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on October 1, 2004.
10	.40*	2004 Inducement Stock Option Plan, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 filed on July 17, 2005.
10	.41*	2005 Director Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q filed on October 11, 2005

Exhibit No.		Description

10	.42*	2005 Inducement Stock Option and Restricted Stock Plan of Standard Microsystems Corporation, as amended on September 9, 2005, incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on October 26, 2005.
10	.43*	Resolution adopted to modify compensation provided to non-employee directors, dated December 21, 2004, incorporated by reference to Item 1.01 in the registrant’s Form 8-K filed on December 23, 2004.
10	.44*	Description of fiscal year 2007 Management Incentive Plan, incorporated by reference to the first three paragraphs of Item 1.01 of the registrant’s Form 8-K filed on April 7, 2006.
10.45		Agreement and Plan of Merger among Standard Microsystems Corporation, SMSC Sub, Inc., and Gain Technology Corporation, dated April 29, 2002, incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed on June 19, 2002.
10.46		Share Purchase Agreement by and among Standard Microsystems Corporation, SMSC GmbH and the Shareholders of OASIS SiliconSystems Holding AG, dated March 30, 2005, incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed on April 5, 2005.
21		Subsidiaries of the Registrant, filed herewith.
23.1		Consent of PricewaterhouseCoopers LLP, filed herewith.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, filed herewith.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, filed herewith.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Indicated a management or compensatory plan or arrangement.