Form 10-Q
period 2006-05-31
STANDARD MICROSYSTEMS CORP
filed 2006-07-10
CIK 93384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-7422

STANDARD MICROSYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	11-2234952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Arkay Drive, Hauppauge, New York	11788-3728
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(631) 435-6000

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 31, 2006, there were 22,091,205 shares of the registrant’s common stock outstanding.

i

PART I

Item 1. — Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 31,	February 28,
	2006	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$24,500	$43,932
Short-term investments	105,023	111,101
Accounts receivable, net	44,033	39,802
Inventories	49,574	41,861
Deferred income taxes	16,974	17,457
Other current assets	10,001	5,651

Total current assets	250,105	259,804

Property, plant and equipment, net	45,928	38,140
Goodwill	96,987	94,606
Intangible assets, net	44,262	44,039
Deferred income taxes	6,644	8,307
Other assets	3,090	3,314

TOTAL ASSETS	$447,016	$448,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,275	$27,220
Deferred income on shipments to distributors	15,007	13,205
Accrued consideration payable pursuant to business acquisition agreement	—	17,750
Accrued expenses, income taxes and other liabilities	26,364	28,919

Total current liabilities	71,646	87,094

Deferred income taxes	10,273	9,817
Other liabilities	14,212	17,330
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	2,427	2,400
Additional paid-in capital	255,199	250,792
Retained earnings	121,275	112,642
Treasury stock, at cost	(30,286)	(25,961)
Deferred stock-based compensation	—	(3,953)
Accumulated other comprehensive income	2,270	(1,951)

Total shareholders’ equity	350,885	333,969

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$447,016	$448,210

See accompanying Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended
	May 31,
	2006	2005
	(Unaudited)

Product sales	$83,292	$65,992
Intellectual property revenues	2,852	2,815

	86,144	68,807
Costs and expenses:
Costs of goods sold (exclusive of amortization shown below)	44,914	36,492
Research and development	15,168	12,966
Amortization of intangible assets	1,569	1,153
In-process research and development	—	895
Selling, general and administrative	13,803	13,591

Income from operations	10,690	3,710
Interest income	1,146	723
Interest expense	(32)	(21)
Other expense, net	(63)	(26)

Income before income taxes	11,741	4,386
Provision for income taxes	3,108	1,359

Net income	$8,633	$3,027

Basic net income per share	$0.40	$0.15

Diluted net income per share	$0.37	$0.15

Weighted average common shares outstanding:
Basic	21,824	20,066
Diluted	23,147	20,476

See accompanying Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	May 31,
	2006	2005
	(Unaudited)

Cash flows from operating activities:
Net income	$8,633	$3,027
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	4,084	3,893
In-process research and development charge	—	895
Stock-based compensation	(2,559)	232
Other adjustments, net	—	9
Changes in operating assets and liabilities, net of business acquisition impact:
Accounts receivable	(3,481)	(732)
Inventories	(7,278)	3,221
Accounts payable, deferred income, accrued expenses and other liabilities	(2,428)	4,336
Current and deferred income taxes	2,602	174
Other changes, net	725	125

Net cash provided by operating activities	298	15,180

Cash flows from investing activities:
Capital expenditures	(10,201)	(3,162)
Acquisition of OASIS SiliconSystems Holding AG, net of cash acquired	(12,555)	(60,349)
Purchases of short-term investments	(97,932)	(179,886)
Sales of short-term investments	104,010	135,172
Other	—	21

Net cash used in investing activities	(16,678)	(108,204)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,462	21
Purchases of treasury stock	(4,326)	(2,162)
Repayments of obligations under capital leases and notes payable	(142)	(659)

Net cash used in financing activities	(3,006)	(2,800)

Effect of foreign exchange rate changes on cash and cash equivalents	(46)	(628)

Net decrease in cash and cash equivalents	(19,432)	(96,452)
Cash and cash equivalents at beginning of period	43,932	116,126

Cash and cash equivalents at end of period	$24,500	$19,674

See accompanying Notes to Condensed Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial information of Standard Microsystems Corporation and subsidiaries (“SMSC” or “the Company”) has been prepared in accordance with generally accepted accounting principles and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and reflects all adjustments, consisting only of normal recurring adjustments, which in management’s opinion are necessary to state fairly the Company’s financial position, results of operations and cash flows for all periods presented.

The Company has opted to present its Condensed Consolidated Statements of Cash Flows using the indirect method, beginning with the fiscal quarter ended May 31, 2006. The Statement of Cash Flows for the quarterly period ended May 31, 2005 has been conformed to this presentation.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended February 28, 2006 included in the Company’s Annual Report on Form 10-K, as filed on May 15, 2006 with the SEC.

The results of operations for the three-month period ended May 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year or any future periods.

2.	STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans in effect under which incentive stock options, non-qualified stock options, restricted stock awards and stock appreciation rights are granted to employees and directors. All stock options are granted with exercise prices equal to the fair value of the underlying shares on the date of grant.

Effective March 1, 2006 the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement may reduce future net operating cash flows and increase net financing cash flows. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The Company has considered the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company has elected the modified prospective transition method as permitted by SFAS 123(R). Accordingly, prior periods have not been restated to reflect the impact of SFAS 123(R). Under this transition method, compensation cost recognized for the quarter ended May 31, 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, February 28, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock-based payments granted subsequent to February 28, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)).

The estimated value of the Company’s stock-based awards (including stock options, restricted stock awards and stock appreciation rights), less expected forfeitures, is amortized over the awards’ respective vesting period on a straight-line basis. As a result of adopting SFAS No. 123(R), income before income taxes and net income for the three months ended May 31, 2006 were reduced by $3.9 million and $2.5 million, respectively. The implementation of SFAS No. 123(R) did not have any impact on cash flows from financing activities during the first quarter of fiscal 2007.

Prior to the adoption of SFAS 123(R), the Company accounted for share-based payment awards to employees in accordance with APB 25 and related interpretations, and had adopted the disclosure-only alternative of SFAS 123, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In accordance with APB 25, stock-based compensation expense was not recorded in connection with share-based payment awards granted with exercise prices equal to or greater than the fair market value of the Company’s Class A common stock on the date of grant, unless certain modifications were subsequently made.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Although the Black-Scholes model meets the requirements of SFAS 123(R) and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of the Company’s awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

3.	BUSINESS ACQUISITION

On March 30, 2005, SMSC announced the completion of its acquisition of OASIS SiliconSystems Holding AG (“OASIS”). Based in Karlsruhe, Germany, OASIS is engaged in the development and marketing of integrated circuits that enable networking of multimedia devices for automotive infotainment applications.

The transaction was accounted for as a purchase under accounting principles generally accepted in the United States, whereby the purchase price for OASIS has been allocated to the net tangible and intangible assets acquired, based upon their fair values as of March 30, 2005, and the results of OASIS’ operations subsequent to March 30, 2005 have been included in the Company’s consolidated results of operations.

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

The terms of the agreement also provided the former OASIS shareholders the opportunity to earn up to $20 million of additional consideration, based upon achieving certain fiscal 2006 performance goals, the amount

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earned of which, if any, was indeterminable until February 28, 2006. Based upon fiscal 2006 performance and per the computation completed and submitted on April 28, 2006, the former OASIS shareholders have earned approximately $16.4 million of additional consideration, consisting of approximately 0.2 million shares of SMSC common stock valued for accounting purposes as of May 9, 2006 at $4.0 million, and approximately $12.4 million of cash, all of which was tendered and paid during the first quarter of fiscal 2007. SMSC’s existing cash balances were used to fund the cash portion of the additional consideration. The fair value of the shares tendered was approximately $1.4 million less at the settlement date than had been estimated as of February 28, 2006, resulting in a corresponding adjustment to Goodwill for this current quarterly period. The following table summarizes the final components of the purchase price (in millions):

Initial Consideration
Cash	$79.5
SMSC common stock (2.1 million shares)	35.8
Transaction costs	3.5

118.8

Additional Consideration
Cash	12.4
SMSC common stock (0.2 million shares)	4.0

16.4

$135.0

The following table summarizes the allocation of the purchase price (in millions):

Cash and cash equivalents	$22.4
Accounts receivable	5.8
Inventory	12.9
Other current assets	0.5
Identifiable intangible assets:
Purchased technology	32.4
Customer relationships	10.5
Trademark	5.4
Other	0.6
Property and equipment	2.7
Goodwill	67.6
Deferred income tax benefits	0.6
Accounts payable	(1.7)
Accrued expenses and income taxes	(6.5)
Deferred income tax liabilities	(19.1)
In-process research and development	0.9

$135.0

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

Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired. This acquisition significantly expanded SMSC’s sales of integrated circuits into automotive infotainment applications, and provides opportunities for expanded revenues into other applications, including consumer networking. It also added an assembled workforce of approximately 150 employees to SMSC’s operations. These factors contributed to recognition of goodwill as a component of the purchase price. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized but will be tested for impairment at least annually.

The $0.9 million allocated to in-process research and development represented the fair value of purchased in-process technology for research projects that, as of the March 30, 2005 closing date of the acquisition, had not reached technological feasibility and had no alternative future uses. This value was based upon discounted cash flows attributable to the projects using a discount rate of 28%, the estimated time to complete the projects and the levels of risks involved. These projects were primarily focused on deployment of certain technology into consumer applications. The $0.9 million estimated fair value of in-process research and development is reflected within operating expenses for the quarter ended May 31, 2005.

The following unaudited pro forma financial information presents the combined operating results of SMSC and OASIS as if the acquisition had occurred as of the beginning of each period presented. Pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating results. Pro forma financial information for the three-month period ended May 31, 2005 is as follows (in millions, except per share data):

2005

Revenues	$73.0
Net income	$2.5
Basic net income per share	$0.13
Diluted net income per share	$0.12

4.	INVESTMENTS

Short-term investments consist of investments in obligations with maturities of between three and twelve months, at acquisition, and investments in auction rate securities. All of these investments are classified as available-for-sale. The costs of these short-term investments approximate their market values as of May 31, 2006 and February 28, 2006.

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

The Company classifies all marketable debt and equity securities with remaining maturities of greater than one year, excluding auction rate securities, as long-term investments. The Company held no long-term investments at May 31, 2006 and February 28, 2006.

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

5.	BALANCE SHEET DATA

Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

	May 31,	Feb. 28,
	2006	2006

Raw materials	$2,215	$1,812
Work in process	30,264	26,378
Finished goods	17,095	13,671

	$49,574	$41,861

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment consist of the following (in thousands):

	May 31,	Feb. 28,
	2006	2006

Land	$1,389	$803
Buildings and improvements	35,062	15,135
Machinery and equipment	81,773	75,584
Construction in progress	—	16,184

	118,223	107,706
Less: accumulated depreciation	(71,223)	(69,566)

	$47,000	$38,140

6.	NET INCOME PER SHARE

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

The shares used in calculating basic and diluted net income per share for the Condensed Consolidated Statements of Operations included within this report are reconciled as follows (in thousands):

	Three Months Ended
	May 31,
	2006	2005

Average shares outstanding for basic net income per share	21,824	20,066
Dilutive effect of stock options and unvested restricted stock awards	1,323	410

Average shares outstanding for diluted net income per share	23,147	20,476

Options covering 0.6 million and 3.1 million shares for the three-month periods ended May 31, 2006 and 2005, respectively, were excluded from the computation of average shares outstanding for diluted net income per share because their effect was antidilutive.

7.	COMPREHENSIVE INCOME

The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on equity investments classified as available-for-sale. The components of the Company’s comprehensive income for the three-month periods ended May 31, 2006 and 2005 were as follows (in thousands):

	Three Months
	Ended
	May 31,
	2006	2005

Net income	$8,633	$3,027
Other comprehensive income (loss):
Change in foreign currency translation adjustments	4,228	(4,819)
Change in unrealized gain (loss) on marketable equity securities, net of taxes	(8)	34

Total comprehensive income (loss)	$12,853	$(1,758)

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	BUSINESS RESTRUCTURING

In December 2001, the Company announced a restructuring plan for its exit from the PC chipset business.

The Company carried a reserve related to this restructuring of approximately $0.3 million at February 28, 2006 and at May 31, 2006, for future payments against previously reserved non-cancelable lease obligations, which will continue through their respective lease terms through August 2008.

9.	GOODWILL AND INTANGIBLE ASSETS

The Company’s March 2005 acquisition of OASIS included the acquisition of $42.9 million of finite-lived intangible assets, an indefinite-lived trademark of $5.4 million, and goodwill of $67.8 million. The Company’s June 2002 acquisition of Tucson, Arizona-based Gain Technology Corporation included the acquisition of $7.1 million of finite-lived intangible assets and $29.4 million of goodwill, after adjustments.

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

Intangible assets that are denominated in a functional currency other than the U.S. dollar have been translated into U.S. dollars using the exchange rate in effect on the reporting date. As of May 31, 2006 and February 28, 2006, the Company’s identifiable intangible assets consisted of the following (in thousands):

	May 31, 2006		February 28, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Purchased technologies	$37,280	$8,332	$37,280	$7,425
Customer relationships and contracts	10,158	1,330	10,040	1,235

Total — finite-lived intangible assets	47,438	9,662	47,320	8,660

Trademark and other	6,486	—	5,379	—

	$53,924	$9,662	$52,699	$8,660

Total amortization expense recorded for finite-lived intangible assets was $1.6 million and $1.2 million for the three-month periods ended May 31, 2006 and 2005, respectively.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future finite-lived intangible asset amortization expense for the remainder of fiscal 2007 and thereafter is as follows (in thousands):

Period	Amount

Remainder of fiscal 2007	$4,791
Fiscal 2008	$6,389
Fiscal 2009	$5,616
Fiscal 2010	$5,359
Fiscal 2011	$5,359
Fiscal 2012 and thereafter	$11,137

10.	RETIREMENT PLANS

The Company maintains an unfunded Supplemental Executive Retirement Plan to provide senior management with retirement, disability and death benefits. The Company’s subsidiary, SMSC Japan, also maintains an unfunded retirement plan, which provides its employees and directors with separation benefits, consistent with customary practices in Japan. Benefits under these defined benefit plans are based upon various service and compensation factors. The following table sets forth the components of the consolidated net periodic pension expense for the three-month periods ended May 31, 2006 and 2005, respectively (in thousands):

	Three Months Ended
	May 31,
	2006	2005

Service cost — benefits earned	$92	$86
Interest cost on projected benefit obligations	110	98
Net amortization and deferral	76	67

Net periodic pension expense	$278	$251

Additionally, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing benefits under the Supplemental Executive Retirement Plan.

11.	COMMON STOCK REPURCHASE PROGRAM

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. In July 2000, the authorization was expanded from one million shares to two million shares and in July 2002 the authorization was expanded from two million shares to three million shares. As of May 31, 2006, the Company had repurchased approximately 2.2 million shares of common stock at a cost of $30.3 million under this program, including 0.2 million shares repurchased at a cost of $4.3 million in the first quarter of fiscal 2007.

12.	OPERATING SEGMENT INFORMATION

Because of the impact marketplace technology convergence has had on the management of the Company’s business and internal reporting, beginning with the quarter ending November 30, 2005 the Company now operates in and reports one business segment — the design, development, and marketing of semiconductor integrated circuits. This change will have no impact on the Company’s disclosure because it previously aggregated the results of operating segments into one reportable segment under the aggregation criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	BENEFIT AND INCENTIVE PLANS

Employee and Director Stock Option Plans

Under the Company’s stock option plans, the Compensation Committee of the Board of Directors is authorized to grant options to purchase shares of common stock. The purpose of these plans is to promote the interests of the Company and its shareholders by providing officers, directors and key employees with additional incentives and the opportunity, through stock ownership, to better align their interests with the Company’s and enhance their personal interest in its continued success. Options under inducement plans may only be offered to new employees. Options are granted at prices not less than the fair market value on the date of grant. As of May 31, 2006, 885,000 shares of common stock were available for future grants of stock options, of which 657,000 shares can also be issued as restricted stock awards.

Stock option plan activity is summarized below (shares in thousands):

		Weighted
		Average	Weighted
	Fiscal	Exercise	Average
	2007	Prices	Contractual	Aggregate
	Shares	per Share	Term	Intrinsic Value

Options outstanding, March 1, 2006	5,087	$19.32
Granted	143	$23.44
Exercised	(74)	$18.49
Canceled or expired	(176)	$16.45

Options outstanding, May 31, 2006	4,980	$19.55	7.1	$16,136,044

Options exercisable, May 31, 2006	2,013	$16.60	5.5	$12,457,124

The weighted-average grant-date fair value was $12.20 per share for options granted during the three months ended May 31, 2006, and $9.06 for options granted during the three months ended May 31, 2005. The total intrinsic value of options exercised was $1.4 million for the three months ended May 31, 2006, and $.03 million for options exercised during the three months ended May 31, 2005. Total fair value of options vested was $3.9 million for the three months ended May 31, 2006 and $2.1 million for the three months ended May 31, 2005.

The following table summarizes information relating to currently outstanding and exercisable options as of May 31, 2006 (shares in thousands):

	Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Options	Lives	Exercise	Options	Exercise
Outstanding	(in years)	Prices	Exercisable	Prices

1,295	5.4	$12.77	959	$12.29
1,253	8.2	$17.64	388	$17.72
1,323	7.0	$20.82	504	$20.82
1,109	8.8	$28.11	162	$26.29

4,980	7.3	$19.55	2,013	$16.60

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $22.79 at May 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The total remaining unrecognized compensation cost related to SMSC’s employee and director stock option plans is $25.2 million as of May 31, 2006. The weighted average period over which the cost is expected to be recognized is 2.35 years.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of May 31, 2006, stock options vested and expected to vest totaled approximately 5.0 million shares, with weighted-average remaining contractual life of 7.1 years and weighted-average exercise price of $16.60 per share. The aggregate intrinsic value was approximately $16.1 million.

The weighted average fair values per share of stock options granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Three months
	ended May 31,
	2006	2005
Dividend yield	—	—
Expected volatility	0.59	0.59
Risk-free interest rates	4.59	3.71
Expective lives (in years)	4.42	5.08

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

Restricted stock activity for the three months ended May 31, 2006 is set forth below (shares in thousands):

	Fiscal
	2007	Grant-Date
	Shares	Fair Value

Restricted stock shares outstanding, March 1, 2006	549	$17.77
Granted	33	$22.23
Canceled or expired	—	—
Vested	(53)	$16.31

Restricted stock shares outstanding, May 31, 2006	528	$18.19

The total pretax intrinsic value of restricted stock shares vested during the three months ended May 31, 2006 was $0.9 million. Based on the closing price of the Company’s Class A common stock of $22.79 on May 31, 2006, the total pretax intrinsic value of all outstanding restricted stock shares was $12.0 million.

Stock Appreciation Rights Plan

In September 2004, the Company’s Board of Directors approved a Stock Appreciation Rights (SAR) Plan (the “Plan”), the purpose of which is to attract, retain, reward and motivate employees and consultants to promote the Company’s best interests and to share in its future success. The Plan authorizes the Board’s Compensation Committee to grant up to two million SAR awards to eligible officers, employees and consultants. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of SMSC common stock over the award’s exercise price. In October 2005, the Company’s Board of Director’s approved the 2005 Director Stock Appreciation Rights Plan. The Company can grant up to 42,000 Director SARs under this plan. The exercise price of a SAR is equal to the closing market price of SMSC

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock on the date of grant. SAR awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant.

Activity under the Stock Appreciation Rights Plan is summarized below (shares in thousands):

	Fiscal
	2007	Grant-Date
	SARs	Fair Value

SARs outstanding, March 1, 2006	1,544
Granted	59	$11.84
Exercised	(2)	$11.62
Canceled or expired	(32)	$11.62

SARs outstanding, May 31, 2006	1,569	$11.38

SARs exercisable, May 31, 2006	204	$11.66

The weighted average fair values per share of stock appreciation rights granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

Three months
ended May 31,
2006

Dividend yield	—
Expected volatility	0.59
Risk-free interest rates	4.97
Expective lives (in years)	2.75-4.31

Stock-Based Compensation Expense

Effective March 1, 2006 the Company adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement may reduce future net operating cash flows and increase net financing cash flows. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The following table presents details of stock-based compensation expense by functional line item:

Three Months Ended
May 31, 2006

Costs of goods sold	$(443)
Research and development	(322)
Selling, general and administrative	(1,794)

Total stock based compensation	$(2,559)

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the impact of the Company’s adoption of SFAS 123(R) on the selected income statement line items for the three months ended May 31, 2006 (in thousands, except per share data):

Three Months
Ended May 31,
2006

Stock-based compensation credit under provisions of SFAS 123, pre-tax	(6,437)
Stock-based compensation credit included in net income, as reported using the fair value method for all awards under SFAS 123(R), pre-tax	(2,559)

Effect of SFAS 123(R) on income from operations and income before income taxes	(3,878)
Tax provision at 36%	1,396

Effect of SFAS 123(R) on net income	(2,482)

Effect of SFAS 123(R) — Basic loss per share	$(0.11)

Effect of SFAS 123(R) — Diluted loss per share	$(0.11)

Weighted average common shares outstanding:
Basic	21,824
Diluted	23,147

Prior to the Adoption of SFAS 123(R)

The following table presents the pro-forma effect on net loss and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for the three months ended May 31, 2005:

Three Months
Ended May 31,
2005

Net income — as reported	$3,027
Add: Stock-based compensation expense included in net income, net of taxes — as reported	145
Deduct: Stock-based compensation expense determined using the fair value method for all awards, net of taxes	(2,315)

Net income — pro forma	$857

Basic net income per share — as reported	$0.15

Diluted net income per share — as reported	$0.15

Basic net income per share — pro forma	$0.04

Diluted net income per share — pro forma	$0.04

14.	COMMITMENTS AND CONTINGENCIES

On July 6, 2006 SMSC made a prior disclosure to the Commissioner of Customs (“Customs”) pursuant to 19 C.F.R. § 162.74 related to SMSC’s learning that in certain cases it has not declared the full value or costs of assists provided by SMSC to its foreign suppliers. The Company believes at this time that no loss of duties are involved in this matter. SMSC is conducting a comprehensive review of its customs entries over the past five years to determine the precise universe of errors. SMSC intends to file with Customs an updated disclosure after it has completed its review, and to tender to Customs any amounts it may owe. Such amounts, if any, cannot be reasonably estimated at this time.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. — Management’s Discussion and Analysis of Financial Conditions and Results of Operations

GENERAL

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes, included in Part I Item 1. — Financial Statements, of this Quarterly Report on Form 10-Q (“Quarterly Report”) of Standard Microsystems Corporation (the “Company” or “SMSC”).

Forward-Looking Statements

Portions of this report may contain forward-looking statements about expected future events and financial and operating results that involve risks and uncertainties. Words such as “believe,” “expect,” “anticipate” and similar expressions identify forward-looking statements. These uncertainties may cause the Company’s actual future results to be materially different from those discussed in forward-looking statements. The Company’s risks and uncertainties include the timely development and market acceptance of new products; the impact of competitive products and pricing; the Company’s ability to procure capacity from suppliers and the timely performance of their obligations, the effects of changing economic conditions domestically and internationally and on its customers; changes in customer order patterns, relationships with and dependence on customers and growth rates in the personal computer, consumer electronics and embedded and automotive markets and with the Company’s sales channel; changes in customer order patterns, including order cancellations or reduced bookings; the effects of tariff, import and currency regulation; potential or actual litigation; and excess or obsolete inventory and variations in inventory valuation, among others. In addition, SMSC competes in the semiconductor industry, which has historically been characterized by intense competition, rapid technological change, cyclical market patterns, price erosion and periods of mismatched supply and demand.

The Company’s forward looking statements are qualified in their entirety by the inherent risks and uncertainties surrounding future expectations and may not reflect the potential impact of any future acquisitions, mergers or divestitures. All forward-looking statements speak only as of the date hereof and are based upon the information available to SMSC at this time. Such statements are subject to change, and the Company does not undertake to update such statements, except to the extent required under applicable law and regulation. These and other risks and uncertainties, including potential liability resulting from pending or future litigation, are detailed from time to time in the Company’s reports filed with the United States Securities & Exchange Commission (“SEC”). Investors are advised to read the Company’s Annual Report on Form 10-K and quarterly reports on Form 10-Q as filed with the SEC, particularly those sections entitled “Risk Factors”, for a more complete discussion of these and other risks and uncertainties. Other cautionary statements and risks and uncertainties may also appear elsewhere in this report.

Description of Business

Many of the world’s global technology companies rely upon SMSC as a resource for semiconductor system solutions that span analog, digital and mixed-signal technologies. Leveraging intellectual property, integration expertise and global infrastructure, SMSC solves design challenges and delivers performance, space, cost and time-to-market advantages to its customers. SMSC’s application focus targets key vertical markets including mobile and desktop PCs, consumer electronics, automotive infotainment and industrial applications. The Company has developed leading technology positions, providing application-specific solutions such as mixed-signal PC system controllers, non-PCI Ethernet, ARCNET, MOST and Hi-Speed USB. Each of these technologies is increasingly sold into multiple end markets, and the underlying technology, intellectual property and processes are increasingly being re-used and re-combined into new solutions. The Company has made certain internal changes that address this, and accordingly, has determined that SMSC operates as a single segment.

SMSC is headquartered in Hauppauge, New York with operations in North America, Taiwan, Japan, Korea, China and Europe. Engineering design centers are located in Arizona, New York, Texas and Karlsruhe, Germany. Additional information is available at www.smsc.com.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

This discussion and analysis of the Company’s financial condition and results of operations is based upon the unaudited condensed consolidated financial statements included in this report, which have been prepared in accordance with accounting principles for interim financial statements generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

The Company believes that the critical accounting policies and estimates listed below are important to the portrayal of the Company’s financial condition and operating results, and require critical management judgments and estimates about matters that are inherently uncertain. Although management believes that its judgments and estimates are appropriate and reasonable, actual future results may differ from these estimates, and to the extent that such differences are material, future reported operating results may be affected.

•	Revenue Recognition

•	Inventory Valuation

•	Determination of the Allowance for Doubtful Accounts Receivable

•	Valuation of Long-Lived Assets

•	Valuation of Share-Based Payments

•	Accounting for Deferred Income Taxes

•	Legal Contingencies

Further information regarding these policies appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006, as filed with the SEC on May 15, 2006. During the three-month period ended May 31, 2006, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies, other than the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”).

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

The terms of the agreement also provided the former OASIS shareholders the opportunity to earn up to $20 million of additional consideration, based upon achieving certain fiscal 2006 performance goals, the amount earned of which, if any, was indeterminable until February 28, 2006. Based upon fiscal 2006 performance, the Company determined that the former OASIS shareholders earned an additional $16.4 million of consideration, consisting of approximately 0.2 million shares of SMSC common stock valued at $4.0 million, and $12.4 million of cash, all of which was tendered and paid during the first quarter of fiscal 2007. SMSC’s existing cash balances were used to fund the cash portion of the additional consideration. The fair value of the shares tendered was approximately $1.4 million less at the settlement date than had been estimated as of February 28, 2006, resulting in a corresponding adjustment to good will for this quarterly period.

RESULTS OF OPERATIONS

Included within this discussion are non-GAAP financial measures that supplement the financial information prepared under general accepted accounting principles (GAAP). These non-GAAP financial measures adjust the Company’s actual results prepared under GAAP to exclude certain charges as more fully described in the text below. These non-GAAP measures are not meant as a substitute for GAAP, but are included solely for informational and comparative purposes which the Company’s management believes assists in evaluating operational trends, financial performance, and cash generating capacity.

Sales and Revenues

SMSC’s sales and revenues are comprised of sales of products across three strategically targeted “vertical” end-markets, as well as intellectual property revenues (consisting of royalties and similar contractual payments), as presented in the following table for the three months ending May 31, 2006 and 2005 (dollars in millions):

	Three Months Ended		Three Months Ended
	May 31, 2006		May 31, 2005
	Amount	Percent	Amount	Percent

Mobile and Desktop PC	$37.4	45%	$36.4	55%
Consumer Electronics and Infotainment	31.0	37%	19.2	29%
Industrial and Other	14.9	18%	10.5	16%

Total Product Sales	83.3	100%	66.1	100%
Intellectual Property Revenues	2.8		2.7

Total Sales and Revenues	$86.1		$68.8

The Company’s sales and revenues for the three months ended May 31, 2006 were $86.1 million, consisting of $83.3 million of product sales and $2.8 million of intellectual property revenues. For the three months ended May 31, 2005 sales and revenues of $68.8 million, consisting of $66.1 million of product sales and $2.7 million of intellectual property revenues. Product sales in the three months ended May 31, 2006 include $14.5 million of sales from the products acquired with OASIS and the prior year period includes $9.3 million of such sales for the two months in that quarter subsequent to the March 30, 2005 acquisition date.

Sales of Mobile and Desktop PC products increased by approximately $1.0 million or 3% in the quarter ended May 31, 2006 compared to the same period the prior year, driven primarily by an increase in sales of Mobile PC products due to stronger market demand in mobile computing applications and Environmental Monitoring and Control (“EMC”) products because the Company broadened its EMC product offerings.

Sales of Consumer Electronics and Infotainment products in the current period increased by approximately $11.8 million, or 61%, from the prior year. Of this increase, $5.2 million is attributable to the increase in sales from the product lines acquired with OASIS, which were included for a full quarter this year and only two months last year. The balance of the increase, or $6.6 million, is due to higher sales of connectivity and networking products for consumer electronics applications. A more extensive product line and expanded customer penetration of connectivity and networking products accounted for most of the organic sales growth in this end-market.

Sales of Industrial and Other products in the current period increased approximately $4.4 million, or 42%, to $14.9 million, as market demand for SMSC’s embedded computing designs and embedded networking technology increased both as a result of new product offerings and market penetration. The Company expects that overall industrial market adoption rates of embedded technology and market penetration due to enhanced product offerings will increase in the future.

Intellectual property revenues include $2.8 million and $2.5 million in the three months ended May 31, 2006 and 2005, respectively, of payments received from Intel Corporation pursuant to the terms of a September 2003 business agreement.

Costs of Goods Sold

Costs of goods sold for the quarter ended May 31, 2006 was $44.9 million, or 52.0% of sales and revenues, as compared to $36.5 million, or 53.0% of sales and revenues, in the same period last fiscal year. The decline in costs of goods sold on a percentage basis in the current-year period compared to the prior-year results is primarily a result of a changed sales mix in favor of Consumer Electronics and Industrial applications, and away from products sold into the Computing markets. Included in costs of sales in the current-year period are $0.4 million of credits relating to the adoption of SFAS 123(R) during the period. In addition in the prior year quarter ending May 31, 2005, costs of sales included a $0.6 million charge associated with sales of inventory that was acquired from OASIS and valued in the acquisition above its historical cost.

Excluding intellectual property revenue costs of goods sold were 53.9% of product sales in the current year period compared to 55.3% in the same period last year.

Research and Development Expenses

R&D expenses were $15.2 million, or 17.6% of revenues, for the three months ended May 31, 2006 compared to $13.0 million, or approximately 18.8% of revenues, for the three months ended May 31, 2005. A credit of $0.3 million relating to the adoption of FASB 123(R) is included in the current quarterly period. Excluding this credit, expenses rose $2.7 million primarily due to the addition of a full quarter of R&D expenses associated with the products acquired with OASIS, which impacted only two months of the prior fiscal quarter’s operating results, and the impact of increased engineering staffing levels across all major product lines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $13.8 million, or approximately 16.0% of sales and revenues, for the quarter ended May 31, 2006, compared to $13.6 million, or approximately 19.8% of revenues, for the quarter ended May 31, 2005. Included in the current quarterly period is a credit of $1.8 million related to the adoption of SFAS 123(R) in the period, without which these expenses would have been 18.4% of sales and revenues. Excluding this credit, expenses grew $2.3 million primarily due to the addition of expenses associated with the operations of OASIS, increased selling expenses associated with higher levels of sales, and higher levels of compensation expense for staffing increases in support functions.

Amortization of Intangible Assets

For the three-month periods ended May 31, 2006 and 2005, the Company recorded $1.3 million and $0.9 million of amortization expenses for finite-lived intangible assets acquired in the OASIS transaction, respectively, and $0.3 million and $0.3 million of amortization for finite-lived intangible assets associated with the acquisition of Gain Technology Corporation (“Gain”), respectively.

In-Process Research and Development

The $0.9 million in-process research and development expense recorded in the first quarter of fiscal 2005 represents the fair value of in-process technology for OASIS research projects that, as of the March 30, 2005 closing date of the OASIS acquisition, had not reached technological feasibility and had no alternative future uses. The estimated fair value of this in-process research and development was recorded as an expense in the quarter ended May 31, 2005.

Interest and Other Income (Expense)

The increase in interest income, from $0.7 million in the three months ended May 31, 2005 to $1.1 million in the three months ended May 31, 2006, reflects the impact of both higher average interest rates and higher average cash and liquid investment balance levels during the current year. Other income (expense), net was nominal in both the three months ended May 31, 2006 and 2005.

Provision for Income Taxes

The Company’s effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses, and the impact of tax-exempt income and various income tax credits.

The provision for income taxes for the three months ended May 31, 2006 was $3.1 million for an effective income tax rate of 26.5% on 11.8 million of income before income taxes. This tax rate was reduced 6.0% by the $0.7 million impact of utilizing a net operating loss in Germany which is not expected to recur or to benefit future periods.

The Company’s $1.4 million provision for income taxes for the three-month period ended May 31, 2005 reflected the then current years expected fiscal 2006 effective tax rate of approximately 31% applied to income before taxes of $4.4 million.

LIQUIDITY & CAPITAL RESOURCES

The Company currently finances its operations through a combination of existing resources and cash generated by operations.

The Company’s cash, cash equivalents and liquid investments were $129.5 million at May 31, 2006, compared to $155.0 million at February 28, 2006, a decrease of $25.5 million.

Operating activities generated $0.3 million of cash during the first three months of fiscal 2007, compared to $15.2 million during the first three months of fiscal 2006. Operating cash flows generated in the current quarterly period reflect an increase in inventories in support of revenue growth and a decrease in accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable.

Approximately $16.7 million of cash was used for investing activities in the three-month period ended May 31, 2006. On May 12, 2006 the Company settled the cash portion of its obligations to the former shareholders of OASIS for contingent consideration earned in fiscal 2006, which totaled $12.6 million. In addition, the Company utilized approximately $10.2 million for capital expenditures, primarily for test and other related productive equipment, as well as the completion of the Hauppauge, New York headquarters building expansion.

Net cash of $3.0 million used for financing activities during the first quarter of fiscal 2007 included $4.3 million of treasury stock purchases and $0.1 million of financing repayments, net of $1.5 million of proceeds from exercises of stock options.

The Company’s inventories were $49.6 million at May 31, 2006, compared to $41.9 million at February 28, 2006.

Accounts receivable increased by $4.2 million from $39.8 million at February 28, 2006 to $44.0 million at May 31, 2006.

Total current liabilities decreased by $15.4 million, including the effect of the settlement of the contingent consideration payable to the former OASIS shareholders in the three-month period ended May 31, 2006.

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. In July 2000, the authorization was expanded from one million shares to two million shares and in July 2002 the authorization was expanded from two million shares to three million shares. As of May 31, 2006, the Company had repurchased approximately 2.2 million shares of common stock at a cost of $30.3 million under this program, including approximately 0.2 million shares repurchased at a cost of $4.3 million in the fiscal quarter ended May 31, 2006.

The Company has considered in the past, and will continue to consider, various possible transactions to secure necessary wafer foundry or assembly/test manufacturing capacity, including equity investments in, prepayments or equipment consignments to, or deposits with foundries in exchange for guaranteed capacity or other arrangements which address the Company’s manufacturing requirements. The Company may also consider utilizing cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, the Company may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

The Company expects that its cash, cash equivalents, short-term investments, cash flows from operations and its potential borrowing capacity will be sufficient to finance the Company’s operating and capital requirements for the next twelve months and for the foreseeable future.

COMMITMENTS AND CONTINGENCIES

On July 6, 2006 SMSC made a prior disclosure to the Commissioner of Customs (“Customs”) pursuant to 19 C.F.R. § 162.74 related to SMSC’s learning that in certain cases it has not declared the full value or costs of assists provided by SMSC to its foreign suppliers. The Company believes at this time that no loss of duties are involved in this matter. SMSC is conducting a comprehensive review of its customs entries over the past five years to determine the precise universe of errors. SMSC intends to file with Customs an updated disclosure after it has completed its review, and to tender to Customs any amounts it may owe. Such amounts, if any, cannot be reasonably estimated at this time.

RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

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

As of May 31, 2006, the Company’s $105.0 million of short-term investments consisted primarily of investments in auction rate securities, and investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold.

As with all fixed-income instruments, these securities are subject to interest rate risk and would likely decline in market value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at May 31, 2006, the Company estimates that the fair values of these investments would decline by an immaterial amount, due to the portfolio’s relatively short-term overall maturity. Furthermore, the Company has the option to hold its fixed-income investments until maturity and, therefore, would not expect to realize any material adverse impact to its results from operations or cash flows from such a decline. Declines in market interest rates would, over time, reduce the Company’s interest income.

Equity Price Risk

The Company has no material investments in equity securities of other companies on its Consolidated Balance Sheet as of May 31, 2006.

Foreign Currency Risk

The Company has international sales and expenditures and is, therefore, subject to certain foreign currency rate exposures. The Company conducts a significant amount of its business in Asia. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company’s product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars. Most transactions in the Japanese market made by the Company’s subsidiary, SMSC Japan, are denominated in Japanese yen. SMSC Japan purchases a significant amount of its products for resale from SMSC in U.S. dollars, and from time to time has entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. No such contracts were executed during either fiscal 2006 or the first three months of fiscal 2007, and there are no obligations under any such contracts as of May 31, 2006. The Company has never received a cash dividend (repatriation of cash) from SMSC Japan.

OASIS’ operating activities in Europe include transactions conducted in both euros and U.S. dollars. The euro has been designated as OASIS’ functional currency for its European operations. From time to time, OASIS has entered into foreign currency contracts to minimize the exposure of its U.S. dollar denominated transactions, assets and liabilities to currency exchange rate risk. Gains or losses on these contracts are intended to offset the gains or losses recorded from the remeasurement of certain assets and liabilities from U.S. dollars into euros. Gains and losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into euros, were not significant during the three months ended May 31, 2006.

Item 4. — Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2006, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company notes that Mr. Eric Nowling, the former Chief Accounting Officer resigned on April 24, 2006. As a result of his departure, the reorganization of certain foreign subsidiaries and other matters, the Company redistributed some of the work previously performed by Mr. Nowling to other individuals, and instituted additional processes and procedures.

SMSC completed the acquisition of OASIS on March 30, 2005, as more fully described in Part I Item 1. — Financial Statements — Note 3. As part of its ongoing integration activities, SMSC is in the process of incorporating its controls and procedures into OASIS, and expects to complete the process by no later than February 28, 2007. Management has excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2006 certain elements of the internal control over financial reporting of OASIS.

PART II

Item 1.	Legal Proceedings

As of May 31, 2006 was not aware of any pending or threatened litigation it believes is likely to have a material adverse effect on the Company.

Item 1.A. — Risk Factors

Readers of this Quarterly Report on Form 10-Q should carefully consider the risks described in the Company’s other reports filed or furnished with the SEC, including the Company’s prior and subsequent reports on Forms 10-K, 10-Q and 8-K, in connection with any evaluation of the Company’s financial position, results of operations and cash flows.

The risks and uncertainties described in the Company’s most recent Annual Report on Form 10-K, filed with the SEC as of May 15, 2006, are not the only ones facing the Company. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect the Company’s operations. Any of the risks, uncertainties, events or circumstances described below could cause the Company’s future financial condition, results of operations or cash flows to be adversely affected.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

			Total
			Number of
			Shares	Maximum
	Total		Purchased as	Number of
	Number of	Average	Part of Publicly	Shares that
	Shares	Price per	Announced	may Yet be
Period	Purchased	Share	Plans	Purchased

April 2006	48,000	$22.08	48,000	960,216
May 2006	135,300	$24.14	135,300	824,916
Total	183,300	$23.60	183,300	824,916

Item 3. — Defaults Upon Senior Securities

None.

Item 4. — Submission of Matters to a Vote of Security Holders

None.

Item 5. — Other Information

None.

Item 6. — Exhibits

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD MICROSYSTEMS CORPORATION

By:	/s/ Joseph S. Durko
       (Signature)

Joseph S. Durko
Vice President, Controller and Chief Accounting Officer (duly authorized officer)

DATE: July 10, 2006

EXHIBIT INDEX

Exhibit
No.		Description

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.