Form 10-Q
period 2006-08-31
STANDARD MICROSYSTEMS CORP
filed 2006-10-06
CIK 93384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2006
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

As of August 31, 2006, there were 22,152,999 shares of the registrant’s common stock outstanding.

i

PART I

Item 1. — Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	August 31,	February 28,
	2006	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$25,569	$43,932
Short-term investments	106,146	111,101
Accounts receivable, net	47,846	39,802
Inventories	53,271	41,861
Deferred income taxes	18,555	17,457
Other current assets	6,653	5,651

Total current assets	258,040	259,804

Property, plant and equipment, net	47,774	38,140
Goodwill	96,748	94,606
Intangible assets, net	42,817	44,039
Deferred income taxes	7,170	8,307
Other assets	3,097	3,314

TOTAL ASSETS	$455,646	$448,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,025	$27,220
Deferred income on shipments to distributors	16,724	13,205
Accrued consideration payable pursuant to business acquisition agreement	—	17,750
Accrued expenses, income taxes and other liabilities	28,945	28,919

Total current liabilities	73,694	87,094

Deferred income taxes	9,985	9,817
Other liabilities	13,895	17,330
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	2,440	2,400
Additional paid-in capital	259,094	250,792
Retained earnings	127,002	112,642
Treasury stock, at cost	(32,038)	(25,961)
Deferred stock-based compensation	—	(3,953)
Accumulated other comprehensive income (losses)	1,574	(1,951)

Total shareholders’ equity	358,072	333,969

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$455,646	$448,210

See accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Product sales	$93,834	$76,417	$177,126	$142,409
Intellectual property revenues	2,829	2,643	5,681	5,458

	96,663	79,060	182,807	147,867
Costs and expenses:
Costs of goods sold (exclusive of amortization shown below)	52,359	44,372	97,273	80,864
Research and development	17,142	14,685	32,310	27,651
Amortization of intangible assets	1,591	1,557	3,160	2,710
In-process research and development	—	—	—	895
Selling, general and administrative	18,159	18,554	31,962	32,145

Income (loss) from operations	7,412	(108)	18,102	3,602
Interest income	1,173	649	2,319	1,372
Interest expense	(111)	(23)	(144)	(44)
Other income (expense), net	9	18	(53)	(8)

Income before provision for income taxes	8,483	536	20,224	4,922
Provision for income taxes	2,756	517	5,864	1,876

Net income	$5,727	$19	$14,360	$3,046

Basic net income per share:	$0.26	$—	$0.66	$0.15

Diluted net income per share:	$0.25	$—	$0.62	$0.14

Weighted average common shares outstanding:
Basic	21,904	20,630	21,864	20,325
Diluted	22,784	21,611	23,005	21,071

See accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	August 31,
	2006	2005
	(Unaudited)

Cash flows from operating activities:
Net income	$14,360	$3,046
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	8,787	8,238
Tax benefits from employee stock plans	—	698
In-process research and development charge	—	895
Stock-based compensation	994	6,347
Deferred income taxes	207	(2,953)
Other adjustments, net	—	(11)
Changes in operating assets and liabilities, net of business acquisition impact:
Accounts receivable	(7,494)	(13)
Inventories	(11,036)	6,675
Accounts payable, accrued expenses and other liabilities	(4,172)	3,149
Deferred income	3,520	1,187
Income taxes payable	1,602	1,583
Other changes, net	(1,132)	831

Net cash provided by operating activities	5,636	29,672

Cash flows from investing activities:
Capital expenditures	(12,506)	(9,204)
Acquisition of OASIS SiliconSystems Holding AG, net of cash acquired	(12,555)	(60,349)
Purchases of short-term investments	(239,685)	(248,227)
Sales of short-term investments	244,640	197,831
Other	—	21

Net cash used in investing activities	(20,106)	(119,928)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,847	2,814
Purchases of treasury stock	(6,077)	(2,162)
Repayments of obligations under capital leases and notes payable	(628)	(1,313)

Net cash used in financing activities	(3,858)	(661)

Effect of foreign exchange rate changes on cash and cash equivalents	(35)	(531)

Net decrease in cash and cash equivalents	(18,363)	(91,448)
Cash and cash equivalents at beginning of period	43,932	116,126

Cash and cash equivalents at end of period	$25,569	$24,678

See accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial information of Standard Microsystems Corporation and subsidiaries (“SMSC” or the “Company”) has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and reflects all adjustments, consisting only of normal recurring adjustments, which in management’s opinion are necessary to state fairly the Company’s financial position, results of operations and cash flows as of August 31, 2006 and for the three and six months ended August 31, 2006 and 2005. The February 28, 2006 balance sheet information has been derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The Company has opted to present its Condensed Consolidated Statements of Cash Flows using the indirect method, beginning with the fiscal quarter ended May 31, 2006. The Condensed Consolidated Statements of Cash Flows for the six-month period ended August 31, 2005 has been conformed to this presentation.

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the fiscal 2007 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of sales and revenues and expenses during the reporting period. Actual results may differ from those estimates, and such differences may be material to the financial statements.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended February 28, 2006 included in the Company’s Annual Report on Form 10-K, as filed on May 15, 2006 with the SEC.

The results of operations for the three and six-month periods ended August 31, 2006 are not necessarily indicative of results to be expected for the full fiscal year or any future periods.

2.	STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans in effect under which incentive stock options, non-qualified stock options, restricted stock awards and stock appreciation rights are granted to employees and directors. All stock options are granted with exercise prices equal to the fair value of the underlying shares on the date of grant.

Effective March 1, 2006 the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. These requirements may reduce future net operating cash flows and increase net financing cash flows. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The Company considered the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company elected the modified prospective transition method as permitted by SFAS 123(R). Accordingly, prior periods have not been revised to reflect the impact of SFAS 123(R). Under this transition method, compensation cost recognized for the three and six-month periods ended August 31, 2006 includes:

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, February 28, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based payments granted subsequent to February 28, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)).

The estimated value of the Company’s stock-based awards (including stock options, restricted stock awards and stock appreciation rights), less expected forfeitures, is amortized over the awards’ respective vesting period on a straight-line basis. As a result of adopting SFAS No. 123(R), income before income taxes for the three and six-month periods ended August 31, 2006 was increased by $2.4 million and decreased by $1.5 million, respectively, over what would have been reported on the prior accounting basis. Net income for the three and six-month periods ended August 31, 2006 was increased by $1.5. million and decreased by $1.0 million, respectively. The implementation of SFAS No. 123(R) did not have any impact on cash flows from financing activities during the first six months of fiscal 2007.

Prior to the adoption of SFAS 123(R), the Company accounted for share-based payment awards to employees in accordance with APB 25 and related interpretations, and had adopted the disclosure-only alternative of SFAS 123, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In accordance with APB 25, stock-based compensation expense was not recorded in connection with share-based payment awards granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant, unless certain modifications were subsequently made.

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

The transaction was accounted for as a purchase under U.S. GAAP, whereby the purchase price for OASIS has been allocated to the net tangible and intangible assets acquired, based upon their fair values as of March 30, 2005. The results of OASIS’ operations subsequent to March 30, 2005 have been included in the Company’s consolidated results of operations.

SMSC acquired all of OASIS’ outstanding capital stock in exchange for initial consideration of $118.6 million, including approximately 2.1 million shares of SMSC common stock valued for accounting purposes at $35.8 million, $79.5 million of cash, and approximately $3.3 million of direct acquisition costs, including legal, banking, accounting and valuation fees. The tangible assets of OASIS at March 30, 2005 included approximately $22.4 million of cash and cash equivalents, resulting in an initial net cash outlay of approximately $60.5 million. SMSC’s existing cash balances were the source of the cash used in the transaction. For accounting purposes, the value of the SMSC common stock was determined using the average value of the stock for the two days before and after the date the terms of the acquisition were announced. Under the terms of the Share Purchase Agreement,

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 1.2 million of the shares and $1.8 million of the cash issued to the former shareholders of OASIS is being held in an escrow account as security for certain indemnity obligations of OASIS’ former shareholders.

The terms of the agreement also provided the former OASIS shareholders the opportunity to earn up to $20 million of additional consideration, based upon achieving certain fiscal 2006 performance goals, the amount earned of which was indeterminable until February 28, 2006. Based upon fiscal 2006 performance and per the computation completed and submitted on April 28, 2006, the former OASIS shareholders earned approximately $16.4 million of additional consideration, consisting of approximately 0.2 million shares of SMSC common stock valued for accounting purposes as of May 9, 2006 at $4.0 million, and approximately $12.4 million of cash, all of which was tendered and paid during the first quarter of fiscal 2007. SMSC’s existing cash balances were used to fund the cash portion of the additional consideration. The fair value of the shares tendered was approximately $1.4 million less at the settlement date than had been estimated as of February 28, 2006, resulting in a corresponding adjustment to Goodwill in the six-month period ended August 31, 2006. The following table summarizes the final components of the purchase price (in millions):

Initial Consideration
Cash	$79.5
SMSC common stock (2.1 million shares)	35.8
Transaction costs	3.3

118.6

Additional Consideration
Cash	12.4
SMSC common stock (0.2 million shares)	4.0
Transaction costs	0.2

16.6

$135.2

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the allocation of the purchase price (in millions):

Cash and cash equivalents	$22.4
Accounts receivable	5.8
Inventory	12.9
Other current assets	0.5
Identifiable intangible assets:
Purchased technology	32.4
Customer relationships	10.5
Trademark	5.4
Other	0.6
Property and equipment	2.7
Goodwill	67.8
Deferred income tax benefits	0.6
Accounts payable	(1.7)
Accrued expenses and income taxes	(6.5)
Deferred income tax liabilities	(19.1)
In-process research and development	0.9

$135.2

A substantial portion of OASIS’ net assets, including goodwill and identifiable intangible assets, are located in Europe, and the functional currency of OASIS’ operations in Europe is the euro. Accordingly, these euro-denominated net assets are translated into U.S. dollars at period-end exchange rates and gains or losses arising from translation are included as a component of accumulated other comprehensive income within shareholders’ equity.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lives and are therefore not being amortized. They are subject to an impairment test on an annual basis, or when an event or circumstance occurs indicating a possible impairment in value.

Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired. This acquisition significantly expanded SMSC’s sales of integrated circuits into automotive infotainment applications, and provides opportunities for expanded revenues into other applications, including consumer networking. It also added an assembled workforce of approximately 150 employees to SMSC’s operations. These factors contributed to recognition of goodwill as a component of the purchase price. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized but tested for impairment at least annually, or when an event or circumstance occurs indicating a possible impairment in value.

The $0.9 million allocated to in-process research and development represented the fair value of purchased in-process technology for research projects that, as of the March 30, 2005 closing date of the acquisition, had not reached technological feasibility and had no alternative future uses. This value was based upon discounted cash flows attributable to the projects using a discount rate of 28%, the estimated time to complete the projects and the levels of risks involved. These projects were primarily focused on deployment of certain technology into consumer applications. The $0.9 million estimated fair value of in-process research and development is reflected within operating expenses for the six months ended August 31, 2005.

The following unaudited pro forma financial information presents the combined operating results of SMSC and OASIS as if the acquisition had occurred as of the beginning of each period presented. Pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results. Pro forma financial information for the three and six-month periods ended August 31, 2005 is as follows (in millions, except per share data):

	Three Months	Six Months
	Ended August 31,	Ended August 31,
	2005	2005

Revenues	$79.1	$152.0
Net income (loss)	$(0.5)	$2.0
Basic net income (loss) per share	$(0.03)	$0.09
Diluted net income (loss) per share	$(0.03)	$0.09

4.	INVESTMENTS

Short-term investments consist of investments in obligations with maturities of between three and twelve months, at acquisition, and investments in auction rate securities. All of these investments are classified as available-for-sale. The costs of these short-term investments approximate their market values as of August 31, 2006 and February 28, 2006.

The Company invests excess cash in a variety of marketable securities, including auction rate securities. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold, creating a highly liquid market. The Company’s intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity. The Company’s investment in these securities provides higher yields than money market and other cash equivalent investments.

The Company classifies all marketable debt and equity securities with remaining maturities of greater than one year, excluding auction rate securities, as long-term investments. The Company held no long-term investments at August 31, 2006 and February 28, 2006.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	BALANCE SHEET DATA

Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

	August 31,	February 28,
	2006	2006

Raw materials	$2,311	$1,812
Work-in-process	28,690	26,378
Finished goods	22,270	13,671

	$53,271	$41,861

Property, plant and equipment consist of the following (in thousands):

	August 31,	February 28,
	2006	2006

Land	$1,389	$803
Buildings and improvements	35,629	15,135
Machinery and equipment	85,170	75,584
Construction in progress	—	16,184

	122,188	107,706

Less: accumulated depreciation	(74,414)	(69,566)

	$47,774	$38,140

6.	NET INCOME PER SHARE

Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of unvested restricted stock awards and shares issuable through stock options.

The shares used in calculating basic and diluted net income per share for the Condensed Consolidated Income Statements included within this report are reconciled as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2005	2006	2005

Average shares outstanding for basic net income (loss) per share	21,904	20,630	21,864	20,325
Dilutive effect of stock options and unvested restricted stock awards	880	981	1,141	746

Average shares outstanding for diluted net income (loss) per share	22,784	21,611	23,005	21,071

Options covering 1.1 million and 1.6 million shares for the three-month periods ended August 31, 2006 and 2005, respectively, and 0.9 million and 2.1 million shares for the six-month periods ended August 31, 2006 and 2005, respectively, were excluded from the computation of average shares outstanding for diluted net income per share because their effect was antidilutive.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	COMPREHENSIVE INCOME

The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on equity investments classified as available-for-sale. The components of the Company’s comprehensive income for the three and six-month periods ended August 31, 2006 and 2005 were as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	August 31,		August 31,
	2006	2005	2006	2005

Net income	$5,727	$19	$14,360	$3,046
Other comprehensive income (loss):
Change in foreign currency translation adjustments	(701)	(175)	3,527	(4,643)
Change in unrealized gain (loss) on marketable equity securities, net of taxes	5	(19)	(3)	52

Total comprehensive income (loss)	$5,031	$(175)	$17,884	$(1,545)

8.	BUSINESS RESTRUCTURING

In December 2001, the Company announced a restructuring plan for its exit from the PC chipset business.

The Company carried a reserve related to this restructuring of approximately $0.3 million at February 28, 2006 and at August 31, 2006, for future payments against previously reserved non-cancelable lease obligations, which will continue through their respective lease terms through August 2008.

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

In accordance with the provisions of SFAS 142, goodwill is not amortized, but is tested for impairment in value at least annually, or when events or circumstances indicate possible impairment in value. The Company performs an annual goodwill impairment review during the fourth quarter of each fiscal year, and completed its most recent annual review during the fourth quarter of fiscal 2006; no impairment in value was identified.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets that are denominated in a functional currency other than the U.S. dollar have been translated into U.S. dollars using the exchange rate in effect on the reporting date. As of August 31, 2006 and February 28, 2006, the Company’s identifiable intangible assets consisted of the following (in thousands):

	August 31, 2006		February 28, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Purchased technologies	$38,381	$10,079	$37,280	$7,425
Customer relationships and contracts	10,707	1,977	10,040	1,235

Total — finite-lived intangible assets	49,088	12,056	47,320	8,660
Trademark and other	5,785	—	5,379	—

	$54,873	$12,056	$52,699	$8,660

Total amortization expense recorded for finite-lived intangible assets was $1.6 million and $1.6 million for the three-month periods ended August 31, 2006 and 2005, respectively, and $3.2 million and $2.7 million for the six-month periods ended August 31, 2006 and 2005, respectively.

Estimated future finite-lived intangible asset amortization expense for the remainder of fiscal 2007 and thereafter is as follows (in thousands):

Period	Amount

Remainder of fiscal 2007	$3,193
Fiscal 2008	6,385
Fiscal 2009	5,622
Fiscal 2010	5,356
Fiscal 2011	5,356
Fiscal 2012 and thereafter	$11,122

10.	RETIREMENT PLANS

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

The following table sets forth the components of the consolidated net periodic pension expense for the three and six-month periods ended August 31, 2006 and 2005, respectively (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2005	2006	2005

Service cost — benefits earned	$91	$85	$183	$171
Interest cost on projected benefit obligations	109	99	219	197
Net amortization and deferral	82	67	158	134

Net periodic pension expense	$282	$251	$560	$502

Additionally, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing benefits under the Supplemental Executive Retirement Plan.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	COMMON STOCK REPURCHASE PROGRAM

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. In July 2000, the authorization was expanded from one million shares to two million shares and in July 2002 the authorization was expanded from two million shares to three million shares. As of August 31, 2006, the Company had repurchased approximately 2.2 million shares of common stock at a cost of $32.0 million under this program, including 0.3 million shares repurchased at a cost of $6.1 million for the six month period ended August 31 of fiscal 2007.

12.	OPERATING SEGMENT INFORMATION

Because of the impact marketplace technology convergence has had on the management of the Company’s business and internal reporting, beginning with the quarter ending November 30, 2005 the Company now is deemed to operate in and report as one business segment — the design, development, and marketing of semiconductor integrated circuits. This change will have no impact on the Company’s disclosures because it previously aggregated the results of operating segments into one reportable segment under the aggregation criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

13.	BENEFIT AND INCENTIVE PLANS

Employee and Director Stock Option Plans

Under the Company’s stock option plans, the Compensation Committee of the Board of Directors is authorized to grant options to purchase shares of common stock. The purpose of these plans is to promote the interests of the Company and its shareholders by providing officers, directors and key employees with additional incentives and the opportunity, through stock ownership, to better align their interests with the Company’s and enhance their personal interest in its continued success. Options under inducement plans may only be offered to new employees. Options are granted at prices not less than the fair market value on the date of grant. As of August 31, 2006, 797,000 shares of common stock were available for future grants of stock options, of which 658,000 shares can also be issued as restricted stock awards.

Stock option plan activity is summarized below (shares in thousands):

		Weighted
		Average	Weighted
	Fiscal	Exercise	Average
	2007	Prices	Contractual	Aggregate
	Shares	per Share	Term	Intrinsic Value

Options outstanding, March 1, 2006	5,087	$19.32
Granted	292	$24.13
Exercised	(193)	$14.92
Canceled or expired	(256)	$18.53

Options outstanding, August 31, 2006	4,930	$19.82	7.1	$40,681,116

Options exercisable, August 31, 2006	2,137	$17.34	5.6	$22,942,079

The weighted-average grant-date fair value was $12.70 per share for options granted during the six months ended August 31, 2006, and $9.64 for options granted during the six months ended August 31, 2005. The total intrinsic value of options exercised was $1.8 million for the six months ended August 31, 2006, and $0.7 million for options exercised during the six months ended August 31, 2005. Total fair value of options vested was $6.7 million for the six months ended August 31, 2006 and $7.5 million for the six months ended August 31, 2005.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $28.07 at August 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The total remaining unrecognized compensation cost related to SMSC’s employee and director stock option plans is $26.7 million as of August 31, 2006. The weighted average period over which the cost is expected to be recognized is 1.86 years.

The weighted average fair values per share of stock options granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2006	2005	2006	2005

Dividend yield	—	—	—	—
Expected volatility	0.59	0.59	0.59	0.59
Risk-free interest rates	5.06	3.98	4.59-5.06	3.98
Expective lives (in years)	4.42	5.88	4.42	5.88

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

Restricted stock activity for the six months ended August 31, 2006 is set forth below (shares in thousands):

	Number of	Grant-Date
	Shares	Fair Value

Restricted stock shares outstanding, March 1, 2006	549	$17.77
Granted	57	$23.38
Canceled or expired	(12)	$23.11
Vested	(73)	$17.61

Restricted stock shares outstanding, August 31, 2006	521	$18.29

The total pretax intrinsic value of restricted stock shares vested during the six months ended August 31, 2006 was $0.8 million. Based on the closing price of the Company’s Class A common stock of $28.07 on August 31, 2006, the total pretax intrinsic value of all outstanding restricted stock shares was $5.1 million.

The total unrecognized compensation cost related to SMSC’s restricted stock plans is $9.5 million as of August 31, 2006.

Stock Appreciation Rights Plan

In September 2004, the Company’s Board of Directors approved a Stock Appreciation Rights (SAR) Plan (the “Plan”), the purpose of which is to attract, retain, reward and motivate employees and consultants to promote the Company’s best interests and to share in its future success. The Plan authorizes the Board’s Compensation

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Committee to grant up to two million SAR awards to eligible officers, employees and consultants. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of SMSC common stock over the award’s exercise price. On July 11, 2006, the Company’s Board of Director’s approved the 2006 Director Stock Appreciation Rights Plan. The Company can grant up to 42,000 Director SARs under this plan. The exercise price of a SAR is equal to the closing market price of SMSC stock on the date of grant. SAR awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant.

Activity under the Stock Appreciation Rights Plan is summarized below (shares in thousands):

	Number of	Grant-Date
	SARs	Fair Value

SARs outstanding, March 1, 2006	1,544
Granted	113	$15.75
Exercised	(4)	$16.09
Canceled or expired	(46)	$14.70
SARs outstanding, August 31, 2006	1,607	$15.77

SARs exercisable, August 31, 2006	214	$16.03

The total unrecognized compensation cost related to SMSC’s stock appreciation rights plan is $22 million as of August 31, 2006.

The weighted average fair values per share of stock appreciation rights granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Three Months	Six Months
	Ended	Ended
	August 31, 2006	August 31, 2006

Dividend yield	—	—
Expected volatility	0.59	0.59
Risk-free interest rates	4.86-4.92	4.86-4.97
Expective lives (in years)	2.75-4.55	2.75-4.55

Stock-Based Compensation Expense

Effective March 1, 2006 the Company adopted SFAS 123(R), which requires all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement may reduce future net operating cash flows and increase net financing cash flows. In March 2005 the SEC issued SAB 107, which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the stock-based compensation expense for stock options, restricted stock awards and stock appreciation rights included in our income from operations (in thousands):

	Three Months	Six Months
	Ended	Ended
	August 31, 2006	August 31, 2006

Cost of goods sold	$(317)	$126
Research and development	(1,344)	(1,021)
Selling, general and administrative	(1,893)	(100)

Stock-based compensation under SFAS 123(R), before income tax benefit	(3,554)	(995)
Tax benefit at 36%	1,279	358

Stock-based compensation under SFAS 123(R), after income tax benefit	$(2,275)	$(637)

Effect of SFAS 123(R) — Basic income (loss) per share	$(0.10)	$(0.03)

Effect of SFAS 123(R) — Diluted income (loss) per share	$(0.10)	$(0.03)

Weighted average common shares outstanding:
Basic	21,904	21,864
Diluted	22,784	23,005

Prior to the Adoption of SFAS 123(R)

The following table presents the pro-forma effect on net loss and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for the three and six-month periods ended August 31, 2005:

	Three Months	Six Months
	Ended August 31,	Ended August 31,
	2005	2005

Net income — as reported	$19	$3,046
Add: Stock-based compensation expense included in net income, net of taxes — as reported	3,844	3,989
Deduct: Stock-based compensation expense determined using the fair value method for all awards, net of taxes	(5,416)	(7,731)

Net loss — pro forma	$(1,553)	$(696)

Basic net income per share — as reported	$—	$0.15

Diluted net income per share — as reported	$—	$0.14

Basic and diluted net loss per share — pro forma	$(0.08)	$(0.03)

14.	COMMITMENTS AND CONTINGENCIES

On July 6, 2006 SMSC made a prior disclosure to the United States Commissioner of Customs (“Customs”) pursuant to 19 C.F.R. § 162.74 related to SMSC’s learning that in certain cases it has not declared the full value or costs of assists provided by SMSC to its foreign suppliers. SMSC conducted a comprehensive review of its customs entries over the past five years and determined the amount of the additional fees. SMSC filed with Customs on October 4, 2006 an updated disclosure, and tendered to Customs approximately $0.4 million which relates to prior periods. SMSC accrued this amount in the three month period ended August 31, 2006.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective for fiscal years beginning after December 15, 2006 (SMSC’s fiscal year ending February 28, 2007). The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is still evaluating the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 (SMSC’s fiscl year ending February 28, 2007). Early application is encouraged, but not required. We are required to adopt SAB No. 108 for our fiscal year ending February 28, 2007. We are currently assessing the impact, if any, the adoption of SAB No. 108 will have on our operating income or net earnings. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007 (SMSC’s fiscal year ending February 28, 2008). We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132® (“SFAS 158”).

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS 158, the Company will be required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures commencing as of February 28, 2007. The Company is currently evaluating the impact, if any, that SFAS 158 will have on its consolidated financial position, results of operations and cash flows.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006

Item 2. — Management’s Discussion and Analysis of Financial Conditions and Results of Operations

GENERAL

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included in Part I Item 1. — Financial Statements, of this Quarterly Report on Form 10-Q (“Quarterly Report”) of Standard Microsystems Corporation (the “Company” or “SMSC”).

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

Further information regarding these policies appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006, as filed with the SEC on May 15, 2006. During the six-month period ended August 31, 2006, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies, other than the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”).

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

The terms of the agreement also provided the former OASIS shareholders the opportunity to earn up to $20 million of additional consideration, based upon achieving certain fiscal 2006 performance goals, the amount earned of which was indeterminable until February 28, 2006. Based upon fiscal 2006 performance, the Company determined that the former OASIS shareholders earned an additional $16.4 million, consisting of approximately 0.2 million shares of SMSC common stock valued at $4.0 million, and $12.4 million of cash, all of which was tendered and paid during the first quarter of fiscal 2007. SMSC’s existing cash balances were used to fund the cash portion of the additional consideration. The fair value of the shares tendered was approximately $1.4 million less at the settlement date than had been estimated as of February 28, 2006, resulting in a corresponding adjustment to goodwill in the first quarter of fiscal 2007.

RESULTS OF OPERATIONS

Included within this discussion are “non-GAAP” financial measures that supplement the financial information prepared under accounting principles generally accepted in the United States (“U.S.GAAP” or “GAAP”). These non-GAAP financial measures adjust the Company’s actual results prepared under GAAP to exclude certain charges as more fully described in the text below. These non-GAAP measures are not meant as a substitute for GAAP, but are included solely for informational and comparative purposes which the Company’s management believes assists in evaluating operational trends, financial performance, and cash generating capacity.

Sales and Revenues

SMSC’s sales and revenues are comprised of sales of products across three strategically targeted “vertical” end-markets, as well as intellectual property revenues (consisting of royalties and similar contractual payments), as presented in the following table for the three and six-month periods ending August 31, 2006 and 2005 (dollars in millions):

	Three Months Ended August 31,
	2006		2005
	Amount	Percent	Amount	Percent

Mobile and desktop PC	$41.6	43%	$39.0	49%
Consumer electronics and infotainment	38.1	39%	26.1	33%
Industrial and other	14.1	15%	11.4	14%

Total Product Sales	93.8	97%	76.5	97%
Intellectual Property Revenues	2.9	3%	2.6	3%

Total Sales and Revenues	$96.7	100%	$79.1	100%

	Six Months Ended August 31,
	2006		2005
	Amount	Percent	Amount	Percent

Mobile and desktop PC	$79.0	43%	$75.4	51%
Consumer electronics and infotainment	69.1	38%	45.3	31%
Industrial and other	29.0	16%	21.7	15%

Total Product Sales	177.1	97%	142.4	96%
Intellectual Property Revenues	5.7	3%	5.5	4%

Total Sales and Revenues	$182.8	100%	$147.9	100%

The Company’s sales and revenues for the three months ended August 31, 2006 were $96.7 million, consisting of $93.8 million of product sales and $2.9 million of intellectual property revenues. For the three months ended August 31, 2005 sales and revenues were $79.1 million, consisting of $76.5 million of product sales and $2.6 million of intellectual property revenues. Product sales in the three months ended August 31, 2006 include $16.0 million of sales from the products acquired with OASIS, as compared with $14.4 million of such sales in the three month period ended August 31, 2005.

The Company’s sales and revenues for the six months ended August 31, 2006 were $182.8 million, consisting of $177.1 million of product sales and $5.7 million of intellectual property revenues. For the six months ended August 31, 2005 sales and revenues were $147.9 million, consisting of $142.4 million of product sales and $5.5 million of intellectual property revenues. Product sales in the six months ended August 31, 2006 include $30.5 million of sales from the products acquired with OASIS, and the comparable prior year period includes

$23.7 million of such sales. The OASIS revenues reflect shipments subsequent to March 30, 2005, representing approximately five months of activity within the prior year six-month period.

Sales of Mobile and Desktop PC products increased by approximately $2.6 million, or 7%, in the quarter ended August 31, 2006 and $3.6 million, or 5%, in the six months ended August 21, 2006 compared to the same periods the prior year, driven primarily by an increase in sales of Mobile PC products. This increase was due to stronger market demand in mobile computing applications and Analog Products and Technology (“APT”) products as the Company successfully broadened its APT Analog Products and Technology (“APT”) product offerings.

Sales of Consumer Electronics and Infotainment products in the current period increased by approximately $12.0 million, or 46%, in the quarter ended August 31, 2006 and $23.8 million, or 53%, in the six month period ended August 31, 2006, from the same periods in the prior year. Of the $12.0 million increase in the quarter this year, $1.6 million is attributable to the increase in sales from the product lines acquired with OASIS, which were included for a full three months this year and only two months last year. Of the $23.8 million increase in the six-month period this year, $6.8 million is attributable to the increase in sales from the product lines acquired with OASIS, which were included for a full six months this year and only five months last year. The balance of the increase in the quarter and for the six month period ended August 31, 2006 is due to higher sales of connectivity and networking products for consumer electronics applications. A more extensive product line and expanded customer penetration of connectivity and networking products accounted for most of the organic sales growth in this end-market.

Sales of Industrial and Other products in the current period increased approximately $2.7 million, or 24%, in the quarter and approximately $7.3 million, or 34%, in the six month period ended August 31, 2006 as market demand for SMSC’s embedded computing designs and embedded networking technology increased both as a result of new product offerings and market penetration. The Company expects that overall industrial market adoption rates of embedded technology and market penetration due to enhanced product offerings will increase in the future.

Intellectual property revenues include $2.8 million and $2.5 million in the three months ended August 31, 2006 and 2005, respectively, and $5.6 million and $5.0 million in the six months ended August 31, 2006 and 2005, respectively, of payments received from Intel Corporation pursuant to the terms of a September 2003 business agreement.

Costs of Goods Sold

Costs of goods sold for the quarter ended August 31, 2006 was $52.4 million, or 54.2% of sales and revenues, as compared to $44.4 million, or 56.1% of sales and revenues, in the same period last fiscal year. The decrease in costs of goods sold on a percentage basis in the current-year period compared to the prior-year results is primarily a result of a changed sales mix in favor of Consumer Electronics and Industrial applications, and away from products sold into the Computing markets. Included in costs of sales in the current-year period is $0.3 million in non-cash charges and relating to the adoption of SFAS 123(R), compared to $0.4 million in non-cash charges associated with Stock Appreciation Rights (“SARs”) and Restricted Stock Awards (“RSA’s”) for the prior period. Partially offsetting these factors was $1.1 million of revenue recognized during the prior year period without any associated cost of goods sold.

Excluding intellectual property revenues, costs of goods sold were 55.8% of product sales in the current year period compared to 58.0% in the same period last year.

Costs of goods sold for the six-month period ended August 31, 2006 was $97.3 million, or 53.2% of sales and revenues, as compared to $80.9 million, or 54.7% of sales and revenues, in the same period last fiscal year. The decline in costs of goods sold on a percentage basis in the current-year period compared to the prior-year results is primarily a result of a changed sales mix in favor of Consumer Electronics and Industrial applications. Included in costs of sales in the current-year period is a $0.1 million credit relating to SFAS 123(R) compared to a $0.4 million non-cash charge related to SARs and RSAs in the same period last fiscal year. Partially offsetting these factors was $1.1 million of product sales recognized during the prior year period without any associated cost of goods sold. In addition, in the prior year six-month period ended August 31, 2005, costs of sales included a $1.6 million charge associated with sales of inventory that was acquired from OASIS and valued in the acquisition above its historical cost.

Excluding intellectual property revenue and related profits, costs of goods sold were 54.9% of product sales in the current six-month period compared to 56.6% in the same period last year.

Research and Development Expenses

R&D expenses were $17.1 million, or 17.7% of sales and revenues, for the three months ended August 31, 2006 compared to $14.7 million, or approximately 18.5% of sales and revenues, for the three months ended August 31, 2005. Expenses of $1.3 million relating to the adoption of FASB 123(R) is included in the current quarterly period compared to $1.6 million in non-cash charges related to SARs and RSAs for the previous fiscal year. Excluding these charges, expenses rose $2.7 million primarily due to increased investment in new product development.

R&D expenses were $32.3 million, or 17.7% of sales and revenues, for the six months ended August 31, 2006 compared to $27.7 million, or approximately 18.7% of sales and revenues, for the six months ended August 31, 2005. Expenses of $1.0 million relating to the adoption of FASB 123(R) is included in the current six-month period, compared to $1.7 million in non-cash charges related to SARs and RSAs in the prior year period. Excluding this credit, expenses rose $5.4 million primarily due to increased investment in new product development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $18.1 million, or approximately 18.8% of sales and revenues, for the quarter ended August 31, 2006, compared to $18.6 million, or approximately 23.5% of revenues, for the quarter ended August 31, 2005. Included in the current quarterly period is $1.9 million of expenses related to the adoption of SFAS 123(R) compared to $4.1 million for the prior fiscal period. Excluding these charges, expenses increased by $1.7 million primarily due to increased headcount and other infrastructure costs, in support of business growth.

Selling, general and administrative expenses were $32.2 million, or approximately 17.6% of sales and revenues, for the six-month ended August 31, 2006, compared to $32.1 million, or approximately 21.7% of sales and revenues, for the six-month period ended August 31, 2005. Included in the current six-month period is $0.1 million related to the adoption of SFAS 123(R), compared to $4.1 million of expenses in the prior year period related to SARs and RSAs. Excluding this credit, expenses grew $4.0 million primarily due to the addition of expenses associated with the operations of OASIS, increased selling expenses associated with higher levels of sales, and higher levels of compensation expense for staffing increases in support functions.

Amortization of Intangible Assets

For the three and six-month periods ended August 31, 2006, the Company recorded $1.3 million and $2.6 million of amortization expenses for finite-lived intangible assets acquired in the OASIS transaction, respectively, and $0.3 million and $0.5 million of amortization for finite-lived intangible assets associated with the acquisition of Gain Technology Corporation (“Gain”), respectively.

In-Process Research and Development

The $0.9 million in-process research and development expense recorded in the six-month period of fiscal 2006 represents the fair value of in-process technology for OASIS research projects that, as of the March 30, 2005 closing date of the OASIS acquisition, had not reached technological feasibility and had no alternative future uses. The estimated fair value of this in-process research and development was recorded as an expense in the six-month period ended August 31, 2005.

Interest and Other Income (Expense)

The increase in interest income, from $0.6 million and $1.4 million in the three and six-month periods ended August 31, 2005, respectively, to $1.2 million and $2.3 million in the three and six-month periods ended August 31, 2006, respectively, reflects the impact of both higher average interest rates and higher average cash and liquid investment balance levels during the current year. Other income (expense), net was nominal in both the three and six-month periods ended August 31, 2006 and 2005.

Provision for Income Taxes

The Company’s effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses, and the impact of tax-exempt income and various income tax credits.

The provision for income taxes for the three and six-month periods ended August 31, 2006 was $2.8 million and $5.9 million, respectively, for an effective income tax rate of 32.5%, on $8.5 million of income before income taxes and an effective income tax rate of 29.0%, on $20.2 million of income before income taxes, respectively. The tax rate for the six month period ended August 31, 2006 was reduced 3.5% by the $0.7 million impact of utilizing a net operating loss in Germany which is not expected to recur or to benefit future periods.

The Company’s $0.5 million and $1.9 million provisions for income taxes for the three and six-month periods ended August 31, 2005, respectively, reflect an expected fiscal 2006 effective tax rate of approximately 31%, and also include a provision of $0.35 million for incremental taxes resulting from legal reorganization activities completed during the second quarter of fiscal 2006. Since these reorganization activities were considered unusual and infrequent, these taxes are reflected entirely within the provision for income taxes for the second quarter of fiscal 2006, and are not reflected within the 31% expected effective tax rate for fiscal 2006.

LIQUIDITY & CAPITAL RESOURCES

The Company currently finances its operations through a combination of existing resources and cash generated by operations.

The Company’s cash, cash equivalents and liquid investments were $131.7 million at August 31, 2006, compared to $155.0 million at February 28, 2006, a decrease of $23.3 million.

Operating activities generated $5.6 million of cash during the first six months of fiscal 2007, compared to $29.7 million during the first six months of fiscal 2006. Operating cash flows generated in the current quarterly period reflect an increase in accounts receivable and inventories in support of revenue growth, as well as a decrease in accounts payable and accrued liabilities.

Approximately $20.1 million of cash was used for investing activities in the six-month period ended August 31, 2006. On May 12, 2006 the Company settled the cash portion of its obligations to the former shareholders of OASIS for contingent consideration earned in fiscal 2006, which totaled $12.6 million. In addition, the Company utilized approximately $12.5 million for capital expenditures, primarily for test and other related production equipment, as well as the completion of the Hauppauge, New York headquarters building expansion.

Net cash of $3.9 million used for financing activities during the first six months of fiscal 2007 included $6.1 million of treasury stock purchases, net of $0.6 million used in repayment of long term financing and $2.8 million of proceeds from exercises of stock options.

Accounts receivable increased by $8.0 million from $39.8 million at February 28, 2006 to $47.8 million at August 31, 2006.

Working capital increased by $11.6 million, or 6.7%, to $184.3 million in the six month period ended August 31, 2006. The Company’s inventories were $53.3 million at August 31, 2006 compared to $41.9 million at February 28, 2006. Total current liabilities decreased by $13.4 million, including the effect of the settlement of the contingent consideration payable to the former OASIS shareholders in the six-month period ended August 31, 2006.

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. In July 2000, the authorization was expanded from one million shares to two million shares and in July 2002 the authorization was expanded from two million shares to three million shares. As of August 31, 2006, the Company had repurchased approximately 2.2 million shares of common stock at a cost of $32.0 million under this program, including approximately 0.3 million shares repurchased at a cost of $6.1 million in the six month period ended August 31, 2006.

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

COMMITMENTS AND CONTINGENCIES

On July 6, 2006 SMSC made a prior disclosure to the United States Commissioner of Customs (“Customs”) pursuant to 19 C.F.R. § 162.74 related to SMSC’s learning that in certain cases it has not declared the full value or costs of assists provided by SMSC to its foreign suppliers. SMSC conducted a comprehensive review of its customs entries over the past five years and determined the amount of the additional fees. SMSC filed with Customs on October 4, 2006 an updated disclosure, and tendered to Customs approximately $0.4 million which relates to prior periods. SMSC accrued this amount in the three month period ended August 31, 2006.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is still evaluating the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year

Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 (SMSC’s fiscl year ending February 28, 2007). Early application is encouraged, but not required. We are required to adopt SAB No. 108 for our fiscal year ending February 28, 2007. We are currently assessing the impact, if any, the adoption of SAB No. 108 will have on our operating income or net earnings. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007 (SMSC’s fiscal year ending February 28, 2008). We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132® (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS 158, the Company will be required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures commencing as of February 28, 2007. The Company is currently evaluating the impact, if any, that SFAS 158 will have on its consolidated financial position, results of operations and cash flows.

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

As of August 31, 2006, the Company’s $106.1 million of short-term investments consisted primarily of investments in auction rate securities, and investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold.

As with all fixed-income instruments, these securities are subject to interest rate risk and would likely decline in market value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at August 31, 2006, the Company estimates that the fair values of these investments would decline by an immaterial amount, due to the portfolio’s relatively short-term overall maturity. Furthermore, the Company has the option to hold its fixed-income investments until maturity and, therefore, would not expect to realize any material adverse impact to its results from operations or cash flows from such a decline. Declines in market interest rates would, over time, reduce the Company’s interest income.

Equity Price Risk

The Company has no material investments in equity securities of other companies on its Consolidated Balance Sheet as of August 31, 2006.

Foreign Currency Risk

The Company has international sales and expenditures and is, therefore, subject to certain foreign currency rate exposures. The Company conducts a significant amount of its business in Asia. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company’s product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars. Most transactions in the Japanese market made by the Company’s subsidiary, SMSC Japan, are denominated in Japanese yen. SMSC Japan purchases a significant amount of its products for resale from SMSC in U.S. dollars, and from time to time has entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. No such contracts were executed during either fiscal 2006 or the first six months of fiscal 2007, and there are no obligations under any such contracts as of August 31, 2006. The Company has never received a cash dividend (repatriation of cash) from SMSC Japan.

OASIS’ operating activities in Europe include transactions conducted in both euros and U.S. dollars. The euro has been designated as OASIS’ functional currency for its European operations. From time to time, OASIS has entered into foreign currency contracts to minimize the exposure of its U.S. dollar denominated transactions, assets and liabilities to currency exchange rate risk. Gains or losses on these contracts are intended to offset the gains or losses recorded from the remeasurement of certain assets and liabilities from U.S. dollars into euros. Gains and losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into euros, were not significant during the three months ended August 31, 2006.

Item 4. — Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2006, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

SMSC completed the acquisition of OASIS on March 30, 2005, as more fully described in Part I Item 1. — Financial Statements — Note 3. As part of its ongoing integration activities, SMSC is in the process of incorporating its controls and procedures into OASIS, and expects to complete the process by no later than February 28, 2007. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2006 certain elements of the internal control over financial reporting of OASIS.

PART II

Item 1.  Legal Proceedings

As of August 31, 2006 was not aware of any pending or threatened litigation it believes is likely to have a material adverse effect on the Company.

On September 6, 2006, Mr. Peter Dicks, a Director of the Company was detained by New York State authorities pursuant to an outstanding warrant from the Louisiana State Police Gaming Enforcement Division. The warrant charges Mr. Dicks with gambling by computer, a felony under Louisiana state law. The warrant is unrelated to any activities of the Company and arose from Mr. Dicks’ role as non-executive chairman of Sportingbet PLC, a publicly traded United Kingdom based internet gaming company. Mr. Dicks resigned as non-executive chairman of Sportingbet PLC on September 14, 2006. On September 28, 2006 a New York state court declined to extradite Mr. Dicks to Louisiana as New York State Governor George Pataki declined to sign a warrant ordering the extradition. The Company does not expect this matter to affect its results of operations.

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

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

			Total
			Number of
			Shares	Maximum
	Total		Purchased as	Number of
	Number of	Average	Part of Publicly	Shares that
	Shares	Price per	Announced	may Yet be
Period	Purchased	Share	Plans	Purchased

July 2006	10,000	$24.64	10,000	814,916
August 2006	60,000	$25.09	60,000	754,916
Total	70,000	$25.02	70,000	754,916

Item 3. — Defaults Upon Senior Securities

None.

Item 4. — Submission of Matters to a Vote of Security Holders

On July 11, 2006 the Company held its annual meeting of stockholders. Mr. Andrew M. Caggia and Mr. James A. Donahue we elected as directors to serve until the Company’s 2009 annual meeting of stockholders. Messrs. Steven J. Bilodeau, Ivan T. Frisch, Peter F. Dicks and Timothy P. Craig continued as directors after the annual meeting. In addition to the election of directors, the stockholders also voted to amend the Company’s certificate of incorporation to increase the number of authorized shares of common stock by 55,000,000 shares to total of 85,000,000 authorized shares of common stock, and to ratify the appointment of PriceWaterhouseCoopers LLP as the Company’s registered independent public accounting firm. No other matters were considered at the annual meeting. Set forth below are the numbers of votes cast for, against, withheld, and abstentions, for each matter considered at the annual meeting. There were no broker non-votes for any matter considered at the annual meeting.

	For	Against	Withheld	Abstentions

Election of Andrew M. Caggia	18,670,275		487,710
Election of James A. Donahue	18,378,658		779,327
Proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock by 55,000,000 shares to total of 85,000,000 authorized shares of common stock	12,469,478	6,416,470		272,037
Proposal to ratify the appointment of PriceWaterhouseCoopers, LLP as the Company’s registered independent public accounting firm	19,043,518	108,940		6,559

Item 5. — Other Information

None.

Item 6. — Exhibits

3.1		—	Certificate of Incorporation of Standard Microsystems Corporation as amended on July 12, 2006.
10	.1*	—	Standard Microsystems Corporation 2006 Directors Stock Appreciation Rights Plan, as adopted on July 11, 2006, incorporated by reference to Exhibit 10.1 to the Registrant’s 8-K filed on July 14, 2006.
10	.2*	—	2006 Employee Stock Appreciation Rights Plan, as adopted on September 1, 2006, incorporated by reference to Exhibit 10.1 to the Registrant’s 8-K filed on September 1, 2006.
31.1		—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD MICROSYSTEMS CORPORATION

By:	/s/ Joseph S. Durko
       (Signature)

Joseph S. Durko
Vice President, Corporate Controller and Chief Accounting Officer (duly authorized officer)

DATE: October 6, 2006

EXHIBIT INDEX

Exhibit
No.			Description

3.1		—	Certificate of Incorporation of Standard Microsystems Corporations as amended on July 12, 2006.
10	.1*	—	Standard Microsystems Corporation 2006 Directors Stock Appreciation Rights Plan, as adopted on July 11, 2006, incorporated by reference to Exhibit 10.1 to the Registrant’s 8-K filed on July 14, 2006.
10	.2*	—	2006 Employee Stock Appreciation Rights Plan, as adopted on September 1, 2006, incorporated by reference to Exhibit 10.1 to the Registrant’s 8-K filed on September 1, 2006.
31.1		—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	indicates a management or compensatory plan or arrangement.