Form 10-Q
period 2006-11-30
STANDARD MICROSYSTEMS CORP
filed 2006-12-21
CIK 93384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006
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

As of November 30, 2006, there were 22,617,722 shares of the registrant’s common stock outstanding.

i

PART I

Item 1. — Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	November 30,	February 28,
	2006	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$39,927	$43,932
Short-term investments	106,143	111,101
Accounts receivable, net	38,774	39,802
Inventories	52,630	41,861
Deferred income taxes	19,446	17,457
Other current assets	8,919	5,651

Total current assets	265,839	259,804

Property, plant and equipment, net	54,737	38,140
Goodwill	98,103	94,606
Intangible assets, net	41,869	44,039
Deferred income taxes	6,760	8,307
Other assets	3,078	3,314

TOTAL ASSETS	$470,386	$448,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,917	$27,220
Deferred income on shipments to distributors	13,723	13,205
Accrued consideration payable pursuant to business acquisition agreement	—	17,750
Accrued expenses, income taxes and other liabilities	28,249	28,919

Total current liabilities	70,889	87,094

Deferred income taxes	10,014	9,817
Other liabilities	14,050	17,330
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	2,487	2,400
Additional paid-in capital	269,411	250,792
Retained earnings	131,821	112,642
Treasury stock, at cost	(32,038)	(25,961)
Deferred stock-based compensation	—	(3,953)
Accumulated other comprehensive income (losses)	3,752	(1,951)

Total shareholders’ equity	375,433	333,969

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$470,386	$448,210

See accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Product sales	$95,212	$83,997	$272,338	$226,406
Intellectual property revenues	2,852	2,626	8,534	8,084

	98,064	86,623	280,872	234,490
Costs and expenses:
Costs of goods sold (exclusive of amortization shown below)	51,953	45,697	149,226	126,561
Research and development	17,565	14,907	49,875	42,558
Amortization of intangible assets	1,592	1,547	4,752	4,257
In-process research and development	—	—	—	895
Selling, general and administrative	21,140	17,742	53,102	49,887

Income from operations	5,814	6,730	23,917	10,332
Interest income	1,162	900	3,481	2,272
Interest expense	(54)	(9)	(198)	(53)
Other expense, net	(15)	(12)	(69)	(20)

Income before provision for income taxes	6,907	7,609	27,131	12,531
Provision for income taxes	2,088	2,218	7,952	4,094

Net income	$4,819	$5,391	$19,179	$8,437

Basic net income per share:	$0.22	$0.26	$0.87	$0.41

Diluted net income per share:	$0.21	$0.24	$0.83	$0.39

Weighted average common shares outstanding:
Basic	22,133	20,983	21,966	20,548
Diluted	23,368	22,543	23,153	21,558

See accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	November 30,
	2006	2005
	(Unaudited)

Cash flows from operating activities:
Net income	$19,179	$8,437
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	14,394	12,415
Tax benefits from employee stock plans	—	2,852
Excess tax benefits associated with stock-based compensation	(1,514)	—
In-process research and development charge	—	895
Stock-based compensation	3,325	10,240
Deferred income taxes	335	(7,127)
Other adjustments, net	—	1
Changes in operating assets and liabilities, net of business acquisition impact:
Accounts receivable	1,843	(9,088)
Inventories	(11,116)	4,311
Accounts payable, accrued expenses and other liabilities	(4,421)	8,791
Deferred income	519	3,753
Income taxes payable	889	5,579
Other changes, net	(1,722)	701

Net cash provided by operating activities	21,711	41,760

Cash flows from investing activities:
Capital expenditures	(22,704)	(15,988)
Acquisition of OASIS SiliconSystems Holding AG, net of cash acquired	(12,555)	(60,349)
Purchases of short-term investments	(389,110)	(375,601)
Sales of short-term investments	394,080	322,170
Other	—	(296)

Net cash used in investing activities	(30,289)	(130,064)

Cash flows from financing activities:
Excess tax benefits associated with stock-based compensation	1,514	—
Proceeds from issuance of common stock	10,203	9,416
Purchases of treasury stock	(6,078)	(2,162)
Repayments of obligations under capital leases and notes payable	(982)	(1,890)

Net cash provided by financing activities	4,657	5,364

Effect of foreign exchange rate changes on cash and cash equivalents	(84)	(1,455)

Net decrease in cash and cash equivalents	(4,005)	(84,395)
Cash and cash equivalents at beginning of period	43,932	116,126

Cash and cash equivalents at end of period	$39,927	$31,731

See accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial information of Standard Microsystems Corporation and subsidiaries (“SMSC” or the “Company”) has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and reflects all adjustments, consisting only of normal recurring adjustments, which in management’s opinion are necessary to state fairly the Company’s financial position, results of operations and cash flows as of November 30, 2006 and for the three and nine months ended November 30, 2006 and 2005. The February 28, 2006 balance sheet information has been derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The Company has opted to present its Condensed Consolidated Statements of Cash Flows using the indirect method, beginning with the fiscal quarter ended May 31, 2006. The Condensed Consolidated Statements of Cash Flows for the nine-month period ended November 30, 2005 has been conformed to this presentation.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended February 28, 2006 included in the Company’s Annual Report on Form 10-K, as filed on May 15, 2006 with the SEC.

The results of operations for the three and nine-month periods ended November 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year or any future periods.

2.	STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans in effect under which incentive stock options, non-qualified stock options, restricted stock awards and stock appreciation rights are granted to employees and directors. Stock options are granted with exercise prices equal to the fair value of the underlying shares on the date of grant.

Effective March 1, 2006 the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. These requirements may reduce future net operating cash flows and increase net financing cash flows. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company considered the provisions of SAB 107 in its adoption of SFAS 123R.

The Company elected the modified prospective transition method as permitted by SFAS 123R. Accordingly, prior periods have not been revised to reflect the impact of SFAS 123R. Under this transition method, compensation cost recognized for the three and nine-month periods ended November 30, 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, February 28, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation (“SFAS 123”), and previously presented in the pro forma footnote disclosures); and (ii) compensation cost for all stock-based payments granted subsequent to February 28, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R).

The estimated value of the Company’s stock-based awards (including stock options, restricted stock awards and stock appreciation rights), less expected forfeitures, is amortized over the awards’ respective requisite service period which is generally the vesting period, on a straight-line basis. As a result of adopting SFAS No. 123R, income before income taxes for the three and nine-month periods ended November 30, 2006 decreased by $0.1 million and decreased by $1.6 million, respectively, over what would have been reported on the prior accounting basis. Net income for the three and nine-month periods ended November 30, 2006 were decreased by approximately $55 thousand and $1.0 million, respectively. The implementation of SFAS No. 123R did not have any impact on cash flows from financing activities during the first nine months of fiscal 2007.

Prior to the adoption of SFAS 123R, the Company accounted for share-based payment awards to employees in accordance with APB 25 and related interpretations, and had adopted the disclosure-only alternative of SFAS 123, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In accordance with APB 25, stock-based compensation expense was not recorded in connection with share-based payment awards granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant, unless certain modifications were subsequently made.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant based on assumptions using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Although the Black-Scholes model meets the requirements of SFAS 123R and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of the Company’s awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

3.	BUSINESS ACQUISITION

On March 30, 2005, SMSC announced the completion of its acquisition of OASIS SiliconSystems Holding AG and subsidiaries (“OASIS”). Based in Karlsruhe, Germany, OASIS is engaged in the development and marketing of integrated circuits that enable networking of multimedia devices for automotive infotainment applications.

The transaction was accounted for as a purchase in accordance with the provisions of SFAS No. 141, Business Combinations (“SFAS 141”), whereby the purchase price for OASIS was allocated to net tangible and intangible assets acquired, based upon their respective fair values as of March 30, 2005. The results of OASIS’ operations subsequent to March 30, 2005 have been included in the Company’s consolidated results of operations.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The terms of the agreement also provided the former OASIS shareholders the opportunity to earn up to $20 million of additional consideration, based upon achieving certain fiscal 2006 performance goals, the amount earned of which was indeterminable until February 28, 2006. Based upon fiscal 2006 performance and per the computation completed and submitted on April 28, 2006, the former OASIS shareholders earned approximately $16.4 million of additional consideration, consisting of approximately 0.2 million shares of SMSC common stock valued for accounting purposes as of May 9, 2006 at $4.0 million, and approximately $12.4 million of cash, all of which was tendered and paid during the first quarter of fiscal 2007. SMSC’s existing cash balances were used to fund the cash portion of the additional consideration. The fair value of the shares tendered was approximately $1.4 million less at the settlement date than had been estimated as of February 28, 2006, resulting in a corresponding adjustment to Goodwill in the nine-month period ended November 30, 2006. The following table summarizes the final components of the purchase price (in millions):

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

In accordance with the provisions of SFAS No. 141, OASIS’ finished goods inventory was valued at estimated selling prices less the costs of disposal and a reasonable profit allowance for the related selling effort; work-in-process inventory was valued at estimated selling prices of the finished goods less costs to complete, costs of disposal, and a reasonable profit allowance for the completing and selling efforts; and raw materials were valued at current replacement costs. These values initially exceeded OASIS’ historical inventory cost by approximately $1.7 million. This value was included within the $12.9 million of fair value assigned to OASIS’ inventory at March 30, 2005, and was recorded as a component of costs of goods sold as the underlying inventory was sold between April 2005 and September 2005.

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

Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired. This acquisition significantly expanded SMSC’s sales of integrated circuits into automotive infotainment markets, and provides opportunities for expanded revenues into other applications, including consumer networking. It also added an assembled workforce of approximately 150 employees to SMSC’s operations. These factors contributed to recognition of goodwill as a component of the purchase price. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized but tested for impairment at least annually, or when an event or circumstance occurs indicating a possible impairment in value.

The $0.9 million allocated to in-process research and development represented the fair value of purchased in-process technology for research projects that, as of the March 30, 2005 closing date of the acquisition, had not reached technological feasibility and had no alternative future uses. This value was based upon discounted cash flows attributable to the projects using a discount rate of 28%, the estimated time to complete the projects and the levels of risks involved. These projects were primarily focused on deployment of certain technology into consumer applications. The $0.9 million estimated fair value of in-process research and development is reflected within operating expenses for the nine months ended November 30, 2005.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma financial information presents the combined operating results of SMSC and OASIS as if the acquisition had occurred as of the beginning of each period presented. Pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results. Pro forma financial information for the three and nine-month periods ended November 30, 2005 is as follows (in millions, except per share data):

	Three Months	Nine Months
	Ended November 30,	Ended November 30,
	2005	2005

Revenues	$86.6	$238.6
Net income (loss)	$4.8	$7.9
Basic net income (loss) per share	$0.23	$0.38
Diluted net income (loss) per share	$0.21	$0.36

4.	INVESTMENTS

Short-term investments consist of investments in obligations with maturities of between three and twelve months, at acquisition, and investments in auction rate securities. All of these investments are classified as available-for-sale. The costs of these short-term investments approximate their market values as of November 30, and February 28, 2006.

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

The Company classifies all marketable debt and equity securities with remaining maturities of greater than one year, excluding auction rate securities, as long-term investments. The Company held no long-term investments at November 30, 2006 and February 28, 2006.

5.	BALANCE SHEET DATA

Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

	November 30,	February 28,
	2006	2006

Raw materials	$2,154	$1,812
Work-in-process	23,991	26,378
Finished goods	26,485	13,671

	$52,630	$41,861

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment consist of the following (in thousands):

	November 30,	February 28,
	2006	2006

Land	$1,389	$803
Buildings and improvements	35,942	15,135
Machinery and equipment	94,134	75,584
Construction in progress	—	16,184

	131,465	107,706

Less: accumulated depreciation	(76,728)	(69,566)

	$54,737	$38,140

6.	NET INCOME PER SHARE

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

The shares used in calculating basic and diluted net income per share for the Condensed Consolidated Income Statements included within this report are reconciled as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2006	2005	2006	2005

Average shares outstanding for basic net income per share	22,133	20,983	21,966	20,548
Dilutive effect of stock options and unvested restricted stock awards	1,235	1,560	1,187	1,010

Average shares outstanding for diluted net income per share	23,368	22,543	23,153	21,558

Options covering 0.4 million and 0.3 million shares for the three-month periods ended November 30, 2006 and 2005, respectively, and 0.7 million and 1.5 million shares for the nine-month periods ended November 30, 2006 and 2005, respectively, were excluded from the computation of average shares outstanding for diluted net income per share because their effect was antidilutive.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	COMPREHENSIVE INCOME

The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on equity investments classified as available-for-sale. The components of the Company’s comprehensive income for the three and nine-month periods ended November 30, 2006 and 2005 were as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	November 30,		November 30,
	2006	2005	2006	2005

Net income	$4,819	$5,391	$19,179	$8,437
Other comprehensive income (loss):
Change in foreign currency translation adjustments	2,169	(4,459)	5,693	(9,102)
Change in unrealized gain (loss) on marketable equity securities, net of taxes	8	(12)	6	40

Total comprehensive income (loss)	$6,996	$920	$24,878	$(625)

8.	BUSINESS RESTRUCTURING

In December 2001, the Company announced a restructuring plan for its exit from the PC chipset business.

The Company carried a reserve related to this restructuring of approximately $0.2 million and $0.3 million at November 30, 2006 and February 28, 2006, respectively, for future payments against previously reserved non-cancelable lease obligations, which will continue through their respective lease terms through August 2008.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets that are denominated in a functional currency other than the U.S. dollar have been translated into U.S. dollars using the exchange rate in effect on the reporting date. As of November 30, 2006 and February 28, 2006, the Company’s identifiable intangible assets consisted of the following (in thousands):

	November 30, 2006		February 28, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Purchased technologies	$38,810	$11,432	$37,280	$7,425
Customer relationships and contracts	10,966	2,364	10,040	1,235

Total — finite-lived intangible assets	49,776	13,796	47,320	8,660
Trademark and other	5,889	—	5,379	—

	$55,665	$13,796	$52,699	$8,660

Total amortization expense recorded for finite-lived intangible assets was $1.6 million and $1.6 million for the three-month periods ended November 30, 2006 and 2005, respectively, and $4.8 million and $4.3 million for the nine-month periods ended November 30, 2006 and 2005, respectively.

Estimated future finite-lived intangible asset amortization expense for the remainder of fiscal 2007 and thereafter is as follows (in thousands):

Period	Amount

Remainder of fiscal 2007	$1,618
Fiscal 2008	$6,439
Fiscal 2009	$5,838
Fiscal 2010	$5,409
Fiscal 2011	$5,409
Fiscal 2012 and thereafter	$11,269

10.	RETIREMENT PLANS

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

The following table sets forth the components of the consolidated net periodic pension expense for the three and nine-month periods ended November 30, 2006 and 2005, respectively (in thousands):

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2006	2005	2006	2005

Service cost — benefits earned	$92	$86	$275	$257
Interest cost on projected benefit obligations	110	98	329	296
Net amortization and deferral	79	67	236	200

Net periodic pension expense	$281	$251	$840	$753

Additionally, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing benefits under the Supplemental Executive Retirement Plan.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	COMMON STOCK REPURCHASE PROGRAM

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. In July 2000, the authorization was expanded from one million shares to two million shares and in July 2002 the authorization was expanded from two million shares to three million shares. As of November 30, 2006, the Company had repurchased approximately 2.2 million shares of common stock at a cost of $32.0 million under this program, including 0.3 million shares repurchased at a cost of $6.1 million for the nine month period ended November 30 of fiscal 2007.

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

Employee and Director Stock Option Plans

Under the Company’s stock option plans, the Compensation Committee of the Board of Directors is authorized to grant options to purchase shares of common stock. The purpose of these plans is to promote the interests of the Company and its shareholders by providing officers, directors and key employees with additional incentives and the opportunity, through stock ownership, to better align their interests with the Company’s and enhance their personal interest in its continued success. Options under inducement plans may only be offered to new employees. Options are granted at prices not less than the fair market value on the date of grant. As of November 30, 2006, 571,000 shares of common stock were available for future grants of stock options, of which 479,000 shares can also be issued as restricted stock awards.

Stock option plan activity is summarized below (shares in thousands):

		Weighted
		Average	Weighted
	Fiscal	Exercise	Average
	2007	Prices	Contractual	Aggregate
	Shares	per Share	Term	Intrinsic Value

Options outstanding, March 1, 2006	5,086	$19.32
Granted	569	$26.50
Exercised	(685)	$15.97
Canceled or expired	(318)	$18.71

Options outstanding, November 30, 2006	4,652	$20.73	7.1	$51,822

Options exercisable, November 30, 2006	1,870	$18.19	5.5	$20,833

The weighted-average grant-date fair value was $13.84 per share for options granted during the nine months ended November 30, 2006, and $11.03 for options granted during the nine months ended November 30, 2005. The total intrinsic value of options exercised was $9.6 million for the nine months ended November 30, 2006, and $8.5 million for options exercised during the nine months ended November 30, 2005. Total fair value of options vested was $9.5 million for the nine months ended November 30, 2006 and $10.3 million for the nine months ended November 30, 2005.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $31.87 at November 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The total remaining unrecognized compensation cost related to SMSC’s employee and director stock option plans is $29.3 million as of November 30, 2006. The weighted average period over which the cost is expected to be recognized is 2.10 years.

The weighted average fair values per share of stock options granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2006	2005	2006	2005

Dividend yield	—	—	—	—
Expected volatility	0.59	0.59	0.59	0.59
Risk-free interest rates	4.6-4.7	3.86	4.59-5.06	4.35
Expective lives (in years)	4.42	5.21	4.42	5.40

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

Restricted stock activity for the nine months ended November 30, 2006 is set forth below (shares in thousands):

	Number of	Grant-Date
	Shares	Fair Value

Restricted stock shares outstanding, March 1, 2006	255	$20.65
Granted	75	$24.87
Canceled or expired	(17)	$23.52
Vested	(86)	$18.93

Restricted stock shares outstanding, November 30, 2006	227	$22.48

The total pretax intrinsic value of restricted stock shares vested during the nine months ended November 30, 2006 was $1.1 million. Based on the closing price of the Company’s Class A common stock of $31.87 on November 30, 2006, the total pretax intrinsic value of all outstanding restricted stock shares was $2.1 million.

The total unrecognized compensation cost related to SMSC’s restricted stock plans is $4.0 million as of November 30, 2006. The weighted average period over which the cost is expected to be recognized is 1.57 years.

Stock Appreciation Rights Plan

In September 2004 and September 2006, the Company’s Board of Directors approved a Stock Appreciation Rights (SAR) Plans (the “Plan”), the purpose of which is to attract, retain, reward and motivate employees and consultants to promote the Company’s best interests and to share in its future success. The Plan authorizes the

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Board’s Compensation Committee to grant up to four million SAR awards to eligible officers, employees and consultants. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of SMSC common stock over the award’s exercise price. On July 11, 2006, the Company’s Board of Directors approved the 2006 Director Stock Appreciation Rights Plan. The Company can grant up to 200,000 Director SARs under this plan. The exercise price of a SAR is equal to the closing market price of SMSC stock on the date of grant. SAR awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant.

Activity under the Stock Appreciation Rights Plan is summarized below (shares in thousands):

	Number of	Grant-Date
	SARs	Fair Value

SARs outstanding, March 1, 2006	1,544
Granted	1,546	$16.66
Exercised	(211)	$17.72
Canceled or expired	(61)	$13.96
SARs outstanding, November 30, 2006	2,818	$17.34

SARs exercisable, November 30, 2006	354	$18.23

The total unrecognized compensation cost related to SMSC’s stock appreciation rights plan is $34.6 million as of November 30, 2006. The weighted average period over which the cost is expected to be recognized is 2.34 years.

The weighted average fair values per share of stock appreciation rights granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Three Months	Nine Months
	Ended	Ended
	November 30, 2006	November 30, 2006

Dividend yield	—	—
Expected volatility	0.59	0.59
Risk-free interest rates	4.67-4.85	4.67-4.85
Expected lives (in years)	2.25-4.34	2.25-4.34

Stock-Based Compensation Expense

Effective March 1, 2006 the Company adopted SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the stock-based compensation expense for stock options, restricted stock awards and stock appreciation rights included in our income from operations (in thousands):

	Three Months	Nine Months
	Ended	Ended
	November 30, 2006	November 30, 2006

Cost of goods sold	$(501)	$(367)
Research and development	(1,880)	(2,901)
Selling, general and administrative	(3,033)	(3,140)

Stock-based compensation under SFAS 123R, before income tax benefit	(5,414)	(6,408)
Tax benefit	1,743	2,063

Stock-based compensation under SFAS 123R, after income tax benefit	$(3,671)	$(4,345)

Effect of SFAS 123R — Basic income (loss) per share	$(0.17)	$(0.20)

Effect of SFAS 123R — Diluted income (loss) per share	$(0.16)	$(0.19)

Weighted average common shares outstanding:
Basic	22,133	21,966
Diluted	23,368	23,153

Prior to the Adoption of SFAS 123R

The following table presents the pro-forma effect on net loss and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for the three and nine-month periods ended November 30, 2005:

	Three Months	Nine Months
	Ended November 30,	Ended November 30,
	2005	2005

Net income — as reported	$5,391	$8,437
Add: Stock-based compensation expense included in net income, net of taxes — as reported	2,904	6,893
Deduct: Stock-based compensation expense determined using the fair value method for all awards, net of taxes	(2,873)	(10,604)

Net income — pro forma	$5,422	$4,726
Basic net income per share — as reported	$0.26	$0.41

Diluted net income per share — as reported	$0.24	$0.39

Basic net income per share — pro forma	$0.26	$0.23

Diluted net income per share — pro forma	$0.25	$0.22

14.	COMMITMENTS AND CONTINGENCIES

On July 6, 2006 SMSC made a prior disclosure to the United States Commissioner of Customs (“Customs”) pursuant to 19 C.F.R. § 162.74 related to SMSC’s learning that in certain cases it has not declared the full value or costs of assists provided by SMSC to its foreign suppliers. SMSC conducted a comprehensive review of its customs entries over the past five years and determined the amount of the additional fees. SMSC filed with Customs on October 4, 2006 an updated disclosure, and tendered to Customs approximately $0.4 million which relates to prior periods. SMSC accrued this amount in the nine month period ended November 30, 2006.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006 (SMSC’s fiscal year ending February 28, 2008). The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is still evaluating the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 (SMSC’s fiscal year ending February 28, 2007). Early application is encouraged, but not required. We are required to adopt SAB No. 108 for our fiscal year ending February 28, 2007. We are currently assessing the impact, if any, the adoption of SAB No. 108 will have on our operating income or net earnings. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (SMSC’s fiscal year ending February 28, 2009). We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS 158, the Company will be required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures commencing as of February 28, 2007. The Company is currently evaluating the impact, if any, that SFAS 158 will have on its consolidated financial position, results of operations and cash flows.

16.	SUBSEQUENT EVENT

On December 20, 2006, President Bush signed into law the Tax Relief and Health Care Act of 2006, which extended the Research and Development (“R&D”) tax credit from January 1, 2006 through December 31, 2007. The Company expects to be able to utilize this tax credit, and expects to recognize related tax benefits in the fourth quarter of fiscal 2007. The Company expects the extension of the R&D tax credit to have a material favorable impact on its effective tax rate and tax expense over the term of this extension.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006

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

Further information regarding these policies appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006, as filed with the SEC on May 15, 2006. During the nine-month period ended November 30, 2006, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies, other than the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”).

BUSINESS ACQUISITION

On March 30, 2005, SMSC announced the acquisition of Karlsruhe, Germany-based OASIS SiliconSystems Holding AG (“OASIS”), a leading provider of Media Oriented Systems Transport (“MOST”) technology, serving a top tier customer base of leading automakers and automotive suppliers. OASIS’ infotainment networking technology has been widely adopted by many European luxury and mid-market car brands, including Audi, BMW, DaimlerChrysler, Land Rover, Porsche, Saab and Volvo.

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

Sales and Revenues

SMSC’s sales and revenues are comprised of sales of products across three strategically targeted “vertical” end-markets, as well as intellectual property revenues (consisting of royalties and similar contractual payments), as presented in the following table for the three and nine-month periods ending November 30, 2006 and 2005 (dollars in millions):

	Three Months Ended November 30,
	2006		2005
	Amount	Percent	Amount	Percent

Mobile & desktop PC	$41.9	43%	$40.4	47%
Consumer electronics & infotainment	38.8	39%	31.8	37%
Industrial & other	14.5	15%	11.8	14%

Total Product Sales	95.2	97%	84.0	97%
Intellectual Property Revenues	2.9	3%	2.6	3%

Total Sales and Revenues	$98.1	100%	$86.6	100%

	Nine Months Ended November 30,
	2006		2005
	Amount	Percent	Amount	Percent

Mobile & desktop PC	$120.9	43%	$115.8	49%
Consumer electronics & infotainment	107.9	39%	77.1	33%
Industrial & other	43.6	15%	33.1	14%

Total Product Sales	272.4	97%	226.0	96%
Intellectual Property Revenues	8.5	3%	8.5	4%

Total Sales and Revenues	$280.9	100%	$234.5	100%

The Company’s sales and revenues for the three months ended November 30, 2006 were $98.1 million, consisting of $95.2 million of product sales and $2.9 million of intellectual property revenues. For the three months ended November 30, 2005 sales and revenues were $86.6 million, consisting of $84.0 million of product sales and $2.6 million of intellectual property revenues. Product sales in the three months ended November 30, 2006 include $16.2 million of sales from the products acquired with OASIS, as compared with $15.4 million of such sales in the three month period ended November 30, 2005.

The Company’s sales and revenues for the nine months ended November 30, 2006 were $280.9 million, consisting of $272.4 million of product sales and $8.5 million of intellectual property revenues. For the nine months ended November 30, 2005 sales and revenues were $234.5 million, consisting of $226.0 million of product sales and $8.5 million of intellectual property revenues. Product sales in the nine months ended November 30, 2006 include $46.7 million of sales from the products acquired with OASIS, and the comparable prior year period includes

$39.2 million of such sales. The OASIS revenues reflect shipments subsequent to March 30, 2005, representing approximately eight months of activity within the prior year nine-month period.

Sales in the Mobile & Desktop PC market increased by approximately $1.5 million, or 4%, in the quarter ended November 30, 2006 and $5.1 million, or 4%, in the nine months ended November 30, 2006 compared to the same periods the prior year, driven primarily by an increase in sales of Mobile PC products. This increase was due to stronger market demand in mobile computing applications and Analog Products and Technology (“APT”) products, as the Company continued to successfully broadened its APT Analog Products and Technology (“APT”) product offerings.

Sales in the Consumer Electronics & Infotainment market in the current period increased by approximately $7.0 million, or 22%, in the quarter ended November 30, 2006 and $30.8 million, or 40%, in the nine month period ended November 30, 2006, from the same periods in the prior year. Of the $30.8 million increase in the nine-month period this year, $7.5 million is attributable to the increase in sales from the product lines acquired with OASIS, which were included for a full nine months this year and only eight months last year. The balance of the increase in the quarter and for the nine month period ended November 30, 2006 is due to higher sales of connectivity and networking products for consumer electronics applications. A more extensive product line and expanded customer penetration of connectivity and networking products accounted for most of the organic sales growth in this vertical market.

Sales in the Industrial & Other market in the current period increased approximately $2.7 million, or 23%, in the quarter and approximately $10.5 million, or 32%, in the nine month period ended November 30, 2006 as market demand for SMSC’s embedded computing designs and embedded networking technology increased both as a result of new product offerings and market penetration. The Company expects that overall industrial market adoption rates of embedded technology and market penetration due to enhanced product offerings will increase in the future.

Intellectual property revenues include $2.8 million and $2.5 million in the three months ended November 30, 2006 and 2005, respectively, and $8.3 million and $7.5 million in the nine month periods ended November 30, 2006 and 2005, respectively, of payments received from Intel Corporation pursuant to the terms of a September 2003 business agreement.

Costs of Goods Sold

Costs of goods sold for the quarter ended November 30, 2006 was $52.0 million, or 53.0% of sales and revenues, as compared to $45.7 million, or 52.8% of sales and revenues, in the same period last fiscal year. Excluding intellectual property revenues, costs of goods sold were 54.6% of product sales in the current year period compared to 54.4% in the same period last year. The increase in costs of goods sold on a percentage basis in the current-year period compared to the prior-year results is primarily a result of a slight increase in excess inventory and other related charges, partially offset by changes in sales mix in favor of Consumer Electronics and Industrial applications.

Costs of goods sold for the nine-month period ended November 30, 2006 was $149.2 million, or 53.1% of sales and revenues, as compared to $126.6 million, or 54.0% of sales and revenues, in the same period last fiscal year. Excluding intellectual property revenue and related profits, costs of goods sold were 54.8% of product sales in the current nine-month period compared to 55.9% in the same period last year. The decline in costs of goods sold on a percentage basis in the current-year period compared to the prior-year results is primarily a result of a changed sales mix in favor of Consumer Electronics and Industrial applications. In addition, in the prior year nine-month period ended November 30, 2005, costs of sales included a $1.6 million charge associated with sales of inventory that was acquired from OASIS and valued in the acquisition above its historical cost.

Research and Development Expenses

R&D expenses were $17.6 million, or 17.9% of sales and revenues, for the three months ended November 30, 2006 compared to $14.9 million, or approximately 17.2% of sales and revenues, for the three months ended November 30, 2005. Expenses of $1.9 million relating to the accounting pursuant to SFAS 123R are included in the current quarterly period compared to $1.1 million in charges related to SARs and RSAs for the previous fiscal year.

Excluding these charges, expenses rose $1.9 million primarily due to increased investment in new product development, commensurate with the increase in overall product sales.

R&D expenses were $49.9 million, or 17.8% of sales and revenues, for the nine months ended November 30, 2006 compared to $42.6 million, or approximately 18.1% of sales and revenues, for the nine months ended November 30, 2005. Expenses of $2.9 million relating to the accounting pursuant to SFAS 123R are included in the current nine-month period, compared to $2.8 million in charges related to SARs and RSAs in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $21.1 million, or approximately 21.6% of sales and revenues, for the quarter ended November 30, 2006, compared to $17.7 million, or approximately 20.5% of revenues, for the quarter ended November 30, 2005. Included in the current quarterly period are $3.0 million of expenses related to the accounting pursuant to SFAS 123R compared to $3.0 million for the prior fiscal period. Excluding these charges, expenses increased by $3.4 million primarily due to increased headcount and other infrastructure costs, in support of business growth.

Selling, general and administrative expenses were $53.1 million, or approximately 18.9% of sales and revenues, for the nine-month period ended November 30, 2006, compared to $49.9 million, or approximately 21.3% of sales and revenues, for the nine-month period ended November 30, 2005. Included in the current nine-month period is $3.1 million related to the accounting pursuant to SFAS 123R, compared to $7.2 million of expenses in the prior year period related to SARs and RSAs. Excluding these charges, expenses grew $7.3 million primarily due to the addition of expenses associated with the operations of OASIS, increased selling expenses associated with higher levels of sales, and higher levels of compensation expense for staffing increases in support functions.

Amortization of Intangible Assets

For the three and nine-month periods ended November 30, 2006, the Company recorded $1.3 million and $4.0 million of amortization expenses for finite-lived intangible assets acquired in the OASIS transaction, respectively, compared to $1.3 million and $3.5 million, respectively, for the three and nine-month period ended November 30, 2005. For the three and nine-month periods ended November 30, 2006 and 2005, the Company recorded $0.3 million and $0.8 million of amortization for finite-lived intangible assets associated with the acquisition of Gain Technology Corporation (“Gain”), respectively.

In-Process Research and Development

The $0.9 million in-process research and development expense recorded in the nine-month period of fiscal 2005 represents the fair value of in-process technology for OASIS research projects that, as of the March 30, 2005 closing date of the OASIS acquisition, had not reached technological feasibility and had no alternative future uses. The estimated fair value of this in-process research and development was recorded as an expense in the nine-month period ended November 30, 2005.

Interest and Other Income (Expense)

The increase in interest income, from $0.9 million and $2.3 million in the three and nine-month periods ended November 30, 2005, respectively, to $1.2 million and $3.5 million in the three and nine-month periods ended November 30, 2006, respectively, primarily reflects the impact of higher average interest rates in the current year. Other income (expense), net was nominal in both the three and nine-month periods ended November 30, 2006 and 2005.

Provision for Income Taxes

The Company’s effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses, and the impact of tax-exempt income and various income tax credits.

The provision for income taxes for the three and nine-month periods ended November 30, 2006 was $2.1 million and $8.0 million, respectively, or effective income tax rates of 30.2% and 29.3%, respectively. The tax rate for the nine month period ended November 30, 2006 was reduced 3.7 basis points by discreet items totaling $1.0 million. These items were the result of a net operating loss in Germany, and several small tax return provision differences for the tax return recently filed by the Company for the year ended February 28, 2006. Both of these items are not expected to recur or benefit future periods.

The Company’s $2.2 million and $4.1 million provisions for income taxes for the three and nine-month periods ended November 30, 2005, respectively, reflected an expected fiscal 2006 effective tax rate of approximately 29%, and also include a provision of $0.35 million for incremental taxes resulting from internal corporate restructuring activities completed during the second quarter of fiscal 2006 and a provision of $0.1 million for adjustments related to differences between the Company’s fiscal 2005 income tax return and the provision of income taxes recorded at the end of fiscal 2005. Since these reorganization activities were considered unusual and infrequent, these taxes are reflected entirely within the provision for income taxes for the second quarter of fiscal 2006, and are not reflected within the 29% expected effective tax rate for fiscal 2006.

On December 20, 2006, President Bush signed into law the Tax Relief and Health Care Act of 2006, which extended the Research and Development (“R&D”) tax credit from January 1, 2006 through December 31, 2007. The Company expects to be able to utilize this tax credit, and expects to recognize related tax benefits in the fourth quarter of fiscal 2007. The Company expects the extension of the R&D tax credit to have a material favorable impact on its effective tax rate and tax expense over the term of this extension.

LIQUIDITY & CAPITAL RESOURCES

The Company currently finances its operations through a combination of existing resources and cash generated by operations.

The Company’s cash, cash equivalents and liquid investments were $146.1 million at November 30, 2006, compared to $155.0 million at February 28, 2006, a decrease of $8.9 million.

Operating activities generated $21.7 million of cash during the first nine months of fiscal 2007, compared to $41.8 million during the first nine months of fiscal 2006. Comparative operating cash flows reflect an increase in inventories in support of revenue growth, as well as a decrease in net accounts payable and accrued liabilities.

Approximately $30.3 million of cash was used for investing activities in the nine-month period ended November 30, 2006. On May 12, 2006 the Company settled the cash portion of its obligations to the former shareholders of OASIS for contingent consideration earned in fiscal 2006, which totaled $12.6 million. In addition, the Company utilized approximately $22.7 million for capital expenditures, primarily for test and other related production equipment, as well as the completion of the Hauppauge, New York headquarters building expansion.

Net cash of $4.7 million gained from financing activities during the first nine months of fiscal 2007 included $10.2 million of proceeds from exercises of stock options, net of $6.1 million of treasury stock purchases and $1.0 million used in repayment of certain supplier financing arrangements.

Accounts receivable decreased by $1.0 million from $39.8 million at February 28, 2006 to $38.8 million at November 30, 2006, reflecting improved collections and credit management.

Working capital increased by $22.2 million, or 12.9%, to $195.0 million in the nine month period ended November 30, 2006. The Company’s inventories were $52.7 million at November 30, 2006 compared to $41.9 million at February 28, 2006. Total current liabilities decreased by $16.2 million, primarily from the settlement of the contingent consideration payable to the former OASIS shareholders in the nine-month period ended November 30, 2006.

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. In July 2000, the authorization was expanded from one million shares to two million shares and in July 2002 the authorization was expanded from two million shares to three million shares. As of November 30, 2006, the Company had repurchased approximately 2.2 million shares of common stock at a cost of $32.0 million under this program, including approximately 0.2 million shares repurchased at a cost of $4.3 million in the three month period ended May 31, 2006 and approximately 0.1 million shares repurchased at a cost of $1.8 million in the three month period ended August 31, 2006. No shares were repurchased in the fiscal quarter ended November 30. 2006.

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

COMMITMENTS AND CONTINGENCIES

On July 6, 2006 SMSC made a prior disclosure to the United States Commissioner of Customs (“Customs”) pursuant to 19 C.F.R. § 162.74 related to SMSC’s learning that in certain cases it has not declared the full value or costs of assists provided by SMSC to its foreign suppliers. SMSC conducted a comprehensive review of its customs entries over the past five years and determined the amount of the additional fees. SMSC filed with Customs on October 4, 2006 an updated disclosure, and tendered to Customs approximately $0.4 million which relates to prior periods. SMSC accrued this amount in the nine month period ended November 30, 2006.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006 (SMSC’s fiscal year ending February 28, 2008). The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is still evaluating the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 (SMSC’s fiscal year ending February 28, 2007). Early application is encouraged, but not required. We are required to adopt SAB No. 108 for our fiscal year ending February 28, 2007. We are currently assessing the impact, if any, the adoption of SAB No. 108 will have on our operating income or net earnings. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (SMSC’s fiscal year ending February 28, 2009). We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS 158, the Company will be required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures commencing as of February 28, 2007. The Company is currently evaluating the impact, if any, that SFAS 158 will have on its consolidated financial position, results of operations and cash flows.

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

As November 30, 2006, the Company’s $106.1 million of short-term investments consisted primarily of investments in auction rate securities, and investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold.

As with all fixed-income instruments, these securities are subject to interest rate risk and would likely decline in market value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at November 30, 2006, the Company estimates that the fair values of these investments would decline by an immaterial amount, due to the portfolio’s relatively short-term overall maturity. Furthermore, the Company has the option to hold its fixed-income investments until maturity and, therefore, would not expect to realize any material adverse impact to its results from operations or cash flows from such a decline. Declines in market interest rates would, over time, reduce the Company’s interest income.

Equity Price Risk

The Company has no material investments in equity securities of other companies on its Consolidated Balance Sheet as of November 30, 2006.

Foreign Currency Risk

The Company has international sales and expenditures and is, therefore, subject to certain foreign currency rate exposures. The Company conducts a significant amount of its business in Asia. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company’s product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars. Most transactions in the Japanese market made by the Company’s subsidiary, SMSC Japan, are denominated in Japanese yen. SMSC Japan purchases a significant amount of its products for resale from SMSC in U.S. dollars, and from time to time has entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. No such contracts were executed during either fiscal 2006 or the first nine months of fiscal 2007, and there are no obligations under any such contracts as of November 30, 2006. The Company has never received a cash dividend (repatriation of cash) from SMSC Japan.

OASIS’ operating activities in Europe include transactions conducted in both euros and U.S. dollars. The euro has been designated as OASIS’ functional currency for its European operations. From time to time, OASIS has entered into foreign currency contracts to minimize the exposure of its U.S. dollar denominated transactions, assets and liabilities to currency exchange rate risk. Gains or losses on these contracts are intended to offset the gains or losses recorded from the remeasurement of certain assets and liabilities from U.S. dollars into euros. Gains and losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into euros, were not significant during the nine months ended November 30, 2006.

Item 4. — Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2006, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company notes that its former Chief Accounting Officer resigned on April 25, 2006. As a result of his departure, the reorganization of certain foreign subsidiaries and other matters, the Company redistributed some of the work previously performed by him to his successor and other individuals, and instituted additional processes and procedures.

SMSC completed the acquisition of OASIS on March 30, 2005, as more fully described in Part I Item 1. — Financial Statements — Note 3. As part of its ongoing integration activities, SMSC is in the process of incorporating its controls and procedures into OASIS, and expects to complete the process no later than February 28, 2007. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2006 certain elements of the internal control over financial reporting of OASIS.

PART II

Item 1.	Legal Proceedings

As of November 30, 2006 was not aware of any pending or threatened litigation it believes is likely to have a material adverse effect on the Company.

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

None.

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

DATE: December 21, 2006

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