Form 10-K
period 2007-02-28
STANDARD MICROSYSTEMS CORP
filed 2007-04-30
CIK 93384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-7422

STANDARD MICROSYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	11-2234952 (I.R.S. Employer Identification Number)
80 Arkay Drive Hauppauge, New York (Address of principal executive offices)	11788-3728 (Zip Code)

Registrant’s telephone number, including area code:
(631) 435-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
Title of class

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

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of voting stock held by non-affiliates of the registrant as of August 31, 2006  $604,261,908

Number of shares of common stock outstanding as of March 31, 2007  22,869,318

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III of this report on Form 10-K.

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	21

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 8.	Financial Statements and Supplementary Data	39
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39
Item 9A.	Controls and Procedures	39
Item 9B.	Other Information	41

PART III
Item 10.	Directors and Executive Officers of the Registrant	41
Item 11.	Executive Compensation	41
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41
Item 13.	Certain Relationships and Related Transactions	41
Item 14.	Principal Accounting Fees and Services	41
SIGNATURES		42

PART IV
Item 15.	Exhibits and Financial Statement Schedules	43
Indemnity Agreement
Letter Agreement
SMSC Severance plan amended and restated
April 9, 2007 Amendment to the 2005 Inducement Stock Option & Restricted Stock Plan
Subsidiaries of the Registrant
Consent of PricewaterhouseCoopers LLP
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer & Chief Financial Officer

PART I

Item 1. — Business

General Description of the Business

Standard Microsystems Corporation (the “Company” or “SMSC”), a Delaware corporation, founded in 1971 and headquartered in Hauppauge, New York, designs and sells a wide variety of silicon-based integrated circuits (“ICs”) that incorporate digital or analog signal processing technologies, or both (referred to as “mixed-signal”).

SMSC’s integrated circuits and systems provide numerous signal processing attributes that are incorporated by its globally diverse customers into a range of end products in the consumer electronics and infotainment, mobile and desktop personal computer (“PC”) and industrial and other markets.

SMSC’s semiconductor products generally provide connectivity, networking, or embedded control solutions for a variety of high-speed communication, computing, consumer electronics, industrial control, or automotive infotainment applications. The market for these solutions is increasingly diverse, and the Company’s technologies may be used in various combinations and in alternative applications.

SMSC has what is commonly referred to as a “fabless” business model, meaning that the Company does not own the manufacturing assets to make the silicon wafer based integrated circuits, but rather has these manufactured by other companies to its specifications and incorporating its designs.

SMSC’s business is based on substantial intangible intellectual property assets consisting of patented technology and designs as well as know-how, extensive experience in integrating designs into systems, the ability to work closely with customers to solve technology application challenges, to develop products that satisfy market needs and the ability to efficiently manage its global network of suppliers. These attributes allow SMSC to provide technical performance, cost, and time-to-market advantages to its customers and to develop leadership positions in several technologies and markets.

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

You may also read and copy materials that we have filed with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the Public Reference Room. In addition, the Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov .

Principal Products of the Company

SMSC develops its products to serve applications in three principal vertical markets: Consumer Electronics & Infotainment; Mobile & Desktop PCs; and Industrial & Other. Each of the Company’s products or technologies are sold into multiple end markets, and its product technologies, intellectual property and proprietary processes are increasingly being re-used and may be combined into new solutions that can be sold into these markets. All products are manufactured using industry standard processes and all are sold through a unified direct sales force that also manages global relationships with independent, third party sales representatives and distributors.

The flexibility of SMSC’s products to address multiple end market applications and the convergence of technologies is creating new market opportunities. For example, computer makers are supplying devices that address entertainment needs, traditional manufacturers of consumer entertainment goods are addressing computing needs and automotive manufacturers and system integrators are seeking ways to deliver increasing multimedia content into the car. As a result of substantial investment in research and development over the past several years, the functionality of SMSC’s products has been greatly enhanced, and the portfolio of products in connectivity and networking has broadened considerably, enabling increased presence in many other vertical applications using these technologies. This strategic thrust to link available technologies into new applications and invest in new technologies capable of serving different aspects of these converging markets is expected to result in increased product diversity.

Universal Serial Bus (“USB”) is a technology that enables the transfer of data between devices or hosts. This technology can be adopted on computer motherboards, expansion circuit boards, peripheral devices, or in a large number of consumer, industrial and other applications. SMSC is regarded as an industry leader in providing semiconductors that incorporate the latest industry USB standard specification, referred to in the industry as USB 2.0 or “Hi-Speed USB”. USB 2.0’s high data transfer rate supports the high data bandwidth and speed requirements of emerging technologies, and because of its ease-of-use and broad and growing acceptance it has become the leading standard by which interoperability and connectivity is provided between diverse systems platforms such as consumer electronics, multimedia computing and mobile storage applications. Designers are attracted to USB 2.0’s speed, “plug-and-play” features and its predictable software development requirements. The ubiquity of USB 2.0 silicon and software makes it a cost-effective choice for designers to add a high-speed serial data pipe for transferring media content.

SMSC’s products are positioned in several areas within the USB connectivity market and include:

•	USB 2.0 hub controllers, including solutions for 2-port, 3-port, 4-port, 7-port and combination hub/memory card reader designs.

•	USB 2.0 flash memory card reader products, including controllers supporting Secure Digital (SD), MultiMediaCardtm (MMC), Memory Sticktm (MS), SmartMediatm (SM), XD-Picture Card tm (xD) and Compact Flashtm (CF) memory card families

•	Standalone USB 2.0 physical layer transceiver (“PHY”) products supporting industry standard interfaces, well suited for portable handheld electronics devices such as mobile phones, portable media players, set-top boxes and GPS navigation systems.

SMSC also has extensive expertise in embedded Ethernet products. Ethernet has emerged as a ubiquitous, versatile networking technology found in home, business and industrial environments. The Company’s Ethernet products can be designed into applications that do not support Peripheral Component Interconnect (“PCI”) interfaces. PCI is a high-speed connection technology common in computers, but is not typically found in consumer electronics and embedded industrial applications. Much of SMSC’s networking growth is currently being derived from consumer electronics design wins, such as digital televisions, set-top boxes and digital video recorders that transfer multimedia content via Ethernet technology. These devices are increasingly adding networking capabilities to broaden their feature-sets and attractiveness to the end consumer. Also, in both business and industrial environments, such as office buildings, or factory floors, there continues to be a rapidly expanding demand for computers, machinery, appliances and other applications to be networked together.

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

SMSC’s networking product line includes:

•	10 Mbps and 100 Mbps Ethernet controllers and transceivers targeting consumer electronics and industrial applications.

•	Network multimedia co-processors supporting multiple high definition audio/video streams, software protocol stack management and security, through PCI or non-PCI interfaces.

•	Embedded communications products for wireless base stations, copiers, building automation, robotics, gaming machines and industrial applications.

SMSC is a leading global supplier of embedded controller and integrated Input/Output (“I/O”) products for computing applications supplied by major original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), channel PC and motherboard manufacturers. The Company’s embedded controller solutions offer programmable, mixed-signal features that allow for feature customization. SMSC also offers a set of companion chips which offer additional system features such as general purpose input/output (“GPIO”) expansion, temperature and voltage sensing, fan control and consumer infrared remote control. The Company’s broad product portfolio also provides a variety of integration choices for designers, with unique configurations of serial ports, parallel ports, keyboard controllers, infrared ports, GPIO pins, logic integration and power management.

SMSC’s computing platform products also extend into the x86-based server market. Advanced I/O products for server applications build on SMSC’s broad I/O and system management expertise and include timers, flash memory interfaces, thermal management and other server requirements.

The Company’s computing product line includes:

•	Mixed-signal embedded controllers.

•	System controller I/O devices that integrate various analog capabilities such as temperature monitoring.

•	Advanced I/O controllers.

•	Analog devices addressing thermal management, hardware monitoring and voltage supervisory solutions for small form factor, high-heat systems such as PCs, servers and other embedded devices.

•	x86-based server solutions offering timers, flash memory interfaces and thermal management capabilities.

SMSC is also a supplier of semiconductor products based on its market-leading Media Oriented Systems Transport (“MOST®”) technology. MOST is a networking standard which enables the transport of high bandwidth digital audio, video and packet-based data, along with control information. MOST-enabled intelligent network interface controllers (“INICs”) are being designed into automotive networks to transfer high performance multimedia content among devices such as radios, navigation systems, digital video displays, microphones and CD-players quickly and without electrostatic disruption. MOST has been adopted as a standard primarily within the European luxury automotive market, but SMSC has also begun to proliferate its INIC technology into lower end automobiles. It also believes it has the potential to expand its solutions into other geographic areas and into non-automotive markets. The Company also sells related system design and diagnostic tool products to customers who need to build or maintain MOST compliant systems. These products were added as a result of the acquisition of OASIS SiliconSystems Holding AG (“OASIS”) on March 30, 2005, as further discussed below.

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

The Company faces competition from several large semiconductor manufacturers, some of which have greater size and financial resources than the Company. The Company’s principal competitors in the computing market include eNe, Integrated Technology Express, Inc. (“ITE”), Renesas Technology (“Renesas”) and Winbond Electronics Corporation. Principal competitors in SMSC’s other markets include Cypress Semiconductor, Renesas, Davicom Semiconductor Inc, Genesys Logic, Inc, ASIX Electronics Corp, Realtek Semiconductor Corp., NXP Semiconductors, Alcor Micro Corp., and Micrel Semiconductor, Inc. As SMSC continues to broaden its product offerings, it will likely face new competitors. Many of the Company’s potential competitors have greater financial resources and the ability to invest larger dollar amounts into research and development. Some have their own manufacturing facilities, which may give them a cost advantage on large volume products and increased certainty of supply.

The principal methods that the Company uses to compete include introducing innovative new products, providing superior product quality and customer service, adding new features to its products, improving product performance and reducing manufacturing costs. SMSC also cultivates strategic relationships with certain key customers who are technology leaders in its target markets, and who provide insight into market trends and opportunities for the Company to better support those customers’ current and future needs.

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

Research and Development

The semiconductor industry and the individual markets that the Company currently serves are highly competitive, and the Company believes that continued investment in research and development (“R&D”) is essential to maintaining and improving its competitive position. In fiscal years 2007, 2006 and 2005 the Company spent approximately $66.6 million, $58.3 million and $43.0 million, respectively, on R&D. SMSC has strategic relationships with many of its customers and tailors its solutions to these specific customers’ needs. Serving a wide array of world class OEMs and ODMs, the Company’s continued success will be based, among other things, on its ability to meet the individual needs of these customers and to help them speed their own products to market.

SMSC’s R&D activities are performed by highly-skilled engineers and technicians, and are primarily directed towards the design of integrated circuits in both mainstream and emerging technologies, the development of software drivers, firmware and design tools and intellectual property (“IP”), as well as ongoing cost reductions and performance improvements in existing products.

Over the past several years, SMSC has evolved from an organization having strength solely in digital design, to one with broad engineering and design expertise in digital, analog and mixed-signal solutions. Electronic signals fall into one of two categories — analog or digital. Digital signals are used to represent the “ones” and “zeros” of binary arithmetic, and are either on or off. Analog, or linear, signals represent real-world phenomena, such as temperature, pressure, sound, speed and motion. These signals can be detected and measured using analog sensors, which represent real-world phenomena by generating varying voltages and currents. Mixed-signal products combine digital and analog circuitry into a single device. Mixed-signal solutions can significantly reduce board space by integrating system interfaces, reducing external component requirements and lowering power consumption, all of which reduce system costs. During fiscal 2007, mixed-signal products contributed nearly 83% of SMSC’s unit sales.

SMSC employs engineers with a wide range of experience in software, digital, mixed-signal and analog circuit design, from experienced industry veterans to new engineers recently graduated from universities. Their activities are supported by high tech hardware, software and other product design tools procured from leading global suppliers. The Company’s major engineering design centers are strategically located in New York, Texas, Arizona and Germany to take full advantage of the technological expertise found in each region, and to closely cater to its customer base.

Manufacturing

SMSC provides semiconductor products using a “fabless” manufacturing model, which is increasingly common in the semiconductor industry. Third party contract foundries and package assemblers are engaged to fabricate the Company’s products onto silicon wafers, cut these wafers into die and assemble the die into finished packages. This strategy allows the Company to focus its resources on product design and development, marketing, test and quality assurance. It also reduces fixed costs and capital requirements and provides the Company access to the most advanced manufacturing capabilities. See Part I Item I.A. — Risk Factors — Reliance upon Subcontract Manufacturing, for further discussion. The Company also faces certain risks as a result of doing business in Asia, where many of the Company’s subcontractors conduct business. See Part I Item I.A. — Risk Factors — Business Concentration in Asia, for further discussion.

The Company’s primary wafer suppliers, and their headquarters locations, are currently Chartered Semiconductor Manufacturing, Ltd. in Singapore, Taiwan Semiconductor Manufacturing Company, Ltd. (“TSMC”) in Taiwan and STMicroelectronics N.V. in Switzerland. The Company may negotiate additional foundry supply contracts and establish other sources of wafer supply for its products as such arrangements become useful or necessary, either economically or technologically.

Processed silicon wafers are shipped to various third party assembly suppliers, most of which are located in Asia, where they are separated into individual chips that are then encapsulated into plastic packages. This enables the Company to take advantage of these subcontractors’ high volume manufacturing-related cost savings, speed and supply flexibility. It also provides SMSC with timely access to cost-effective advanced process and package technologies. The Company purchases most of its assembly services from Advanced Semiconductor Engineering, Inc., Amkor Technology, Inc., ChipMOS Technologies Ltd. and STATSChipPac, Ltd. See Part I Item 1.A. — Risk Factors — Reliance upon Subcontract Manufacturing and Business Concentration in Asia for further discussion.

Following assembly, each of the packaged units receives final testing, marking and inspection prior to shipment to customers. Final testing for a large portion of the Company’s products is performed at SMSC’s own testing operation in Hauppauge, New York. Final testing services of independent test suppliers, most of which occurs in Asia, are also utilized and afford the Company increasing flexibility to adjust to near-term fluctuations in product demand and corresponding production requirements.

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

Sales, Marketing and Customer Service

The Company’s primary sales and marketing strategy is to achieve design wins with technology leaders and channel customers in targeted markets through superior products, field applications and engineering support. Sales managers are dedicated to key OEM and ODM customers to achieve high levels of customer service and to promote close collaboration and communication. Supporting the success of its customers through technological excellence, innovation and overall product quality are centerpieces of SMSC’s corporate strategy.

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

The Company strives to make the “design-in” of its products as easy as possible for its customers. To facilitate this, SMSC offers a wide variety of support tools, including evaluation boards, sample firmware diagnostics programs, sample schematics and printed circuit board layout files, driver programs, data sheets, industry standard specifications and other documentation. These tools are readily available from the Company’s sales offices and sales representatives. SMSC’s home page on the World Wide Web (www.smsc.com) provides customers with immediate access to its latest product information. In addition, the Company maintains online tools resources so that registered customers can download these items as needed. Customers are also provided with reference platform designs for many of the Company’s products, which enable easier and faster transitions from initial prototype designs through final production releases.

SMSC strategically markets and sells all of its products globally through a centrally managed sales network using various channels in multiple geographic regions. SMSC conducts sales activities in the United States via a direct sales force, electronics distributors and manufacturers’ representatives. Two independent distributors are currently engaged to serve the majority of the North American market. Internationally, products are marketed and sold through regional sales offices located in Germany, Taiwan, China, Korea and Singapore as well as through a network of independent distributors and representatives. The Company serves the Japanese marketplace primarily through its Tokyo, Japan-based subsidiary, SMSC Japan.

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

The Company generates a significant portion of its sales and revenues from international customers. While the demand for the Company’s products is primarily driven by the worldwide demand for Consumer Electronics & Infotainment, Mobile & Desktop PC and Industrial & Other applications sold by U.S.-based suppliers, a significant portion of the Company’s products are sold to manufacturing subcontractors of those U.S.-based suppliers, and to distributors who serve to feed the high technology manufacturing pipeline, located in Asia. The Company expects that international shipments, particularly to Asian-based customers, will continue to represent a significant portion of its sales and revenues. See Part I Item 1.A. — Risk Factors — Business Concentration in Asia, for further discussion.

Markets & Strategy

The Company designs products that address specific applications for end products sold in three primary “vertical” markets:

•	Consumer Electronics & Infotainment

•	Mobile & Desktop PCs

•	Industrial & Other

Designs that serve the Consumer Electronics & Infotainment market primarily provide connectivity or networking functions that allow data transfer or content sharing in consumer or automotive products. For instance, the Company provides USB 2.0 hub, flash memory card reader and mass storage devices that may be embedded in LCD monitors, printers, set-top boxes, digital televisions or gaming products to transfer content at high speeds. SMSC’s Ethernet networking products address system resource limitations and other challenges typical of embedded consumer electronics systems for applications such as digital televisions, DVD and hard disk drive-based video recorders and digital media servers and adapters. The Company also designs network multimedia co-processors supporting multiple high definition audio/video streams, software protocol stack management and security, through PCI or non-PCI interfaces. Lastly, SMSC’s MOST technology enables the networking of infotainment systems in automobiles, such as a CD changer, radio, global positioning system, mobile telephone or a DVD player, by providing the means to distribute multimedia entertainment functions among various control devices in the car.

SMSC serves industry leading PC customers in the Mobile & Desktop PC market with embedded controller and integrated I/O devices, PC-based server devices, USB 2.0 hubs and analog solutions including fan control, temperature and voltage sensing and consumer infrared functionality. Applications include mobile and desktop computers, media center PCs and docking stations.

Customers in the Industrial & Other markets are primarily supported by the Company’s products that serve long life cycle embedded systems and those that require highly accurate signal transfer or industrial-level temperature monitoring functionality. SMSC provides Ethernet, ARCNET, CircLinktm and Embedded I/O technology to address applications that include POS terminals, building and factory automation, security systems, industrial PCs, ATM machines and interactive kiosks.

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

In executing this strategic approach, the Company is managed in a highly integrated manner, and internal resources are allocated and corresponding investments are made in a manner that the Company believes will maximize total returns from product sales both individually (with respect to individual products or product families) and in the aggregate (a “portfolio” approach). Such returns are measured at the “project” level. As used by the Company, the concept of “returns” encompasses both “turns” (i.e. pay-back multiple) and net present value metrics, as well as strategic considerations. Projects consist of either a single product offering (as would be the case for a new product launch) or a product family, consisting of multiple product variants stemming from an original design. Such variants can consist of relatively simple modifications to an original design, introduction of “next generation” capabilities and features and/or strategic integration(s) of new technologies into existing products.

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

The initial cost of the acquisition at March 30, 2005 was approximately $118.6 million, including approximately $79.5 million of cash, 2.1 million shares of SMSC common stock, valued at $35.8 million, and an estimated $3.3 million of direct acquisition costs, including legal, banking, accounting and valuation fees. Included with the net assets acquired from OASIS were approximately $22.4 million of cash and cash equivalents; therefore SMSC’s initial net cash outlay for the transaction, including transaction costs, was approximately $60.4 million.

The terms of the agreement also provided the former OASIS shareholders the opportunity to earn up to $20 million of additional consideration, based upon achieving certain fiscal 2006 performance goals, the amount earned of which, if any, was indeterminable until February 28, 2006. Based upon fiscal 2006 performance and per the computation completed and submitted on April 28, 2006, the former OASIS shareholders earned approximately $16.4 million of additional consideration, consisting of approximately 0.2 million shares of SMSC common stock valued for accounting purposes as of May 9, 2006 at $4.0 million, and approximately $12.4 million of cash, all of which was paid during the first quarter of fiscal 2007. SMSC’s existing cash balances were used to fund the cash portion of the additional consideration. The fair value of the shares tendered was approximately $1.4 million less at the settlement date than had been estimated as of February 28, 2006, resulting in a corresponding adjustment to goodwill in the first quarter of fiscal 2007.

Geographic Information

The information below summarizes sales and revenues to unaffiliated customers for fiscal 2007, 2006 and 2005 by geographic region:

	2007	2006	2005
	(In thousands)

Taiwan	$132,972	$149,153	$94,599
Japan	70,720	54,293	42,073
China	52,136	14,423	13,793
Germany	46,717	35,124	4,508
United States	34,937	37,390	37,431
Other	33,112	28,735	16,411

	$370,594	$319,118	$208,815

It is expected that in future periods sales and revenues will increase at a more rapid rate in geographic regions outside of the United States.

The Company’s long-lived assets include net property and equipment, goodwill and other intangible assets, deferred income taxes and various long-lived financial instruments. Net property, plant and equipment by geographic area is as follows:

As of February 28,	2007	2006
	(In thousands)

United States	$56,854	$36,551
Germany	693	1,261
Japan and Other Asia Pacific	473	328

Total	$58,020	$38,140

Intellectual Property

The Company believes that intellectual property is a valuable asset that has been, and will continue to be, important to the Company’s success. The Company has received numerous United States and foreign patents, or cross licenses to patents that relate to its technologies and additional patent applications are pending. The Company also has obtained certain domestic and international trademark registrations for its products and maintains certain details about its processes, products and strategies as trade secrets. It is the Company’s policy to protect these assets through reasonable means. To protect these assets, the Company relies upon nondisclosure agreements, contractual provisions, patent, trademark, trade secret and copyright laws.

SMSC has patent cross-licensing agreements with more than thirty companies, including such semiconductor manufacturers as Intel Corporation, Micron Technology, Samsung Electronics Co., National Semiconductor

Corporation and Toshiba Corporation, providing access to approximately 45,000 U.S. patents. Almost all of the Company’s cross-licensing agreements give SMSC the right to use patented intellectual property of the other companies royalty-free. SMSC also receives related payments from Intel. See Part IV Item 15(a) — Financial Statements — Note 9, for further discussion on the Company’s agreement with Intel. In situations where the Company needs to acquire strategic intellectual property not covered by cross-licenses, the Company at times will seek to, and has entered into agreements to purchase or license, the required intellectual property.

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

From period to period, several key customers can account for a significant portion of the Company’s sales and revenues. Sales and revenues from significant customers for fiscal 2007, 2006 and 2005, stated as percentages of total sales and revenues, are summarized as follows:

	2007	2006	2005

Customer A	*	*	13%
Customer B	*	*	11%
Customer C	*	*	13%
Customer D	*	11%	*
Customer E	*	10%	*
Customer F	*	15%	*

Subtotal of >10% customers	—	36%	37%

*	Less than 10%

Although no single customer accounted for more than 10% of total sales and revenues for fiscal 2007, primarily due to overall business growth, the Company expects that a small number of larger customers will continue to account for a significant portion of its sales and revenues in fiscal 2008 and for the foreseeable future. The Company does not believe that the change in identity of the top customers from 2005-2007 represents a fundamental change in its business, rather the change in top customers is primarily due to certain end user customers changing the distributor from whom they purchase the Company’s products, and in part, is due to changes in the Company’s distributor relationships.

Employees

At February 28, 2007, the Company employed 856 individuals, including 175 in sales, marketing and customer support, 192 in manufacturing and manufacturing support, 341 in research and product development and 148 in administrative support and facility maintenance activities.

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

THE COMPANY COMPETES IN COMPETITIVE INDUSTRIES AND HAS EXPERIENCED SIGNIFICANT VOLATILITY IN ITS STOCK PRICE

The Semiconductor Industry — The Company competes in the semiconductor industry, which has historically been characterized by intense competition, rapid technological change, cyclical market patterns, price erosion, periods of mismatched supply and demand and high volatility of results. The semiconductor industry has experienced significant economic downturns at various times in the past, characterized by diminished product demand and accelerated erosion of selling prices. In addition, many of the Company’s competitors in the semiconductor industry are larger and have significantly greater financial and other resources than the Company. General conditions in the semiconductor industry, and actions of specific competitors, could adversely affect the Company’s results. In particular, the semiconductor industry has experienced a decline in growth in the latter half of calendar year 2006 and the early portion of calendar year 2007. The Company’s business plans for fiscal year 2008 assume that conditions in the semiconductor industry will improve in the second half of calendar year 2007 and in calendar year 2008. The Company’s results may be adversely affected if demand in the semiconductor industry does not improve as anticipated, or declines even further.

The semiconductor industry, including its supply chain, is maturing, and has been undergoing consolidation through mergers and acquisitions, and there have been a number of ownership changes through the purchase of previously public companies, in part due to an influx of capital led by private equity firms. As a result of this consolidation and the ownership changes, the Company may experience changes in its relationships in the supply chain and may have fewer sources of supply for wafer production, assembly services, or other products or services it needs to procure which could impair sourcing flexibility or increase costs. The Company may also face fewer and larger, more capable and better financed competitors. Consolidation and ownership changes within the semiconductor industry could adversely affect the Company’s results.

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

The Company has a business strategy that involves targeting sales to market leading companies. If the market performance of any of these companies declines materially, or if they order fewer products from the Company than forecasted, the Company’s revenues and profitability could be adversely affected. These large companies also possess significant leverage in negotiating the terms and conditions of supply as a result of their market power. The Company may be forced in certain circumstances to accept potential liability exceeding the purchase price of the products sold by the Company, or various forms of potential consequential damages to avoid losing business to competitors. Such terms and conditions could adversely impact the revenues and margins earned by the Company.

The Company during fiscal year 2007 also adjusted its strategy to eliminate certain low margin products to try to improve its profitability. As a result, the Company’s revenues will be smaller than if it had continued to sell these products, or successor products. The Company’s results may be adversely affected if this strategy is not successful.

Volatility of Stock Price — The volatility of the semiconductor industry has also been reflected historically in the market price of the Company’s common stock. The market price of the Company’s common stock can fluctuate significantly on the basis of such factors as the Company’s or its competitors’ introductions of new products, quarterly fluctuations in the Company’s financial results, announcements by the Company or its competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments; introduction of technologies or product enhancements that reduce the need for the Company’s products; the loss of, or decrease in sales to, one or more key customers; a large sale of stock by a significant shareholder; dilution from the issuance of the Company’s stock in connection with acquisitions; the addition or removal of our stock to or from a stock index fund; departures of key personnel; the required expensing of stock options or Stock Appreciation Rights (“SARs”); quarterly fluctuations in the Company’s guidance or in the financial results of other semiconductor companies or personal computer companies; changes in the expectations of market analysts or investors, or in general conditions in the semiconductor industry or in the financial markets. In addition, stock markets in general have experienced extreme price and volume volatility in recent years. This volatility has often had a significant impact on the stock prices of high technology companies, at times for reasons that appear unrelated to business performance.

The volatility of the stock price itself can impact the Company’s earnings because volatility is one measurement that is used in calculating the value of stock based compensation to employees. The value of such stock based compensation has been expensed for SMSC under the provisions of FAS 123(R)beginning in fiscal 2007.

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

As part of its product development cycle, the Company often is required to make significant investments well before it can expect to receive revenue from those investments. For example, investments to produce semiconductors for automotive companies, even if successful, may not result in a product appearing in an automobile and associated revenue until several years later. The long lead-time between investment and revenue increases the risk associated with such investments. The Company’s operating results may be adversely affected if the product development cycle is delayed, or if the Company chooses the wrong products to invest in, or if product development costs exceed budgets.

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

In the past, the Company has relied on its strategic relationships with certain customers who are technology leaders in its target markets. The Company intends to pursue and continue to form these strategic relationships in the future. These relationships often require the Company to develop new products that typically involve significant technological challenges. These customers frequently place considerable pressure on the Company to meet their tight development schedules. Accordingly, the Company may have to devote a substantial portion of its resources to these strategic relationships, which could detract from or delay completion of other important development projects.

Some of the Company’s important end user customers are relying more heavily on original design manufacturers (“ODM’s”) to make decisions as to which components are incorporated into their products. The Company’s results may be adversely affected if it fails to maintain effective relationships with these ODMs.

Customer Concentration and Shipments to Distributors — A limited number of customers account for a significant portion of the Company’s sales and revenues. The Company’s sales and revenues from any one customer can fluctuate from period to period depending upon market demand for that customer’s products, the customer’s inventory management of the Company’s products and the overall financial condition of the customer. Loss of an important customer, or deteriorating results from an important customer, could adversely impact the Company’s operating results.

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

Shipments to ODMs — As part of its strategy, the Company is attempting to sell more products directly to certain significant ODMs. Some of these ODMs previously purchased the Company’s products through distributors. The Company is making this change because it believes it can better service its customers, and more efficiently manage its business, as a result. The Company’s sales and margins may be adversely affected if the Company does not properly execute the transition from indirect to direct sales for the designated ODMs. It is also possible that the Company’s sales via its distributors may suffer as a result of this strategy.

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

THE COMPANY’S ‘FABLESS’ BUSINESS MODEL IS HEAVILY CONCENTRATED IN ASIA, DEPENDENT ON A SMALL NUMBER OF WAFER AND ASSEMBLY COMPANIES WITH SIGNIFICANT LEVERAGE, AND REQUIRES THE COMPANY TO COMMIT TO CERTAIN QUANTITIES TO SECURE CAPACITY

Business Concentration in Asia — A significant number of the Company’s foundries and subcontractors are located in Asia. Many of the Company’s customers also manufacture in Asia or subcontract to Asian companies. A significant portion of the world’s personal computer component and circuit board manufacturing, as well as personal computer assembly, occurs in Asia, and many of the Company’s suppliers and customers are based in, or do significant business in, Taiwan. In addition, many companies are expanding their operations in Asia in an attempt to reduce their costs, and the Company is also exploring relationships with companies in Asia as part of its ongoing efforts to make its supply chain more efficient. This concentration of manufacturing and selling activity in Asia, and in Taiwan in particular, poses risks that could affect the supply and cost of the Company’s products, including currency exchange rate fluctuations, economic and trade policies and the political environment in Taiwan, China and other Asian communities. For example, legislation in the United States restricting or adding tariffs to imported goods could adversely affect the Company’s operating results.

The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. We are not currently covered by insurance against business disruption caused by earthquakes as such insurance is not currently available on terms that we believe are commercially reasonable. Earthquakes, fire, flooding, lack of water or other natural disasters in Taiwan or the Pacific Rim region, or an epidemic, political unrest, war, labor strike or work stoppage in countries where our semiconductor manufacturers, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity. There can be no assurance that alternate capacity could be obtained on commercially reasonable terms, if at all.

Reliance upon Subcontract Manufacturing — The vast majority of the Company’s products are manufactured and assembled by independent foundries and subcontract manufacturers under a “fabless” model. This reliance upon foundries and subcontractors involves certain risks, including potential lack of manufacturing availability, reduced control over delivery schedules, the availability of advanced process technologies, changes in manufacturing yields and potential cost fluctuations. During downturns in the semiconductor economic cycle, reduction in overall demand for semiconductor products could financially stress certain of the Company’s subcontractors. If the financial resources of such independent subcontractors are stressed, the Company may experience future product shortages, quality assurance problems, increased manufacturing costs or other supply chain disruptions.

During upturns in the semiconductor cycle, it is not always possible to adequately respond to unexpected increases in customer demand due to capacity constraints. The Company may be unable to obtain adequate foundry, assembly or test capacity from third-party subcontractors to meet customers’ delivery requirements even if the Company adequately forecasts customer demand. The Company typically does not have supply contracts with its third-party vendors that obligate the vendor to perform services and supply products for a specific period, in specific quantities, and at specific prices. The Company’s third-party foundry, assembly and test subcontractors typically do not guarantee that adequate capacity will be available within the time required to meet customer demand for products. In the event that these vendors fail to meet required demand for whatever reason, the Company expects that it would take up to twelve months to transition performance of these services to new providers. Such a transition may also require qualification of the new providers by the Company’s customers or their end customers.

In the past, the Company received several unexpected price increases from several entities that assemble or package products. In the past there have been periods of shortage of capacity among companies that supply assembly services. Although the Company resists attempts by suppliers to increase prices, there can be no assurance that the Company’s margins will not be impacted in fiscal year 2008 or other future periods as a result of a shortage of capacity or price increases in assembly or other services. Because at various times the capacity of either wafer producers or assemblers can been limited, the Company may be unable to satisfy the demand of its customers, or may have to accept price increases or other compensation arrangements that increase its operating expenses and erode its margins.

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

The Company also invested in fiscal year 2007 in new test equipment to reduce costs. If volumes are insufficient to utilize this new test capacity, then costs may be higher than planned. As a result, the Company could be less competitive than anticipated, which could adversely affect return on investment and profitability.

THE COMPANY’S SUCCESS DEPENDS ON THE EFFECTIVENESS OF ITS ACQUISITIONS, RETAINING AND INTEGRATING KEY PERSONNEL, AND MANAGING INTELLECTUAL PROPERTY RISKS

Strategic Business Acquisitions — The Company has made strategic acquisitions of complementary businesses, products and technologies in the past, including the OASIS acquisition in 2005, and may continue to pursue such acquisitions in the future as business conditions warrant. Business acquisitions can involve numerous risks, including: unanticipated costs and expenses; risks associated with entering new markets in which the Company has little or no prior experience; diversion of management’s attention from its existing businesses; potential loss of key employees, particularly those of the acquired business; differences between the culture of the acquired company and the Company, difficulties in integrating the new business into the Company’s existing businesses, potential dilution of future earnings; and future impairment and write-offs of purchased goodwill, other intangible assets and fixed assets due to unforeseen events and circumstances. Although the Company believes it has managed the OASIS acquisition well to date, there is no guarantee that the OASIS or other acquisitions in the future will produce the benefits intended. Future acquisitions also could cause the Company to incur debt or contingent liabilities or cause the Company to issue equity securities that could negatively impact the ownership percentages of existing shareholders.

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

Infringement and Other Claims — Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, the Company has received, and expects to continue to receive notices claiming that the Company has infringed upon or misused other parties’ proprietary rights, or claims from its customers for indemnification for intellectual property matters. The Company has also in the past received, and may again in the future receive, notices of claims related to business transactions conducted with third parties, including asset sales and other divestitures.

If it is determined that the Company’s or its customer’s products or processes were to infringe on other parties’ intellectual property rights, a court might enjoin the Company or its customer from further manufacture and/or sale of the affected products. The Company would then need to obtain a license from the holders of the rights and/or reengineer its products or processes in such a way as to avoid the alleged infringement. There can be no assurance that the Company would be able to obtain any necessary license on commercially reasonable terms acceptable to the Company or that the Company would be able to reengineer its products or processes to avoid infringement. An adverse result in litigation arising from such a claim could involve the assessment of a substantial monetary award for damages related to past product sales that could have a material adverse effect on the Company’s result of operations and financial condition. In addition, even if claims against the Company are not valid or successfully asserted, defense against the claims could result in significant costs and a diversion of management and resources. The Company might also be forced to settle such a claim even if not valid as a result of pressure from its customers, because of the expense of defense, or because the risk of contesting such a claim is simply too great. Such settlements could adversely affect the Company’s profitability.

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

Although the Company’s management has concluded that its system of internal controls over financial reporting was effective as of February 28, 2007, there can be no assurance that the Company or its independent registered public accounting firm will not identify a material weakness in the system of internal controls over financial reporting in the future. A material weakness in the Company’s system of internal controls over financial reporting would require management and the Company’s independent registered public accounting firm to evaluate the Company’s system of internal controls as ineffective. This in turn could lead to a loss of public confidence, which could adversely affect the Company’s business and the price of its common stock.

Corporate Governance — In recent years, the NASDAQ Global Select Market, on which the Company’s common stock is listed, has adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased, and may continue to increase, the scope, complexity and cost of the Company’s corporate governance, reporting and disclosure practices. Failure to comply with these rules and regulations could adversely affect the Company, and in a worst case, result in the delisting of its stock. As a result of these rules, the Company’s board members, Chief Executive Officer, Chief Financial Officer and other corporate officers could also face increased risks of personal liability in connection with the performance of their duties. As a result, the Company may have difficulty attracting and retaining qualified board members and officers, which would adversely affect its business. Further, these developments could affect the Company’s ability to secure desired levels of directors’ and officers’ liability insurance, requiring the Company to accept reduced insurance coverage or to incur substantially higher costs to obtain coverage.

Changes in Accounting for Equity Compensation — The Company has historically used stock options and SARs as a key component of employee compensation in order to align employees’ interests with the interests of its stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board (“FASB”) recently adopted changes to generally accepted accounting principles known as Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (revised 2004) (“SFAS 123(R)”) requiring a charge to earnings for employee stock option grants and other equity incentives which became effective beginning in the first quarter of fiscal 2007. To the extent that this or other new regulations make it more difficult or expensive to grant options to employees, the Company may consider changes to its equity compensation strategy. To the extent that such changes might limit the Company’s use of equity-based compensation, it might become more difficult to attract, retain and motivate employees. Any of these results could materially and adversely affect the Company’s business.

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

During the first quarter of fiscal 2007, the Company completed the expansion of its owned Hauppauge, New York facility, previously comprising 80,000 square feet, to approximately 200,000 square feet (the entirety of that facility). During fiscal 2006, the Company leased a separate 50,000 square foot facility located in Hauppauge, New York until May 31, 2006, shortly after the owned facility was completed and operations were consolidated. The final cost of this expansion was $24.4 million.

In addition, the Company maintains offices in leased facilities as follows:

		Approximate
Location	Activities	Square Footage	Lease Expiration

Munich, Germany	Sales	2,400	May 2007
Lake Oswego, Oregon	Sales	400	January 2008
Shenzhen, China	Sales	1,070	June 2008
Durham, North Carolina	Sales	200	March 2008
Tokyo, Japan	Marketing, Engineering, Logistics & Sales	9,000	September 2008
Taipei, Taiwan, Republic of China	Marketing, Logistics & Sales	5,900	February 2009
Singapore	Sales	200	October 2007
Seoul, South Korea	Sales	2,500	November 2007
Gothenburg, Sweden	Marketing & Engineering	2,000	February 2008
Osaka-Shi Osaka, Japan	Sales	560	July 2008
Hong Kong, China	Sales	480	April 2008
San Jose, California	Marketing & Sales	9,400	May 2008
Austin, Texas	Marketing, Engineering & Sales	16,200	August 2008
Phoenix, Arizona	Marketing & Engineering	12,100	August 2008
Shanghai, China	Sales	3,700	July 2009
Austin, Texas	Marketing, Engineering & Sales	27,000	December 2009
Tucson, Arizona	Marketing, Engineering & Sales	29,000	March 2010
Karlsruhe, Germany	Marketing, Engineering, Logistics & Sales	38,700	February 2011

The Company believes that all of its facilities are in good condition, adequate for intended use and sufficient for its immediate needs. The Company currently expects to renew all existing leases expiring in fiscal 2008, however, it is not certain whether the Company will negotiate new leases on its other facilities as such leases expire. Such determinations will be made as existing leases approach expiration and will be based on an assessment of requirements and market conditions at that time. Further, management believes that additional space can be obtained, if necessary, based on prior experience and current and expected real estate market conditions.

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

On September 6, 2006, Mr. Peter Dicks, a Director of the Company was detained by New York State authorities pursuant to an outstanding warrant from the Louisiana State Police Gaming Enforcement Division. The warrant charged Mr. Dicks with gambling by computer, a felony under Louisiana state law. The warrant was unrelated to any activities of the Company and arose from Mr. Dicks’ role as non-executive chairman of Sportingbet PLC, a publicly traded United Kingdom based internet gaming company. Mr. Dicks resigned as non-executive chairman of Sportingbet PLC on September 14, 2006. On September 28, 2006 a New York state court declined to extradite Mr. Dicks to Louisiana as New York State Governor George Pataki declined to sign a warrant ordering the extradition. The Company has been informed that this matter has now been resolved and that all charges against Mr. Dicks by the State of Louisiana have been dropped. The Company does not expect this matter to affect its results of operations.

Item 4. — Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2007.

PART II

Item 5. —	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is traded in the over-the-counter market under the NASDAQ symbol SMSC. Trading is reported in the NASDAQ Global Select Market. There were approximately 1,035 holders of record of the Company’s common stock at February 28, 2007.

The following table sets forth the high and low trading prices, for the periods indicated, for SMSC’s common stock as reported by the NASDAQ Global Select Market:

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low

First Quarter	$33.93	$20.41	$18.18	$13.39
Second Quarter	28.19	20.36	26.13	16.07
Third Quarter	33.00	27.35	31.41	23.65
Fourth Quarter	32.32	26.95	34.97	27.50

Dividend Policy

The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has never paid a cash dividend and does not currently expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the caption “Equity Compensation Plan Information,” appearing in the 2007 Proxy Statement related to the 2007 Annual Meeting of Stockholders (the 2007 Proxy Statement), is hereby incorporated by reference. For additional information on the Company’s stock-based compensation plans, refer to Part IV Item 15(a) — Financial Statements — Note 12.

Common Stock Repurchase Program

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. In July 2000, the authorization was expanded from one million shares to two million shares and in July 2002 the authorization was expanded from two million shares to three million shares. As of February 28, 2007, the Company has repurchased approximately 2.2 million shares of its common stock at a cost of $32.0 million under this program, including 253,300 shares repurchased at a cost of $6.1 million in fiscal 2007, and 150,200 shares repurchased at a cost of $2.2 million in fiscal 2006. No purchases were made during the fourth quarter of fiscal 2007.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for the five fiscal years ended February 28, 2007. The graph and table assume that $100 was invested on February 28, 2002 (the last day of trading for the fiscal year ended February 28, 2002) in each of our common stock, the NASDAQ Composite Index and the Philadelphia Semiconductor Index, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Standard Microsystems Corporation, The NASDAQ Composite Index
And The Philadelphia Semiconductor Index

*	$100 invested on 2/28/02 in stock or index-including reinvestment of dividends. Fiscal year ending February 28 or 29.

	2002	2003	2004	2005	2006	2007
Standard Microsystems Corporation	100.00	88.07	181.51	105.60	195.90	172.11
NASDAQ Composite	100.00	75.58	115.32	118.23	132.28	141.66
Philadelphia Semiconductor	100.00	56.57	97.02	83.59	89.71	86.03

Item 6. — Selected Financial Data

Standard Microsystems Corporation and Subsidiaries
SELECTED FINANCIAL DATA

As of February 28 or 29, and for the Fiscal Years Then Ended	2007	2006	2005	2004	2003
		(In thousands, except per share data)

Operating Results
Product sales	$359,010	$308,345	$197,803	$191,969	$154,244
Intellectual property revenues	11,584	10,773	11,012	23,904	1,273

Total sales and revenues	370,594	319,118	208,815	215,873	155,517

Costs of good sold	193,497	172,309	114,066	106,236	86,093
Research and development	66,585	58,274	42,988	38,793	31,166
Selling, general and administrative	73,500	68,508	48,759	42,168	36,268
Amortization of intangible assets	6,364	5,802	1,113	1,311	1,167
In-process research and development	—	895	—	—	—
Gains on real estate transactions	—	—	(1,017)	(1,444)	—
Settlement charge	—	—	6,000	—	—
Restructuring costs	—	—	—	—	(247)
Operating income (loss)	30,648	13,330	(3,094)	28,809	1,070
Other income (expense), net	4,629	3,212	2,429	985	(14,446)
Income (loss) from continuing operations	27,015	12,030	1,602	21,542	(6,971)
Net loss from discontinued operations	—	—	—	(24)	(500)
Net income (loss)	27,015	12,030	1,602	21,518	(7,471)
Gain on redemption of preferred stock of subsidiary	—	—	—	6,685	—
Net income (loss) applicable to common shareholders	$27,015	$12,030	$1,602	$28,203	$(7,471)

Diluted net income (loss) per share
Income (loss) from continuing operations	$1.16	$0.55	$0.08	$1.17	$(0.42)
Net income (loss)	$1.16	$0.55	$0.08	$1.16	$(0.45)
Net income (loss) applicable to common shareholders	$1.16	$0.55	$0.08	$1.53	$(0.45)
Diluted weighted average common shares outstanding	23,259	21,998	19,318	18,479	16,538
Balance Sheet and Other Data
Cash and liquid investments	$160,023	$155,033	$172,645	$173,897	$112,897
Working capital	$212,226	$172,710	$214,655	$191,199	$145,639
Capital expenditures	$26,995	$23,750	$8,432	$10,380	$5,695
Depreciation and amortization	$19,316	$16,654	$11,534	$9,984	$9,809
Total assets	$486,287	$448,210	$319,259	$310,025	$252,607
Long-term obligations	$16,850	$17,330	$12,326	$12,104	$12,037
Shareholders’ equity	$391,942	$333,969	$269,849	$262,102	$204,012
Book value per common share	$17.14	$15.18	$14.44	$14.27	$12.17

This selected financial data should be read in conjunction with the financial statements as set forth in Part IV Item 15(a) — Financial Statements and Part II. Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The operating results presented above reflect:

•	The receipts of $11.3 million, $10.3 million, $10.0 million and $22.5 million of special intellectual property payments in fiscal 2007, 2006, 2005 and 2004, respectively, as more fully described in Part IV Item 15(a) — Financial Statements — Note 9.

•	Sales of real estate in fiscal 2005 and 2004, as more fully described in Part IV Item 15(a) — Financial Statements — Note 10.

•	A litigation settlement charge of $6.0 million in fiscal 2005, as more fully described in Part IV Item 15(a) — Financial Statements — Note 14.

•	The write-off of inventory held by one of the Company’s distributors during fiscal 2005, as more fully described in Part IV Item 15(a) — Financial Statements — Note 2.

•	The Company’s acquisition of OASIS SiliconSystems Holding AG in fiscal 2006, as more fully described in Part IV Item 15(a) — Financial Statements — Note 4.

•	The Company’s acquisition of Gain Technology Corporation in fiscal 2003, as more fully described in Part IV Item 15(a) — Financial Statements — Note 5.

•	$16.3 million of investment impairment charges recorded in fiscal 2003, for investments in Chartered Semiconductor and SMC Networks Inc.

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

The Company’s integrated circuits and systems provide a wide variety of signal processing attributes that are incorporated by its globally diverse customers into a wide variety of end products in the Consumer Electronics & Infotainment, the Mobile & Desktop PC, and Industrial & Other markets. These semiconductor products generally provide connectivity, networking, or input/output control solutions for a variety of high-speed communication, computer and related peripheral, consumer electronic device, industrial control system, or auto infotainment applications. The market for these solutions is increasingly diverse, and the Company’s various technologies are increasingly used in various combinations and in alternative applications.

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

Stock-Based Compensation

The Company has several stock-based compensation plans in effect under which incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”) and stock appreciation rights (“SARs”) are granted to employees and directors. Stock options and SARs are granted with exercise prices equal to the fair value of the underlying shares on the date of grant. New shares are issued in settling stock option exercises and restricted stock awards.

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

The Company elected the modified prospective transition method as permitted by SFAS 123R. Accordingly, prior periods have not been revised to reflect the impact of SFAS 123R. Under this transition method, compensation cost recognized for fiscal year 2007 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, February 28, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and previously presented in the pro forma footnote disclosures); and (ii) compensation cost for all stock-based payments granted or modified subsequent to February 28, 2006 (based on fair values estimated in accordance with the new provisions of SFAS No. 123R).

In connection with the implementation of SFAS No. 123R, the Company elected the long form method in determining our additional paid-in capital pool of windfall benefits and the graded vesting method to amortize compensation expense over the service period. The estimated value of the Company’s stock-based awards (including stock options, restricted stock awards and stock appreciation rights), less expected forfeitures, is amortized over the awards’ respective requisite service period, which is generally the vesting period, on a straight-line basis. As a result of adopting SFAS No. 123R, income from operations and income before income taxes for the twelve month period ended February 28, 2007 decreased by $5.7 million from what would have been reported on the prior accounting basis. Net income for the twelve month period ended February 28, 2007 decreased by approximately $3.7 million. Basic and diluted earnings per share decreased by $0.17 and $0.16, respectively. The implementation of SFAS No. 123R increased cash flows from financing activities by $0.5 million during fiscal 2007.

Share-based compensation recognized in fiscal 2007 as a result of the adoption of SFAS No. 123(R), as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R), use the Black-Scholes option pricing model for estimating the fair value of options and SARs granted. The Black-Scholes model requires certain assumptions, judgements and estimates by the Company to determine fair value, including expected stock price volatility, risk-free interest rate and expected life. The Company based the expected volatility on historical volatility. Additionally, the Company based the expected life of options, RSAs and SARs granted on an actuarial model. Share-based compensation related to RSAs is calculated based on the market price of the Company’s common stock on the date of grant. There were no dividends expected to be paid on the Company’s common stock over the expected lives estimated.

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

Goodwill is tested for impairment in value annually, as well as when an event or circumstance occurs indicating a possible impairment in value. The Company completed its most recent annual goodwill impairment review during the fourth quarter of fiscal 2007, during which no impairment in value was identified. Unless an indicator of impairment is identified earlier, the next goodwill impairment review will be performed in the fourth quarter of fiscal 2008.

Marketable and non-marketable long-term equity investments are also monitored for indications of impairment in value. The Company records an impairment charge against these investments when the investment is judged to have experienced a decline in value that is other than temporary. Judgments regarding the value of non-marketable equity investments are subjective and dependent upon management’s assessment of the performance of the investee and its prospects for future success. As of February 28, 2007, the Company had no significant long-term equity investments.

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

The Company regularly evaluates the realizability of its deferred tax assets by assessing its forecasts of future taxable income and reviewing available tax planning strategies that could be implemented to realize the deferred tax assets. At February 28, 2007, the Company had $26.4 million of deferred tax assets (considered fully realizable) and $10.1 million of deferred tax liabilities. Factors that may affect the Company’s ability to achieve sufficient future taxable income for purposes of realizing its deferred tax assets include declines in sales and revenues or gross profit, increased competition and loss of market share, delays in product availability, and technological obsolescence.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (SMSC’s fiscal year ending February 28, 2009). The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its financial position, results of operations and cash flows.

In June 2006, FASB issued FASB Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective for fiscal years beginning after December 15, 2006 (SMSC’s fiscal year ending February 28, 2008). The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is still evaluating the impact, if any, of adopting the provisions of FIN 48 on its consolidated financial position and results of operations during fiscal 2008.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 (SMSC’s fiscal year ending February 28, 2007). Applying the provisions of SAB No. 108 had no material impact on our consolidated financial position and results of operations during our fiscal year ended February 28, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (SMSC’s fiscal year ending February 28, 2009). We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS 158, the Company is required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures commencing as of February 28, 2007. On February 28, 2007, the Company adopted the recognition and disclosure provisions of SFAS 158, the effect of which is disclosed in Part IV Item 15(a) — Financial Statements — Note 12.

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

The initial cost of the acquisition at March 30, 2005 was approximately $118.6 million, including approximately $79.5 million of cash, 2.1 million shares of SMSC common stock, valued at $35.8 million, and an estimated $3.3 million of direct acquisition costs, including legal, banking, accounting and valuation fees. Included with the net assets acquired from OASIS were approximately $22.4 million of cash and cash equivalents; therefore SMSC’s initial net cash outlay for the transaction, including transaction costs, was approximately $60.4 million.

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

RESULTS OF OPERATIONS

Fiscal Year Ended February 28, 2007 Compared to Fiscal Year Ended February 28, 2006

Sales and Revenues

SMSC’s sales and revenues are comprised of sales of products across three strategically targeted “vertical” end-markets, as well as intellectual property revenues (consisting of royalties and similar contractual payments), as presented in the following table for fiscal 2007 and 2006 (dollars in millions):

	Fiscal 2007		Fiscal 2006
	Amount	Percent	Amount	Percent

Consumer Electronics & Infotainment	$143.7	40%	$106.7	35%
Mobile & Desktop PC	157.3	44%	155.7	51%
Industrial & Other	58.0	16%	45.9	15%

Total Product Sales	359.0	100%	308.3	100%
Intellectual Property Revenues	11.6		10.8

Total Sales and Revenues	$370.6		$319.1

The Company’s sales and revenues for fiscal 2007 were $370.6 million, consisting of $359.0 million of product sales and $11.6 million of intellectual property revenues, compared to fiscal 2006 sales and revenues of $319.1 million, consisting of $308.3 million of product sales and $10.8 million of intellectual property revenues. Product sales include $62.3 million and $52.8 million of sales from shipments of OASIS products subsequent to the March 30, 2005 acquisition date in fiscal 2007 and 2006, respectively.

Sales of Consumer Electronics & Infotainment products increased by approximately $37.0 million or 34.7%, as a result of the March 2005 acquisition of OASIS (fiscal 2006 included only eleven months of activity) and stronger sales of connectivity and networking products for consumer electronics applications. Expanded product offerings of connectivity and networking products in fiscal 2007 accounted for most of the organic sales growth in this vertical market.

Sales of Mobile & Desktop PC products increased by approximately $1.6 million or 1.0% in fiscal 2007, driven primarily by an increase in sales of Mobile PC products reflecting strong market demand in mobile computing applications, as well as increased sales of Analog Products and Technology (“APT”) products, as the Company broadened its APT product offerings in fiscal 2007.

Industrial & Other sales primarily represent sales from products used within industrial information networking and server applications in various business, service, factory, transportation and telecommunications environments. Sales of Industrial and Other products increased $12.1 million, or 26.4%, to $58.0 million, due to an increase in market demand for SMSC’s embedded networking technology. The Company expects that overall industrial market adoption rates of embedded technology and market penetration due to enhanced product offerings will increase in the future.

Intellectual property revenues include $11.3 million and $10.3 million in fiscal 2007 and 2006, respectively, received from Intel Corporation pursuant to the terms of a September 2003 business agreement. Intellectual property revenues for fiscal 2007 include payments under this agreement of $2.8 million in the first, second and third quarters and $3.0 million in the fourth quarter. Fiscal 2006 results include the payments of $2.5 million in the first, second and third quarters and $2.8 million in the fourth quarter.

Sales and revenues by geographic region for fiscal years 2007 and 2006 were as follows:

	Fiscal
	2007	2006
	(In millions)

Taiwan	$132,972	$149,153
Japan	70,720	54,293
China	52,136	14,423
Germany	46,717	35,124
United States	34,937	37,390
Other	33,112	28,735

	$370,594	$319,118

Product sales to electronic component distributors were reflected in the table above based on the geographic location of their respective operations; the geographic locations of the end customers may differ.

Intellectual property revenues received from Intel are included within the United States.

The Company expects international shipments to Asia to continue to represent a significant portion of its sales and revenues for the foreseeable future. A significant portion of the world’s high technology manufacturing and assembly activity occurs in Asia, where many of the Company’s significant customers conduct business. In addition, many of the Company’s customers are establishing new lower cost operations in China, and a growing amount of the Company’s shipments are now being made to that country.

Costs of Goods Sold

Costs of goods sold include: the purchase cost of finished silicon wafers manufactured by independent foundries (including mask and tooling costs); costs of assembly, packaging and mechanical and electrical testing; manufacturing overhead; quality assurance and other support overhead (including costs of personnel and equipment associated with manufacturing support); royalties paid to developers of intellectual property incorporated into the Company’s products; and adjustments for excess, slow-moving or obsolete inventories.

Costs of goods sold for fiscal 2007 were $193.5 million, or 52.2% of sales and revenues, compared to $172.3 million, or 54.0% of sales and revenues, in fiscal 2006. Excluding intellectual property revenues, costs of goods sold were 53.9% of product sales in fiscal 2007, as compared to 55.9% in fiscal 2006.

The decline in costs of goods sold on a percentage basis in the current-year period compared to the prior-year results is primarily a result of a changed sales mix in favor of Consumer Electronics and Industrial applications. In addition, in the prior year, costs of sales included a $1.7 million charge associated with sales of inventory that was acquired from OASIS and valued in the acquisition above its historical cost. Expenses of $0.5 million relating to SARs, RSAs and stock options pursuant to SFAS 123R are included in the current year, compared to $0.9 million in charges related to SARs and RSAs in the prior year. Costs of goods sold include approximately $0.4 million in fiscal 2007 relating to prior periods for certain United States Customs related charges.

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

R&D expenses were $66.6 million and $58.3 million in fiscal 2007 and fiscal 2006, respectively, or approximately 18.0% of sales and revenues in both periods. Expenses rose $8.3 million, primarily due to increased investment in new product development, commensurate with the increase in overall product sales. Expenses of $3.9 million relating to SARs, RSAs and stock options pursuant to SFAS 123R are included in the current year, compared to $3.8 million in charges related to SARs and RSAs in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $73.5 million, or approximately 19.8% of sales and revenues, for fiscal 2007, compared to $68.5 million, or approximately 21% of sales and revenues, for fiscal 2006. SG&A expenses increased $5.0 million, primarily due to increased headcount and other infrastructure costs, in support of business growth. Net charges of $4.3 million relating to SARs, RSAs and stock options pursuant to SFAS 123R are included in the current year, compared to $9.8 million in charges related to SARs and RSAs in the prior year. SG&A expenses include approximately $0.5 million in fiscal 2007 relating to prior periods for certain employee benefits related charges. In fiscal 2006, SG&A expenses include approximately $0.2 million of expenses relating to prior periods for certain office lease expenses.

Amortization of Intangible Assets

Amortization expense was $6.4 million and $5.8 million in fiscal 2007 and 2006, respectively, and represents the amortization of finite-lived intangible assets associated with the Company’s March 2005 acquisition of OASIS and June 2002 acquisition of Gain.

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

Interest and Other Income (Expense)

The increase in interest income, from $3.3 million in fiscal 2006 to $4.7 million in fiscal 2007, primarily reflects the impact of higher average interest rates during fiscal 2007. Interest expense increased $0.2 million in fiscal 2007 as the company took advantage of supplier financing for advanced design tool acquisitions. Other income in fiscal 2007 included $0.2 million in gains on the sale of certain fixed assets.

Provision for Income Taxes

The Company’s effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses, and the impact of tax-exempt income and various income tax credits.

The provision for income taxes for fiscal 2007 was $8.3 million, or an effective income tax rate of 23.4% against $35.3 million of income before income taxes. This provision included the impact of $2.3 million from income tax credits, $1.5 million from tax exempt income and a $0.7 million provision for differences between foreign and U.S. income tax rates.

The income tax credits relate to qualified research and development expenditures in the U.S., and were not recognized until the fourth quarter of fiscal 2007. Legislation was passed in late December 2006 extending the availability of these credits retroactively to January 1, 2006. The Company had claimed these credits in prior fiscal periods, but did not recognize any associated benefits in its tax provision for the first three quarters in fiscal 2007, pending the passage of this legislation.

The provision for income taxes for fiscal 2006 was $4.5 million, or an effective income tax rate of 27.3% against $16.5 million of income before income taxes. This provision included the impact of $1.7 million from income tax credits, $0.9 million from tax exempt income and a $1.0 million provision for differences between foreign and U.S. income tax rates.

The provisions for, or benefits from, income taxes from continuing operations have not been reduced for approximately $0.5 million and $5.7 million of tax benefits in fiscal 2007 and 2006, respectively, derived from activity in stock-based compensation plans. These tax benefits have been credited to additional paid-in capital.

Fiscal Year Ended February 28, 2006 Compared to Fiscal Year Ended February 28, 2005

Sales and Revenues

SMSC’s sales and revenues are comprised of sales of products across three strategically targeted “vertical” end-markets, as well as intellectual property revenues (consisting of royalties and similar contractual payments), as presented in the following table for fiscal 2006 and 2005 (dollars in millions):

	Fiscal 2006		Fiscal 2005
	Amount	Percent	Amount	Percent

Consumer Electronics & Infotainment	$106.7	35%	$35.8	18%
Mobile & Desktop PC	155.7	51%	114.4	58%
Industrial & Other	45.9	15%	47.6	24%

Total Product Sales	308.3	100%	197.8	100%
Intellectual Property Revenues	10.8		11.0

Total Sales and Revenues	$319.1		$208.8

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

Sales of Consumer Electronics & Infotainment products increased by approximately $70.9 million or 198.0%, primarily as a result of the March 2005 acquisition of OASIS (approximately $52.8 million of the noted increase), as well as stronger sales of connectivity and networking products for consumer electronics applications. Expanded product offerings of connectivity and networking products in fiscal 2006 accounted for most of the organic sales growth in this end-market this fiscal year.

Sales of Mobile & Desktop PC products increased by approximately $41.3 million or 36.1% in fiscal 2006, driven primarily by an increase in sales of Mobile PC products reflecting strong market demand in mobile computing applications, as well as increased sales of Environmental Monitoring and Control (“EMC”) products, as the Company broadened its EMC product offerings in fiscal 2006. Sales of Mobile PC products in fiscal 2006 also included $1.1 million of sales associated with a prior accounts receivable collectability issue, as more fully described below. SMSC’s sales of Desktop PC products were up modestly in fiscal 2006, despite softer market demand for desktop PCs.

Sales from Mobile PC product shipments were adversely impacted in fiscal 2005 by an accounts receivable collectability issue with one of the Company’s Taiwan-based component distributors. In the third quarter of fiscal 2005, the Company determined that this long-time customer, whose credit and payment history with the Company had consistently been satisfactory, was experiencing financial distress and a lack of liquidity. As collectability was not reasonably assured, the Company deferred recognition of approximately $5.4 million of product sales and corresponding trade receivables for shipments made to this distributor during the second half of fiscal 2005. The related inventory for these product sales, at a cost of approximately $2.7 million, had already been shipped to and resold by the distributor prior to identification of the collectability issue and was fully charged to costs of goods sold in fiscal 2005. As the financial condition of this customer is still uncertain, the Company has ceased conducting business with this distributor. Future recovery of the remaining unpaid obligation to SMSC is as yet uncertain. The Company successfully arranged alternate channels for delivery of these products to its end customers, and no disruption occurred in the supply of the Company’s products.

Industrial & Other sales primarily represent sales from products used within industrial information networking and server applications in various business, service, factory, transportation and telecommunications environments. Sales of Industrial and Other products declined $1.7 million, or 3.6%, to $45.9 million, as a decrease in market demand for SMSC’s embedded computing designs was experienced and only partially offset by increased demand for embedded networking technology. The Company expects that overall industrial market adoption rates of embedded technology and market penetration due to enhanced product offerings will increase in the future.

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

Sales and revenues by geographic region for fiscal years 2006 and 2005 were as follows:

	Fiscal
	2006	2005
	(In millions)

Taiwan	$149.1	$94.6
Japan	54.3	42.1
China	14.4	13.8
Germany	35.1	4.5
United States	37.4	37.4
Other	28.7	16.4

	$319.1	$208.8

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

The decrease in costs of goods sold as a percentage of revenues in fiscal 2006, compared to fiscal 2005, resulted from a combination of (i) the lower costs of goods sold as a percentage of sales associated with OASIS products and (ii) $1.1 million of revenue recognized during fiscal year 2006 without any associated costs of goods sold, in connection with the previously discussed prior accounts receivable collectability issue (see “Sales and Revenues” discussion above). Partially offsetting these favorable factors were (i) declines in average selling prices on certain desktop I/O product margins, as declines in average selling prices outpaced reductions in unit costs, and (ii) $0.8 million of higher provisions for compensation expense related to stock appreciation rights (“SARs”).

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

The Company recorded an income tax of $2.3 million for fiscal 2005, which reflected the impact of $1.1 million of income tax credits, and $0.6 million and $0.7 million of tax benefits associated with export sales and tax-exempt income, respectively.

The provisions for, or benefits from, income taxes from continuing operations have not been reduced for approximately $5.7 million and $0.9 million of tax benefits in fiscal 2006 and 2005, respectively, derived from activity in stock-based compensation plans. These tax benefits have been credited to additional paid-in capital.

LIQUIDITY & CAPITAL RESOURCES

The Company currently finances its operations through a combination of existing working capital resources and cash generated by operations. The Company had no bank debt during fiscal 2007, 2006 or 2005.

The Company’s cash, cash equivalents and liquid investments (including investments in marketable securities with maturities in excess of one year, if any) were $160.0 million at February 28, 2007, compared to $155.0 million at February 28, 2006.

Operating activities generated $37.0 million of cash during fiscal 2007, compared to $53.4 million of cash generated in fiscal 2006. Comparative operating cash flows reflect an increase in inventories in support of revenue growth, as well as a decrease in net accounts payable and accrued liabilities.

Investing activities consumed $52.0 million of cash during fiscal 2007, reflecting a $12.7 million increase of short-term and long-term investments, the $12.6 million settlement of the cash portion of the OASIS acquisition contingent consideration, and $27.0 million in capital expenditures. Capital expenditures were significantly higher than the prior two years, primarily due to expenditures for test and other related production equipment, as well as the completion of the Hauppauge, New York headquarters building expansion, which began during the fourth quarter of fiscal 2005. Investing activities consumed $138.5 million of cash during fiscal 2006, reflecting a $54.5 million increase of short-term and long-term investments, the $60.1 million investment in the OASIS acquisition, and a $23.8 million investment in capital expenditures, including approximately $19.3 million for the expansion of the Company’s primary facility in Hauppauge, New York. Investing activities provided $96.5 million of cash during fiscal 2005.

Net cash provided by financing activities of $7.4 million during fiscal 2007 included $14.5 million of proceeds from exercises of stock options and $.5 million excess tax benefit from stock-based compensation, partially offset by $6.1 million of treasury stock purchases and $1.5 million of payments under supplier financing arrangements. Financing activities provided $14.0 million of cash during fiscal 2006, including $18.1 million of proceeds from exercises of stock options, partially offset by $2.2 million of treasury stock purchases and $2.0 million for payments under supplier financing arrangements. Financing activities generated $1.7 million of cash during fiscal 2005.

Working capital increased $39.5 million, or 22.9%, to $212.2 million in fiscal 2007. Accounts receivable increased slightly from $39.8 million at February 28, 2006 to $40.7 million at February 28, 2007. The increase in accounts receivable is significantly lower, proportionately, to the increase in sales for the period, reflecting improved collections and credit management efforts. The Company’s inventories increased to $50.9 million at February 28, 2007, compared to $41.9 million at February 28, 2006, in support of substantially higher levels of sales. Total current liabilities decreased from $87.1 million at February 28, 2006 to $67.4 million at February 28, 2007, reflecting the settlement of a $17.8 million accrued liability for additional consideration payable in connection with the OASIS acquisition in fiscal 2006.

Capital expenditures for fiscal 2007 were $27.0 million, primarily for test and other related production equipment, as well as the completion of the Hauppauge, New York headquarters building expansion, which began during the fourth quarter of fiscal 2005. This project expanded the space configured for permanent occupancy in this facility from its current 80,000 square feet to approximately 200,000 square feet (the entirety of the facility), allowing consolidation of the Company’s Hauppauge operations into a single building. Capital expenditures were $23.8 million and $8.4 million for fiscal 2006 and 2005, respectively. Capital expenditures in fiscal 2006 included $19.3 million for the Hauppauge building expansion (consisting primarily of building improvements and related contractor costs), and fiscal 2005 expenditures were predominantly for production test equipment, advanced semiconductor design tools and investments in intellectual property.

In addition, the Company also made non-cash capital investments of $6.9 million in fiscal 2007 for advanced design tools acquired under supplier financing arrangements. The Company acquired $0.2 million and $0.9 million of advanced design tools during fiscal 2006 and 2005, respectively, under similar agreements, for which the vendors also provided extended payment terms. Payments under these agreements are reported within cash flows from financing activities on the consolidated statements of cash flows.

During fiscal 2007 the Company made cash payments for Federal and State income taxes of $5.4 million. During fiscal 2006 the Company made cash payments for Federal and State income taxes of $2.9 million. For federal income tax purposes, the Company had approximately $5.8 million federal net operating loss carryforwards as of the fiscal year end 2006 which were fully utilized in fiscal year 2007.

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. In July 2000, the authorization was expanded from one million shares to two million shares and in July 2002 the authorization was expanded from two million shares to three million shares. As of February 28, 2007, the Company had repurchased approximately 2.2 million shares of common stock at a cost of $32.0 million under this program, including 253,300 shares repurchased at a cost of $6.1 million in fiscal 2007. During fiscal 2006, 150,200 shares were repurchased under this program at a cost of $2.2 million. During fiscal 2005, 21,800 shares were repurchased under this program at a cost of $0.3 million.

The Company’s contractual payment obligations and purchase commitments as of February 28, 2007 were as follows:

	Payment Obligations by Period
			Between	Between
	Total	Within 1 year	1 and 3 Years	3 and 5 Years	Thereafter
			(In thousands)

Operating leases	$10,593	$3,560	$4,348	$1,614	$1,071
Other obligations	14,711	3,165	5,536	1,700	4,310
Inventory and other purchase commitments	8,578	8,578	—	—	—

Total	$33,882	$15,303	$9,884	$3,314	$5,381

Other obligations include accrued officers and directors retirement obligations and supplier financed software obligations. Inventory and other purchase obligations include purchase commitments for processed silicon wafers and assembly and test services. The Company depends entirely upon subcontractors to manufacture its silicon wafers and provide assembly services, as well as for certain of its test services. Due to the length of subcontractor lead times, the Company orders these materials and services well in advance, and generally expects to receive and pay for these materials and services within the next six months.

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

The Company expects that its cash, cash equivalents, liquid investments, cash flows from operations and its borrowing capacity will be sufficient to finance the Company’s operating and capital requirements through the end of fiscal 2008 and the foreseeable future.

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

As of February 28, 2007, the Company’s $123.8 million of short-term investments consisted primarily of investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. If market interest rates were to increase immediately and uniformly by 10% from levels at February 28, 2007, the Company estimates that the fair values of these short-term investments would decline by an immaterial amount. The Company would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

Equity Price Risk — The Company is not exposed to any equity price risks at February 28, 2007.

Foreign Currency Risk — The Company has international sales and expenditures and is, therefore, subject to certain foreign currency rate exposures. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company’s product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars.

From time to time, the Company’s foreign operating subsidiaries, SMSC Japan and SMSC Europe, have entered into foreign currency contracts to minimize the exposure of their U.S dollar denominated transactions, assets and liabilities to currency exchange rate risk. Gains or losses on these contracts are intended to offset the gains or losses recorded for statutory purposes from the remeasurement of certain assets and liabilities from U.S. dollars into local currencies. No such contracts were executed during either fiscal 2007 or 2006, and there are no obligations under any such contracts as of February 28, 2007.

The Company has never received a cash dividend (repatriation of cash) from SMSC Japan.

Item 8. — Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are set forth in Part IV Item 15(a)  — Financial Statements, of this Report.

Item 9. — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9.A. — Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2007. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Disclosure controls and procedures include controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Form 10-K, are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2007, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to SMSC and its consolidated subsidiaries is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of February 28, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its report entitled Internal Control-Integrated Framework. Based upon this assessment, management has concluded that, as of February 28, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In fiscal 2007, the Company completed the process of incorporating its controls and procedures into OASIS (acquired on March 30, 2005) and has included such in its assessment of the Company’s internal control over financial reporting as of February 28, 2007.

Item 9.B. — Other Information

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2007, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

The information concerning the Company’s code of ethics as required by Part III of this Report is incorporated herein by reference to the section entitled “Code of Business Conduct and Ethics” appearing in the 2007 Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MICROSYSTEMS CORPORATION
(Registrant)

By:	/s/ JOSEPH S. DURKO
Joseph S. Durko
Vice President, Corporate Controller and
Chief Accounting Officer (duly authorized officer)

Date: April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature and Title	Date

/s/ STEVEN J. BILODEAU Steven J. Bilodeau Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 30, 2007

/s/ DAVID S. SMITH David S. Smith Senior Vice President, Chief Financial Officer (Principal Financial Officer)	April 30, 2007

/s/ ANDREW M. CAGGIA Andrew M. Caggia Director	April 30, 2007

/s/ TIMOTHY P. CRAIG Timothy P. Craig Director	April 30, 2007

/s/ JAMES A. DONAHUE James A. Donahue Director	April 30, 2007

/s/ PETER F. DICKS Peter F. Dicks Director	April 30, 2007

/s/ IVAN T. FRISCH Ivan T. Frisch Director	April 30, 2007

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1.  Consolidated Financial Statements (See Item 8):

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of February 28, 2007 and February 28, 2006

Consolidated Statements of Operations for the three years ended February 28, 2007

Consolidated Statements of Shareholders’ Equity for the three years ended February 28, 2007

Consolidated Statements of Cash Flows for the three years ended February 28, 2007

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Standard Microsystems Corporation:

We have completed integrated audits of Standard Microsystems Corporation’s consolidated financial statements and of its internal control over financial reporting as of February 28, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Standard Microsystems Corporation and its subsidiaries at February 28, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2007 and the manner in which it accounts for defined benefit pension plans effective February 28, 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of February 28, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

New York, New York
April 30, 2007

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of February 28,	2007	2006
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$36,255	$43,932
Short-term investments	123,768	111,101
Accounts receivable, net of allowance for doubtful accounts of $438 and $536, at February 28, 2007 and 2006, respectively	40,662	39,802
Inventories	50,873	41,861
Deferred income taxes	19,312	17,457
Other current assets	8,751	5,651

Total current assets	279,621	259,804
Property, plant and equipment, net	58,020	38,140
Goodwill	98,259	94,606
Intangible assets, net	40,256	44,039
Deferred income taxes	7,094	8,307
Other assets	3,037	3,314

TOTAL ASSETS	$486,287	$448,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,617	$27,220
Deferred income on shipments to distributors	12,752	13,205
Accrued consideration payable pursuant to business acquisition agreement	—	17,750
Accrued expenses, income taxes and other liabilities	29,026	28,919

Total current liabilities	67,395	87,094

Deferred income taxes	10,100	9,817
Other liabilities	16,850	17,330
Commitments and contingencies Shareholders’ equity:
Preferred stock, $0.10 par value, authorized 1,000 shares, none issued	—	—
Common stock, $0.10 par value, authorized 85,000 shares, issued 25,113 and 23,999 shares, and outstanding 22,868 and 22,007 shares, as of February 28, 2007 and 2006, respectively	2,511	2,400
Additional paid-in capital	276,701	250,792
Retained earnings	139,657	112,642
Treasury stock, 2,245 and 1,992 shares, as of February 28, 2007 and 2006, respectively, at cost	(32,038)	(25,961)
Deferred stock-based compensation	—	(3,953)
Accumulated other comprehensive (loss) income	5,111	(1,951)

Total shareholders’ equity	391,942	333,969

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$486,287	$448,210

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Years Ended February 28,	2007	2006	2005
	(In thousands, except per share data)

Product sales	$359,010	$308,345	$197,803
Intellectual property revenues	11,584	10,773	11,012

	370,594	319,118	208,815
Operating expenses (income):
Costs of goods sold (exclusive of amortization shown below)	193,497	172,309	114,066
Research and development	66,585	58,274	42,988
Selling, general and administrative	73,500	68,508	48,759
Amortization of intangible assets	6,364	5,802	1,113
In-process research and development	—	895	—
Gains on real estate transactions	—	—	(1,017)
Settlement charge	—	—	6,000

Income (loss) from operations	30,648	13,330	(3,094)
Interest income	4,695	3,288	2,532
Interest expense	(306)	(56)	(134)
Other income (expense)	240	(20)	31

Income (loss) before income taxes	35,277	16,542	(665)
Provision for (benefit from) income taxes	8,262	4,512	(2,267)

Net income	$27,015	$12,030	$1,602

Basic net income per share:	$1.22	$0.58	$0.09
Diluted net income per share:	$1.16	$0.55	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Deferred	Accumulated
			Additional				Stock-	Other
	Common Stock		Paid-In	Retained	Treasury Stock		Based	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	(Loss) Income	Total
	(In thousands)

Balance at February 29, 2004	20,191	2,019	181,830	99,010	(1,820)	(23,454)	(1,962)	4,659	262,102

Comprehensive income:
Net income	—	—	—	1,602	—	—	—	—	1,602
Other comprehensive income
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	—	(47)	(47)
Foreign currency translation adjustment	—	—	—	—	—	—	—	442	442

Total other comprehensive income									395

Total comprehensive income									1,997
Stock options exercised	310	31	4,187	—	—	—	—	—	4,218
Tax benefit from employee stock plans	—	—	872	—	—	—	—	—	872
Stock-based compensation	32	3	965	—	—	—	(916)	—	52
Amortization of deferred stock-based compensation	—	—	—	—	—	—	953	—	953
Purchases of treasury stock	—	—	—	—	(22)	(345)	—	—	(345)

Balance at February 28, 2005	20,533	$2,053	$187,854	$100,612	(1,842)	$(23,799)	$(1,925)	$5,054	$269,849

Comprehensive income:
Net income	—	—	—	12,030	—	—	—	—	12,030
Other comprehensive loss
Change in unrealized gain on investments	—	—	—	—	—	—	—	40	40
Foreign currency translation adjustment	—	—	—	—	—	—	—	(7,045)	(7,045)

Total other comprehensive loss									(7,005)

Total comprehensive income									5,025
Issuance of common stock for business acquisition	2,072	207	35,575	—	—	—	—	—	35,782
Stock options exercised	1,219	122	17,982	—	—	—	—	—	18,104
Tax benefit from employee stock plans	—	—	5,693	—	—	—	—	—	5,693
Stock-based compensation	175	18	3,688	—	—	—	(3,620)	—	86
Amortization of deferred stock-based compensation	—	—	—	—	—	—	1,592	—	1,592
Purchases of treasury stock	—	—	—	—	(150)	(2,162)	—	—	(2,162)

Balance at February 28, 2006	23,999	$2,400	$250,792	$112,642	(1,992)	$(25,961)	$(3,953)	$(1,951)	$333,969

Impact of initially applying SFAS No. 123(R)	—	—	(3,953)	—	—	—	3,953	—	—
Comprehensive income:
Net income	—	—	—	27,015	—	—	—	—	27,015
Other comprehensive income
Change in unrealized loss on investments	—	—	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	—	—	—	7,568	7,568

Total other comprehensive income									7,566

Total comprehensive income									34,581
Adjustment for initially applying SFAS No. 158, net of tax	—	—	—	—	—	—	—	(504)	(504)
Issuance of common stock for business acquisition	162	16	3,996	—	—	—	—	—	4,012
Stock options exercised	883	88	14,376	—	—	—	—	—	14,464
Tax benefit from employee stock plans	—	—	527	—	—	—	—	—	527
Stock-based compensation	69	7	10,963	—	—	—	—	—	10,970
Purchases of treasury stock	—	—	—	—	(253)	(6,077)	—	—	(6,077)

Balance at February 28, 2007	25,113	$2,511	$276,701	$139,657	(2,245)	$(32,038)	$—	$5,111	$391,942

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended February 28,	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$27,015	$12,030	$1,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,316	16,654	11,534
Tax benefits from employee stock plans	—	5,693	872
Excess tax benefits from stock-based compensation	(527)	—	—
In-process research and development charge	—	895	—
Stock-based compensation	5,530	13,079	1,130
Deferred income taxes	1,399	323	87
Gains on sales of investments and property	—	—	(1,017)
Non-cash asset impairments and write-offs	—	—	2,734
Other adjustments, net	—	(157)	(35)
Changes in operating assets and liabilities, net of business acquisition impact:
Accounts receivable	(217)	(11,396)	(7,023)
Inventories	(8,520)	3,295	(10,056)
Accounts payable, accrued expenses and other liabilities	(4,629)	10,669	2,734
Deferred income	(452)	5,423	(35)
Income taxes receivable and payable	167	(4,439)	3,415
Other changes, net	(2,117)	1,363	(3,476)

Net cash provided by operating activities	36,965	53,432	3,536

Cash flows from investing activities:
Capital expenditures	(26,995)	(23,750)	(8,432)
Acquisition of OASIS SiliconSystems Holding AG, net of cash acquired	(12,555)	(60,084)	—
Purchases of short-term and long-term investments	(592,107)	(581,659)	(434,355)
Sales and maturities of short-term and long-term investments	579,440	527,119	537,617
Sales of property, plant and equipment	265	22	1,670
Other	—	(154)	22

Net cash (used for ) provided by investing activities	(51,952)	(138,506)	96,522

Cash flows from financing activities:
Excess tax benefits from stock-based compensation	527	—	—
Proceeds from issuance of common stock	14,464	18,104	4,218
Purchases of treasury stock	(6,077)	(2,162)	(345)
Repayments of obligations under capital leases and notes payable	(1,522)	(1,955)	(2,144)

Net cash provided by financing activities	7,392	13,987	1,729

Effect of foreign exchange rate changes on cash and cash equivalents	(82)	(1,107)	289

Net (decrease) increase in cash and cash equivalents	(7,677)	(72,194)	102,076
Cash and cash equivalents at beginning of year	43,932	116,126	14,050

Cash and cash equivalents at end of year	$36,255	$43,932	$116,126

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

Reclassifications

Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the fiscal 2007 presentation.

The Company has opted to present its Condensed Consolidated Statements of Cash Flows using the indirect method, beginning with the fiscal quarter ended May 31, 2006. The Condensed Consolidated Statements of Cash Flows for the fiscal years ended February 28, 2006 and 2005 have been conformed to this presentation.

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

Revenue Recognition

The Company recognizes revenue from product sales to OEMs and end-users at the time of shipment, net of appropriate reserves for product returns and allowances. The Company’s terms of shipment are customarily FOB shipping point. Shipping and handling costs are included within costs of goods sold.

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

Revenue recognition for special intellectual property payments received in fiscal 2007, 2006 and 2005 is discussed in Note 9. The Company recognizes its other intellectual property revenues upon notification of sales of the licensed technology by its licensees. The terms of the Company’s licensing agreements generally require licensees to give notification to the Company and to pay royalties no later than 60 days after the end of the quarter in which the sales take place.

Warranty Costs

The Company generally warrants its products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time, typically twelve to twenty four months. The majority of the Company’s product warranty claims are settled through the return of the defective product and shipment of replacement product. Warranty returns are included within the Company’s allowance for returns, which is based on historical return rates. Actual future returns could differ from the allowance established. In addition, the Company accrues a liability for specific warranty costs expected to be settled other than through product return and replacement, if a loss is probable and can be reasonably estimated. Product warranty expenses during fiscal 2007, 2006 and 2005 were not material.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash in banks and highly liquid instruments purchased with original maturities of three months or less.

Investments

Short-term investments consist of investments in obligations with maturities of between three and twelve months, at acquisition, and investments in auction rate securities. All of these investments are classified as available-for-sale. The costs of these short-term investments approximate their market values as of February 28, 2007 and 2006.

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

The Company classifies all marketable debt and equity securities with remaining maturities of greater than one year, excluding auction rate securities, as long-term investments. The Company held no long-term investments at February 28, 2007 or 2006.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s accounts receivable result from trade credit extended on shipments to original equipment manufacturers, original design manufacturers and electronic component distributors. The Company can have individually significant accounts receivable balances from its larger customers. At February 28, 2007, there was one customer that individually accounted for more than 10% of accounts receivable, with a balance of $7.1 million. At February 28, 2006, three customers each individually accounted for more than 10% of accounts receivable, with a balance of $7.1 million. At February 28, 2006, three customers each individually accounted for more than 10% of accounts receivable, with balances of $6.3 million, $4.9 million and $4.3 million, respectively. The Company manages its concentration of credit risk on accounts receivable by performing ongoing credit evaluations of its customers’ financial condition and limiting the extension of credit when deemed necessary. In addition, although the Company generally does not request collateral in advance of shipment, prepayments or standby letters of credit may be required in certain circumstances. The Company maintains an allowance for potential credit losses, taking into consideration the overall quality and aging of the accounts receivable portfolio and specifically identified customer risks.

Sales were adversely impacted in fiscal 2005 by an accounts receivable collectability issue with one of its Taiwan-based component distributors. In the third quarter of fiscal 2005, the Company determined that this long-time customer, whose credit and payment history with the Company had consistently been satisfactory, was experiencing financial distress and a lack of liquidity. As collectability was not reasonably assured, the Company deferred recognition of approximately $5.4 million of product sales and corresponding trade receivables for shipments made to this distributor during the second half of fiscal 2005. The related inventory for these product sales, at a cost of approximately $2.7 million, had already been shipped to and resold by the distributor prior to identification of the collectability issue and was fully charged to costs of goods sold in fiscal 2005. As the financial condition of this customer is still uncertain, the Company has ceased conducting business with this distributor. Future recovery of the remaining unpaid obligation to SMSC is as yet uncertain. The Company successfully arranged alternate channels for delivery of these products to its end customers, and no disruption occurred in the supply of the Company’s products.

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

Depreciation expense related to property, plant and equipment was $13.0 million, $10.9 million and $10.4 million, for the fiscal years ended February 28, 2007, 2006 and 2005, respectively.

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

Advertising Expense

Advertising costs are expensed in the period incurred and are not material to the results of operations in any of the periods presented.

Stock-Based Compensation

The Company has several stock-based compensation plans in effect under which incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”) and stock appreciation rights (“SARs”) are granted to employees and directors. Stock options and SARs are granted with exercise prices equal to the fair value of the underlying shares on the date of grant. New shares are issued in settling stock option exercises and restricted stock awards.

Effective March 1, 2006 the Company adopted FASB SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations and amends SFAS No. 95, Statement of Cash Flows.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company elected the modified prospective transition method as permitted by SFAS 123R. Accordingly, prior periods have not been revised to reflect the impact of SFAS 123R. Under this transition method, compensation cost recognized for fiscal year 2007 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, February 28, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and previously presented in the pro forma footnote disclosures); and (ii) compensation cost for all stock-based payments granted or modified subsequent to February 28, 2006 (based on fair values estimated in accordance with the new provisions of SFAS No. 123R).

In connection with the implementation of SFAS 123R, the Company elected the long form method in determining our additional paid-in capital pool of windfall benefits and the graded vesting method to amortize compensation expense over the service period. The estimated value of the Company’s stock-based awards (including stock options, restricted stock awards and stock appreciation rights), less expected forfeitures, is amortized over the awards’ respective requisite service period, which is generally the vesting period, ratably or on a straight-line basis. As a result of adopting SFAS 123R, income from operations and income before income taxes for the twelve month period ended February 28, 2007 decreased by $5.7 million over what would have been reported on the prior accounting basis. Net income for the twelve month period ended February 28, 2007 decreased by approximately $3.7 million. Basic and diluted earnings per share decreased by $.17 and $.16, respectively. The implementation of SFAS 123R increased cash flows from financing activities by $0.5 million during fiscal 2007.

Share-based compensation recognized in fiscal 2007 as a result of the adoption of SFAS 123(R), as well as pro forma disclosures according to the original provisions of SFAS 123 for periods prior to the adoption of SFAS 123(R), use the Black-Scholes option pricing model for estimating the fair value of options and SARs granted. The Black-Scholes model requires certain assumptions, judgements and estimates by the Company to determine fair value, including expected stock price volatility, risk-free interest rate, and expected life. The Company based the expected volatility on historical volatility. Additionally, the Company based the expected life of options, RSAs and SARs granted on an actuarial model. Share-based compensation related to RSAs is calculated based on the market price of the Company’s common stock on the date of grant. There were no dividends expected to be paid on the Company’s common stock over the expected lives estimated.

Pro Forma Disclosures under SFAS 123 for Periods Prior to Fiscal 2007

Prior to fiscal 2007, the Company followed the disclosure-only provisions of SFAS 123 for stock options. The Company recognized the cost of SARs and RSAs on the basis of current and grant date intrinsic values, respectively. Pursuant to SFAS 123, for pro forma disclosure purposes only, the estimated fair market value of the Company’s options is amortized as an expense over the options’ vesting periods. The fair value of each option grant, as defined by SFAS 123, is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value estimate, existing valuation models may not necessarily provide a reliable single measure of the fair value of employee stock options.

The fair value of stock options issued has been estimated at the dates of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months	Twelve Months
	Ended	Ended
	February 28,	February 28,
	2006	2005

Dividend yield	—	—
Expected volatility	0.58	0.59
Risk-free interest rates	4.68	3.83
Expected lives (in years)	4.60	4.20

The following table presents the pro-forma effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for the twelve-month periods ended February 28, 2006 and February 28, 2005:

	Twelve Months	Twelve Months
	Ended February 28,	Ended February 28,
	2006	2005

Net income — as reported	$12,030	$1,602
Add: Stock-based compensation expense included in net income, net of taxes — as reported	9,352	728
Deduct: Stock-based compensation expense determined using the fair value method for all awards, net of taxes	(12,079)	(7,760)

Net income (loss) — pro forma	$9,303	$(5,430)

Basic net income per share — as reported	$0.58	$0.09

Diluted net income per share — as reported	$0.55	$0.08

Basic net income (loss) per share — pro forma	$0.45	$(0.30)

Diluted net income (loss) per share — pro forma	$0.43	$(0.30)

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Exchange Contracts

The majority of the Company’s revenues, expenses and capital expenditures are transacted in U.S. dollars. However, the Company does transact business in other currencies, primarily the Japanese Yen and the euro. From time to time, the Company has entered into forward currency exchange contracts to hedge against the impact of currency fluctuations on transactions not denominated in the functional currency of the transacting entity. The intent of these contracts is to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to help mitigate the risks associated with currency exchange rate fluctuations. The Company does not enter into forward currency exchange contracts for speculative or trading purposes. Gains and losses on such contracts have not been significant. As of February 28, 2007 and 2006, there are no outstanding commitments under foreign exchange contracts.

Other Comprehensive Income

The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments, unrealized gains and losses on investments and changes in the over-funded or under-funded status of defined benefit pension obligations.

The components of accumulated other comprehensive income, net of tax, were as follows:

	Unrealized Gains	Foreign	Minimum Pension	Accumulated Other
	and Losses on	Currency	Liability	Comprehensive
	Investments	Items	Adjustment	Income

Beginning balance	$(18)	$(1,933)	$0	$(1,951)
Current-period change	(2)	7,568	(504)	7,062

Ending balance	$(20)	$5,635	$(504)	$5,111

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (SMSC’s fiscal year ending February 28, 2009). The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its financial position, results of operations and cash flows.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006 (SMSC’s fiscal year ending February 28, 2008). The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the beginning balance of retained earnings. The Company is still evaluating the impact, if any, of adopting the provisions of FIN 48 on its consolidated financial position and results of operations during fiscal 2008.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 (SMSC’s fiscal year ending February 28, 2007). Applying the provisions of SAB No. 108 had no material impact on our consolidated financial position and results of operations during our fiscal year ended February 28, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (SMSC’s fiscal year ending February 28, 2009). We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS 158, the Company is required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures commencing as of February 28, 2007. On February 28, 2007, the Company adopted the recognition and disclosure provisions of SFAS 158, the effect of which is disclosed in Note 12.

3.	NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the sum of the weighted average common shares outstanding during the period plus the dilutive effect of unvested restricted stock awards and shares issuable through stock options using the treasury stock method. Shares used in calculating basic and diluted net income per share are reconciled as follows:

For the Fiscal Years Ended February 28,	2007	2006	2005
	(In thousands)

Average shares outstanding for basic net income per share	22,097	20,783	18,376
Dilutive effect of stock options and unvested restricted stock awards	1,162	1,215	942

Average shares outstanding for diluted net income per share	23,259	21,998	19,318

During fiscal 2007, 2006 and 2005, stock options covering 682,000, 1,186,000 and 1,239,000 common shares, respectively, were excluded from the computation of diluted net income per share, because their effects were anti-dilutive.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SMSC acquired all of OASIS’ outstanding capital stock in exchange for initial consideration of $118.6 million, including approximately 2.1 million shares of SMSC common stock valued for accounting purposes at $35.8 million, $79.5 million of cash, and approximately $3.3 million of direct acquisition costs, including legal, banking, accounting and valuation fees. The tangible assets of OASIS at March 30, 2005 included approximately $22.4 million of cash and cash equivalents, resulting in an initial net cash outlay of approximately $60.4 million. SMSC’s existing cash balances were the source of the cash used in the transaction. For accounting purposes, the value of the SMSC common stock was determined using the average value of the stock for the two days before and after the date the terms of the acquisition were announced.

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

Initial Consideration
Cash	$79.5
SMSC common stock (2.1 million shares)	35.8
Transaction costs	3.3

118.6

Additional Consideration
Cash	12.4
SMSC common stock (0.2 million shares)	4.0
Transaction costs	0.2

16.6

Total Consideration and Allocation of Purchase Price	$135.2

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the allocation of the purchase price (in millions):

Cash and cash equivalents	$22.4
Accounts receivable	5.8
Inventory	12.9
Other current assets	0.5
Identifiable intangible assets:
Purchased technology	32.4
Customer relationships	10.5
Trademark	5.4
Other	0.6
Property and equipment	2.7
Goodwill	67.8
Deferred income tax benefits	0.6
Accounts payable	(1.7)
Accrued expenses and income taxes	(6.5)
Deferred income tax liabilities	(19.1)
In-process research and development	0.9

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

The $0.9 million allocated to in-process research and development represented the fair value of purchased in-process technology for research projects that, as of the March 30, 2005 closing date of the acquisition, had not reached technological feasibility and had no alternative future uses. This value was based upon discounted cash flows attributable to the projects using a discount rate of 28%, the estimated time to complete the projects and the levels of risks involved. These projects were primarily focused on deployment of certain technology into consumer applications. The $0.9 million estimated fair value of in-process research and development is reflected within operating expenses in the fiscal year ended February 28, 2006.

The following unaudited pro forma financial information presents the combined operating results of SMSC and OASIS as if the acquisition had occurred as of the beginning of each period presented. Pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results. Pro forma financial information for the fiscal years ended February 28, 2006 and 2005 is as follows (in millions, except per share data):

	2006	2005
For the Fiscal Years Ended February 28,	(In millions, except per share data)

Revenues	$323.3	$260.3
Net income (loss)	$11.5	$(1.7)
Basic net income (loss) per share	$0.55	$(0.08)
Diluted net income (loss) per share	$0.52	$(0.08)

5.	GOODWILL AND INTANGIBLE ASSETS

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

In accordance with the provisions of SFAS 142, goodwill is not amortized, but is tested for impairment in value annually, as well as when an event or circumstance occurs indicating a possible impairment in value. The Company performs an annual goodwill impairment review during the fourth quarter of each fiscal year, and completed its most recent annual review during the fourth quarter of fiscal 2007, during which no impairment in value was identified.

All finite-lived intangible assets are being amortized on a straight-line basis, which approximates the pattern in which the estimated economic benefits of the assets are realized, over their estimated useful lives. Existing

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technologies have been assigned estimated useful lives of between six and eight years, with a weighted-average useful life of approximately eight years. Customer relationships and contracts have been assigned useful lives of between one and ten years, with a weighted-average useful life of approximately eight years.

Intangible assets that are denominated in a functional currency other than the U.S. dollar have been translated into U.S. dollars using the exchange rate in effect on the reporting date. As of February 28, 2007 and 2006, the Company’s identifiable intangible assets consisted of the following:

	2007		2006
		Accumulated		Accumulated
As of February 28,	Cost	Amortization	Cost	Amortization
	(In thousands)

Purchased technologies	$38,846	$12,718	$37,280	$7,425
Customer relationships and contracts	10,988	2,709	10,040	1,235

Total — finite-lived intangible assets	49,834	15,427	47,320	8,660
Trademark and other	5,849	—	5,379	—

	$55,683	$15,427	$52,699	$8,660

Total amortization expense recorded for finite-lived intangible assets was $6.4 million, $5.8 million and $1.1 million for fiscal 2007, 2006 and 2005, respectively.

Estimated future finite-lived intangible asset amortization expense is as follows (in thousands):

Period	Amount

Fiscal 2008	$6,479
Fiscal 2009	5,706
Fiscal 2010	5,449
Fiscal 2011	5,449
Fiscal 2012	5,449
Fiscal 2013 and thereafter	5,875

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	OTHER BALANCE SHEET DATA

As of February 28,	2007	2006
	(In thousands)

Inventories:
Raw materials	$2,307	$1,812
Work-in-process	20,861	26,378
Finished goods	27,705	13,671

	$50,873	$41,861

Property, plant and equipment:
Land	$578	$803
Buildings and improvements	32,303	15,135
Machinery and equipment	104,281	75,584
Construction in progress	—	16,184

	137,162	107,706

Less: accumulated depreciation and amortization	79,142	69,566

	$58,020	$38,140

Accrued expenses, income taxes and other liabilities:
Compensation, incentives and benefits	10,768	$8,669
Stock appreciation rights	6,125	6,668
Supplier financing — current portion	2,431	354
Income taxes	2,613	6,437
Other	7,089	6,791

	$29,026	$28,919

Other liabilities:
Retirement benefits	$7,977	$6,635
Stock appreciation rights	—	4,857
Income taxes	5,200	5,014
Supplier financing — long-term portion	3,508	173
Other	165	651

	$16,850	$17,330

7.	SHAREHOLDERS’ EQUITY & SHARE-BASED PAYMENTS

Common Stock Repurchase Program

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. In July 2000, the authorization was expanded from one million shares to two million shares and in July 2002 the authorization was expanded from two million shares to three million shares. As of February 28, 2007, the Company had repurchased approximately 2.2 million shares of common stock at a cost of $32.0 million under this program, including 253,300 shares repurchased at a cost of $6.1 million in fiscal 2007, 150,200 shares repurchased at a cost of $2.2 million in fiscal 2006, and 21,800 shares repurchased at a cost of $0.3 million in fiscal 2005. The Company currently holds repurchased shares as treasury stock, reported at cost.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shareholder Rights Plan

The Company maintains a Shareholder Rights Plan as part of its commitment to ensure fair value to all shareholders in the event of an unsolicited takeover offer. The Company’s current Shareholder Rights Plan was adopted by the Board of Directors in January 1998, replacing the Company’s previous plan that had expired on January 12, 1998, and was subsequently amended in December 2000 and in April 2002. Under this plan, the Company’s shareholders of record on January 13, 1998 received a dividend distribution of one preferred stock purchase right for each share of common stock then held, and any new stock issued after the record date contains the same rights. In the event of certain efforts to acquire control of the Company, these rights allow shareholders to purchase common stock of the Company at a discounted price. The rights will expire in January 2008, unless previously redeemed by the Company at $0.01 per right. Citigroup, Inc.’s (Citigroup) ownership of the Company’s common stock is excluded from requiring distribution of rights under the plan, so long as Citigroup remains a passive investor and its ownership interest does not exceed 28%. As of December 31, 2006, Citigroup reported beneficial ownership of the Company of less than 5%.

8.	INCOME TAXES

Income (loss) before income taxes consists of:

	2007	2006	2005
	(In thousands)

Income (loss) from domestic operations	$26,313	$10,463	$(2,664)
Income from foreign operations	8,964	6,079	1,999

	$35,277	$16,542	$(665)

The provision for (benefit from) income taxes included in the accompanying consolidated statements of operations consists of the following:

For the Years Ended February 28,	2007	2006	2005
	(In thousands)

Current
Federal	$4,346	$7,067	$(646)
Foreign	3,408	5,358	854
State	260	172	192

	8,014	12,597	400
Deferred	248	(8,085)	(2,667)

	$8,262	$4,512	$(2,267)

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The items accounting for the difference between the provision for (benefit from) income taxes computed at the U.S. federal statutory rate and the Company’s provision for (benefit from) income taxes are as follows:

For the Years Ended February 28,	2007	2006	2005
	(In thousands)

Provision for (benefit from) income taxes computed at U.S. federal statutory tax rate	$12,347	$5,780	$(233)
State taxes, net of federal benefit	169	159	125
Differences between foreign and U.S. income tax rates	743	988	209
Tax-exempt income	(1,485)	(892)	(744)
Tax Benefit from MFG/EIE deductions	(741)	31	(562)
Adjustments to prior years’ taxes	(255)	93	22
Tax credits	(2,326)	(1,725)	(1,104)
Equity-based compensation	(447)	—	—
Nondeductible executive compensation	844	—	—
Net operating loss utilized	(700)	—	—
Other	113	78	20

	$8,262	$4,512	$(2,267)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred income taxes are as follows:

As of February 28,	2007	2006
	(In thousands)

Reserves and accruals not currently deductible for income tax purposes	$21,277	$21,868
Inventory valuation	3,061	1,714
Intangible asset amortization	(14,788)	(16,215)
Restructuring costs	1,908	1,953
Purchased in-process technology	576	696
Property, plant and equipment depreciation	238	(25)
Federal net operating losses	0	2,033
Research & development tax credit carryforward	4,366	4,634
Other, net	1,568	1,689

Sub-Total	18,206	18,347
Less valuation allowance	(1,900)	(2,400)

Net deferred tax assets	$16,306	$15,947

At February 28, 2007 and February 28, 2006, the Company had federal net operating loss carryforwards totaling zero and $5.8 million, respectively. The net operating loss was from net operating results in fiscal 2005, the tax effects of which are reflected within the current portion of deferred income taxes on the consolidated balance sheet at February 28, 2006

The Company has New York State tax credit carryforwards in fiscal 2007 and 2006 of $2.6 million and $1.9 million and a $1.1 million and $.9 valuation allowance, respectively. The credit carryforwards expire at various dates from fiscal 2009 through fiscal 2020. The company also has New York State net operating loss carryforwards

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in fiscal 2007 and 2006 of $0.9 million and $2.0 million and a valuation allowance of $0.8 million and $1.5 million, respectively.

As of February 28, 2007, the company has a cumulative total of approximately $1.7 million of undistributed earnings of non-U.S. subsidiaries for which U.S. income tax was not provided. The Company currently intends to reinvest these earnings in operations outside the U.S.

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

In respect to this relationship, Intel agreed to pay to the Company an aggregate amount of $75 million, of which $20.0 million and $2.5 million was recognized as intellectual property revenue, and paid, in the third and fourth quarters of fiscal 2004, respectively, $2.5 million was recognized as intellectual property revenue, and paid, in each quarter of fiscal 2005 and in each of the first three quarters of fiscal 2006, and $2.8 million was recognized as intellectual property revenue, and paid, in the fourth quarter of fiscal 2006. In fiscal 2007, $2.8 million was recognized as intellectual property revenue, and paid, in each of the first three quarters of fiscal 2007, and $3.0 million was recognized as intellectual property revenue, and paid, in the fourth quarter of fiscal 2007. Of the remaining amount, $12.0 million is payable in fiscal 2008 and $9.0 million is payable in fiscal 2009. Such amounts are payable in quarterly installments each year, and are subject to possible reduction, in a manner and to an extent to be agreed by the parties, based upon the companies’ collaboration and sales, facilitated by Intel, of certain future new products of the Company.

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

During fiscal 2004, the Company sold certain portions of its Hauppauge, New York real estate holdings for aggregate proceeds of $7.0 million, net of transaction costs. These transactions resulted in an aggregate gain of $1.7 million, $1.4 million of which related to property in which the Company had no continued interest and was recognized within the Company’s fiscal 2004 first quarter operating results, and $0.3 million of which related to property that the Company leased back from the purchaser and was therefore deferred. This deferred gain was recognized within the Company’s operating results as a reduction of rent expense on a straight-line basis over a

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

30-month period beginning in June 2003, consistent with the original term of the lease. This lease was subsequently extended for six months, through May 2006. As of February 28, 2007, the Company has no remaining rent obligation related to this facility.

11.	BUSINESS RESTRUCTURING

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

The following table provides a summary of the Company’s reserve for this restructuring for the three years ended February 28, 2007 (in thousands):

Non-Cancelable
Lease
Obligations

Business restructuring reserve at February 29, 2004	$960
Cash payments	(433)

Business restructuring reserve at February 28, 2005	$527
Cash payments	(204)

Business restructuring reserve at February 28, 2006	$323

Cash payments	(129)

Business restructuring reserve at February 28, 2007	$194

12.	BENEFIT AND INCENTIVE PLANS

Employee and Director Stock Option Plans

Under the Company’s stock option plans, the Compensation Committee of the Board of Directors is authorized to grant options to purchase shares of common stock. The purpose of these plans is to promote the interests of the Company and its shareholders by providing officers, directors and key employees with additional incentives and the opportunity, through stock ownership, to better align their interests with the Company’s and enhance their personal interest in its continued success. Options under inducement plans may only be offered to new employees. Options are granted at prices not less than the fair market value on the date of grant. As of February 28, 2007, 711,000 shares of common stock were available for future grants of stock options, of which 507,000 shares can also be issued as restricted stock awards. The grant date fair values of stock options are recorded as compensation expense ratably over the vesting period of each award. Option awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant.

Compensation expense recognized for stock options was $8.9 million in fiscal 2007. Prior to fiscal 2007, the Company accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and accordingly recognized no compensation expense for the stock option grants.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option plan activity is summarized below (shares in thousands):

		Weighted		Weighted		Weighted
		Average		Average		Average
	Fiscal	Exercise	Fiscal	Exercise	Fiscal	Exercise
	2007	Price	2006	Price	2005	Price
	Shares	per Share	Shares	per Share	Shares	per Share

Options outstanding, beginning of year	5,086	$19.32	4,352	$17.26	4,518	$16.46
Granted	569	$26.50	2,163	$21.03	449	$22.93
Exercised	(883)	$16.45	(1,226)	$14.88	(310)	$13.61
Canceled or expired	(470)	$19.80	(203)	$20.26	(305)	$17.48

Options outstanding, end of year	4,302	$20.81	5,086	$19.32	4,352	$17.26

Options exercisable, end of year	1,752	$18.42	1,670	$16.61	1,903	$16.19

The following table summarizes information relating to currently outstanding and exercisable options as of February 28, 2007 (shares in thousands):

	Weighted		Weighted		Weighted
	Average		Average		Average
	Remaining	Options	Exercise	Options	Exercise
Range of Exercise Prices	Lives	Outstanding	Prices	Exercisable	Prices
	(In years)

$ 6.75 — $17.62	6.4	1,843	$15.53	830	$13.93
$17.69 — $22.35	6.0	1,089	$20.64	657	$20.45
$22.38 — $30.91	8.5	1,223	$27.46	240	$26.89
$32.83 — $32.83	9.0	146	$32.83	24	$32.83

	—	4,301	—	1,752	—

As of February 28, 2007, the weighted average remaining contractual life of stock options outstanding was 7.0 years and their aggregate intrinsic value was $33.4 million. As of February 28, 2007, the weighted average remaining contractual life of stock options exercisable was 5.3 years and their aggregate intrinsic value was $17.8 million. The aggregate intrinsic value of options exercisable represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $28.57 at February 28, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

The weighted-average grant-date fair value was $13.84 per share for options granted during the twelve months ended February 28, 2007, $11.69 for options granted during the twelve months ended February 28, 2006, and $13.09 for options granted during the twelve months ended February 28, 2005.

The total intrinsic value of options exercised was $10.7 million for the twelve months ended February 28, 2007, $21.6 million for options exercised during the twelve months ended February 28, 2006, and $1.2 million for options exercised during the twelve months ended February 28, 2005.

Total fair value of options vested was $8.5 million for the twelve months ended February 28, 2007, $17.4 million for the twelve months ended February 28, 2006, and $0.0 million for the twelve months ended February 28, 2005.

The total remaining unrecognized compensation cost related to SMSC’s employee and director stock option plans is $25.3 million as February 28, 2007. The weighted average period over which the cost is expected to be recognized is 2.30 years.

The Company recognizes compensation expense for options using the Black-Scholes option pricing model. The Black-Scholes model requires certain assumptions, judgements and estimates by the Company to determine

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value, including expected stock price volatility, risk-free interest rate, and expected life. The Company based the expected volatility on historical volatility. Additionally, the Company based the expected life of options granted on an actuarial model. There were no dividends expected to be paid on the Company’s common stock over the expected lives estimated.

The weighted average fair values per share of stock options granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	February 28,	February 28,	February 28,
	2007	2006	2005

Dividend yield	—	—	—
Expected volatility	0.59	0.58	0.59
Risk-free interest rates	4.59-5.06	4.68	3.83
Expected lives (in years)	4.42	4.60	4.20

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees. The Company grants these awards, at its discretion, from the shares available under its 2001 and 2003 Stock Option and Restricted Stock Plans and its 2005 Inducement Stock Option and Restricted Stock Plan. The shares awarded are typically earned in 25%, 25% and 50% increments on the first, second and third anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The grant date fair value of these shares at the date of award is recorded as compensation expense ratably as vested over the three-year periods from the respective award dates, as adjusted for forfeitures of unvested awards. Compensation expense for these awards was $1.8 million, $1.6 million and $0.9 million in fiscal 2007, 2006 and 2005, respectively.

Restricted stock activity for the twelve months ended February 28, 2007 is set forth below (shares in thousands):

		Weighted
		Average
	Fiscal 2007	Grant-Date
	Shares	Fair Value

Restricted stock shares outstanding, beginning of year	255	$20.65
Granted	91	$20.42
Canceled or expired	(22)	$23.41
Vested	(93)	$19.64

Restricted stock shares outstanding, end of year	231	$20.70

The weighted-average grant-date fair value was $20.42 per share for RSAs granted during the twelve months ended February 28, 2007, $20.33 for RSAs granted during the twelve months ended February 28, 2006, and $25.83 for RSAs granted during the twelve months ended February 28, 2005.

The total pretax intrinsic value of restricted stock shares vested was $2.6 million for the twelve months ended February 28, 2007, $1.5 million for restricted stock shares vested during the twelve months ended February 28, 2006, and $0.9 million for restricted stock shares vested during the twelve months ended February 28, 2005.

The total fair value of restricted stock shares vested was $1.8 million for the twelve months ended February 28, 2007, $1.0 million for restricted stock shares vested during the twelve months ended February 28, 2006, and $0.9 million for restricted stock shares vested during the twelve months ended February 28, 2005.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the closing price of the Company’s Class A common stock of $28.57 on February 28, 2007, the total pretax intrinsic value of all outstanding restricted stock shares was $6.6 million.

The total unrecognized compensation cost related to SMSC’s restricted stock plans is $3.5 million as of February 28, 2007. The weighted average period over which the cost is expected to be recognized is 1.47 years.

Stock Appreciation Rights Plan

In September 2004 and September 2006, the Company’s Board of Directors approved Stock Appreciation Rights (SAR) Plans (the “Plans”), the purpose of which is to attract, retain, reward and motivate employees and consultants to promote the Company’s best interests and to share in its future success. The Plans authorize the Board’s Compensation Committee to grant up to four million SAR awards to eligible officers, employees and consultants. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of SMSC common stock over the award’s exercise price. On July 11, 2006, the Company’s Board of Directors approved the 2006 Director Stock Appreciation Rights Plan. The Company can grant up to 200,000 Director SARs under this plan. The exercise price of a SAR is equal to the closing market price of SMSC stock on the date of grant. SAR awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant.

The Company recognizes compensation expense for SARs using a graded vesting methodology, adjusting for changes in fair value from period to period. Compensation expense also includes adjustments for any exercises of SARs to record any differences between total cash paid at settlement and previously recognized compensation expenses. Prior to fiscal 2007, the Company recognized compensation expense for SARs based on the excess of the award’s market value over its exercise price over the term of the award. The Company recognized $2.0 million of benefits from these awards during fiscal 2007, $13.0 million of compensation expense for these awards during fiscal 2006, and $0.1 million of compensation expense for these awards during fiscal 2005.

Activity under the Stock Appreciation Rights Plan is summarized below (shares in thousands):

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Fiscal 2007	Prices	Fiscal 2006	Prices	Fiscal 2005	Prices
	SARs	per Share	SARs	per Share	SARs	per Share

SARs outstanding, beginning of year	1,544	$18.78	1,459	$17.10	—	$—
Granted	1,563	$30.73	249	$27.51	1,468	$17.10
Exercised	(227)	$17.16	(111)	$17.10	—	$—
Canceled or expired	(105)	$21.45	(53)	$17.18	(9)	$17.10

SARs outstanding, end of year	2,775	$25.54	1,544	$18.78	1,459	$17.10

SARs exercisable, end of year	315	$19.40	203		—

As of February 28, 2007, the weighted average remaining contractual life of SARs outstanding was 8.7 years and their aggregate intrinsic value was $8.4 million. As of February 28, 2007, the weighted average remaining contractual life of SARs exercisable was 7.4 years and their aggregate intrinsic value was $2.9 million. The aggregate intrinsic value of SARs exercisable represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $28.57 at February 28, 2007, which would have been received by all SARs holders had they exercised their SARs as of that date.

The weighted-average grant-date fair value was $13.73 per share for SARs granted during the twelve months ended February 28, 2007, $14.39 for SARs granted during the twelve months ended February 28, 2006, and $8.52 for SARs granted during the twelve months ended February 28, 2005.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total fair value of SARs vested was $5.1 million for the twelve months ended February 28, 2007, $2.7 million for the twelve months ended February 28, 2006, and $0.0 million for the twelve months ended February 28, 2005.

Total cash paid in connection with SARs was $3.4 million for the twelve months ended February 28, 2007, $1.5 million during the twelve months ended February 28, 2006, and none during the twelve months ended February 28, 2005.

The total unrecognized compensation cost related to SMSC’s stock appreciation rights plan is $24.2 million as of February 28, 2007. The weighted average period over which the cost is expected to be recognized is 2.09 years.

The Company recognizes compensation expense for SARs using the Black-Scholes option pricing model. The Black-Scholes model requires certain assumptions, judgements and estimates by the Company to determine fair value, including expected stock price volatility, risk-free interest rate, and expected life. The Company based the expected volatility on historical volatility. Additionally, the Company based the expected life of SARs granted on an actuarial model. There were no dividends expected to be paid on the Company’s common stock over the expected lives estimated.

The weighted average fair values per share of stock appreciation rights granted in connection with the Company’s SAR incentive plans have been estimated utilizing the following assumptions:

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	February 28,	February 28,	February 28,
	2007	2006	2005

Dividend yield	—	—	—
Expected volatility	0.59	0.58	0.59
Risk-free interest rates	4.68-4.97	4.68	3.83
Expected lives (in years)	2.01-4.54	4.6	4.2

Stock-Based Compensation Expense

Effective March 1, 2006 the Company adopted SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values (in the case of SARs, current fair values) and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the stock-based compensation expense for stock options, restricted stock awards and stock appreciation rights included in our income from operations (in thousands):

Twelve Months
Ended
February 28,
2007

Cost of goods sold	$(506)
Research and development	(3,916)
Selling, general and administrative	(4,304)

Stock-based compensation under SFAS 123R, before income tax benefit	(8,726)
Tax benefit	3,141

Stock-based compensation under SFAS 123R, after income tax benefit	$(5,585)

Effect of SFAS 123R — Basic income (loss) per share	$(0.25)

Effect of SFAS 123R — Diluted income (loss) per share	$(0.24)

Weighted average common shares outstanding:
Basic	22,097
Diluted	23,259

Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) to provide senior management with retirement, disability and death benefits. The SERP’s retirement benefits are based upon the participant’s average compensation during the three-year period prior to retirement.

Effective for fiscal year 2007, the Company adopted the provisions of SFAS No. 158. SFAS No. 158 requires that the funded status of defined-benefit postretirement plans be recognized on the company’s consolidated balance sheets, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year-end. The initial impact of SFAS No. 158 due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of accumulated comprehensive income in shareholders’ equity.

The following table summarizes the impact of the initial adoption of SFAS No. 158 (dollars in thousands):

	Before Application		After Application
	of SFAS No. 158	Adjustments	of SFAS No. 158

Deferred income tax assets	$19,018	$294	$19,312
Total current assets	279,327	294	279,621
Pension liabilities-long term	7,179	798	7,977
Accumulated other comprehensive income (loss)	5,615	(504)	5,111
Total shareholders’ equity	392,446	(504)	391,942
Total liabilities and shareholders’ equity	$485,993	$294	$486,287

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize changes in the SERP’s benefit obligation, the SERP’s plan assets and the SERP’s components of net periodic benefit costs, including key assumptions. The measurement dates for the SERP’s plan assets and obligations were February 28, 2007, 2006 and 2005 (dollars in thousands):

For the Fiscal Years Ended February 28,	2007	2006	2005

Change in benefit obligation:
Beginning of year	$6,463	$6,812	$7,116
Service cost — benefits earned during the year	245	114	124
Interest cost	353	373	408
Benefit payments	(294)	(222)	(275)
Actuarial loss (gain)	316	(614)	(561)

End of year	$7,083	$6,463	$6,812

Change in plan assets:
Fair value of plan assets at beginning of year	$0	$0	$0
Employer contribution	294	222	275
Benefits paid	(294)	(222)	(275)

Fair value of plan assets at end of year	$0	$0	$0

Amounts recognized in the statement of financial position:
Accrued benefit liability	N/A	$(5,920)
Current liabilities	$(507)	N/A
Non-current liabilities	(6,576)	N/A
Accumulated other comprehensive loss	614	0

Net amounts recognized	$(6,469)	$(5,920)

Components of net periodic benefit costs:
Service cost — benefits earned during the year	$245	$114	$124
Interest cost on projected benefit obligations	353	373	408
Amortization of net obligation	245	245	245
Recognized net actuarial loss	0	0	23

Net periodic pension expense	$843	$732	$800

Amounts recognized in accumulated other comprehensive loss:
Transition obligation	$490
Net loss	124

Total amount recognized in accumulated other comprehensive loss	$614

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of February 28,	2007	2006	2005

Actuarial present value of:
Vested benefit obligation	$5,412	$5,366	$5,407
Nonvested benefit obligation	625	393	458

Accumulated benefit obligation	6,037	5,759	5,865
Effect of projected future salary increases	1,046	704	947

Projected benefit obligation	7,083	6,463	6,812
Unrecognized (loss) or gain	(124)	192	(422)
Unrecognized net transition asset	(490)	(735)	(981)

Accrued pension cost	$6,469	$5,920	$5,409

Assumptions used in determining actuarial present value of benefit obligations:
Discount rate	5.79%	5.55%	5.59%
Weighted average rate of compensation increase	5.00%	4.00%	4.00%
Assumptions used to calculate periodic pension cost:
Discount rate	5.55%	5.59%	5.85%
Weighted average rate of compensation increase	4.00%	4.00%	7.00%

The discount rate used in the Plan’s measurement is based upon a weighted average of high-quality long-term investment yields during the six-month period preceding the date of measurement. The weighted average rate of compensation increase was increased in fiscal 2007 to better reflect management’s current expectations of future compensation trends.

Although the Plan is unfunded, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing benefits. The cash surrender value of these policies was approximately $1.5 million and $1.6 million at February 28, 2007 and 2006 respectively.

Annual benefit payments under this plan are expected to be approximately $0.5 million, $0.6 million, $0.6 million, $0.5 million and $0.5 million in fiscal 2008 through fiscal 2012, respectively, and approximately $2.7 million cumulatively in fiscal 2013 through fiscal 2017. The Company expects contributions for the Plan in fiscal 2008 to be approximately $0.5 million.

The components of accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost, before taxes, were as follows:

2007

Transition obligation	$490
Net loss	124
Prior service cost	—

Total	$614

The estimated portion of net gains and losses, prior service costs and credits and transition assets and obligations of the plan to be amortized during the next fiscal year is $245 thousand.

One of the Company’s subsidiaries, SMSC Japan, also maintains an unfunded retirement plan, which provides its employees and directors with separation benefits, consistent with customary practices in Japan. Benefits under this defined benefit plan are based upon length of service and compensation factors.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize changes in the plan’s benefit obligation, the plan assets and components of net periodic benefit costs, including key assumptions. The measurement dates for the plan assets and obligations were February 28, 2007, 2006 and 2005 (dollars in thousands):

For the Fiscal Years Ended February 28,	2007	2006	2005

Change in benefit obligation:
Beginning of year	$1,149	$1,037	$1,088
Service cost — benefits earned during the year	210	212	230
Interest cost	19	17	21
Benefit payments	(130)	(10)	(81)
Other	240	(107)	(221)

End of year	$1,488	$1,149	$1,037

Change in plan assets:
Fair value of plan assets at beginning of year	$0	$0	$0
Employer contribution	130	10	81
Benefits paid	(130)	(10)	(81)

Fair value of plan assets at end of year	$0	$0	$0

Amounts recognized in the statement of financial position:
Accrued benefit liability	N/A	$(1,005)
Current liabilities	$(87)	N/A
Non-current liabilities	(1,401)	N/A
Accumulated other comprehensive loss	184	0

Net amounts recognized	$(1,304)	$(1,005)

Components of net periodic benefit costs:
Service cost — benefits earned during the year	$210	$212	$230
Interest cost on projected benefit obligations	19	17	21
Net amortization and deferral	15	14	22

Net periodic pension expense	$244	$243	$273

Amounts recognized in accumulated other comprehensive loss:
Transition obligation	$113
Net loss	66
Prior service cost	5

Total amount recognized in accumulated other comprehensive loss	$184

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of February 28,	2007	2006	2005

Actuarial present value of:
Accumulated benefit obligation (entirely vested)	$1,211	$1,101	$991
Effect of projected future salary increases	277	48	46

Projected benefit obligation	1,488	1,149	1,037
Unrecognized gain or (loss)	(66)	238	271
Unrecognized net transition asset	(113)	(137)	(174)
Other	(5)	(7)	(8)

Accrued pension cost	$1,304	$1,243	$1,126

Assumptions used in determining actuarial present value of benefit obligations:
Discount rate	1.75%	1.75%	1.75%
Weighted average rate of compensation increase	3.00%	2.00%	2.00%
Assumptions used to calculate periodic pension cost:
Discount rate	1.75%	1.75%	1.75%
Weighted average rate of compensation increase	2.00%	2.00%	2.00%

The discount rate used in the Plan’s measurement is based upon an average of high-quality long-term investment yields in Japan. The weighted average rate of compensation increase was increased for fiscal 2007 to better reflect management’s current expectations of future compensation trends.

Annual benefit payments under this plan are expected to be no more than $0.2 million for the foreseeable future. The Company expects contributions for the Plan in fiscal 2008 to be approximately $0.1 million.

The components of accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost, before taxes, were as follows:

2007

Transition obligation	$113
Net loss	66
Prior service cost	5

Total	$184

The estimated portion of net gains and losses, prior service costs and credits and transition assets and obligations of the plan to be amortized during the next fiscal year is $15 thousand.

13.	SUPPLEMENTAL CASH FLOW DISCLOSURES

The Company acquired $6.9 million, $0.2 million and $0.9 million of design tools in fiscal 2007, 2006 and 2005, respectively, through long-term financing provided by suppliers.

14.	COMMITMENTS AND CONTINGENCIES

Leases

The Company and its subsidiaries lease certain facilities and equipment under operating leases. The facility leases generally provide for the lessee to pay taxes, maintenance, and certain other operating costs of the leased property.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At February 28, 2007, future minimum lease payments for non-cancelable lease obligations are as follows:

Minimum
Lease
Payments
(In thousands)

2008	$3,560
2009	2,674
2010	1,674
2011	816
2012 and thereafter	1,869

Total minimum lease payments	$10,593

For all operating leases, the total rent expense was $3.1 million, $3.5 million and $2.8 million in fiscal 2007, 2006 and 2005, respectively.

Open Purchase Orders

As of February 28, 2007, the Company had approximately $8.6 million in obligations under open purchase orders. Open purchase orders represent agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including quantities to be purchased, pricing provisions and the approximate timing of the transactions. These obligations primarily relate to future purchases of wafers from foundries, assembly and testing services and manufacturing and design equipment.

Supplier Financing

During fiscal 2007 and 2006, the Company acquired $6.9 million and $0.2 million, respectively, of software and other tools used in product design, for which the suppliers provided payment terms through fiscal 2010.

At February 28, 2007, future supplier financing obligations are as follows (in thousands):

2008	$2,435
2009	2,378
2010	1,126

Total supplier financing obligations	$5,939

The Company’s Consolidated Balance Sheets include the current portion of these obligations within Accrued expenses, income taxes and other liabilities, and the long-term portion within Other liabilities.

United States Customs Liability Payment

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On September 6, 2006, Mr. Peter Dicks, a Director of the Company was detained by New York State authorities pursuant to an outstanding warrant from the Louisiana State Police Gaming Enforcement Division. The warrant charged Mr. Dicks with gambling by computer, a felony under Louisiana state law. The warrant was unrelated to any activities of the Company and arose from Mr. Dicks’ role as non-executive chairman of Sportingbet PLC, a publicly traded United Kingdom based internet gaming company. Mr. Dicks resigned as non-executive chairman of Sportingbet PLC on September 14, 2006. On September 28, 2006 a New York state court declined to extradite Mr. Dicks to Louisiana as New York State Governor George Pataki declined to sign a warrant ordering the extradition. The Company has been informed that this matter has now been resolved and that all charges against Mr. Dicks by the State of Louisiana have been dropped. The Company does not expect this matter to affect its results of operations.

As of February 28, 2007, SMSC was not aware of any pending or threatened litigation it believes is likely to have a material adverse effect on the Company.

15.	INDUSTRY SEGMENT, GEOGRAPHIC, CUSTOMER AND SUPPLIER INFORMATION

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

locations may be different from the geographic locations of the end customers. The information below summarizes sales and revenues to unaffiliated customers by geographic area:

For the Fiscal Years Ended February 28,	2007	2006	2005
	(In thousands)

Taiwan	$132,972	$149,153	$94,599
Japan	70,720	54,293	42,073
China	52,136	14,423	13,793
Germany	46,717	35,124	4,508
United States	34,937	37,390	37,431
Other	33,112	28,735	16,411

	$370,594	$319,118	$208,815

Significant Customers

Revenues from significant customers, as percentages of total sales and revenues, are summarized as follows:

For the Fiscal Years Ended February 28,	2007		2006	2005

Customer A		*	*	13%
Customer B		*	*	11%
Customer C		*	*	13%
Customer D		*	11%	*
Customer E		*	10%	*
Customer F		*	15%	*

*	Less than 10%

Although no single customer accounted for more than 10% of total sales and revenues for fiscal 2007, primarily due to overall business growth, the Company expects that a small number of larger customers will continue to account for a significant portion of its sales and revenues in fiscal 2008 and for the foreseeable future. The Company does not believe that the change in identity of the customers from 2005-2007 represents a fundamental change in its business, rather the change in top customers, in part, is due to certain end user customers changing the distributor from whom they purchase the Company’s products.

Long-Lived Assets by Geographic Region

The Company’s long-lived assets include net property and equipment, goodwill and other intangible assets, deferred income taxes and various long-lived financial instruments. Net property, plant and equipment by geographic area consists of the following :

As of February 28,	2007	2006
	(In thousands)

United States	56,854	36,551
Germany	693	1,261
Japan and Other Asia Pacific	474	328

	$58,021	$38,140

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

16.	RELATED PARTY TRANSACTIONS

During fiscal 2007, 2006 and 2005, the Company purchased $4.1 million, $0.7 million and $1.2 million of test equipment and supplies in the ordinary course of business from Delta Design, Inc., whose President and Chief Executive Officer serves on SMSC’s Board of Directors.

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data. The sum of the income (loss) per share amounts may not total due to rounding.)

Fiscal 2007

	Quarter Ended
	May 31	Aug. 31	Nov. 30	Feb. 28

Sales and revenues	$86,144	$96,663	$98,064	$89,723
Income from operations	10,690	7,412	5,814	6,732
Net income	8,633	5,727	4,819	7,836

Basic net income per share	$0.40	$0.26	$0.22	$0.35
Diluted net income per share	$0.37	$0.25	$0.21	$0.33

Average shares outstanding:
Basic net income per share	21,824	21,904	22,133	22,500
Diluted net income per share	23,147	22,784	23,368	23,634

Operating results include approximately $0.4 million in the second quarter of fiscal 2007 and $0.5 million in the fourth quarter of fiscal 2007 of expenses relating to prior periods for certain United States Customs related charges and employee benefits, respectively.

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

Operating results include approximately $0.2 million in the fourth quarter of fiscal 2006 of expenses relating to prior periods for certain office lease expenses. In addition, operating results for fiscal 2006 include the operating results of OASIS SiliconSystems Holding AG subsequent to March 30, 2005.

Schedule II — Valuation and Qualifying Accounts
For the Three Years Ended February 28, 2007

	Balance at	Charged	Charged to				Balance
	Beginning	to Costs	Other				at End of
	of Period	and Expenses	Accounts		Deductions		Period
	(In thousands)

Year Ended February 28, 2007
Allowance for Doubtful Accounts	$536	$0	$—		$(98	)(a)	$438
Reserve for Product Returns	$155	$675	$—		$(537	)(b)	$293
Year Ended February 28, 2006
Allowance for Doubtful Accounts	$438	$98	$—		$—		$536
Reserve for Product Returns	$158	$373	$—		$(376	)(b)	$155
Year Ended February 28, 2005
Allowance for Doubtful Accounts	$446	$—	$(8	)(a)	$—		$438
Reserve for Product Returns	$65	$521	$—		$(428	)(b)	$158

(a)	Represents adjustment of reserve balance based upon evaluation of accounts receivable collectability.

(b)	Represents returns of product from customers.

INDEX TO EXHIBITS:

Exhibit No		Description

3.1		Certificate of Incorporation of Standard Microsystems Corporation, as amended and restated, incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-Q for the quarter ended August 31, 2006.
3.2		Amended and Restated By-Laws of Standard Microsystems Corporation, incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-Q filed on October 11, 2005.
4.1		Rights Agreement with ChaseMellon Shareholder Services L.L.C., as Rights Agent, dated January 7, 1998, incorporated by reference to Exhibit 1 to the registrant’s Registration Statement on Form 8-A filed January 15, 1998.
4.2		Amendment No. 1 to Rights Agreement with ChaseMellon Shareholder Services L.L.C., as Rights Agent, dated January 23, 2001, incorporated by reference to Exhibit 4.2 to the registrant’s Form 10-K for the fiscal year ended February 28, 2001.
4.3		Amendment No. 2 to Rights Agreement with ChaseMellon Shareholder Services L.L.C., as Rights Agent, dated April 9, 2002, incorporated by reference to Exhibit 3 to the registrant’s Registration Statement on Form 8-A/A filed April 10, 2002.
10	.1*	Employment Agreement with Steven J. Bilodeau, dated March 19, 2007, incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed on March 23, 2007.

10	.2*	Amended and Restated Employment Agreement with David S. Smith, dated March 19, 2007, incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on March 23, 2007.
10	.3*	Indemnity Agreement with Steven J. Bilodeau, Eric M. Nowling, Peter Dicks, Robert Brill, Timothy P. Craig, Ivan T. Fritsch, James A. Donohue, Andrew M. Caggia, Walter Siegel, David Smith and Joseph S. Durko, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on November 23, 2006.
10	.4*	Letter Agreement with Walter Siegel dated March 19, 2007.
10	.5*	Letter Agreement with Joseph S. Durko dated March 27, 2006.
10	.6*	1994 Director Stock Option Plan, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated May 31, 1995.
10	.7*	2001 Director Stock Option Plan, incorporated by reference to Exhibit B to the registrant’s Proxy Statement dated July 11, 2001.
10	.8*	Amendment to the 2001 Director Stock Option Plan, dated April 4, 2002, incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-K for the fiscal year ended February 28, 2002.
10	.9*	Amendment to the 1994 Director Stock Option Plan, adopted July 14, 1998, incorporated by reference to information appearing on page 11 of the registrant’s Proxy Statement dated June 1, 1998.
10	.10*	Retirement Plan for Directors, incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-K for the fiscal year ended February 28, 1995.
10	.11*	Amendment to the Retirement Plan for Directors, incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-K for the fiscal year ended February 28, 2002.
10	.12*	1993 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated May 25, 1993.
10	.13*	2005 Supplemental Executive Retirement Plan, amended and restated as of January 1, 2005 incorporated by reference to Exhibit 10.1 to the Registrants’ Form 8-K filed on March 23, 2007
10	.14*	Standard Microsystems Corporation Severance Plan amended and restated as of August 11, 1999.
10	.15*	Amendment Number 1 to the Standard Microsystems Corporation Severance Plan incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on March 23, 2007.
10	.16*	Resolutions adopted October 31, 1994, amending the Retirement Plan for Directors and the Executive Retirement Plan, incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K for the fiscal year ended February 28, 1995.
10	.17*	1994 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated May 26, 1994.

Exhibit No		Description

10	.18*	Resolutions adopted January 3, 1995, amending the 1994, 1993 and 1989 Stock Option Plans and the 1991 Restricted Stock Plan, incorporated by reference to Exhibit 10.19 to the registrant’s Form 10-K for the fiscal year ended February 28, 1995.
10	.19*	1996 Restricted Stock Bonus Plan, incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K for the fiscal year ended February 28, 2002.
10	.20*	1998 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated June 1, 1998.
10	.21*	1999 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated June 9, 1999.
10	.22*	2000 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated June 6, 2000.
10	.23*	2001 Stock Option and Restricted Stock Plan for Officers and Key Employees, incorporated by reference to Exhibit C to the registrant’s Proxy Statement dated June 11, 2001.
10	.24*	Resolutions adopted April 7, 2004, amending the 1999 and 2000 Stock Option Plans and the 2001 and 2003 Stock Option and Restricted Stock Plans, incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarterly period ended August 31, 2004.
10	.25*	Plan for Deferred Compensation in Common Stock for Outside Directors, dated March 7, 1997, as amended, incorporated by reference to Exhibit 10.23 to the registrant’s Form 10-K for the fiscal year ended February 28, 2002.
10	.26*	Amendment to the Plan for Deferred Compensation in Common Stock for Outside Directors, dated July 10, 2002, incorporated by reference to Exhibit 10.25 to the registrant’s Form 10-K for the fiscal year ended February 28, 2003.
10	.27*	Amendment to the Plan for Deferred Compensation in Common Stock for Outside Directors, dated April 7, 2004, incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarterly period ended May 31, 2004.
10	.28*	2002 Inducement Stock Option Plan, incorporated by reference to Exhibit 10.26 to the registrant’s Form 10-K for the fiscal year ended February 28, 2003.
10	.29*	2003 Director Stock Option Plan, incorporated by reference to Exhibit C to the registrant’s Proxy Statement dated July 9, 2003.
10	.30*	2003 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit B to the registrant’s Proxy Statement dated July 9, 2003.
10	.31*	2003 Inducement Stock Option Plan, incorporated by reference to Exhibit 4.3 to the registrant’s Form S-8 filed September 15, 2003.
10	.32*	2004 Employee Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on October 1, 2004.
10	.33*	2004 Inducement Stock Option Plan, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 filed on July 17, 2005.
10	.34*	2005 Director Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q filed on October 11, 2005.
10	.35*	2005 Inducement Stock Option and Restricted Stock Plan of Standard Microsystems Corporation, as amended on September 9, 2005, incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on October 26, 2005.
10	.36*	Standard Microsystems Corporation 2006 Directors Stock Appreciation Rights Plan, as adopted on July 11, 2006, incorporated by reference to Exhibit 10.1 to the Registrant’s 8-K filed on July 14, 2006.
10	.37*	2006 Employee Stock Appreciation Rights Plan, as adopted on September 1, 2006, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on September 1, 2006.
10	.38*	April 9, 2007 Amendment to the 2005 Inducement Stock Option and Restricted Stock Plan of Standard Microsystems Corporation.
10	.39*	Resolution adopted to modify compensation provided to non-employee directors, dated December 21, 2004, incorporated by reference to Item 1.01 in the registrant’s Form 8-K filed on December 23, 2004.

Exhibit No		Description

10	.40*	Description of fiscal year 2008 Management Incentive Plan, incorporated by reference to the Registrant’s Form 8-K and Exhibit 10.1 thereto filed on April 27, 2007.
10.41		Agreement and Plan of Merger among Standard Microsystems Corporation, SMSC Sub, Inc., and Gain Technology Corporation, dated April 29, 2002, incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed on June 19, 2002.
10.42		Share Purchase Agreement by and among Standard Microsystems Corporation, SMSC GmbH and the Shareholders of OASIS Silicon Systems Holding AG, dated March 30, 2005, incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed on April 5, 2005.
21		Subsidiaries of the Registrant, filed herewith.
23.1		Consent of PricewaterhouseCoopers LLP, filed herewith.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, filed herewith.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, filed herewith.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Indicates a management or compensatory plan or arrangement.