Form 10-Q
period 2007-05-31
STANDARD MICROSYSTEMS CORP
filed 2007-06-27
CIK 93384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2007
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

As of May 31, 2007 there were 23,175,709 shares of the registrant’s common stock outstanding.

i

PART I

Item 1. —	Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 31,	February 28,
	2007	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$30,060	$36,255
Short-term investments	139,750	123,768
Accounts receivable, net	47,735	48,014
Inventories	49,816	50,873
Deferred income taxes	19,047	19,312
Other current assets	9,205	8,751

Total current assets	295,613	286,973

Property, plant and equipment, net	57,844	58,020
Goodwill	99,386	98,259
Intangible assets, net	39,190	40,256
Deferred income taxes	7,256	7,094
Other assets	3,088	3,037

TOTAL ASSETS	$502,377	$493,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,246	$25,617
Deferred income on shipments to distributors	16,653	12,752
Accrued expenses, income taxes and other liabilities	32,351	36,378

Total current liabilities	71,250	74,747

Deferred income taxes	9,859	10,100
Other liabilities	14,755	16,850
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	2,542	2,511
Additional paid-in capital	284,835	276,701
Retained earnings	144,347	139,657
Treasury stock, at cost	(32,038)	(32,038)
Accumulated other comprehensive income	6,827	5,111

Total shareholders’ equity	406,513	391,942

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$502,377	$493,639

See accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended
	May 31,
	2007	2006
	(Unaudited)

Product sales	$78,513	$83,292
Intellectual property revenues	3,033	2,852

	81,546	86,144
Costs and expenses:
Costs of goods sold (exclusive of amortization shown below)	38,851	44,914
Research and development	17,989	15,168
Amortization of intangible assets	1,641	1,569
Selling, general and administrative	20,271	13,803

Income from operations	2,794	10,690
Interest income	1,402	1,146
Interest expense	(85)	(32)
Other income (expense), net	358	(63)

Income before provision for income taxes	4,469	11,741
Provision for income taxes	1,267	3,108

Net income	$3,202	$8,633

Basic net income per share:	$0.14	$0.40

Diluted net income per share:	$0.13	$0.37

Weighted average common shares outstanding:
Basic	22,790	21,824
Diluted	23,852	23,147

See accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	May 31,
	2007	2006
	(Unaudited)

Cash flows from operating activities:
Net income	$3,202	$8,633
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	5,013	4,084
Excess tax benefits associated with stock-based compensation	(271)	(126)
Stock-based compensation	4,109	(2,559)
Deferred income taxes	(137)	2,602
Changes in operating assets and liabilities, net of business acquisition impact:
Accounts receivable	595	(6,183)
Inventories	1,211	(7,278)
Accounts payable, accrued expenses and other liabilities	(6,376)	(1,529)
Deferred income	3,901	1,803
Income taxes payable	(3,285)	4,126
Other changes, net	437	(3,401)

Net cash provided by operating activities	8,399	172

Cash flows from investing activities:
Capital expenditures	(3,174)	(10,201)
Acquisition of OASIS SiliconSystems Holding AG, net of cash acquired	—	(12,555)
Purchases of short-term investments	(164,252)	(97,932)
Sales of short-term investments	148,270	104,010

Net cash used in investing activities	(19,156)	(16,678)

Cash flows from financing activities:
Excess tax benefits associated with stock-based compensation	271	126
Proceeds from issuance of common stock	4,972	1,462
Purchases of treasury stock	—	(4,326)
Repayments of obligations under capital leases and notes payable	(637)	(142)

Net cash provided by (used in) financing activities	4,606	(2,880)

Effect of foreign exchange rate changes on cash and cash equivalents	(44)	(46)

Net decrease in cash and cash equivalents	(6,195)	(19,432)
Cash and cash equivalents at beginning of period	36,255	43,932

Cash and cash equivalents at end of period	$30,060	$24,500

See accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial information of Standard Microsystems Corporation and subsidiaries (“SMSC” or the “Company”) has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and reflects all adjustments, consisting only of normal recurring adjustments, which in management’s opinion are necessary to state fairly the Company’s financial position, results of operations and cash flows as of May 31, 2007 and for the three months ended May 31, 2007 and 2006. The February 28, 2007 balance sheet information has been derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended February 28, 2007 included in the Company’s Annual Report on Form 10-K, as filed on April 30, 2007 with the SEC.

The results of operations for the three month period ended May 31, 2007 are not necessarily indicative of results to be expected for the full fiscal year or any future periods.

Certain items in the prior periods’ consolidated financial statements have been revised to conform to the fiscal 2008 presentation. Specifically, the Company had previously included rebates payable on product sales as a component of Accounts receivable, net in its consolidated balance sheets. Such rebates will now be included as a component of Accrued expenses, income taxes and other liabilities. This change resulted in an increase in both Accounts receivable, net and Accrued expenses, income taxes and other liabilities of $4.5 million and $7.4 million as of May 31, 2007 and February 28, 2007, respectively. The Condensed Consolidated Statement of Cash Flows for the three months ended May 31, 2006 has also been revised to reflect this change.

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

The following table summarizes the stock-based compensation expense for stock options, RSAs and SARs under SFAS No. 123R, Share-Based Payments (“SFAS 123R”) included in our income from operations (in thousands):

	Three Months	Three Months
	Ended	Ended
	May 31, 2007	May 31, 2006

Costs of goods sold	$377	$(451)
Research and development	1,843	(322)
Selling, general and administrative	2,587	(1,786)

Stock-based compensation expense (benefit) under SFAS 123R, before income tax benefit (provision)	4,807	(2,559)
Tax benefit (provision)	1,731	(921)

Stock-based compensation expense (benefit) under SFAS 123R, after income tax benefit (provision)	$3,076	$(1,638)

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee and Director Stock Option Plans

Under the Company’s stock option plans, the Compensation Committee of the Board of Directors is authorized to grant options to purchase shares of common stock. The purpose of these plans is to promote the interests of the Company and its shareholders by providing officers, directors and key employees with additional incentives and the opportunity, through stock ownership, to better align their interests with the Company’s and enhance their personal interest in its continued success. Options under inducement plans may only be offered to new employees. Options are granted at prices not less than the fair market value on the date of grant. As of May 31, 2007, 676,446 shares of common stock were available for future grants of stock options, of which 500,210 shares can also be issued as restricted stock awards. The grant date fair values of stock options are recorded as compensation expense ratably over the vesting period of each award. Option awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant.

Stock option plan activity is summarized below (shares in thousands):

		Weighted
		Average	Weighted
	Fiscal	Exercise	Average
	2008	Prices	Contractual	Aggregate
	Shares	per Share	Term	Intrinsic Value

Options outstanding, March 1, 2007	4,302	$20.81
Granted	65	$32.82
Exercised	(292)	$17.29
Canceled or expired	(51)	$21.54

Options outstanding, May 31, 2007	4,024	$21.25	6.8	$39,695,510

Options exercisable, May 31, 2007	1,761	$18.54	5.4	$22,013,628

The total remaining unrecognized compensation cost related to SMSC’s employee and director stock option plans is $23.5 million as of May 31, 2007. The weighted average period over which the cost is expected to be recognized is 2.30 years.

The Company recognizes compensation expense for options using the Black-Scholes option pricing model. The Black-Scholes model requires certain assumptions, judgements and estimates by the Company to determine fair value, including expected stock price volatility, risk-free interest rate, and expected life. The Company based the expected volatility on historical volatility. Additionally, the Company based the expected life of options granted on an actuarial model. There are no dividends expected to be paid on the Company’s common stock over the expected lives estimated.

The weighted average fair values per share of stock options granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Three Months	Three Months
	Ended	Ended
	May 31,	May 31,
	2007	2006

Dividend yield	—	—
Expected volatility	52%	59%
Risk-free interest rates	4.59%	4.59%
Expected lives (in years)	4.46	4.42

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

Restricted stock activity for the three months ended May 31, 2007 is set forth below (shares in thousands):

	Number of	Grant-Date
	Shares	Fair Value

Restricted stock shares outstanding, March 1, 2007	231	$22.71
Granted	21	$32.05
Canceled or expired	(1)	$24.74
Vested	(49)	$20.55

Restricted stock shares outstanding, May 31, 2007	202	$24.20

The total unrecognized compensation cost related to SMSC’s restricted stock plans is $4.0 million as of May 31, 2007. The weighted average period over which the cost is expected to be recognized is 1.57 years.

Stock Appreciation Rights Plans

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

Activity under the Stock Appreciation Rights Plans is summarized below (shares in thousands):

		Weighted
		Average	Weighted
		Exercise	Average
	Fiscal 2008	Prices	Contractual	Aggregate
	Shares	per Share	Term	Intrinsic Value

SARs outstanding, March 1, 2007	2,775	$25.54
Granted	158	$32.99
Exercised	(57)	$18.35
Canceled or expired	(19)	$29.07

SARs outstanding, May 31, 2007	2,857	$26.07	8.6	$14,940,045

SARs exercisable, May 31, 2007	305	$19.50	7.1	$3,536,991

The total unrecognized compensation cost related to SMSC’s stock appreciation rights plans is $25.2 million as of May 31, 2007. The weighted average period over which the cost is expected to be recognized is 1.89 years.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair values per share of stock appreciation rights granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Three Months	Three Months
	Ended	Ended
	May 31,	May 31,
	2007	2006

Dividend yield	—	—
Expected volatility	52%	59%
Risk-free interest rates	4.59%	4.97%
Expected lives (in years)	1.79-4.34	2.75-4.31

3.	INVESTMENTS

Short-term investments consist of investments in obligations with maturities of between three and twelve months, at acquisition, and investments in auction rate securities. All of these investments are classified as available-for-sale. The costs of these short-term investments approximate their market values as of May 31, and February 28, 2007.

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

4.	BALANCE SHEET DATA

Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

	May 31,	February 28,
	2007	2007

Raw materials	$2,154	$2,307
Work-in-process	18,117	20,861
Finished goods	29,545	27,705

	$49,816	$50,873

Property, plant and equipment consist of the following (in thousands):

	May 31,	February 28,
	2007	2007

Land	$578	$578
Buildings and improvements	32,487	32,303
Machinery and equipment	108,482	104,281

	141,547	137,162

Less: accumulated depreciation	(83,703)	(79,142)

	$57,844	$58,020

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	NET INCOME PER SHARE

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

The shares used in calculating basic and diluted net income per share for the Condensed Consolidated Income Statements included within this report are reconciled as follows (in thousands):

	Three Months Ended
	May 31,
	2007	2006

Average shares outstanding for basic net income per share	22,790	21,824
Dilutive effect of stock options and unvested restricted stock awards	1,062	1,323

Average shares outstanding for diluted net income per share	23,852	23,147

Options covering 0.4 million and 0.6 million shares for the three month periods ended May 31, 2007 and 2006, respectively, were excluded from the computation of average shares outstanding for diluted net income per share because their effect was antidilutive.

6.	COMPREHENSIVE INCOME

The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on equity investments classified as available-for-sale, and changes in minimum pension liability adjustments.

The components of the Company’s comprehensive income for the three month period ended May 31, 2007 and 2006 were as follows (in thousands):

	Three Months
	Ended May 31,
	2007	2006

Net income	$3,202	$8,633
Other comprehensive income:
Change in foreign currency translation adjustments	1,666	4,228
Change in unrealized gain (loss) on marketable equity securities, net of taxes	3	(8)
Change in minimum pension liability adjustment, net of taxes	47	—

Total comprehensive income	$4,918	$12,853

The components of the Company’s accumulated other comprehensive income as of May 31, 2007 and February 28, 2007, net of taxes, were as follows (in thousands):

	May 31,	February 28,
	2007	2007

Unrealized gains and losses on investments	$(18)	$(21)
Foreign currency items	7,302	5,636
Minimum pension liability adjustment	(457)	(504)

Total accumulated other comprehensive income	$6,827	$5,111

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	BUSINESS RESTRUCTURING

In December 2001, the Company announced a restructuring plan for its exit from the PC chipset business.

The Company carried a reserve related to this restructuring of approximately $0.2 million at May 31, 2007 and February 28, 2007 for future payments against previously reserved non-cancelable lease obligations, which will continue through their respective lease terms through August 2008.

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

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized, but is tested for impairment in value at least annually, or when events or circumstances indicate possible impairment in value. The Company performs an annual goodwill impairment review during the fourth quarter of each fiscal year, and completed its most recent annual review during the fourth quarter of fiscal 2007; no impairment in value was identified.

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

Goodwill and intangible assets that are denominated in a functional currency other than the U.S. dollar have been translated into U.S. dollars using the exchange rate in effect on the reporting date. As of May 31, 2007 and February 28, 2007, the Company’s goodwill was $99.4 million and $98.3 million, respectively. As of May 31, 2007 and February 28, 2007, the Company’s identifiable intangible assets consisted of the following (in thousands):

	May 31, 2007		February 28, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Purchased technologies	$39,204	$14,094	$38,846	$12,718
Customer relationships and contracts	11,205	3,109	10,988	2,709

Total — finite-lived intangible assets	50,409	17,203	49,834	15,427
Trademark and other	5,984	—	5,849	—

	$56,393	$17,203	$55,683	$15,427

Total amortization expense recorded for finite-lived intangible assets was approximately $1.6 million for the three month periods ended May 31, 2007 and 2006.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future finite-lived intangible asset amortization expense for the remainder of fiscal 2008 and thereafter is as follows (in thousands):

Period	Amount

Remainder of fiscal 2008	$4,913
Fiscal 2009	$5,776
Fiscal 2010	$5,521
Fiscal 2011	$5,521
Fiscal 2012	$5,521
Fiscal 2013 and thereafter	$5,954

9.	INCOME TAXES

Effective March 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. Under FIN 48, benefits associated with uncertain tax positions are recognized in the Company’s consolidated financial statements only when it is determined to be more likely than not that such positions would be sustained upon examination, based on technical merits. FIN 48 outlines a two-step approach to recognizing and measuring uncertain tax positions. If the weight of available evidence indicates that it is more likely than not (more than 50% likely) that a tax position would be sustained on examination (including resolution of related appeals or litigation processes, if any), the associated tax benefit is then measured as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Upon adoption, the Company reduced previously recorded tax reserves by approximately $1.9 million, of which $1.5 million was accounted for as a cumulative effect of a change in accounting principle that resulted in a corresponding increase to retained earnings. The Company also reduced certain deferred tax assets relating to stock based compensation by approximately $0.3 million this fiscal quarter. As of the date of adoption, the Company had approximately $3.3 million of liabilities for uncertain tax positions, consisting of $2.7 million of gross unrecognized tax benefits and $0.6 million in accrued interest and penalties. In the three month period ended May 31, 2007, the Company increased its reserves for liabilities for uncertain tax positions by approximately $0.2 million in connection with credits expected to be taken in its fiscal 2008 U.S. federal income tax return. Substantially all such unrecognized tax benefits would be recorded as part of the provision for income taxes if realized in future periods. The Company does not currently anticipate that liabilities for uncertain tax positions will significantly increase or decrease on or prior to May 31, 2008, and all liabilities for uncertain tax positions are classified as long term and included in Other liabilities in the condensed consolidated balance sheet as of May 31, 2007.

The Company will continue its policy of including interest and penalties related to unrecognized tax benefits within the provision for income taxes in the condensed consolidated statements of income. For the three month period ended May 31, 2007, the Company provided an additional $0.1 million for interest and penalties.

The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2003 (in the case of certain foreign tax returns, calendar year 2002).

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the components of the consolidated net periodic pension expense for the three month periods ended May 31, 2007 and 2006, respectively (in thousands):

	Three Months
	Ended
	May 31,
	2007	2006

Components of net periodic benefit costs:
Service cost — benefits earned during the period	$133	$92
Interest cost on projected benefit obligations	87	110
Amortization of net obligation	65	76

Net periodic pension expense	$285	$278

	May 31,	February 28,
	2007	2007

Amounts recognized in accumulated other comprehensive loss:
Transition obligation	$539	$603
Net loss	190	190
Prior service cost	5	5

Total amount recognized in accumulated other comprehensive loss	$734	$798

Annual benefit payments under these plans are expected to be approximately $0.6 million in fiscal 2008.

Additionally, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing benefits under the Supplemental Executive Retirement Plan.

11.	COMMON STOCK REPURCHASE PROGRAM

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. In July 2000, the authorization was expanded from one million shares to two million shares and in July 2002 the authorization was expanded from two million shares to three million shares. As of May 31, 2007, the Company had repurchased approximately 2.2 million shares of common stock at a cost of $32.0 million under this program. No purchases were made during the first quarter of fiscal 2008.

12.	OPERATING SEGMENT INFORMATION

The Company operates in and reports as one business segment — the design, development, and marketing of semiconductor integrated circuits.

13.	COMMITMENTS AND CONTINGENCIES

United States Customs Liability Payment

On July 6, 2006 SMSC made a prior disclosure to the United States Commissioner of Customs (“Customs”) pursuant to 19 C.F.R. § 162.74 related to SMSC’s learning that in certain cases it has not declared the full value or costs of assists provided by SMSC to its foreign suppliers. SMSC conducted a comprehensive review of its customs entries over the past five years and determined the amount of the additional fees. SMSC filed with Customs on October 4, 2006 an updated disclosure, and tendered to Customs approximately $0.4 million for these prior periods.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (SMSC’s fiscal year ending February 28, 2009). We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for fiscal years beginning November 15, 2007 (SMSC’s fiscal year ending February 28, 2009). The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its financial position, results of operations and cash flows.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2007

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

Description of Business

Many of the world’s global technology companies rely upon SMSC as a resource for semiconductor system solutions that span analog, digital and mixed-signal technologies. Leveraging intellectual property, integration expertise and global infrastructure, SMSC solves design challenges and delivers performance, space, cost and time-to-market advantages to its customers. SMSC’s application focus targets key vertical markets including consumer electronics & infotainment, mobile & desktop PCs and industrial applications. The Company has developed leading technology positions, providing application-specific solutions such as analog/mixed-signal system controllers, non-PCI Ethernet, ARCNET, MOST® and Hi-Speed USB. Each of these technologies is increasingly sold into multiple end markets, and the underlying technology, intellectual property and processes are increasingly being re-used and re-combined into new solutions.

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

•	Revenue Recognition

•	Inventory Valuation

•	Determination of the Allowance for Doubtful Accounts Receivable

•	Valuation of Long-Lived Assets

•	Valuation of Share-Based Payments

•	Accounting for Deferred Income Taxes

•	Accounting for Uncertain Tax Positions

•	Legal Contingencies

Further information regarding these policies appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, as filed with the SEC on April 30, 2007. During the three month period ended May 31, 2007, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies, other than the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”). See Part I Item 1 — Financial Statements — Note 9, for further discussion on the Company’s adoption of FIN 48.

RESULTS OF OPERATIONS

Sales and Revenues

SMSC’s sales and revenues are comprised of sales of products across three strategically targeted “vertical” end-markets, as well as intellectual property revenues (consisting of royalties and similar contractual payments), as presented in the following table for the three month periods ended May 31, 2007 and 2006 (dollars in millions):

	Three Months Ended May 31,
	2007		2006
	Amount	Percent	Amount	Percent

Consumer Electronics & Infotainment	$30.8	39%	$31.0	37%
Mobile & Desktop PC	31.6	40%	37.4	45%
Industrial & Other	16.1	21%	14.9	18%

Total Product Sales	78.5	100%	83.3	100%
Intellectual Property Revenues	3.0		2.8

Total Sales and Revenues	$81.5		$86.1

The Company’s sales and revenues for the three months ended May 31, 2007 were $81.5 million, consisting of $78.5 million of product sales and $3.0 million of intellectual property revenues.

Sales in the Consumer Electronics & Infotainment market decreased by approximately $0.2 million, or 1%, as compared to sales in the three month period ended May 31, 2006. Year-over year growth in networking products was largely offset by a decline in Universal Serial Bus (“USB”) and Physical Layer Interface (“PLI”) product sales.

Sales in the Mobile & Desktop PC market decreased by approximately $5.8 million, or 15%, in the quarter ended May 31, 2007, compared to the same period in the prior year. The decline in Mobile & Desktop PC sales was primarily attributable to overall PC market conditions and corresponding demand reductions from some of the Company’s largest end customers in this end market. Revenue was also impacted by the phase-out of sales of lower margin products, consistent with a strategy adopted by the Company this fiscal year. This decline was partially offset by continued sales growth associated with new Analog Products and Technology (“APT”) products, as the Company continued to successfully broaden its APT product offerings.

Sales in the Industrial & Other market in the current period increased approximately $1.2 million, or 8%, in the three month period ended May 31, 2007 as market demand for SMSC’s embedded computing designs and embedded networking technology increased both as a result of new product offerings and market penetration. The Company expects that overall industrial market adoption rates of embedded technology and market penetration due to enhanced product offerings will increase in the future.

Intellectual property revenues include $3.0 million and $2.8 million in the three months ended May 31, 2007 and 2006, respectively, of payments received from Intel Corporation pursuant to the terms of a September 2003 business agreement.

Costs of Goods Sold

Costs of goods sold for the quarter ended May 31, 2007 was $38.9 million, or 47.6% of sales and revenues, as compared to $44.9 million, or 52.1% of sales and revenues, in the comparable prior year period. Excluding intellectual property revenues, costs of goods sold were 49.5% of product sales in the current year period compared to 53.9% in the same period last year. The decrease in costs of goods sold on a percentage basis in the current-year period compared to the prior-year results is primarily a result of ongoing cost reduction initiatives and the selective phase out of sales of lower margin products this fiscal year. Stock based compensation charges of $0.4 million are included in the current quarterly period as compared to a net credit of $0.5 million upon the adoption of SFAS 123R in the three month period ended May 31, 2006.

Research and Development Expenses

R&D expenses were $18.0 million, or 22.1% of sales and revenues, for the three months ended May 31, 2007 compared to $15.2 million, or approximately 17.6% of sales and revenues, for the three months ended May 31, 2006. Stock based compensation charges of $1.8 million are included in the current quarterly period as compared to a net credit of $0.3 million upon the adoption of SFAS 123R in the three month period ended May 31, 2006. In addition to the increase related to stock based compensation charges, R&D expenses also increased due to increased headcount to support further investment in new product development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $20.3 million, or approximately 24.9% of sales and revenues, for the quarter ended May 31, 2007, compared to $13.8 million, or approximately 16.0% of revenues, for the quarter ended May 31, 2006. Stock based compensation charges of $2.6 million are included in the current quarterly period as compared to a net credit of $1.8 million upon the adoption of SFAS 123R in the three month period ended May 31, 2006. In addition to the increase in stock based compensation charges, selling, general and administrative expenses also increased due to increased headcount and other infrastructure costs in support of business growth.

Amortization of Intangible Assets

Amortization expense was $1.6 million for the three month periods ended May 31, 2007 and 2006 and represents the amortization of finite-lived intangible assets acquired in the March 2005 OASIS transaction and the June 2002 Gain Technology Corporation (“Gain”) transaction.

Interest and Other Income (Expense)

The increase in interest income, from $1.1 million in the three month period ended May 31, 2006, to $1.4 million in the three month period ended May 31, 2007, respectively, primarily reflects the impact of higher average interest rates in the current year. Other income in the three month period ended May 31, 2007 included $0.3 million related to the sale of a claim against the estate in bankruptcy of one of the Company’s former customers.

Provision for Income Taxes

The Company’s effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses, and the impact of tax-exempt income and various income tax credits.

The provision for income taxes for the three month period ended May 31, 2007 was $1.3 million, or an effective income tax rate of 28.4% against $4.5 million of income before income taxes. This provision included the impact of $0.4 million from income tax credits and $0.4 million from tax exempt income.

The provision for income taxes for the three month period ended May 31, 2006 was $3.1 million, or an effective income tax rate of 26.5% against $11.7 million of income before income taxes. This tax rate was reduced 6.0% by the $0.7 million impact of utilizing a net operating loss in Germany which is not expected to recur or to benefit future periods.

LIQUIDITY & CAPITAL RESOURCES

The Company currently finances its operations through a combination of cash generated by operations and existing working capital resources.

The Company’s cash, cash equivalents and liquid investments (including investments in marketable securities with maturities in excess of one year, if any) were $169.8 million at May 31, 2007, compared to $160.0 million at February 28, 2007.

Operating activities provided $8.4 million of cash during the first three months of fiscal 2008, compared to $0.2 million of cash generated during the first three months of fiscal 2007. Comparative operating cash flows primarily reflect a substantial decrease in net inventory investment and income taxes payable, as well as substantial decreases in accounts payable and accounts receivable due to the overall decrease in sales volume and related activities relative to the first three months of fiscal 2007. In the three months ended May 31, 2007, approximately $1.2 million of cash was provided by a reduction in net inventories, compared to the three months ended May 31, 2006, in which approximately $7.3 million of cash was used for net inventory build. The Company is actively managing its inventory levels to minimize inventory investment while ensuring adequate supply and maximizing cost efficiency opportunities.

Investing activities consumed $19.2 million of cash during the three month period ended May 31, 2007, reflecting a $16.0 million increase of short-term investments and $3.2 million in capital expenditures. Capital expenditures were significantly lower than in the three month period ended May 31, 2006, which included expenditures for new test and other related production equipment, as well as the completion of the Hauppauge, New York headquarters building expansion.

Net cash provided by financing activities of $4.6 million during the three month period ended May 31, 2007, consisted of $5.0 million of proceeds from exercises of stock options and $0.3 million of excess tax benefits from stock-based compensation, partially offset by $0.6 million of payments under supplier financing arrangements.

Working capital increased $12.1 million, or 5.7%, to $224.4 million in the three month period ended May 31, 2007. Accounts receivable decreased slightly from $48.0 million at February 28, 2007 to $47.7 million at May 31, 2007. The Company’s inventories decreased slightly to $49.8 million at May 31, 2007, compared to $50.9 million at February 28, 2007.

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. In July 2000, the authorization was expanded from one million shares to two million shares and in July 2002 the authorization was expanded from two million shares to three million shares. As of May 31, 2007, the Company had repurchased approximately 2.2 million shares of common stock at a cost of $32.0 million under this program. No purchases were made during the first quarter of fiscal 2008.

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

COMMITMENTS AND CONTINGENCIES

United States Customs Liability Payment

On July 6, 2006 SMSC made a prior disclosure to the United States Commissioner of Customs (“Customs”) pursuant to 19 C.F.R. § 162.74 related to SMSC’s learning that in certain cases it has not declared the full value or costs of assists provided by SMSC to its foreign suppliers. SMSC conducted a comprehensive review of its customs entries over the past five years and determined the amount of the additional fees. SMSC filed with Customs on October 4, 2006 an updated disclosure, and tendered to Customs approximately $0.4 million for these prior periods.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (SMSC’s fiscal year ending February 28, 2009). We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for fiscal years beginning November 15, 2007 (SMSC’s fiscal year ending February 28, 2009). The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its financial position, results of operations and cash flows.

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

As of May 31, 2007, the Company’s $139.8 million of short-term investments consisted primarily of investments in auction rate securities, and investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold.

As with all fixed-income instruments, these securities are subject to interest rate risk and would likely decline in market value if market interest rates increase. However, if market interest rates were to increase immediately and uniformly by 10% from levels at May 31, 2007, the Company estimates that the fair values of these investments would decline by an immaterial amount, due to the portfolio’s relatively short-term overall maturity. Furthermore, the Company has the option to hold its fixed-income investments until maturity and, therefore, would not expect to realize any material adverse impact to its results from operations or cash flows from such a decline. Declines in market interest rates would, over time, reduce the Company’s interest income.

Equity Price Risk

The Company has no material investments in equity securities of other companies on its Consolidated Balance Sheet as of May 31, 2007.

Foreign Currency Risk

The Company has international sales and expenditures and is, therefore, subject to certain foreign currency rate exposures. The Company conducts a significant amount of its business in Asia. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company’s product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars. Most transactions in the Japanese market made by the Company’s subsidiary, SMSC Japan, are denominated in Japanese yen. SMSC Japan purchases a significant amount of its products for resale from SMSC in U.S. dollars, and from time to time has entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. No such contracts were executed during either fiscal 2007 or the first three months of fiscal 2008, and there are no obligations under any such contracts as of May 31, 2007. The Company has never received a cash dividend (repatriation of cash) from SMSC Japan.

OASIS’ operating activities in Europe include transactions conducted in both euros and U.S. dollars. The euro has been designated as OASIS’ functional currency for its European operations. From time to time, OASIS has entered into foreign currency contracts to minimize the exposure of its U.S. dollar denominated transactions, assets and liabilities to currency exchange rate risk. Gains or losses on these contracts are intended to offset the gains or losses recorded from the remeasurement of certain assets and liabilities from U.S. dollars into euros. No such contracts were executed during fiscal 2007 or during the first three months of fiscal 2008, and there are no obligations under any such contracts as of May 31, 2007. Gains and losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into euros were not significant during the three months ended May 31, 2007.

Item 4. —	Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2007, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

As of May 31, 2007 the Company was not aware of any pending or threatened litigation it believes is likely to have a material adverse effect on the Company.

Item 1.A. — Risk Factors

Readers of this Quarterly Report on Form 10-Q should carefully consider the risks described in the Company’s other reports filed or furnished with the SEC, including the Company’s prior and subsequent reports on Forms 10-K, 10-Q and 8-K, in connection with any evaluation of the Company’s financial position, results of operations and cash flows.

The risks and uncertainties described in the Company’s most recent Annual Report on Form 10-K, filed with the SEC as of April 30, 2007, are not the only ones facing the Company. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect the Company’s operations. Any of the risks, uncertainties, events or circumstances described below could cause the Company’s future financial condition, results of operations or cash flows to be adversely affected.

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

DATE: June 27, 2007

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