Form 10-Q
period 2007-08-31
STANDARD MICROSYSTEMS CORP
filed 2007-09-25
CIK 93384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007
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
(631) 435-6000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
     As of August 31, 2007 there were 23,350,585 shares of the registrant’s common stock outstanding.

PART I
Item 1. — Financial Statements
STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	August 31,	February 28,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,384	$36,255
Short-term investments	150,328	123,768
Accounts receivable, net	55,286	48,014
Inventories	42,646	50,873
Deferred income taxes	19,229	19,312
Other current assets	9,013	8,751

Total current assets	307,886	286,973

Property, plant and equipment, net	56,383	58,020
Goodwill	99,976	98,259
Intangible assets, net	37,824	40,256
Deferred income taxes	6,772	7,094
Other assets	3,265	3,037

TOTAL ASSETS	$512,106	$493,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,071	$25,617
Deferred income on shipments to distributors	15,452	12,752
Accrued expenses, income taxes and other liabilities	33,071	36,378

Total current liabilities	70,594	74,747

Deferred income taxes	8,087	10,100
Other liabilities	14,509	16,850
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	2,586	2,511
Additional paid-in capital	295,846	276,701
Retained earnings	153,628	139,657
Treasury stock, at cost	(41,325)	(32,038)
Accumulated other comprehensive income	8,181	5,111

Total shareholders’ equity	418,916	391,942

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$512,106	$493,639

See accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Product sales	$94,436	$93,834	$172,950	$177,126
Intellectual property revenues	3,086	2,829	6,119	5,681

	97,522	96,663	179,069	182,807
Costs and expenses:
Costs of goods sold (exclusive of amortization shown below)	47,879	52,359	86,730	97,273
Research and development	18,192	17,142	36,181	32,310
Amortization of intangible assets	1,652	1,591	3,293	3,160
Selling, general and administrative	21,718	18,159	41,990	31,962

Income from operations	8,081	7,412	10,875	18,102
Interest income	1,665	1,173	3,067	2,319
Interest expense	(89)	(111)	(174)	(144)
Other income (expense), net	52	9	410	(53)

Income before provision for income taxes	9,709	8,483	14,178	20,224
Provision for income taxes	428	2,756	1,695	5,864

Net income	$9,281	$5,727	$12,483	$14,360

Basic net income per share:	$0.40	$0.26	$0.54	$0.66

Diluted net income per share:	$0.38	$0.25	$0.52	$0.62

Weighted average common shares outstanding:
Basic	23,097	21,904	22,939	21,864
Diluted	24,160	22,784	24,010	23,005
See accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	August 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$12,483	$14,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,961	8,787
Excess tax benefits associated with stock-based compensation	(1,019)	(182)
Stock-based compensation	10,059	994
Deferred income taxes	(1,886)	207
Changes in operating assets and liabilities, net of business acquisition impact:
Accounts receivable	(6,516)	(14,202)
Inventories	8,510	(11,036)
Accounts payable, accrued expenses and other liabilities	(9,560)	2,536
Deferred income	2,700	3,520
Income taxes payable	(2,262)	1,602
Other changes, net	991	(1,132)

Net cash provided by operating activities	23,461	5,454

Cash flows from investing activities:
Capital expenditures	(5,337)	(12,506)
Acquisition of OASIS SiliconSystems Holding AG, net of cash acquired	—	(12,555)
Purchases of short-term investments	(348,965)	(239,685)
Sales of short-term investments	322,405	244,640

Net cash used in investing activities	(31,897)	(20,106)

Cash flows from financing activities:
Excess tax benefits associated with stock-based compensation	1,019	182
Proceeds from issuance of common stock	12,764	2,847
Purchases of treasury stock	(9,287)	(6,077)
Repayments of obligations under capital leases and notes payable	(1,185)	(628)

Net cash provided by (used in) financing activities	3,311	(3,676)

Effect of foreign exchange rate changes on cash and cash equivalents	254	(35)

Net decrease in cash and cash equivalents	(4,871)	(18,363)
Cash and cash equivalents at beginning of period	36,255	43,932

Cash and cash equivalents at end of period	$31,184	$25,569

See accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial information of Standard Microsystems Corporation and subsidiaries (“SMSC” or the “Company”) has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and reflects all adjustments, consisting only of normal recurring adjustments, which in management’s opinion are necessary to state fairly the Company’s financial position, results of operations and cash flows as of August 31, 2007 and for the three and six month periods ended August 31, 2007 and 2006. The February 28, 2007 balance sheet information has been derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
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
     The results of operations for the three and six-month periods ended August 31, 2007 are not necessarily indicative of results to be expected for the full fiscal year or any future periods.
     Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the fiscal 2008 presentation. Specifically, the Company had previously included rebates payable on product sales as a component of Accounts receivable, net in its consolidated balance sheets. Such rebates are now included as a component of Accrued expenses, income taxes and other liabilities. This change resulted in an increase in each of these balance sheet captions of $7.4 million as of February 28, 2007. The Condensed Consolidated Statement of Cash Flows for the six months ended August 31, 2006 has also been conformed to this change in presentation.
2. STOCK-BASED COMPENSATION
     The Company has several stock-based compensation plans in effect under which incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”) and stock appreciation rights (“SARs”) are granted to employees and directors. Stock options, RSAs and SARs are granted with exercise prices equal to the fair value of the underlying shares on the date of grant.
     The following table summarizes the stock-based compensation expense for stock options, RSAs and SARs under SFAS No. 123R (revised 2004), Share-Based Payments (“SFAS 123R”) included in our income from operations (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2007	2006	2007	2006
Costs of goods sold	$679	$317	$1,055	$(134)
Research and development	2,200	1,344	4,044	1,022
Selling, general and administrative	3,707	1,893	6,294	107

Stock-based compensation expense under SFAS 123R, before income tax benefit	6,586	3,554	11,393	994
Tax benefit	2,371	1,279	4,101	358

Stock-based compensation expense under SFAS 123R, after income tax benefit	$4,215	$2,275	$7,292	$636

Employee and Director Stock Option Plans
     Under the Company’s stock option plans, the Compensation Committee of the Board of Directors is authorized to grant options to purchase shares of common stock. The purpose of these plans is to promote the interests of the Company and its shareholders by providing officers, directors and key employees with additional incentives and the opportunity, through stock ownership, to better align their interests with the Company’s and enhance their personal interest in its continued success. Options under inducement plans may only be offered to new employees. Options are granted at prices not less than the fair market value on the date of grant. As of August 31, 2007, 630,620 shares of common stock were available for future grants of stock options, of which 491,478 shares can also be issued as restricted stock awards. The grant date fair values of stock options are recorded as compensation expense ratably over the vesting period of each award. Option awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant.
Stock option plan activity is summarized below (shares in thousands):

		Weighted
		Average	Weighted
	Fiscal	Exercise	Average
	2008	Prices	Contractual	Aggregate
	Shares	per Share	Term	Intrinsic Value
Options outstanding, March 1, 2007	4,302	$20.81
Granted	183	$34.08
Exercised	(707)	$18.12
Canceled or expired	(148)	$21.38

Options outstanding, August 31, 2007	3,630	$21.98	6.8	$50,833,810

Options exercisable, August 31, 2007	1,543	$18.93	5.2	$26,295,416
     The total remaining unrecognized compensation cost related to SMSC’s employee and director stock option plans is $22.6 million as of August 31, 2007. The weighted average period over which the cost is expected to be recognized is 2.24 years.
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
     The weighted average fair values per share of stock options granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2007	2006	2007	2006
Dividend yield	—	—	—	—
Expected volatility	52%	59%	52%	59%
Risk-free interest rates	4.41	5.06	4.41-4.59	4.59-5.06
Expective lives (in years)	4.46	4.42	4.46	4.42
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

     Restricted stock activity for the six months ended August 31, 2007 is set forth below (shares in thousands):

	Number of	Grant-Date
	Shares	Fair Value
Restricted stock shares outstanding, March 1, 2007	231	$22.71
Granted	48	$33.50
Canceled or expired	(3)	$26.66
Vested	(75)	$21.04

Restricted stock shares outstanding, August 31, 2007	201	$25.82

     The total unrecognized compensation cost related to SMSC’s restricted stock plans is $4.2 million as of August 31, 2007. The weighted average period over which the cost is expected to be recognized is 1.59 years.
Stock Appreciation Rights Plan
     In September 2004 and September 2006, the Company’s Board of Directors approved Stock Appreciation Rights (SAR) Plans (the “Plan”), the purpose of which is to attract, retain, reward and motivate employees and consultants to promote the Company’s best interests and to share in its future success. The Plan authorizes the Board’s Compensation Committee to grant up to four million SAR awards to eligible officers, employees and consultants. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of SMSC common stock over the award’s exercise price. Employee SAR awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant. In October 2005 and July 2006, the Company’s Board of Directors approved Director Stock Appreciation Rights Plans. The Company can grant up to 249,000 Director SARs under these plans. The exercise price of a SAR is equal to the closing market price of SMSC stock on the date of grant. Director SAR awards under the 2006 plan vest over a three year period for initial grants and over one year for annual grants, and expire no later than ten years from the date of grant.
     Activity under the Stock Appreciation Rights Plan is summarized below (shares in thousands):

		Weighted
		Average	Weighted
		Exercise	Average
	Fiscal 2008	Prices	Contractual	Aggregate
	Shares	per Share	Term	Intrinsic Value
SARs outstanding, March 1, 2007	2,775	$25.54
Granted	246	$33.83
Exercised	(99)	$18.53
Canceled or expired	(46)	$28.03

SARs outstanding, August 31, 2007	2,876	$26.44	8.38	$27,415,062

SARs exercisable, August 31, 2007	293	$20.17	7.00	$4,633,003

     The total unrecognized compensation cost related to SMSC’s stock appreciation rights plans is $31.4 million as of August 31, 2007. The weighted average period over which the cost is expected to be recognized is 1.68 years.

     The weighted average fair values per share of stock appreciation rights granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
Dividend yield	—	—	—	—
Expected volatility	52%	59%	52%	59%
Risk-free interest rates	4.55-4.87	4.86-4.92	4.55-4.87	4.86-4.97
Expected lives (in years)	1.54-4.44	2.75-4.55	1.54-4.44	2.75-4.55
3. INVESTMENTS
     Short-term investments consist of investments in obligations with maturities of between three and twelve months, at acquisition, and investments in auction rate securities. All of these investments are classified as available-for-sale. The costs of these short-term investments approximate their market values as of August 31, 2007 and February 28, 2007.
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

4. BALANCE SHEET DATA
     Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

	August 31,	February 28,
	2007	2007

Raw materials	$1,783	$2,307
Work-in-process	17,982	20,861
Finished goods	22,881	27,705

	$42,646	$50,873

     Property, plant and equipment consist of the following (in thousands):

	August 31,	February 28,
	2007	2007

Land	$578	$578
Buildings and improvements	32,643	32,303
Machinery and equipment	110,185	104,281

	143,406	137,162
Less: accumulated depreciation	(87,023)	(79,142)

	$56,383	$58,020

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
     The shares used in calculating basic and diluted net income per share for the Condensed Consolidated Income Statements included within this report are reconciled as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006
Average shares outstanding for basic net income per share	23,097	21,904	22,939	21,864
Dilutive effect of stock options and unvested restricted stock awards	1,063	880	1,071	1,141

Average shares outstanding for diluted net income per share	24,160	22,784	24,010	23,005

     Options covering 0.2 million and 1.1 million shares for the three-month periods ended August 31, 2007 and 2006, respectively, and 0.3 million and 0.9 million shares for the six-month periods ended August 31, 2007 and 2006, respectively, were excluded from the computation of average shares outstanding for diluted net income per share because their effect was antidilutive.

6. COMPREHENSIVE INCOME
     The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on equity investments classified as available-for-sale, and changes in minimum pension liability adjustments.
     The components of the Company’s comprehensive income for the three and six month periods ended August 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended		Six Months Ended August
	August 31,		31,
	2007	2006	2007	2006
Net income	$9,281	$5,727	$12,483	$14,360

Other comprehensive income:

Change in foreign currency translation adjustments	1,302	(701)	2,969	3,527
Change in unrealized gain on marketable equity securities, net of taxes	4	—	7	—
Change in minimum pension liability adjustment, net of taxes	47	5	94	(3)

Total comprehensive income	$10,634	$5,031	$15,553	$17,884

     The components of the Company’s accumulated other comprehensive income as of August 31, 2007 and February 28, 2007, net of taxes, were as follows (in thousands):

	August 31,	February 28,
	2007	2007
Unrealized gains and losses on investments	$(14)	$(21)
Foreign currency items	8,605	5,636
Minimum pension liability adjustment	(410)	(504)

Total accumulated other comprehensive income	$8,181	$5,111

7. BUSINESS RESTRUCTURING
     In December 2001, the Company announced a restructuring plan for its exit from the PC chipset business.
     The Company carried a reserve related to this restructuring of approximately $0.1 million and $0.2 million at August 31, 2007 and February 28, 2007, respectively, for future payments against previously reserved non-cancelable lease obligations, which will continue through their respective lease terms through August 2008.
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
     Intangible assets that are denominated in a functional currency other than the U.S. dollar have been translated into U.S. dollars using the exchange rate in effect on the reporting date. As of August 31, 2007 and February 28, 2007, the Company’s identifiable intangible assets consisted of the following (in thousands):

	August 31, 2007		February 28, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Purchased technologies	$39,396	$15,441	$38,846	$12,718
Customer relationships and contracts	11,321	3,492	10,988	2,709

Total — finite-lived intangible assets	50,717	18,933	49,834	15,427
Trademark and other	6,040	0	5,849	0

	$56,757	$18,933	$55,683	$15,427

          Total amortization expense recorded for finite-lived intangible assets was $1.7 million and $1.6 million for the three month periods ended August 31, 2007 and 2006, respectively, and $3.3 million and $3.2 million for the six-month periods ended August 31, 2007 and 2006, respectively .
     Estimated future finite-lived intangible asset amortization expense for the remainder of fiscal 2008 and thereafter is as follows (in thousands):

Period	Amount
Remainder of fiscal 2008	$3,294
Fiscal 2009	$5,817
Fiscal 2010	$5,559
Fiscal 2011	$5,559
Fiscal 2012	$5,559
Fiscal 2013 and thereafter	$5,995
9. INCOME TAXES
     Effective March 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. Under FIN 48, benefits associated with uncertain tax positions are recognized in the Company’s consolidated financial statements only when it is determined to be more likely than not that such positions would be sustained upon examination, based on technical merits. FIN 48 outlines a two-step approach to recognizing and measuring uncertain tax positions. If the weight of available evidence indicates that it is more likely than not (more than 50% likely) that a tax position would be sustained on examination (including resolution of related appeals or litigation processes, if any), the associated tax benefit is then measured as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
     Upon adoption, the Company reduced previously recorded tax reserves by approximately $1.5 million, accounting for such as a cumulative effect of a change in accounting principle that resulted in a corresponding increase to retained earnings. As of the date of adoption, the Company had approximately $3.3 million of liabilities for uncertain tax positions, consisting of $2.7 million of gross unrecognized tax benefits and $0.6 million in accrued interest and penalties. In the three and six month periods ended August 31, 2007, the Company increased its reserves for liabilities for uncertain tax positions by approximately $0.2 million and $0.3 million, respectively, in connection with credits expected to be taken in its fiscal 2008 U.S. federal income tax return. Substantially all such unrecognized tax benefits would be recorded as part of the provision for income taxes if realized in future periods. The Company does not currently anticipate that liabilities for uncertain tax positions will significantly increase or decrease on or prior to August 31, 2008, and all liabilities for uncertain tax positions are classified as long term and included in Other liabilities in the condensed consolidated balance sheet as of August 31, 2007.
     The Company will continue its policy of including interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of income. For the three and six month periods ended August 31, 2007, the Company provided an additional $0.1 million and $0.2 million, respectively, for interest and penalties.

     The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2003 (in the case of certain foreign tax returns, calendar year 2002).
     On July 6, 2007, the German federal government passed legislation substantially reducing national corporate tax rates, effective for companies as of the beginning of the first tax year ending in 2008 (for SMSC’s German operations, as of March 1, 2007). This legislation reduced the Company’s effective statutory rate applicable to taxable income in Germany from approximately 39% to 29.5%. The Company has net deferred tax liabilities in Germany, primarily relating to nondeductible goodwill and other intangible assets acquired in connection with the March 2005 acquisition of Oasis. SMSC’s consolidated tax provision for the three month period ended August 31, 2007 includes a one-time adjustment of approximately $2.1 million relating to the remeasurement of these deferred tax liabilities based on the change in the German corporate tax rate. This one-time adjustment is expected to reduce SMSC’s annual effective rate for fiscal 2008 by approximately 6%.
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
     The following table sets forth the components of the consolidated net periodic pension expense for the three and six month periods ended August 31, 2007 and 2006, respectively (in thousands):

	Three Months Ended
	August 31,		Six Months Ended August 31,
	2007	2006	2007	2006
Components of net periodic benefit costs:
Service cost — benefits earned during the period	$140	$91	$274	$183
Interest cost on projected benefit obligations	87	109	174	219
Amortization of net obligation	65	82	130	158

Net periodic pension expense	$292	$282	$578	$560

	August 31,	February 28,
	2007	2007
Amounts recognized in accumulated other comprehensive income:
Transition obligation	$474	$603
Net income	190	190
Prior service cost	5	5

Total amount recognized in accumulated other comprehensive income	$669	$798

     Annual benefit payments under these plans are expected to be approximately $0.6 million in fiscal 2008.
     Additionally, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing benefits under the Supplemental Executive Retirement Plan.
11. COMMON STOCK REPURCHASE PROGRAM
     In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. In July 2000, the authorization was expanded from one million shares to two million shares and in July 2002 the authorization was expanded from two million shares to three million shares. During the second quarter of fiscal 2008, 0.3 million shares were repurchased at a cost of $9.3 million. As of August 31, 2007, the Company had repurchased approximately 2.5 million shares of common stock at a cost of $41.3 million under this program.
12. OPERATING SEGMENT INFORMATION
     Because of the impact marketplace technology convergence has had on the management of the Company’s business and internal reporting, beginning with the quarter ending November 30, 2005 the Company now is deemed to operate in and report as one business segment — the design, development, and marketing of semiconductor integrated circuits. This change had no impact on the Company’s disclosures because it previously aggregated the results of operating segments into one reportable segment under the aggregation criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
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
OPTi, Inc. Patent Infringement Lawsuit
     On July 3, 2007, OPTi, Inc. (“OPTi”) filed a lawsuit in the United States District Court for the Eastern District of Texas against the Company, Advanced Micro Devices, Inc., Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., STMicroelectronics, Inc., and Via Technology, Inc. OPTi’s Complaint alleges that the Company’s Low Pin Count products infringe two patents and seeks unspecified damages (including treble damages for willful infringement), attorneys fees and injunctive relief. On September 5, 2007, the Company answered the Complaint, denying OPTi’s allegations and asserting counterclaims for declaratory judgments of invalidity, unenforceability and noninfringement of the two patents-in-suit. No discovery schedule or trial date has been set. The Company intends to vigorously defend against the allegations of OPTi’s Complaint.
14. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (SMSC’s fiscal year beginning March 1, 2008). We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for fiscal years beginning November 15, 2007 (SMSC’s fiscal year beginning March 1, 2008). The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its financial position, results of operations and cash flows.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2007
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
Description of Business
     Many of the world’s global technology companies rely upon SMSC as a resource for semiconductor system solutions that span analog, digital and mixed-signal technologies. Leveraging intellectual property, integration expertise and global infrastructure, SMSC solves design challenges and delivers performance, space, cost and time-to-market advantages to its customers. SMSC’s application focus targets key vertical markets including consumer electronics & infotainment, mobile & desktop PCs and industrial applications. The Company has developed leading technology positions, providing application-specific solutions such as analog/mixed-signal system controllers, non-PCI Ethernet, ARCNET, MOST® and Hi-Speed USB. Each of these technologies is increasingly sold into multiple end markets, and the underlying technology, intellectual property and processes are increasingly being re-used and recombined into new solutions.
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
     Further information regarding these policies appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, as filed with the SEC on April 30, 2007. During the six month period ended August 31, 2007, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies, other than the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. See Part I Item 1 — Financial Statements — Note 9, for further discussion on the Company’s adoption of FIN 48.
RESULTS OF OPERATIONS
Sales and Revenues
     SMSC’s sales and revenues are comprised of sales of products across three strategically targeted “vertical” end-markets, as well as intellectual property revenues (consisting of royalties and similar contractual payments), as presented in the following tables for the three and six-month periods ended August 31, 2007 and 2006 (dollars in millions):

	Three Months Ended August 31,
	2007		2006
	Amount	Percent	Amount	Percent
Consumer Electronics & Infotainment	$37.1	39%	$38.1	41%
Mobile & Desktop PC	43.5	46%	41.6	44%
Industrial & Other	13.8	15%	14.1	15%

Total Product Sales	94.4	100%	93.8	100%
Intellectual Property Revenues	3.1		2.9

Total Sales and Revenues	$97.5		$96.7

	Six Months Ended August 31,
	2007		2006
	Amount	Percent	Amount	Percent
Consumer Electronics & Infotainment	$68.0	39%	$69.1	39%
Mobile & Desktop PC	75.1	44%	79.0	45%
Industrial & Other	29.9	17%	29.0	16%

Total Product Sales	173.0	100%	177.1	100%
Intellectual Property Revenues	6.1		5.7

Total Sales and Revenues	$179.1		$182.8

     The Company’s sales and revenues for the three months ended August 31, 2007 were $97.5 million, consisting of $94.4 million of product sales and $3.1 million of intellectual property revenues. For the three months ended August 31, 2006 sales and revenues were $96.7 million, consisting of $93.8 million of product sales and $2.9 million of intellectual property revenues.
     The Company’s sales and revenues for the six months ended August 31, 2007 were $179.1 million, consisting of $173.0 million of product sales and $6.1 million of intellectual property revenues. For the six months ended August 31, 2006 sales and revenues were $182.8 million consisting of $177.1 million of product sales and $5.7 million of intellectual property revenues.
     Sales in the Consumer Electronics & Infotainment market decreased by approximately $1.0 million, or 3% in the quarter ended August 31, 2007 and by approximately $1.1 million, or 2% in the six-month period ended August 31, 2007 compared to the same periods in the prior year, primarily due to declines in Universal Serial Bus (“USB”) and Physical Layer Interface (“PLI”) product sales.
     Sales in the Mobile & Desktop PC market increased by approximately $1.9 million, or 5%, in the quarter ended August 31, 2007 and decreased $3.9 million, or 5% in the six month period ended August 31, 2007 compared to the same periods in the prior year. The increase in Mobile & Desktop PC sales for the quarter was primarily attributable to a rebound in demand from some of the Company’s largest end customers in this end market, as overall PC market conditions improved from the first quarter of fiscal 2008. For the six-month period, sales were unfavorably impacted by the phase-out of certain lower margin products, consistent with a strategy adopted by the Company this fiscal year. This decline was partially offset by continued sales growth associated with new Analog Products and Technology (“APT”) products, as the Company continued to successfully broaden its APT product offerings.
     Sales in the Industrial & Other market decreased approximately $0.3 million, or 2%, in the quarter ended August 31, 2007 compared to the same period in the prior year due to the timing of shipments. However, sales increased $0.9 million, or 3%, in the six-month period ended August 31, 2007 compared to the same period in the prior year as market demand for SMSC’s embedded computing designs and embedded networking technology increased both as a result of new product offerings and improved market penetration. The Company expects that overall industrial market adoption rates of embedded technology and market penetration due to enhanced product offerings will increase in the future.
     Intellectual property revenues include $3.0 million and $2.8 million in the three months ended August 31, 2007 and 2006, respectively, and $6.0 million and $5.5 million in the six months ended August 31, 2007 and 2006, respectively, of payments received from Intel Corporation pursuant to the terms of a September 2003 business agreement.
Costs of Goods Sold
     Costs of goods sold for the quarter ended August 31, 2007 was $47.9 million, or 49.1% of sales and revenues, as compared to $52.4 million, or 54.2% of sales and revenues, in the comparable prior year period. Excluding intellectual property revenues, costs of goods sold were 50.7% of product sales in the current year period compared to 55.8% in the same period last year. The decrease in costs of goods sold on a percentage basis in the current-year period compared to the prior-year results is primarily a result of ongoing cost reduction initiatives and the selective phase out of sales of lower margin products this fiscal year. Stock based compensation charges of $0.7 million are included in costs of goods sold in the current quarterly period as compared to a charge of $0.3 million in the three month period ended August 31, 2006.
     Costs of goods sold for the six-month period ended August 31, 2007 was $86.7 million, or 48.4% of sales and revenues, as compared to $97.3 million, or 53.2% of sales and revenues, in the same period last fiscal year. Excluding intellectual property revenues, costs of goods sold were 50.1% of product sales in the current year period compared to 54.9% in the same period last year

Stock based compensation charges of $1.1 million are included in the current six-month period as compared to a credit of $0.1 million in the six-month period ended August 31, 2006.
Research and Development Expenses
     R&D expenses were $18.2 million, or 18.7% of sales and revenues, for the three months ended August 31, 2007 compared to $17.1 million, or approximately 17.7% of sales and revenues, for the three months ended August 31, 2006. Stock based compensation charges of $2.2 million are included in the current quarterly period as compared to a charge of $1.3 million in the three month period ended August 31, 2006. Additionally, R&D expenses increased primarily due to increased headcount to support further investment in new product development.
     R&D expenses were $36.2 million, or 20.2% of revenues, for the six months ended August 31, 2007 compared to $32.3 million, or approximately 17.7% of revenues, for the six months ended August 31, 2006. Stock based compensation charges of $4.0 million are included in the current six-month period as compared to a charge of $1.0 million in the six-month period ended August 31, 2006.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $21.7 million, or approximately 22.3% of sales and revenues, for the quarter ended August 31, 2007, compared to $18.2 million, or approximately 18.8% of revenues, for the quarter ended August 31, 2006. Stock based compensation charges of $3.7 million are included in the current quarterly period as compared to a charge of $1.9 million in the three month period ended August 31, 2006. Selling, general and administrative expenses also increased due to increased headcount and other infrastructure costs in support of business growth.
     Selling, general and administrative expenses were $42.0 million, or approximately 23.4% of sales and revenues, for the six-month period ended August 31, 2007, compared to $32.0 million, or approximately 17.5% of sales and revenues, for the six-month period ended August 31, 2006. Stock based compensation charges of $6.3 million are included in the current six-month period as compared to a charge of $0.1 million in the six-month period ended August 31, 2006.
Amortization of Intangible Assets
     Amortization expense was $1.7 million and $3.3 million for the three and six month periods ended August 31, 2007 representing the amortization of finite-lived intangible assets acquired in the March 2005 OASIS transaction and the June 2002 Gain Technology Corporation (“Gain”) transaction. For the three and six month periods ended August 31, 2006, the Company recorded $1.6 million and $3.1 million, respectively, of amortization expenses for the finite-lived intangible assets acquired in the Oasis transaction and the Gain transaction.
Interest and Other Income (Expense)
     The increase in interest income, from $1.2 million and $2.3 million in the three and six-month periods ended August 31, 2006, to $1.7 million and $3.1 million in the three and six-month periods ended August 31, 2007, respectively, primarily reflects the impact of higher average invested balances and interest rates in the current year.
Provision for Income Taxes
     The Company’s effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses, and the impact of tax-exempt income and various income tax credits.
     The provision for income taxes for the three and six-month periods ended August 31, 2007 was $0.4 million and $1.7 million, respectively, for an effective income tax rate of 4.4% on $9.7 million and an effective income tax rate of 12.0%, on $14.2 million of income before income taxes, respectively.
     On July 6, 2007, the German federal government passed legislation substantially reducing national corporate tax rates, effective for companies as of the beginning of the first tax year ending in 2008 (for SMSC’s German operations, as of March 1, 2007). This legislation reduced the Company’s effective statutory rate applicable to taxable income in Germany from approximately 39% to 29.5%. The Company has net deferred tax liabilities in Germany, primarily relating to nondeductible goodwill and other intangible assets acquired in connection with the March 2005 acquisition of Oasis. SMSC’s consolidated tax provision for the three month period ended August 31, 2007 includes a one-time adjustment of approximately $2.1 million relating to the remeasurement of these deferred tax liabilities based on the change in the German corporate tax rate. This one-time adjustment is expected to reduce SMSC’s annual effective rate for fiscal 2008 by approximately 6%.
     The provision for income taxes for the three and six-month periods ended August 31, 2006 was $2.8 million and $5.9 million, respectively, for an effective income tax rate of 32.5% on $8.5 million and an effective income tax rate of 29.0%, on $20.2 million of income before income taxes, respectively. The tax provision for the six month period ended August 31, 2006 was reduced 3.5% by the $0.7 million utilization of a net operating loss in Germany.

LIQUIDITY & CAPITAL RESOURCES
     The Company currently finances its operations through a combination of cash generated by operations and existing working capital resources.
     The Company’s cash, cash equivalents and liquid investments (including investments in marketable securities with maturities in excess of one year, if any) were $181.7 million at August 31, 2007, compared to $160.0 million at February 28, 2007.
     Working capital increased $25.1 million, or 11.8%, to $237.3 million in the six month period ended August 31, 2007. Accounts receivable increased from $48.0 million at February 28, 2007 to $55.3 million at August 31, 2007. The Company’s inventories decreased to $42.6 million at August 31, 2007, compared to $50.9 million at February 28, 2007.
     Operating activities provided $23.5 million of cash during the first six months of fiscal 2008, compared to $5.5 million of cash generated during the first six months of fiscal 2007. Comparative operating cash flows primarily reflect a substantial decrease in net inventory investment, as well as substantial decreases in accounts payable and accounts receivable due to the overall decrease in sales volume and related activities relative to the first six months of fiscal 2007. In the six months ended August 31, 2007, approximately $8.5 million of cash was provided by a reduction in net inventories, compared to the six months ended August 31, 2006, in which approximately $11.0 million of cash was used for net inventory build. The Company is actively managing its inventory levels to minimize inventory investment while ensuring adequate supply and maximizing cost efficiency opportunities.
     Investing activities consumed $31.9 million of cash during the six month period ended August 31, 2007, reflecting a $26.6 million increase of short-term investments and $5.3 million in capital expenditures. Capital expenditures were significantly lower than in the six month period ended August 31, 2006, which included expenditures for new test and other related production equipment, as well as the completion of the Hauppauge, New York headquarters building expansion.
     Net cash provided by financing activities of $3.3 million during the six month period ended August 31, 2007, consisted of $12.8 million of proceeds from exercises of stock options and $1.0 million of excess tax benefits from stock-based compensation, offset by $9.3 million of treasury stock purchases and $1.2 million of payments under supplier financing arrangements. Net cash of $3.7 million used for financing activities during the first six months of fiscal 2007 included $6.1 million of treasury stock purchases and $0.6 million used in the repayment of long term financing, offset by $2.8 million of proceeds from exercises of stock options and $0.2 million of excess tax benefits from stock-based compensation.
     In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. In July 2000, the authorization was expanded from one million shares to two million shares and in July 2002 the authorization was expanded from two million shares to three million shares. As of August 31, 2007, the Company had repurchased approximately 2.5 million shares of common stock at a cost of $41.3 million under this program.
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

OPTi, Inc. Patent Infringement Lawsuit
     On July 3, 2007, OPTi, Inc. (“OPTi”) filed a lawsuit in the United States District Court for the Eastern District of Texas against the Company, Advanced Micro Devices, Inc., Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., STMicroelectronics, Inc., and Via Technology, Inc. OPTi’s Complaint alleges that the Company’s Low Pin Count products infringe two patents and seeks unspecified damages (including treble damages for willful infringement), attorneys fees, and injunctive relief. On September 5, 2007, the Company answered the Complaint, denying OPTi’s allegations and asserting counterclaims for declaratory judgments of invalidity, unenforceability and noninfringement of the two patents-in-suit. No discovery schedule or trial date has been set. The Company intends to vigorously defend against the allegations of OPTi’s Complaint.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (SMSC’s fiscal year beginning March 1, 2009). We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for fiscal years beginning November 15, 2007 (SMSC’s fiscal year beginning March 1, 2009). The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its financial position, results of operations and cash flows.

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
     As August 31, 2007, the Company’s $150.3 million of short-term investments consisted primarily of investments in auction rate securities, and investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold.
     As with all fixed-income instruments, these securities are subject to interest rate risk and would likely decline in market value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at August 31, 2007, the Company estimates that the fair values of these investments would decline by an immaterial amount, due to the portfolio’s relatively short-term overall maturity. Furthermore, the Company has the option to hold its fixed-income investments until maturity and, therefore, would not expect to realize any material adverse impact to its results from operations or cash flows from such a decline. Declines in market interest rates would, over time, reduce the Company’s interest income.
Equity Price Risk
     The Company has no material investments in equity securities of other companies on its Consolidated Balance Sheet as of August 31, 2007.
Foreign Currency Risk
     The Company has international sales and expenditures and is, therefore, subject to certain foreign currency rate exposures. The Company conducts a significant amount of its business in Asia. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company’s product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars. Most transactions in the Japanese market made by the Company’s subsidiary, SMSC Japan, are denominated in Japanese yen. SMSC Japan purchases a significant amount of its products for resale from SMSC in U.S. dollars, and from time to time has entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. No such contracts were executed during either fiscal 2007 or the first six months of fiscal 2008, and there are no obligations under any such contracts as of August 31, 2007. The Company has never received a cash dividend (repatriation of cash) from SMSC Japan.
     OASIS’ operating activities in Europe include transactions conducted in both euros and U.S. dollars. The euro has been designated as OASIS’ functional currency for its European operations. From time to time, OASIS has entered into foreign currency contracts to minimize the exposure of its U.S. dollar denominated transactions, assets and liabilities to currency exchange rate risk. Gains or losses on these contracts are intended to offset the gains or losses recorded from the remeasurement of certain assets and liabilities from U.S. dollars into euros. No such contracts were executed during either fiscal 2007 or the first six months of fiscal 2008, and there are no obligations under any such contracts as of August 31, 2007. Gains and losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into euros, were not significant during the three and six month periods ended August 31, 2007.
Item 4. — Controls and Procedures
     The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2007, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

     There have been no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
Item 1. Legal Proceedings
     On July 3, 2007, OPTi, Inc. (“OPTi”) filed a lawsuit in the United States District Court for the Eastern District of Texas against the Company, Advanced Micro Devices, Inc., Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., STMicroelectronics, Inc., and Via Technology, Inc. OPTi’s Complaint alleges that the Company’s Low Pin Count products infringe two patents and seeks unspecified damages (including treble damages for willful infringement), attorneys fees and injunctive relief. On September 5, 2007, the Company answered the Complaint, denying OPTi’s allegations and asserting counterclaims for declaratory judgments of invalidity, unenforceability and noninfringement of the two patents-in-suit. No discovery schedule or trial date has been set. The Company intends to vigorously defend against the allegations of OPTi’s Complaint.
Item 1.A. — Risk Factors
     Readers of this Quarterly Report on Form 10-Q should carefully consider the risks described in the Company’s other reports filed or furnished with the SEC, including the Company’s prior and subsequent reports on Forms 10-K, 10-Q and 8-K, in connection with any evaluation of the Company’s financial position, results of operations and cash flows.
     The risks and uncertainties described in the Company’s most recent Annual Report on Form 10-K, filed with the SEC as of April 30, 2007, are not the only ones facing the Company. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect the Company’s operations. Any of the risks, uncertainties, events or circumstances described therein could cause the Company’s future financial condition, results of operations or cash flows to be adversely affected.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
     (a) None.
     (b) None.
     (c) Issuer Purchases of Equity Securities.
     In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. In July 2000, the authorization was expanded from one million shares to two million shares and in July 2002 the authorization was expanded from two million shares to three million shares. During the second quarter of fiscal 2008, 0.3 million shares were repurchased at a cost of $9.3 million. As of August 31, 2007, the Company had repurchased approximately 2.5 million shares of common stock at a cost of $41.3 million under this program.

			Total
			Number of
			Shares	Maximum
	Total		Purchased as	Number of
	Number of	Average	Part of Publicly	Shares that
	Shares	Price per	Announced	may Yet be
Period	Purchased	Share	Plans	Purchased
July 2007	103,090	$33.92	103,090	651,826
August 2007	164,728	$35.15	164,728	487,098
Total	267,818	$34.67	267,818	487,098
Item 3. — Defaults Upon Senior Securities
     None.
Item 4. — Submission of Matters to a Vote of Security Holders

     On July 17, 2007 the Company held its annual meeting of stockholders. Mr. Timothy P. Craig and Mr. Ivan T. Frisch were elected as directors to serve until the Company’s 2010 annual meeting of stockholders. Messrs. Steven J. Bilodeau, Andrew M. Caggia, Peter F. Dicks and James A. Donahue continued as directors after the annual meeting. In addition to the election of directors, the stockholders also voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s registered independent public accounting firm. No other matters were considered at the annual meeting. Set forth below are the numbers of votes cast for, against, withheld and abstentions, for each matter considered at the annual meeting. There were no broker non-votes for any matter considered at the annual meeting.

	For	Against	Withheld	Abstentions
Election of Timothy P. Craig	20,874,015		390,013
Election of Ivan T. Frisch	20,780,316		483,712
Proposal to ratify the appointment of PricewaterhouseCoopers, LLP as the Company’s registered independent public accounting firm	21,200,331	55,249		8,447
Item 5. — Other Information
     Effective September 24, 2007 the Board of Directors of the Company (the “Board”) unanimously consented to amend the Company’s By-Laws to allow the Company to issue uncertificated shares to become eligible to participate in a direct registration program as required by amendments to NASDAQ listing requirements. In addition, for clarification purposes only, the By-Laws were also amended to explicitly authorize the Board and its committees to act by consent without a meeting by email or other forms of electronic transmission. The description of the amended By-laws is qualified in its entirety by the full text of that document, attached hereto as Exhibit 3.2 and incorporated herein by reference.
Item 6. — Exhibits

3.2	—	Amended and Restated By-Laws of Standard Microsystems Corporation, effective September 24, 2007.

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD MICROSYSTEMS CORPORATION

	By:	/s/ Joseph S. Durko (Signature)
Joseph S. Durko Vice President, Corporate Controller and Chief Accounting Officer (duly authorized officer)
DATE: September 25, 2007

EXHIBIT INDEX

Exhibit
No.		Description
3.2	—	Amended and Restated By-Laws of Standard Microsystems Corporation, effective September 24, 2007.

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.