Form 10-Q
period 2007-11-30
STANDARD MICROSYSTEMS CORP
filed 2007-12-21
CIK 93384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of November 30, 2007 there were 23,117,254 shares of the registrant’s common stock outstanding.

PART I
Item 1. — Financial Statements
STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	November 30,	February 28,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,691	$36,255
Short-term investments	152,934	123,768
Accounts receivable, net	56,268	48,014
Inventories	46,843	50,873
Deferred income taxes	19,681	19,312
Other current assets	11,445	8,751

Total current assets	324,862	286,973

Property, plant and equipment, net	59,455	58,020
Goodwill	104,511	98,259
Intangible assets, net	38,260	40,256
Deferred income taxes	2,574	7,094
Other assets	3,291	3,037

TOTAL ASSETS	$532,953	$493,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,864	$25,617
Deferred income on shipments to distributors	17,174	12,752
Accrued expenses, income taxes and other liabilities	33,885	36,378

Total current liabilities	82,923	74,747

Deferred income taxes	8,558	10,100
Other liabilities	13,065	16,850
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	2,611	2,511
Additional paid-in capital	305,918	276,701
Retained earnings	162,336	139,657
Treasury stock, at cost	(59,270)	(32,038)
Accumulated other comprehensive income	16,812	5,111

Total shareholders’ equity	428,407	391,942

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$532,953	$493,639

See accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Product sales	$101,653	$95,212	$274,603	$272,338
Intellectual property revenues	3,025	2,852	9,144	8,534

	104,678	98,064	283,747	280,872

Costs and expenses:
Costs of goods sold (exclusive of amortization shown below)	49,441	51,953	136,171	149,226
Research and development	18,570	17,565	54,751	49,875
Amortization of intangible assets	1,694	1,592	4,987	4,752
Selling, general and administrative	20,737	20,919	62,600	53,131

Income from operations	14,236	6,035	25,238	23,888
Interest income	2,039	1,162	5,105	3,481
Interest expense	(98)	(54)	(272)	(198)
Other expense, net	(1,563)	(236)	(1,279)	(40)

Income before provision for income taxes	14,614	6,907	28,792	27,131
Provision for income taxes	5,906	2,088	7,601	7,952

Net income	$8,708	$4,819	$21,191	$19,179

Basic net income per share:	$0.38	$0.22	0.92	$0.87

Diluted net income per share:	$0.36	$0.21	$0.88	$0.83

Weighted average common shares outstanding:
Basic	23,041	22,133	22,959	21,966
Diluted	24,131	23,368	24,038	23,153
See accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	November 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$21,191	$19,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,032	14,394
Excess tax benefits associated with stock-based compensation	(850)	(519)
Stock-based compensation	10,688	3,325
Deferred income taxes	1,494	335
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable	(6,360)	(7,946)
Inventories	4,920	(11,116)
Accounts payable, accrued expenses and other liabilities	705	5,368
Deferred income	4,422	519
Income taxes payable	(1,284)	889
Other changes, net	1,617	(1,722)

Net cash provided by operating activities	51,575	22,706

Cash flows from investing activities:
Capital expenditures	(11,443)	(22,704)
Acquisition of OASIS SiliconSystems Holding AG, net of cash acquired	—	(12,555)
Purchases of short-term investments	(528,771)	(389,110)
Sales of short-term investments	499,605	394,080

Net cash used in investing activities	(40,609)	(30,289)

Cash flows from financing activities:
Excess tax benefits associated with stock-based compensation	850	519
Proceeds from issuance of common stock	17,238	10,203
Purchases of treasury stock	(27,232)	(6,078)
Repayments of obligations under capital leases and notes payable	(1,854)	(982)

Net cash (used in) provided by financing activities	(10,998)	3,662

Effect of foreign exchange rate changes on cash and cash equivalents	1,468	(84)

Net increase (decrease) in cash and cash equivalents	1,436	(4,005)
Cash and cash equivalents at beginning of period	36,255	43,932

Cash and cash equivalents at end of period	$37,691	$39,927

See accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial information of Standard Microsystems Corporation and subsidiaries (“SMSC” or the “Company”) has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and reflects all adjustments, consisting only of normal recurring adjustments (except as noted below with respect to out-of-period adjustments), which in management’s opinion are necessary to state fairly the Company’s financial position as of November 30, 2007, results of operations for the three and nine-month periods ended November 30, 2007 and 2006 and cash flows for the nine month periods ended November 30, 2007 and 2006. The February 28, 2007 balance sheet information has been derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
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
     The results of operations for the three and nine month periods ended November 30, 2007 are not necessarily indicative of results to be expected for the full fiscal year or any future periods.
     Certain items in the prior years’ condensed consolidated financial statements have been reclassified to conform to the fiscal 2008 presentation. Specifically, the Company had previously included rebates payable on product sales as a component of Accounts receivable, net in its consolidated balance sheets. Such rebates are now included as a component of Accrued expenses, income taxes and other liabilities. This change resulted in an increase in each of these balance sheet captions of $7.4 million as of February 28, 2007. The Condensed Consolidated Statement of Cash Flows for the nine months ended November 30, 2006 has also been conformed to this change in presentation. In addition, the Company had previously included both realized and unrealized foreign currency transaction and remeasurement gains (losses) within selling, general and administrative expenses. Such amounts are now included as a component of other income (expense), net in the Condensed Consolidated Income Statements for all periods presented. This change resulted in an increase of $0.2 million and $0.0 million in other expenses and a corresponding decrease within selling, general and administrative expenses for the three and nine month periods ending November 30, 2006, respectively. The Company does not believe these changes in classification are material to the condensed consolidated income statements for all periods presented.
     During the third quarter of fiscal 2008, the Company identified errors of $1.3 million in its previously reported fiscal 2007 and 2008 consolidated income tax expense associated with the exercise of incentive stock options deemed to be disqualifying dispositions for U.S. income tax purposes (with a corresponding tax benefit to the Company), and an additional $0.4 million, net of tax, related to unrealized foreign exchange remeasurement losses (primarily on U.S. dollar cash balances held by the Company’s wholly-owned German subsidiary), both attributable to prior periods going back to the first quarter of fiscal 2007. The Company corrected these errors in the November 30, 2007 results, which had the effect of increasing consolidated income tax expense in the three and nine month periods ended November 30, 2007 by $1.5 million and $1.4 million, respectively, increasing other expense by $0.6 million and $0.5 million, respectively, and decreasing consolidated net income by $1.7 million and $1.5 million, respectively. The Company does not believe that these adjustments are material to the consolidated financial statements for any prior periods going back to the first quarter of fiscal 2007,or to estimated full year results of operations for fiscal 2008, and as a result, has not restated its consolidated financial statements for such prior periods.
2. STOCK-BASED COMPENSATION
     The Company has several stock-based compensation plans in effect under which incentive or non-qualified stock options (“stock options”), restricted stock awards (“RSAs”) and stock appreciation rights (“SARs”) are granted to employees and directors. Stock options, RSAs and SARs are granted with exercise prices equal to the fair value of the underlying shares on the date of grant.
     The following table summarizes the stock-based compensation expense for stock options, RSAs and SARs under SFAS No.123R (revised 2004), Share-Based Payments (“SFAS 123R”) included in our condensed consolidated income statements (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
Costs of goods sold	$475	$501	$1,530	$367
Research and development	2,955	1,880	6,999	2,901

Selling, general and administrative	1,772	3,033	8,065	3,140

Stock-based compensation expense under SFAS 123R, before income tax benefit	5,202	5,414	16,594	6,408
Tax benefit	1,873	1,743	5,974	2,063

Stock-based compensation expense under SFAS 123R, after income tax benefit	$3,329	$3,671	$10,620	$4,345

Employee and Director Stock Option Plans
     Under the Company’s various stock option plans, the Compensation Committee of the Board of Directors is authorized to grant options to purchase shares of common stock. The purpose of these plans is to promote the interests of the Company and its shareholders by providing officers, directors and key employees with additional incentives and the opportunity, through stock ownership, to better align their interests with the Company’s and enhance their personal interest in its continued success. Options under inducement plans may only be offered to new employees. Options are granted at prices not less than the fair market value on the date of grant. As of November 30, 2007, 611,803 shares of common stock were available for future grants of stock options, of which 489,471 shares can also be issued as restricted stock awards. The grant date fair values of stock options are recorded as compensation expense ratably over the vesting period of each award. Option awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant.
Stock option plan activity for the current year-to-date fiscal period is summarized below (shares in thousands):

		Weighted
		Average	Weighted
	Fiscal	Exercise	Average
	2008	Prices	Contractual	Aggregate
	Shares	per Share	Term	Intrinsic Value
Options outstanding at March 1, 2007	4,302	$20.81
Granted	214	$34.38
Exercised	(942)	$18.31
Canceled or expired	(173)	$22.11

Options outstanding at November 30, 2007	3,401	$22.29	6.6	$44,195,312

Options exercisable at November 30, 2007	1,538	$19.85	5.2	$23,728,069
     The total remaining unrecognized compensation cost related to SMSC’s employee and director stock option plans is $20.8 million as of November 30, 2007. The weighted average period over which the cost is expected to be recognized is 2.16 years.
     The Company recognizes compensation expense for options using the Black-Scholes option pricing model. The Black-Scholes model requires certain assumptions, judgments and estimates by the Company to determine fair value, including expected stock price volatility, risk-free interest rate, and expected life. The Company based the expected volatility on historical volatility. Additionally, the Company based the expected life of options granted on an actuarial model. There were no dividends expected to be paid on the Company’s common stock over the expected lives estimated.
     The weighted average fair values per share of stock options granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
Dividend yield	—	—	—	—
Expected volatility	52%	59%	52%	59%
Risk-free interest rates	3.59	4.6-4.7	3.59-4.59	4.59-5.06
Expective lives (in years)	4.46	4.42	4.46	4.42
Restricted Stock Awards
     The Company provides common stock awards to certain officers and key employees. The Company grants these awards, at its discretion, from the shares available under its 2001 and 2003 Stock Option and Restricted Stock Plans and its 2005 Inducement Stock Option and Restricted Stock Plan. The shares awarded typically vest in 25%, 25% and 50% increments on the first, second and third anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The grant date fair value of these shares at the date of award is recorded as compensation expense ratably as vested over the three-year periods from the respective award dates, as adjusted for forfeitures of unvested awards.
     Restricted stock activity for the current year-to-date fiscal period is set forth below (shares in thousands):

	Number of	Grant-Date
	Shares	Fair Value
Restricted stock shares outstanding at, March 1, 2007	231	$22.71
Granted	64	$34.72
Canceled or expired	(6)	$25.88
Vested	(87)	$22.05

Restricted stock shares outstanding at November 30, 2007	202	$26.68

     The total unrecognized compensation cost related to SMSC’s restricted stock plans is $4.2 million as of November 30, 2007. The weighted average period over which the cost is expected to be recognized is 1.57 years.
Stock Appreciation Rights Plans
     In September 2004 and September 2006, the Company’s Board of Directors approved Stock Appreciation Rights Plans (the “SARs Plans”), the purpose of which is to attract, retain, reward and motivate employees and consultants to promote the Company’s best interests and to share in its future success. The SARs Plans authorize the Board’s Compensation Committee to grant up to four million SARs awards to eligible officers, employees and consultants. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of SMSC common stock over the award’s exercise price. Employee SARs awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant. In October 2005 and July 2006, the Company’s Board of Directors approved Director Stock Appreciation Rights Plans. The Company can grant up to 249,000 Director SARs under these plans. The exercise price of SARs granted pursuant to these plans is equal to the closing market price of SMSC stock on the date of grant. Director SARs awards under the 2006 plan generally vest over a three year period for initial grants and over one year for annual grants, and expire no later than ten years from the date of grant.

     Activity under Stock Appreciation Rights Plans for the current year-to-date fiscal period is summarized below (shares in thousands):

		Weighted
		Average	Weighted
		Exercise	Average
	Fiscal 2008	Prices	Contractual	Aggregate
	Shares	per Share	Term	Intrinsic Value
SARs outstanding at March 1, 2007	2,775	$25.54
Granted	314	$34.86
Exercised	(334)	$18.97
Canceled or expired	(63)	$28.31

SARs outstanding at November 30, 2007	2,692	$27.38	8.26	$21,485,124

SARs exercisable at November 30, 2007	669	$24.61	7.67	$7,129,471

     The total unrecognized compensation cost related to SMSC’s stock appreciation rights plans is $25.5 million as of November 30, 2007. The weighted average period over which the cost is expected to be recognized is 1.93 years.
     The weighted average fair values per share of stock appreciation rights granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
Dividend yield	—	—	—	—
Expected volatility	52%	59%	52%	59%
Risk-free interest rates	3.34-3.54	4.67-4.85	3.34-4.87	4.67-4.85
Expected lives (in years)	1.29-4.40	2.25-4.34	1.29-4.44	2.25-4.34
3. INVESTMENTS
     Short-term investments consist of investments in obligations with maturities of between three and twelve months, at acquisition, and investments in auction rate securities. All of these investments are classified as available-for-sale. The costs of these short-term investments approximate their market values as of November 30, 2007 and February 28, 2007.
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

4. BALANCE SHEET DATA
     Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

	November 30,	February 28,
	2007	2007

Raw materials	$1,602	$2,307
Work-in-process	24,517	20,861
Finished goods	20,724	27,705

	$46,843	$50,873

     Property, plant and equipment consist of the following (in thousands):

	November 30,	February 28,
	2007	2007

Land	$578	$578
Buildings and improvements	32,698	32,303
Machinery and equipment	116,729	104,281

	150,005	137,162
Less: accumulated depreciation	(90,550)	(79,142)

	$59,455	$58,020

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
     The shares used in calculating basic and diluted net income per share for the Condensed Consolidated Income Statements included within this report are reconciled as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
Average shares outstanding for basic net income per share	23,041	22,133	22,959	21,966
Dilutive effect of stock options and unvested restricted stock awards	1,090	1,235	1,079	1,187

Average shares outstanding for diluted net income per share	24,131	23,368	24,038	23,153

     Options covering 0.0 million and 0.4 million shares for the three-month periods ended November 30, 2007 and 2006, respectively, and 0.2 million and 1.5 million shares for the nine month periods ended November 30, 2007 and 2006, respectively, were excluded from the computation of average shares outstanding for diluted net income per share because their effect was antidilutive.

6. COMPREHENSIVE INCOME
     The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on equity investments classified as available-for-sale, and changes in minimum pension liability adjustments.
     The components of the Company’s comprehensive income for the three and nine month periods ended November 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
Net income	$8,708	$4,819	$21,191	$19,179

Other comprehensive income:

Change in foreign currency translation adjustments	8,577	2,169	11,546	5,693
Change in unrealized gain on marketable equity securities, net of taxes	9	—	15	—
Change in minimum pension liability adjustment, net of taxes	47	8	140	6

Total comprehensive income	$17,341	$6,996	$32,892	$24,878

     The components of the Company’s accumulated other comprehensive income as of November 30, 2007 and February 28, 2007, net of taxes, were as follows (in thousands):

	November 30,	February 28,
	2007	2007
Unrealized gains and losses on investments	$(5)	$(21)
Foreign currency items	17,181	5,636
Minimum pension liability adjustment	(364)	(504)

Total accumulated other comprehensive income	$16,812	$5,111

7. BUSINESS RESTRUCTURING
     In December 2001, the Company announced a restructuring plan for its exit from the PC chipset business. The Company carried a reserve related to this restructuring of approximately $0.1 million and $0.2 million at November 30, 2007 and February 28, 2007, respectively, for future payments against previously reserved non-cancelable lease obligations, which will continue through their respective lease terms through August 2008.
8. GOODWILL AND INTANGIBLE ASSETS
     The Company’s March 2005 acquisition of OASIS SiliconSystems Holding AG and subsidiaries (“OASIS”) included the acquisition of $42.9 million of finite-lived intangible assets, an indefinite-lived trademark of $5.4 million, and goodwill of $67.8 million. The Company’s June 2002 acquisition of Tucson, Arizona-based Gain Technology Corporation included the acquisition of $7.1 million of finite-lived intangible assets and $29.4 million of goodwill, after adjustments.
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
     Intangible assets that are denominated in a functional currency other than the U.S. dollar have been translated into U.S. dollars using the exchange rate in effect on the reporting date. As of November 30, 2007 and February 28, 2007, the Company’s identifiable intangible assets consisted of the following (in thousands):

	November 30, 2007		February 28, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Purchased technologies	$40,866	$17,226	$38,846	$12,718
Customer relationships and contracts	12,210	4,275	10,988	2,709

Total — finite-lived intangible assets	53,076	21,501	49,834	15,427
Trademark and other	6,685	—	5,849	—

	$59,761	$21,501	$55,683	$15,427

     Total amortization expense recorded for finite-lived intangible assets was $1.7 million and $1.6 million for the three month periods ended November 30, 2007 and 2006, respectively, and $5.0 million and $4.8 million for the nine month periods ended November 30, 2007 and 2006, respectively         .
     Estimated future finite-lived intangible asset amortization expense for the remainder of fiscal 2008 and thereafter is as follows (in thousands):

Period	Amount
Remainder of fiscal 2008	$1,721
Fiscal 2009	$6,111
Fiscal 2010	$5,854
Fiscal 2011	$5,854
Fiscal 2012	$5,854
Fiscal 2013 and thereafter	$6,315
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
     Upon adoption, the Company reduced previously recorded tax reserves by approximately $1.5 million, accounting for such as a cumulative effect of a change in accounting principle that resulted in a corresponding increase to retained earnings. As of the date of adoption, the Company had approximately $3.3 million of liabilities for uncertain tax positions, consisting of $2.7 million of gross unrecognized tax benefits and $0.6 million in accrued interest and penalties. In the three and nine month periods ended November 30, 2007, the Company increased its reserves for liabilities for uncertain tax positions by approximately $0.03 million and $0.4 million, respectively, in connection with deductions and credits expected to be taken in its fiscal 2008 income tax returns. Substantially all such unrecognized tax benefits would be recorded as part of the provision for income taxes if realized in future periods. In the same time frame, the Company also decreased its reserves for uncertain U.S. federal tax positions by $1.1 million as a result of the expiration of the statute of limitations for the fiscal year ended February 29, 2004. The Company could not be assured that this period would be excluded from a current Internal Revenue Service audit for later fiscal year periods prior to the expiration of the statute of limitations. The Company does not currently anticipate that liabilities for uncertain tax positions will significantly increase or decrease on or prior to November 30, 2008, and all liabilities for uncertain tax positions are classified as long term and included in Other liabilities in the condensed consolidated balance sheet as of November 30, 2007.
     The Company will continue its policy of including interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of income. For the three and nine month periods ended November 30, 2007, the Company provided an additional $0.05 million and $0.19 million, respectively, for interest and penalties.

     The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2005 (in the case of certain foreign tax returns, calendar year 2002).
     On July 6, 2007, the German federal government passed legislation substantially reducing national corporate tax rates, effective for companies as of the beginning of the first tax year ending in 2008 (for SMSC’s German operations, as of March 1, 2007). This legislation reduced the Company’s effective statutory rate applicable to taxable income in Germany from approximately 39% to 29.5%. The Company has net deferred tax liabilities in Germany, primarily relating to identified intangible assets acquired in connection with the March 2005 acquisition of Oasis. SMSC’s consolidated tax provision for the nine month period ended November 30, 2007 includes a one-time adjustment of approximately $2.1 million relating to the remeasurement of these deferred tax liabilities based on the change in the German corporate tax rate. This one-time adjustment is expected to reduce SMSC’s annual effective rate for fiscal 2008 by approximately 5%.
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
     The following table sets forth the components of the consolidated net periodic pension expense for the three and nine month periods ended November 30, 2007 and 2006, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
Components of net periodic benefit costs:
Service cost — benefits earned during the period	$145	$92	$420	$275
Interest cost on projected benefit obligations	87	110	261	329
Amortization of net obligation	65	79	195	236

Net periodic pension expense	$297	$281	$876	$840

	November 30,	February 28,
	2007	2007
Amounts recognized in accumulated other comprehensive income:
Transition obligation	$409	$603
Net loss	190	190
Prior service cost	5	5

Total amount recognized in accumulated other comprehensive income	$604	$798

     Annual benefit payments under these plans are expected to be approximately $0.6 million in fiscal 2008.
     Additionally, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing benefits under the Supplemental Executive Retirement Plan.
11. COMMON STOCK REPURCHASE PROGRAM
     In November 2007, the Company’s Board of Directors authorized the repurchase of up to an additional one million shares, for a total of up to 4 million shares authorized under the common stock repurchase program first initiated in October 1998. Shares may be repurchased by the Company on the open market or in private transactions. In the third quarter of fiscal 2008, the Company repurchased 482,182 shares of treasury stock at an aggregate cost of $17.9 million. To date the Company has repurchased a total of 2,995,084 shares at an aggregate cost of $59.3 million.

private transactions. In the three and nine-month periods ended November 30, 2007, the Company repurchased 482,182 and 750,000 shares of treasury stock at a cost of $17.9 million and $27.2 million, respectively. To date the Company has repurchased a total of 2,995,084 shares at a cost of $59.3 million.
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
OPTi, Inc. Patent Infringement Lawsuit
     On July 3, 2007, OPTi, Inc. (“OPTi”) filed a lawsuit in the United States District Court for the Eastern District of Texas against the Company, Advanced Micro Devices, Inc., Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., STMicroelectronics, Inc. and Via Technology, Inc. OPTi’s Complaint alleges that the Company’s Low Pin Count products infringe two patents and seeks unspecified damages (including treble damages for willful infringement), attorneys fees and injunctive relief. On September 5, 2007, the Company answered the Complaint, denying OPTi’s allegations and asserting counterclaims for declaratory judgments of invalidity, unenforceability and noninfringement of the two patents-in-suit. No discovery schedule or trial date has been set, although a status and scheduling conference has been scheduled for January 8, 2008. The Company intends to vigorously defend against the allegations of OPTi’s Complaint.
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
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (SMSC’s fiscal year beginning March 1, 2009). Company is currently determining the impact of implementing SFAS 141R on our Consolidated Financial Statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin, or ARB No. 51, or SFAS 160. SFAS 160 establishes and expands accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (SMSC’s fiscal year beginning March 1, 2009). Company is currently determining the impact of implementing SFAS 160 on our Consolidated Financial Statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
Item 2. — Management’s Discussion and Analysis of Financial Conditions and Results of Operations
GENERAL
     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included in Part I Item 1. — Financial Statements, of this Quarterly Report on Form 10-Q (“Quarterly Report”) or “Form 10-Q” of Standard Microsystems Corporation (the “Company” or “SMSC”).
Forward-Looking Statements
     Portions of this report may contain forward-looking statements about expected future events and financial and operating results that involve risks and uncertainties. Words such as “believe,” “expect,” “anticipate” and similar expressions identify forward-looking statements. The underlying uncertainties may cause the Company’s actual future results to be materially different from those discussed in forward-looking statements. The Company’s risks and uncertainties include (but are not limited to) the timely development and market acceptance of new products; the impact of competitive products and pricing; the Company’s ability to procure capacity from suppliers and the timely performance of their obligations, the effects of changing economic conditions domestically and internationally and on its customers; relationships with and dependence on customers and growth rates in the personal computer, consumer electronics and embedded and automotive markets and with the Company’s sales channel; changes in customer order patterns, including order cancellations or reduced bookings; the effects of tariff, import and currency regulation; potential or actual litigation; and excess or obsolete inventory and variations in inventory valuation, among others. In addition, SMSC competes in the semiconductor industry, which has historically been characterized by intense competition, rapid technological change, cyclical market patterns, price erosion and periods of mismatched supply and demand.
     The Company’s forward looking statements are qualified in their entirety by the inherent risks and uncertainties surrounding future expectations and may not reflect the potential impact of any future acquisitions, mergers or divestitures. All forward-looking statements speak only as of the date hereof and are based upon the information available to SMSC at that time. Such statements are subject to change, and the Company does not undertake to update such statements, except to the extent required under applicable law and regulation. These and other risks and uncertainties, including potential liability resulting from pending or future litigation, are detailed from time to time in the Company’s reports filed with the United States Securities & Exchange Commission (“SEC”). Investors are advised to read the Company’s Annual Report on Form 10-K and quarterly reports on Form 10-Q as filed with the SEC, particularly those sections entitled “Risk Factors”, for a more complete discussion of these and other risks and uncertainties. Other cautionary statements concerning risks and uncertainties may also appear elsewhere in this report.
Description of Business
     Many of the world’s global technology companies rely upon SMSC as a resource for semiconductor system solutions that span analog, digital and mixed-signal technologies. Leveraging intellectual property, integration expertise and global infrastructure, SMSC solves design challenges and delivers performance, space, cost and time-to-market advantages to its customers. SMSC’s application focus targets key vertical markets including consumer electronics & infotainment, mobile & desktop PCs and industrial applications. The Company has developed leading technology positions, providing application-specific solutions such as analog/mixed-signal embedded controllers, non-PCI Ethernet, ARCNET, MOST® and Hi-Speed USB. Each of these technologies is increasingly sold into multiple end markets, and the underlying technology, intellectual property and processes are increasingly being re-used and re-combined into new solutions.
     SMSC is headquartered in Hauppauge, New York with operations in North America, Taiwan, Japan, Korea, Singapore, China and Europe. Engineering design centers are located in Arizona, New York, Texas and Karlsruhe, Germany. Additional information is available at www.smsc.com.

CRITICAL ACCOUNTING POLICIES & ESTIMATES
     This discussion and analysis of the Company’s financial condition and results of operations is based upon the unaudited condensed consolidated financial statements included in this report, which have been prepared in accordance with U.S. GAAP and SEC regulations for preparation of interim financial statements. The preparation of financial statements in conformity with U.S. GAAP and SEC regulations requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.
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
•	Revenue Recognition

•	Inventory Valuation

•	Valuation of Long-Lived Assets

•	Valuation of Share-Based Payments

•	Accounting for Income Taxes and Uncertain Tax Positions

•	Legal Contingencies
     Further information regarding these policies appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, as filed with the SEC on April 30, 2007. During the nine month period ended November 30, 2007, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies, other than the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. See Part I Item 1 — Financial Statements — Note 9, for further discussion on the Company’s adoption of FIN 48.
RESULTS OF OPERATIONS
Sales and Revenues
     SMSC’s sales and revenues are comprised of sales of products across three strategically targeted “vertical” end-markets, as well as intellectual property revenues (consisting of royalties and similar contractual payments), as presented in the following tables for the three and nine month periods ended November 30, 2007 and 2006 (dollars in millions):

	Three Months Ended November 30,
	2007		2006
	Amount	Percent	Amount	Percent
Consumer Electronics & Infotainment	$42.9	42%	$38.8	41%
Mobile & Desktop PC	42.8	42%	41.9	44%
Industrial & Other	16.0	16%	14.5	15%

Total Product Sales	101.7	100%	95.2	100%
Intellectual Property Revenues	3.0		2.9

Total Sales and Revenues	$104.7		$98.1

	Nine Months Ended November 30,
	2007		2006
	Amount	Percent	Amount	Percent
Consumer Electronics & Infotainment	$110.8	40%	$107.9	40%
Mobile & Desktop PC	117.9	43%	120.9	44%
Industrial & Other	45.9	17%	43.6	16%

Total Product Sales	274.6	100%	272.4	100%
Intellectual Property Revenues	9.1		8.5

Total Sales and Revenues	$283.7		$280.9

     The Company’s sales and revenues for the three months ended November 30, 2007 were $104.7 million, consisting of $101.7 million of product sales and $3.0 million of intellectual property revenues. For the three months ended November 30, 2006 sales and revenues were $98.1 million, consisting of $95.2 million of product sales and $2.9 million of intellectual property revenues.
     The Company’s sales and revenues for the nine months ended November 30, 2007 were $283.7 million, consisting of $274.6 million of product sales and $9.1 million of intellectual property revenues. For the nine months ended November 30, 2006 sales and revenues were $280.9 million consisting of $272.4 million of product sales and $8.5 million of intellectual property revenues.
     Sales in the Consumer Electronics & Infotainment market increased by approximately $4.1 million, or 11% in the quarter ended November 30, 2007 and by approximately $2.9 million, or 3% in the nine month period ended November 30, 2007 compared to the same periods in the prior year. The increase is primarily due to an increase in Ethernet & USB 2.0 products supporting industry standard interfaces, well suited for consumer electronics devices such as mobile phones, portable media players, set-top boxes and GPS navigation systems.
     Sales in the Mobile & Desktop PC market increased by approximately $0.9 million, or 2%, in the quarter ended November 30, 2007 and decreased $3.0 million, or 2% in the nine month period ended November 30, 2007 compared to the same periods in the prior year. The increase in Mobile & Desktop PC sales for the quarter was primarily attributable to a rebound in demand from some of the Company’s largest customers in this end market, as overall PC market conditions improved from the first quarter of fiscal 2008. For the nine month period, sales were unfavorably impacted by the phase-out of certain lower margin products, consistent with a strategy adopted by the Company this fiscal year. This decline was partially offset by continued sales growth associated with new Analog Products and Technology (“APT”) products, as the Company continued to successfully broaden its APT product offerings.
     Sales in the Industrial & Other market increased approximately $1.5 million, or 10%, in the quarter ended November 30, 2007 compared to the same period in the prior year. Sales increased $2.3 million, or 5%, in the nine month period ended November 30, 2007 compared to the same period in the prior year as market demand for SMSC’s embedded computing designs and embedded networking technology increased both as a result of new product offerings and improved market penetration.
     Intellectual property revenues include $3.0 million and $2.8 million in the three months ended November 30, 2007 and 2006, respectively, and $9.0 million and $8.3 million in the nine months ended November 30, 2007 and 2006, respectively, of payments received from Intel Corporation pursuant to the terms of a September 2003 business agreement.

Costs of Goods Sold
     Costs of goods sold for the quarter ended November 30, 2007 was $49.4 million, or 47% of sales and revenues, as compared to $52.0 million, or 53% of sales and revenues, in the comparable prior year period. Excluding intellectual property revenues, costs of goods sold were 49% of product sales in the current year period compared to 55% in the same period last year. The decrease in costs of goods sold on a percentage basis in the current-year period compared to the prior-year results is primarily a result of ongoing cost reduction initiatives and the selective phase out of sales of lower margin products this fiscal year. Stock based compensation charges of $0.5 million are included in costs of goods sold in the three month periods ended November 30, 2006 and 2007.
     Costs of goods sold for the nine month period ended November 30, 2007 was $136.2 million, or 48% of sales and revenues, as compared to $149.2 million, or 53% of sales and revenues, in the same period last fiscal year. Excluding intellectual property revenues, costs of goods sold were 50% of product sales in the current year period compared to 55% in the same period last year. Stock based compensation charges of $1.5 million are included in the current nine month period as compared $0.4 million in the nine month period ended November 30, 2006.
Research and Development Expenses
     R&D expenses were $18.6 million, or 18% of sales and revenues, for the three months ended November 30, 2007 compared to $17.6 million, or approximately 18% of sales and revenues, for the three months ended November 30, 2006. Stock based compensation charges of $3.0 million are included in the current quarterly period as compared to a charge of $1.9 million in the three month period ended November 30, 2006. Additionally R&D expenses increased due to further investment in new product development.
     R&D expenses were $54.8 million, or 19% of revenues, for the nine months ended November 30, 2007 compared to $49.9 million, or approximately 18% of revenues, for the nine months ended November 30, 2006. Stock based compensation charges of $7.0 million are included in the current nine month period as compared to a charge of $2.9 million in the nine month period ended November 30, 2006.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $20.7 million, or approximately 20% of sales and revenues, for the quarter ended November 30, 2007, compared to $20.9 million, or approximately 21% of revenues, for the quarter ended November 30, 2006. Stock based compensation charges of $1.8 million are included in the current quarterly period as compared to a charge of $3.0 million in the three month period ended November 30, 2006. Offsetting this decrease in stock based compensation charges were increases in selling, general, and administrative expenses due to infrastructure costs in support of business growth.
     Selling, general and administrative expenses were $62.6 million, or approximately 22% of sales and revenues, for the nine month period ended November 30, 2007, compared to $53.1 million, or approximately 19% of sales and revenues, for the nine month period ended November 30, 2006. Stock based compensation charges of $8.1 million are included in the current nine month period as compared to a charge of $3.1 million in the nine month period ended November 30, 2006.
Amortization of Intangible Assets
Amortization expense was $1.7 million and $5.0 million for the three and nine month periods ended Novembr 30, 2007 representing the amortization of finite-lived intangible assets acquired in the March 2005 OASIS transaction and the June 2002 Gain Technology Corporation (“Gain”) transaction. For the three and nine month periods ended November 30, 2006, the Company recorded $1.6 million and $4.8 million of amortization expenses for finite-lived intangible assets acquired in the OASIS transaction and the Gain transaction, respectively.
Interest and Other Income (Expense)
     The increase in interest income, from $1.2 million and $3.5 million in the three and nine month periods ended November 30, 2006, to $2.0 million and $5.1 million in the three and nine month periods ended November 30, 2007, respectively, primarily reflects the impact of higher average invested balances and interest rates in the current year. Other expenses increased from $0.2 million and zero for the three and nine month periods ended November 30, 2006 to $1.6 million and $1.3 million for the three and nine month periods ended November 30, 2007. This increase in expense was due to unrealized foreign currency losses experienced due to the weakening of the US dollar when compared to the Euro and the Japanese Yen over these time periods. The Company had previously included both realized and unrealized foreign currency transaction gains (losses) and remeasurement gains (losses) within selling, general and administrative expenses. Such amounts are now included as a component of other income (expense), net in the Condensed Consolidated Income Statements for all periods presented.
Out-of-Period Adjustments
During the third quarter of fiscal 2008, the Company identified errors of $1.3 million in its fiscal 2007 and 2008 consolidated income tax expense associated with the exercise of incentive stock options deemed to be disqualifying dispositions for U.S. income tax purposes (with a corresponding tax benefit to the Company) and an additional $0.4 million, net of tax, related to unrealized foreign exchange remeasurement losses (primarily on U.S. dollar cash balances held by the Company’s wholly-owned German subsidiary), both attributable to prior periods going back to the first quarter of fiscal 2007. The Company corrected these errors in the November 30, 2007 results, which had the effect of increasing consolidated income tax expense in the three and nine month periods ended November 30, 2007 by $1.5 million and $1.4 million, respectively, increasing other expense by $0.6 million and $0.5 million, respectively, and decreasing consolidated net income by $1.7 million and $1.5 million, respectively. The Company does not believe that these adjustments are material to the consolidated financial statements for any prior periods going back to the first quarter of fiscal 2007 or to estimated full year results of operations for fiscal 2008, and as a result, has not restated its consolidated financial statements for such prior quarterly or annual fiscal periods.
Provision for Income Taxes
     The Company’s effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses, and the impact of tax-exempt income and various income tax credits.
     The provision for income taxes for the three and nine month periods ended November 30, 2007 was $5.9 million and $7.6 million, respectively, for an effective income tax rate of 40.4%, on $14.6 million of income before taxes and an effective income tax rate of 26.4%, on $28.8 million of income before income taxes, respectively. These provision amounts include the impact of the incentive stock option adjustments outlined in the Out-of-Period adjustments section detailed above.
     On July 6, 2007, the German federal government passed legislation substantially reducing national corporate tax rates, effective for companies as of the beginning of the first tax year ending in 2008 (for SMSC’s German operations, as of March 1, 2007). This legislation is expected to reduce the Company’s effective statutory rate applicable to taxable income in Germany from approximately 39.0% to 29.5%. The Company has net deferred tax liabilities in Germany, primarily relating to nondeductible goodwill and other intangible assets acquired in connection with the March 2005 acquisition of Oasis. SMSC’s consolidated tax provision for the nine month period ended November 30, 2007 includes a one-time adjustment of approximately $2.1 million relating to the remeasurement of these deferred tax liabilities based on the change in the German corporate tax rate. This one-time adjustment is expected to reduce SMSC’s annual effective rate for fiscal 2008 by approximately 5%.
     The provision for income taxes for the three and nine month periods ended November 30, 2006 was $2.1 million and $8.0 million, respectively, for an effective income tax rate of 30.2% on $6.9 million of income before taxes and an effective income tax rate of 29.3%, on $27.1 million of income before income taxes, respectively. The tax provision for the nine month period ended November 30, 2006 was reduced 6.0% by the $0.7 million utilization of a net operating loss in Germany.

LIQUIDITY & CAPITAL RESOURCES
     The Company currently finances its operations through a combination of cash generated by operations and existing working capital resources.
     The Company’s cash, cash equivalents and liquid investments (including investments in marketable securities with remaining short-term maturities) were $190.6 million at November 30, 2007, compared to $160.0 million at February 28, 2007.
     Working capital increased $29.7 million, or 14%, to $241.9 million in the nine month period ended November 30, 2007. Accounts receivable increased from $48.0 million at February 28, 2007 to $56.3 million at November 30, 2007. The Company’s inventories decreased to $46.8 million at November 30, 2007, compared to $50.9 million at February 28, 2007.
     Operating activities provided $51.6 million of cash during the first nine months of fiscal 2008, compared to $22.7 million of cash generated during the first nine months of fiscal 2007. Comparative operating cash flows primarily reflect a decrease in net inventory investment, as well as increases in accounts payable and deferred income due to the overall increase in sales volume and related activities relative to the first nine months of fiscal 2007. In the nine months ended November 30, 2007, approximately $4.9 million of cash was provided by a reduction in net inventories, compared to the nine months ended November 30, 2006, in which approximately $11.1 million of cash was used for net inventory build. The Company is actively managing its inventory levels to minimize inventory investment while ensuring adequate supply and maximizing cost efficiency opportunities.
     Investing activities consumed $40.6 million of cash during the nine month period ended November 30, 2007, reflecting a $29.2 million increase of short-term investments and $11.4 million in capital expenditures. Capital expenditures were significantly lower than in the nine month period ended November 30, 2006, which included expenditures for new test and other related production equipment, as well as the completion of the Hauppauge, New York headquarters building expansion.
     Net cash used by financing activities of $11.0 million during the nine month period ended November 30, 2007, consisted of $17.2 million of proceeds from exercises of stock options and $0.9 million of excess tax benefits from stock-based compensation, offset by $27.2 million of treasury stock purchases and $1.9 million of payments under supplier financing arrangements. Net cash of $3.7 million provided by financing activities during the first nine months of fiscal 2007 included $6.1 million of treasury stock purchases and $1.0 million used in repayment of long term financing, offset by $10.2 million of proceeds from exercises of stock options and $0.5 million of excess tax benefits from stock-based compensation.
     On November 8, 2007 the Company’s Board of Directors approved an additional one million shares of treasury stock that could be purchased under the Company’s common stock repurchase program, increasing the Company’s total authorization to repurchase shares to four million shares since the program’s inception. As of November 30, 2007, the Company had repurchased approximately 3.0 million shares of common stock at a cost of $59.3 million under this program.
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

OPTi, Inc. Patent Infringement Lawsuit
     On July 3, 2007, OPTi, Inc. (“OPTi”) filed a lawsuit in the United States District Court for the Eastern District of Texas against the Company, Advanced Micro Devices, Inc., Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., STMicroelectronics, Inc., and Via Technology, Inc. OPTi’s Complaint alleges that the Company’s Low Pin Count products infringe two patents and seeks unspecified damages (including treble damages for willful infringement), attorneys fees and injunctive relief. On September 5, 2007, the Company answered the Complaint, denying OPTi’s allegations and asserting counterclaims for declaratory judgments of invalidity, unenforceability and noninfringement of the two patents-in-suit. No discovery schedule or trial date has been set, although a status and scheduling conference has been scheduled for January 8, 2008. The Company intends to vigorously defend against the allegations of OPTi’s Complaint.
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
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (SMSC’s fiscal year beginning March 1, 2009). Company is currently determining the impact of implementing SFAS 141R on our Consolidated Financial Statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin, or ARB No. 51, or SFAS 160. SFAS 160 establishes and expands accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (SMSC’s fiscal year beginning March 1, 2009). Company is currently determining the impact of implementing SFAS 160 on our Consolidated Financial Statements.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     The Company’s exposure to interest rate risk relates primarily to its short-term investment portfolio. The primary objective of SMSC’s investment portfolio management is to invest available cash while preserving principal and meeting liquidity needs. In accordance with the Company’s investment policy, investments are placed with high credit-quality issuers and the amount of credit exposure to any one issuer is limited.
     As November 30, 2007, the Company’s $152.9 million of short-term investments consisted primarily of investments in auction rate securities, and investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold.
     As with all fixed-income instruments, these securities are subject to interest rate risk and would likely decline in market value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at November 30, 2007, the Company estimates that the fair values of these investments would decline by an immaterial amount, due to the portfolio’s relatively short-term overall maturity. Furthermore, the Company has the option to hold its fixed-income investments until maturity and, therefore, would not expect to realize any material adverse impact to its results from operations or cash flows from such a decline. Declines in market interest rates would, over time, reduce the Company’s interest income.
Equity Price Risk
     The Company has no material investments in equity securities of other companies other than its wholly-owned, consolidated subsidiaries as of November 30, 2007.
Foreign Currency Risk
     The Company has international operations and is therefore subject to certain foreign currency rate exposures. The Company conducts a significant amount of its business in Asia. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company’s product sales and all of its transactions with its foundry, test and assembly vendors are denominated in U.S. dollars. The Company’s most significant foreign subsidiaries, SMSC Japan and SMSC Europe, purchase a significant amount of their products for resale from SMSC’s U.S. based operations in U.S. dollars, and from time to time have entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. No such contracts were executed during either fiscal 2007 or the first nine months of fiscal 2008, and there are no obligations under any such contracts as of November 30, 2007. The Company has never received a cash dividend (repatriation of cash) from SMSC Japan nor from SMSC Europe in recent past (and not since the acquisition of OASIS in March 2005).
     OASIS’ operating activities in Europe include transactions conducted in both euros and U.S. dollars. The euro has been designated as OASIS’ functional currency for its European operations. From time to time, OASIS has entered into foreign currency contracts to minimize the exposure of its U.S. dollar denominated transactions, assets and liabilities to currency exchange rate risk. Gains or losses on these contracts are intended to offset the gains or losses recorded from the remeasurement of certain assets and liabilities from U.S. dollars into euros. No such contracts were executed during either fiscal 2007 or the first nine months of fiscal 2008, and there are no obligations under any such contracts as of November 30, 2007. Gains and losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into euros, were $1.0 million and $1.2 million during the three and nine month periods ended November 30, 2007, respectively.
Item 4. — Controls and Procedures
     The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2007, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
     There have been no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
Item 1. Legal Proceedings
     On July 3, 2007, OPTi, Inc. (“OPTi”) filed a lawsuit in the United States District Court for the Eastern District of Texas against the Company, Advanced Micro Devices, Inc., Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., STMicroelectronics, Inc., and Via Technology, Inc. OPTi’s Complaint alleges that the Company’s Low Pin Count products infringe two patents and seeks unspecified damages (including treble damages for willful infringement), attorneys fees and injunctive relief. On September 5, 2007, the Company answered the Complaint, denying OPTi’s allegations and asserting counterclaims for declaratory judgments of invalidity, unenforceability and noninfringement of the two patents-in-suit. No discovery schedule or trial date has been set, although a status and scheduling conference has been scheduled for January 8, 2008. The Company intends to vigorously defend against the allegations of OPTi’s Complaint.
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
          (b) None.
          (c) Issuer Purchases of Equity Securities.
     In November 2007, the Company’s Board of Directors authorized the repurchase of up to an additional one million shares, for a total of up to 4 million shares authorized under the common stock repurchase program first initiated in October 1998. Shares may be repurchased by the Company on the open market or in private transactions. In the third quarter of fiscal 2008, the Company repurchased 482,182 shares of treasury stock at an aggregate cost of $17.9 million. To date the Company has repurchased a total of 2,995,084 shares at an aggregate cost of $59.3 million.

			Total
			Number of
			Shares	Maximum
	Total		Purchased as	Number of
	Number of	Average	Part of Publicly	Shares that
	Shares	Price per	Announced	may Yet be
Period	Purchased	Share	Plans	Purchased
September 2007	179,305	$37.31	179,305	307,793
October 2007	134,281	$38.67	134,281	173,512
November 2007	168,596	$35.96	168,596	1,004,916 *
Total	482,182	$37.22	482,182
*   An additional 1 million shares were authorized for repurchase on November 8, 2007.

Item 3. — Defaults Upon Senior Securities
          None.
Item 4. — Submission of Matters to a Vote of Security Holders
          None.
Item 5. — Other Information
          None.
Item 6. — Exhibits

10.1*	—	Amendments of the 1993 Stock Option Plan for Officers and Key Employees, 1994 Stock Option Plan for Officers and Key Employees, 1996 Stock Option Plan for Officers and Key Employees, 1998 Stock Option Plan for Officers and Key Employees, 1999 Stock Option Plan for Officers and Key Employees, 2000 Stock Option Plan for Officers and Key Employees, 2001 Stock Option and Restricted Stock Plan of Standard Microsystems Corporation, 2003 Stock Option and Restricted Stock Plan and 2005 Inducement Stock Option and Restricted Stock Plan of Standard Microsystems Corporation.

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(Signature)

Joseph S. Durko Vice President, Corporate Controller and Chief Accounting Officer (duly authorized officer)
DATE: December 21, 2007

EXHIBIT INDEX

Exhibit
No.		Description

10.1*	—	Amendments of the 1993 Stock Option Plan for Officers and Key Employees, 1994 Stock Option Plan for Officers and Key Employees, 1996 Stock Option Plan for Officers and Key Employees, 1998 Stock Option Plan for Officers and Key Employees, 1999 Stock Option Plan for Officers and Key Employees, 2000 Stock Option Plan for Officers and Key Employees, 2001 Stock Option and Restricted Stock Plan of Standard Microsystems Corporation, 2003 Stock Option and Restricted Stock Plan and 2005 Inducement Stock Option and Restricted Stock Plan of Standard Microsystems Corporation.

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Indicates a management or compensatory plan or arrangement.