Form 10-K
period 2008-02-29
STANDARD MICROSYSTEMS CORP
filed 2008-04-29
CIK 93384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2008
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-7422

STANDARD MICROSYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	11-2234952 (I.R.S. Employer Identification Number)
80 Arkay Drive Hauppauge, New York (Address of principal executive offices)	11788-3728 (Zip Code)

Registrant’s telephone number, including area code:

(631) 435-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.10 par value	The NASDAQ Global Select Market*

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of voting stock held by non-affiliates of the registrant as of August 31, 2007, based upon the closing price of the common stock as reported by The NASDAQ Global Select Market* on such date, was approximately $822,363,126

Number of shares of common stock outstanding as of March 31, 2008 22,722,128

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III of this report on Form 10-K.

PART I

Item 1. —	Business

General Description of the Business

Standard Microsystems Corporation (the “Company” or “SMSC”) a Delaware corporation founded in 1971, designs and sells a wide variety of silicon-based integrated circuits that are primarily utilizing analog or mixed-signal technologies. The Company’s integrated circuits and systems provide a wide variety of signal processing attributes that are incorporated by its globally diverse customers into end products in the Consumer Electronics & Infotainment, the Mobile & Desktop PC, and Industrial & Other markets. These products generally provide connectivity, networking, or input/output control solutions for a variety of high-speed communication, computer and related peripheral, consumer electronics, industrial control system, or auto infotainment applications. The market for these solutions is increasingly diverse, and the Company’s various technologies are increasingly used in various combinations and in alternative applications.

SMSC’s integrated circuits and systems provide numerous signal processing attributes that are incorporated by its globally diverse customers into a range of end products in the consumer electronics and infotainment, mobile and desktop personal computer (“PC”) and industrial markets.

SMSC’s semiconductor products generally enable the transfer or networking of data and multimedia content, embedded control of power and wake/sleep functions, and environmental sensing, fan control and human interface solutions for a variety of computing, consumer electronics, industrial, or automotive infotainment applications.

SMSC has what is commonly referred to as a “fabless” business model, meaning that the Company does not own the manufacturing assets to make the silicon wafer-based integrated circuits or to package them, but rather has these manufactured by other companies to its specifications and incorporating its designs. The Company performs a large portion of its product testing at its Hauppauge, New York facility (on all products except for testing of its automotive infotainment products).

SMSC’s business is based on substantial intangible intellectual property assets consisting of patented technology, or access to market peer technology, as well as extensive experience in integrating designs into systems, the ability to work closely with customers to solve technology application challenges, to develop products that satisfy market needs and the ability to efficiently manage its global network of suppliers. These attributes allow SMSC to provide technical performance, cost, or time-to-market advantages to its customers and to develop leadership positions in several technologies and markets.

SMSC has operations in the United States, Germany, Japan, China, Korea, Singapore, and Taiwan. Major engineering design centers are located in Arizona, New York, Texas and Germany. Refer to Part I — Item 1.A. — Risk Factors and Part II — Item 7.A. — Quantitative and Qualitative Disclosures About Market Risk for further discussion regarding risks associated with foreign operations.

Available Information

SMSC’s website address is www.smsc.com. Through the Investor Relations section of our website we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the “Exchange Act”), as well as any filings made pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). Our Internet website and the information contained therein or incorporated therein are not incorporated into this Annual Report on Form 10-K.

You may also read and copy materials that we have filed with the SEC at its Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the Public Reference Room. In addition, the Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov .

Principal Markets and Products of the Company

SMSC develops its products to serve applications in three principal vertical markets: Consumer Electronics & Infotainment; Mobile & Desktop PCs; and Industrial & Other. Most of the Company’s products or technologies are sold into multiple end markets, and its product technologies, intellectual property and proprietary processes are increasingly being re-used and may be combined into new solutions that can be sold into these markets. Its products are manufactured using industry standard processes and all are sold through a unified direct sales force that also manages global relationships with independent, third party sales representatives and distributors.

The flexibility of SMSC’s products to address multiple end market applications and the convergence of multimedia technologies is creating new market opportunities. For example, computer makers are supplying devices that address entertainment needs, traditional manufacturers of consumer entertainment goods are addressing computing needs and automotive manufacturers and system integrators are seeking ways to deliver increasing multimedia content into the automobile. As a result of substantial investment in research and development over the past several years, the functionality of SMSC’s products has been greatly enhanced, and the portfolio of products in computing, connectivity and networking has broadened considerably, enabling increased presence in many other vertical applications using these technologies. This strategic thrust to link available technologies into new applications and invest in new technologies capable of serving different aspects of these converging markets is expected to result in increased product diversity and broader sales and marketing opportunities.

The Company has substantial expertise in Universal Serial Bus (“USB”) technology, which enables the transfer of data between devices or hosts. This technology is being adopted in a large number of consumer and industrial applications, as well as on computer motherboards, expansion circuit boards and in peripheral devices. SMSC is regarded as an industry leader in providing semiconductors that incorporate the common industry USB standard specification, referred to in the industry as USB 2.0 or “Hi-Speed USB”. USB 2.0’s high data transfer rate supports the high bandwidth and speed requirements of consumer multimedia technologies, and because of its ease-of-use and broad and growing acceptance it has become the leading standard by which interoperability and connectivity is provided between diverse systems platforms such as consumer electronics, multimedia computing and mobile storage applications. Designers are attracted to USB 2.0’s speed, “plug-and-play” features and its predictable software development requirements. The ubiquity of USB 2.0 silicon and software makes it a cost-effective choice for designers to add a high-speed serial data pipe for transferring media content.

SMSC’s products are positioned in several areas within the USB connectivity market and include:

•	USB 2.0 hub controllers, including solutions for 2-port, 3-port, 4-port, 7-port and combination hub/ flash memory card reader products.

•	USB 2.0 flash memory card reader products, including controllers supporting Secure Digitaltm (SD), MultiMediaCardtm (MMC), Memory Sticktm (MS), PRO-HGtm, SmartMediatm (SM), xD-Picture Card tm (xD) and Compact Flash® (CF) memory and Compact Flash-UDMA card families.

•	Standalone USB 2.0 physical layer transceiver (“PHY”) products supporting industry standard interfaces, well suited for portable handheld electronics devices such as cellular or smart phones, portable media players, set-top boxes and GPS navigation systems, among others.

In addition, SMSC has extensive expertise in designing embedded Ethernet products. Ethernet has emerged as a ubiquitous, versatile networking technology found in home, business and industrial environments. The Company’s Ethernet products can be designed into applications that may or may not support Peripheral Component Interconnect (“PCI”) interfaces. PCI is a high-speed connection technology common in computers, but is not typically found in consumer electronics and embedded industrial applications. Much of SMSC’s networking growth is currently being derived from consumer electronics design wins for platforms and applications such as digital televisions, set-top boxes and digital video recorders that transfer multimedia content via Ethernet technology. These devices are increasingly adding networking capabilities to broaden their features and attractiveness to the end consumer. Also, in both business and industrial environments, such as office buildings, or factory floors, there continues to be a rapidly expanding demand for computers, machinery, appliances and other applications to be networked together.

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

SMSC’s networking products include:

•	10 Mbps and 100 Mbps Ethernet controllers and transceivers targeting consumer electronics and industrial applications.

•	Network multimedia processing engines supporting multiple high-definition audio/video streams, software protocol stack management and security, through PCI or non-PCI interfaces.

•	Embedded communications products for wireless base stations, copiers, building automation, robotics, gaming machines and industrial applications.

•	Embedded Ethernet switches with two and three-port switching technology to solve network connectivity requirements using both 16 and 32 bit non-PCI and MII interfaces.

•	USB to Ethernet controllers allowing developers to deliver Ethernet connectivity while leveraging the proliferation of USB 2.0.

The Company also markets High Performance Analog (“HPA”) products, which serve both the consumer electronics and PC markets. Leveraging its expertise in high-speed transceivers, fan control and thermal management, SMSC engineers technologically leading HPA products for applications such as portable devices and notebook computers that require a high level of precision and speed.

SMSC is a leading global supplier of embedded controller and analog thermal sensor technology for computing applications supplied by major original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and motherboard manufacturers. The Company’s embedded controller solutions offer programmable, mixed-signal features that allow for feature customization. SMSC also offers a set of companion chips which offer additional system features such as general purpose input/output (“GPIO”) expansion, temperature and voltage sensing, fan control and consumer infrared remote control. The Company’s broad product portfolio also provides a variety of integration choices for designers, with unique configurations of serial ports, parallel ports, keyboard controllers, infrared ports, GPIO pins, logic integration and power management.

SMSC’s computing platform products also extend into the x86-based server market. Advanced I/O products for server applications build on SMSC’s broad I/O and system management expertise and include timers, flash memory interfaces, thermal management and other server requirements.

The Company’s computing products include:

•	Embedded controllers.

•	Analog products addressing thermal management, hardware monitoring and voltage supervisory solutions for small form factor, high-heat systems such as PCs, servers and other embedded devices.

•	Mixed-signal system controllers that integrate various analog capabilities such as temperature monitoring.

•	Advanced I/O controllers.

•	x86-based server solutions offering timers, flash memory interfaces and thermal management capabilities.

SMSC is also a supplier of products for the automotive market based on its market-leading Media Oriented Systems Transport (“MOST®”) technology. MOST is a networking standard which enables the transport of high-bandwidth digital audio, video and packet-based data, along with control information. MOST-enabled network interface controllers (“NICs”) are being designed into automotive networks to transfer high-performance multimedia content among devices such as radios, navigation systems, digital video displays, microphones and CD-players quickly and without electrostatic disruption. The Company also markets a chip interconnect technology known as Media Local Bus (MediaLBtm), enabling consumer applications to easily connect to SMSC’s new network interface controllers for MOST. The MOST technology is a de facto industry standard for high bandwidth automotive multimedia networking deployed by virtually every major European automobile manufacturer and, more recently, by Asian manufacturers. SMSC also believes it has the potential to expand its solutions into other geographic areas and non-automotive markets. The Company also sells related system design and diagnostic tool products to customers who need to build or maintain MOST compliant systems. These products were added as a result of the acquisition of OASIS SiliconSystems Holding AG (“OASIS”) on March 30, 2005, as further discussed below.

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

The Company faces competition from several semiconductor companies, some of which have greater size and financial resources than the Company. The Company’s principal competitors in the computing market include eNe, Integrated Technology Express, Inc. (“ITE”), Renesas Technology (“Renesas”) and Winbond Electronics Corporation. Principal competitors in SMSC’s other markets include Cypress Semiconductor, Renesas, Davicom Semiconductor Inc, Genesys Logic, Inc, ASIX Electronics Corp, Realtek Semiconductor Corp., NXP Semiconductors, Alcor Micro Corp., and Micrel Semiconductor, Inc. As SMSC continues to broaden its product offerings, it will likely face new competitors. Many of the Company’s potential competitors have greater financial resources and the ability to invest larger dollar amounts into research and development. Some have their own manufacturing facilities, which may give them a cost advantage on large volume products and increased certainty of supply.

The principal methods employed by the Company to compete effectively include introducing innovative new products, providing superior product quality and customer service, adding new features to its products, improving product performance and reducing manufacturing costs. SMSC also cultivates strategic relationships with certain key customers who are technology leaders in its target markets, and who provide insight into market trends and opportunities for the Company to better support those customers’ current and future needs.

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

Research and Development

The semiconductor industry and the individual markets that the Company currently serves are highly competitive, and the Company believes that continued investment in research and development (“R&D”) is essential to maintaining and improving its competitive position. In fiscal years 2008, 2007 and 2006 the Company spent approximately $71.7 million, $66.6 million and $58.3 million, respectively, on R&D. SMSC has strategic relationships with many of its customers and often tailors its solutions to these specific customers’ needs. Serving a wide array of world class OEMs and ODMs, the Company’s continued success will be based, among other things, on its ability to meet the individual needs of these customers and to help them speed their own products to market.

SMSC’s R&D activities are performed by highly-skilled engineers and technicians, and are primarily directed towards the design of integrated circuits in both mainstream and emerging technologies, the development of software drivers, firmware and design tools and intellectual property (“IP”), as well as ongoing cost reductions and performance improvements in existing products.

Over the past several years, SMSC has evolved from an organization having strength primarily in digital design, to one with broad engineering and design expertise in digital, analog and mixed-signal solutions. Electronic signals fall into one of two categories — analog or digital. Digital signals are used to represent the “ones” and “zeros” of binary arithmetic, and are either on or off. Analog, or linear, signals represent real-world phenomena, such as temperature, pressure, sound, speed and motion. These signals can be detected and measured using analog sensors, which represent real-world phenomena by generating varying voltages and currents. Mixed-signal products combine digital and analog circuitry into a single device. Mixed-signal solutions can significantly reduce board space by integrating system interfaces, reducing external component requirements and lowering power consumption, all of which reduce system costs.

SMSC employs engineers with a wide range of experience in software, digital, mixed-signal and analog circuit design, from experienced industry veterans to new engineers recently graduated from universities. Their activities are supported by high tech hardware, software and other product design tools procured from leading global suppliers. The Company’s major engineering design centers are strategically located in New York, Texas, Arizona and Karlsruhe, Germany to take full advantage of the technological expertise found in each region, and to closely cater to its customer base.

Manufacturing

SMSC provides semiconductor products using a “fabless” manufacturing model, common in the semiconductor industry. Third party contract foundries and package assemblers are engaged to fabricate the Company’s products onto silicon wafers, cut these wafers into die and assemble the die into finished packages. This strategy allows the Company to focus its resources on product design and development, marketing, test and quality assurance. It also reduces fixed costs and capital requirements and provides the Company access to some of the most advanced manufacturing capabilities. See Part I Item I.A. — Risk Factors — Reliance upon Subcontract Manufacturing, for further discussion. The Company also faces certain risks as a result of doing business in Asia, where many of the Company’s subcontractors conduct business. See Part I Item I.A. — Risk Factors — Business Concentration in Asia, for further discussion.

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

Processed silicon wafers are shipped to various third party assembly suppliers, most of which are located in Asia, where they are separated into individual chips that are then encapsulated into plastic packages. This enables the Company to take advantage of these subcontractors’ cost effective high volume manufacturing processes and package technologies, speed and supply flexibility. The Company purchases most of its assembly services from Advanced Semiconductor Engineering, Inc., Amkor Technology, Inc., ChipMOS Technologies Ltd., Orient Semiconductor Electronics Ltd. and STATSChipPac Ltd. See Part I Item 1.A. — Risk Factors — Reliance upon Subcontract Manufacturing and Business Concentration in Asia for further discussion.

Following assembly, each of the packaged units receives final testing, marking and inspection prior to shipment to customers. Final testing for a large portion of the Company’s non-automotive products is performed at

SMSC’s own testing operation in Hauppauge, New York. Final testing services of independent test suppliers, most of which occurs in Asia, are also utilized and afford the Company increasing flexibility to adjust to near-term fluctuations in product demand and corresponding production requirements.

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

Raw Materials

As a fabless semiconductor company, SMSC does not directly purchase commodities used in the manufacturing process. However, the Company may be subject to commodity price risk as detailed in Part I — Item 1.A. — Risk Factors — Reliance Upon Subcontract Manufacturing and in Part II — Item 7.A — Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk.

Sales, Marketing and Customer Service

The Company’s primary sales and marketing strategy is to achieve design wins with technology leaders and channel customers in targeted markets by providing superior products, field applications and engineering support. Sales managers are dedicated to key OEM and ODM customers to achieve high levels of customer service and to promote close collaboration and communication. Supporting the success of its customers through technological excellence, innovation and overall product quality are centerpieces of SMSC’s corporate strategy.

The Company also serves its customers with a worldwide network of field application engineers. These engineers assist customers in the selection and proper use of its products and are available to answer customer questions and resolve technical issues. The field application engineers are supported by factory application engineers, who work with the Company’s factory design and product engineers to develop the requisite support tools and facilitate the introduction of new products.

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

SMSC strategically markets and sells all of its products globally through a centrally managed sales network using various channels in multiple geographic regions. SMSC conducts sales activities in the United States via a direct sales force, electronics distributors and manufacturers’ representatives. Two independent distributors are currently engaged to serve the majority of the North American market. Internationally, products are marketed and sold through regional sales offices located in Germany, Taiwan, China, Korea and Singapore as well as through a network of independent distributors and representatives. The Company serves the Japanese marketplace primarily through its Tokyo, Japan-based subsidiary, SMSC Japan, through relationships with five leading distributors in that market.

Consistent with industry practice, most distributors have certain rights of return and price protection privileges on unsold products. Distributor contracts may generally be terminated by written notice by either party. The contracts specify the terms for the return of inventories. Shipments made by SMSC Japan to distributors in Japan are made under agreements that permit limited or no stock return or price protection privileges.

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

Markets & Strategy

As previously outlined, the Company designs products that address specific applications for end products sold in three primary “vertical” markets:

•	Consumer Electronics & Infotainment

•	Mobile & Desktop PCs

•	Industrial & Other

SMSC’s sales and revenues of products across these “vertical” end-markets, as well as intellectual property revenues (consisting of royalties and similar contractual payments), are presented in the following table for fiscal 2008 and 2007 (dollars in millions):

	Fiscal 2008		Fiscal 2007
	Amount	Percent	Amount	Percent

Consumer Electronics & Infotainment	$146.6	39%	$143.7	39%
Mobile & Desktop PC	157.5	42%	157.3	42%
Industrial & Other (including Intellectual Property Revenues)	73.7	19%	69.6	19%

Total Sales and Revenues	$377.8	100%	$370.6	100%

Designs that serve the Consumer Electronics & Infotainment market primarily provide connectivity or networking functions that allow data transfer or content sharing in consumer or automotive products. For instance, the Company provides USB 2.0 hub, flash memory card reader and mass storage devices that may be embedded in LCD monitors, printers, set-top boxes, digital televisions or gaming products to transfer content at high speeds. SMSC’s Ethernet networking products address system resource limitations and other challenges typical of embedded consumer electronics systems for applications such as digital televisions, DVD and hard disk drive-based video recorders and digital media servers and adapters. The Company also designs network multimedia processing engines supporting multiple high definition audio/video streams, software protocol stack management and security, through PCI or non-PCI interfaces. Lastly, SMSC’s MOST technology enables the networking of infotainment systems in automobiles, such as a CD changer, radio, global positioning system, mobile telephone or a DVD player, by providing the means to distribute multimedia entertainment functions among various control devices in the car.

SMSC serves industry leading PC customers in the Mobile & Desktop PC market with embedded controllers, mixed-signal system controllers, server I/O devices, USB 2.0 hubs and analog solutions including fan control, temperature and voltage sensing and consumer infrared functionality. Applications include mobile and desktop computers, servers, media center PCs and docking stations.

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

Acquisition of OASIS

On March 30, 2005, SMSC announced the acquisition of OASIS, a leading provider of MOST technology, serving a top tier customer base of leading automakers and automotive suppliers. OASIS’ infotainment networking technology has been deployed by many European luxury and mid-market car brands, including Audi, BMW, Daimler, Land Rover, Porsche, Saab and Volvo, and more recently, by several Asian vehicle manufacturers.

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

Geographic Information

The information below summarizes sales and revenues to unaffiliated customers for fiscal 2008, 2007 and 2006 by country (in thousands):

For the Fiscal Years Ended February 29 and 28	2008	2007	2006

Taiwan	$103,661	$132,972	$149,153
China	94,200	52,136	14,423
Japan	52,132	70,720	54,293
United States	34,531	34,937	37,390
Germany	35,650	46,717	35,124
Other	57,675	33,112	28,735

	$377,849	$370,594	$319,118

Product sales to electronic component distributors were reflected in the table above based on the country of their respective operations; the geographic locations of end customers may differ.

It is expected that in future periods sales and revenues will increase at a more rapid rate in countries and geographic regions outside of the United States.

The Company’s long-lived assets include net property and equipment, goodwill and other intangible assets, deferred income taxes and various long-lived financial instruments. Net property, plant and equipment by country is as follows (in thousands):

As of February 29 and 28,	2008	2007

United States	$59,420	$56,854
Germany	984	693
Japan and Other Asia Pacific	143	473

	$60,547	$58,020

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

SMSC has patent cross-licensing agreements with more than thirty companies, including such semiconductor manufacturers as Intel Corporation, Micron Technology, Samsung Electronics Co., National Semiconductor Corporation and Toshiba Corporation, providing access to approximately 45,000 U.S. patents. Almost all of the Company’s cross-licensing agreements give SMSC the right to use patented intellectual property of the other companies royalty-free. SMSC also receives related payments from Intel. See Part IV Item 15(a)(1) — Financial Statements — Note 11, for further discussion on the Company’s agreement with Intel. In situations where the Company needs to acquire strategic intellectual property not covered by cross-licenses, the Company at times will seek to, and has entered into agreements to purchase or license, the required intellectual property.

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

From period to period, several key customers can account for a significant portion of the Company’s sales and revenues. Sales and revenues from significant customers for fiscal 2008, 2007 and 2006, stated as percentages of total sales and revenues, are summarized as follows:

For Fiscal Years Ended February 29 and 28,	2008	2007	2006

Yosun Industrial & Sertek	24%	**	**
Yosun Industrial	**	*	10%
Sertek	**	*	15%
Tech-Com Computer	11%	*	*
Wintech	*	*	11%

*	Less than 10%
**	Not applicable

The Company’s contracting sales counterparty may vary as a result of the manner in which it goes to market, the structure of the semiconductor market, industry consolidation and customer preferences. In many cases the Company’s products will be designed into an end product by an OEM customer who will then contract to have the product manufactured by an ODM. In such cases, the Company will sell its products directly to the selected ODM, who becomes the Company’s contracting counterparty for the sale. In other cases, the OEM or ODM may design the product and be the contracting counterparty. In some cases the Company or the ODM may wish to have a distributor as the direct sales counterparty. As a result of changing relationships and shifting market practices and preferences, the mix of customers can change from period to period and over time.

Two customers accounted for more than 10% of total sales each, and jointly a combined 35% of total sales and revenues for fiscal 2008. In addition to the above factors, this was partly a result of the acquisition of one large distributor (Sertek) by another large distributor (Yosun) in March 2007.

All of the customers listed in the table above are distributors of SMSC products in Asia and in turn resell the Company’s products to many different end users.

The Company continues to expect that a small number of larger customers will continue to account for a significant portion of its sales and revenues in fiscal 2009 and for the foreseeable future. The Company does not believe that the change in identity of the customers from 2006-2008 represents a fundamental change in its business, rather the change in top customers, in part, is due to the shifting nature of OEM preferences for where they have their product designs manufactured, industry consolidation or ODM customers changing the distributor from whom they purchase the Company’s products.

Employees

At February 29, 2008, the Company employed 888 individuals, including 177 in sales, marketing and customer support, 218 in manufacturing and manufacturing support, 350 in research and product development and 143 in administrative support and facility maintenance activities.

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

THE COMPANY COMPETES IN COMPETITIVE INDUSTRIES; HAS EXPERIENCED SIGNIFICANT VOLATILITY IN ITS STOCK PRICE; AND FACES A CHALLENGING MACROECONOMIC ENVIRONMENT

The Semiconductor Industry — The Company competes in the semiconductor industry, which has historically been characterized by intense competition, rapid technological change, cyclical market patterns, price erosion, periods of mismatched supply and demand and high volatility of results. The semiconductor industry has experienced significant economic downturns at various times in the past, characterized by diminished product demand and accelerated erosion of selling prices. In addition, many of the Company’s competitors in the semiconductor industry are larger and have significantly greater financial and other resources than the Company. General conditions in the semiconductor industry, and actions of specific competitors, could adversely affect the Company’s results. In particular, the semiconductor industry demand is currently experiencing an uncertain near term outlook linked to macroeconomic conditions affecting the credit market and housing values, which may in turn effect consumption of products with electronics content. The Company’s business plans for fiscal year 2009 assume that conditions in the semiconductor industry will improve in the second half of calendar year 2008 and in calendar year 2009. The Company’s results may be adversely affected if demand in the semiconductor industry does not improve as anticipated, or declines even further.

The subprime credit crisis has also led to deterioration in capital market liquidity that has adversely affected general business conditions outside of the banking and financial services sectors. The recent failure of the auction rate securities markets has also caused the Company to reclassify its investments in auction rate securities from short-term to long-term. If the issuers of the Company’s auction rate securities suffer a material decline in their creditworthiness, the value of the Company’s auction rate securities could be impaired. The Company’s results may also be adversely affected if these and other events in the financial markets, or other macroeconomic events, lead to a recession or otherwise result in decreased demand for the Company’s products.

The semiconductor industry, including its supply chain, is maturing, and has been undergoing consolidation through mergers and acquisitions. In addition, there have been a number of ownership changes through the purchase of previously public companies, in part due to an influx of capital led by private equity firms. As a result of this consolidation and the ownership changes, the Company may experience changes in its relationships in the supply chain and may have fewer sources of supply for wafer production, assembly services, or other products or services it needs to procure which could impair sourcing flexibility or increase costs. The Company may also face fewer and larger, more capable, better financed competitors. Consolidation and ownership changes within the semiconductor industry could adversely affect the Company’s results.

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

The Company has a business strategy that involves marketing and selling new products and technologies directly to market-leading companies (although resultant sales are often made to third-party intermediaries such as ODMs). If the market performance of any of these companies declines materially, or if they order fewer products from the Company than forecasted, the Company’s revenues and profitability could be adversely affected. These large companies also possess significant leverage in negotiating the terms and conditions of supply as a result of their market power. The Company may be forced in certain circumstances to accept potential liability exceeding the purchase price of the products sold by the Company, or various forms of potential consequential damages to avoid losing business to competitors. Such terms and conditions could adversely impact the revenues and margins earned by the Company.

The Company during fiscal year 2007 also adjusted its strategy and eliminated certain low margin products to try to improve its profitability. Although the Company believes this strategy was successful in fiscal year 2008, the Company’s results may be adversely affected in the future if it cannot replace lost revenue from low margin products with higher margin products. In addition, the Company’s business plan for fiscal year 2009 is predicated on revenue growth in specific products and technologies, in particular the Company’s high performance analog (“HPA”) products, and on a number of new product introductions planned for the second and third quarters of fiscal year 2009. If this growth in HPA and other new or enhanced products does not materialize as expected, or the Company fails to meet its schedule for product introductions, the Company’s results could be adversely affected.

Volatility of Stock Price — The volatility of the semiconductor industry has also been reflected historically in the market price of the Company’s common stock. The market price of the Company’s common stock can fluctuate significantly on the basis of such factors as the Company’s or its competitors’ introductions of new products, quarterly fluctuations in the Company’s financial results, announcements by the Company or its competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments; introduction of technologies or product enhancements that reduce the need for the Company’s products; the loss of, or decrease in sales to, one or more key customers; a large sale of stock by a significant shareholder; dilution from the issuance of the Company’s stock in connection with acquisitions; the addition or removal of our stock to or from a stock index fund; departures of key personnel; the required expensing of stock options or Stock Appreciation Rights (“SARs”); quarterly fluctuations in the Company’s guidance or in the financial results of other semiconductor companies or personal computer companies; changes in the expectations of market analysts or investors, or general conditions in the semiconductor industry or financial markets. In addition, stock markets in general have experienced extreme price and volume volatility in recent years. This volatility has often had a significant impact on the stock prices of high technology companies, at times for reasons that appear unrelated to business performance. The Company’s stock price experienced significant volatility in fiscal year 2008, particularly in its fiscal fourth quarter, and the Company’s stock price may continue to experience significant volatility in the future.

The volatility of the stock price itself can impact the Company’s earnings because volatility is one measurement that is used in calculating the value of stock based compensation to employees. In particular, changes in stock price can materially affect the periodic compensation expense associated with SARs, which is remeasured quarterly.

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

As part of its product development cycle, the Company often is required to make significant investments well before it can expect to receive revenue from those investments. For example, investments to produce semiconductors for automotive companies, even if successful, may not result in a product appearing in an automobile and associated revenue until many years later. The long lead-time between investment and revenue may increase the risk associated with such investments. The Company’s operating results may be adversely affected if the product development cycle is delayed, or if the Company chooses the wrong products to invest in, or if product development costs exceed budgets.

The Company’s future growth will depend, among other things, upon its ability to continue to expand its products into new markets. To the extent that the Company attempts to compete in new markets, it may face competition from suppliers that have well-established market positions and products that have already been proven to be technologically and economically competitive. There can be no assurance that the Company will be successful in displacing these suppliers in the targeted applications.

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

Some of the Company’s important end user customers are relying more heavily on original design manufacturers (“ODMs”) to make decisions as to which components are incorporated into their products. The Company’s results may be adversely affected if it fails to maintain effective relationships with these ODMs.

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

A significant portion of the Company’s product sales are made through distributors. The Company’s distributors generally offer products from several different suppliers, including products that may be competitive with the Company’s products. Accordingly, there is risk that these distributors may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company’s products. In addition, the Company’s agreements with its distributors are generally terminable at the distributor’s option. No assurance can be given that future sales by distributors will continue at current levels or that the Company will be able to retain its current distributors on acceptable terms. A reduction in sales efforts by one or more of the Company’s current distributors or a termination of any distributor’s relationship with the Company could have an adverse effect on the Company’s operating results.

The Company does not have long-term purchase contracts or commitments from its customers, and substantially all of the Company’s sales are made on a purchase order basis. Therefore, customers may decide to significantly alter their purchasing patterns without penalty and with little advance notice. As a result, substantially all of our sales are being made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty. Also, we do not generally obtain letters of credit, credit insurance, or other security for payment from customers or distributors. Accordingly, we are typically not protected against accounts receivable default or bankruptcy by these entities. Our ten largest customers or distributors represent a substantial majority of our accounts receivable. If any such customer or distributor were to become insolvent or otherwise not satisfy its obligations to us, we could be materially harmed.

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

Shipments to ODMs and Other Integrators — As part of its strategy, the Company is attempting to sell more products directly to certain significant ODMs. Some of these ODMs previously purchased the Company’s products through distributors. The Company is making this change because it believes it can better service its customers, and more efficiently manage its business, as a result. The Company’s sales and margins may be adversely affected if the Company does not properly execute the transition from indirect to direct sales for the designated ODMs. It is also possible that the Company’s sales via its distributors may suffer as a result of this strategy.

As a component manufacturer, the overwhelming majority of products made by the Company are shipped to third parties for integration with or into other products. The third parties then sell their product, containing the Company’s components, to other integrators or to the ultimate commercial customer. If these third party integrators experience delays in developing or manufacturing their products, quality problems, or are unable to satisfy their customer’s demand for any reason, demand for the Company’s products will be adversely affected. This could materially affect the Company’s revenues and profitability.

Seasonality of the Business — The Company’s business historically has been subject to repeated seasonality, with the first and last quarters of each fiscal year tending to be weaker than the second and third quarters. The seasonality of the Company’s business may adversely impact the Company’s stock price and result in additional volatility in its results of operations. Because the Company expects a certain degree of seasonality in its results, it may fail to recognize an actual downturn in its business, and continue to make investments or other business decisions that adversely affect its business in the future.

Credit Issues — The Company attempts to mitigate its credit risk by doing business only with creditworthy entities and by managing the amount of credit extended to its customers. However, the Company may choose to extend credit to certain entities because it is necessary to support the requirements of an important customer or for other reasons. In the past the Company has had to take certain charges against earnings as a result of the inability of certain of its customers to pay for goods received. There can be no assurance that the Company will not incur similar charges in the future.

THE COMPANY’S ‘FABLESS’ BUSINESS MODEL IS HEAVILY CONCENTRATED IN ASIA AND DEPENDENT ON A SMALL NUMBER OF WAFER AND ASSEMBLY COMPANIES WHO POSSESS NEGOTIATING LEVERAGE. THE COMPANY IS OFTEN REQUIRED TO COMMIT TO CERTAIN PURCHASE QUANTITIES TO SECURE CAPACITY, AND IS SUBJECT TO FLUCTUATIONS IN COMMODITY PRICES AND AVAILABILITY

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

Reliance upon Subcontract Manufacturing — The vast majority of the Company’s products are manufactured and assembled by independent foundries and subcontract manufacturers under a “fabless” model. This reliance upon foundries and subcontractors involves certain risks, including potential lack of manufacturing availability, reduced control over delivery schedules, the availability of advanced process technologies, changes in manufacturing yields, dislocation, expense and delay caused by decisions to relocate manufacturing facilities or processes, and potential cost fluctuations. During downturns in the semiconductor economic cycle, reduction in overall demand for semiconductor products could financially stress certain of the Company’s subcontractors. If the financial resources of such independent subcontractors are stressed, the Company may experience future product shortages, quality assurance problems, increased manufacturing costs or other supply chain disruptions.

During upturns in the semiconductor cycle, it is not always possible to adequately respond to unexpected increases in customer demand due to capacity constraints. The Company may be unable to obtain adequate foundry, assembly or test capacity from third-party subcontractors to meet customers’ delivery requirements even if the Company adequately forecasts customer demand. Alternatively, the Company may have to incur unexpected costs to expedite orders in order to meet unforecasted customer demand. The Company typically does not have supply contracts with its third-party vendors that obligate the vendor to perform services and supply products for a specific period, in specific quantities, and at specific prices. The Company’s third-party foundry, assembly and test subcontractors typically do not guarantee that adequate capacity will be available within the time required to meet customer demand for products. In the event that these vendors fail to meet required demand for whatever reason, the Company expects that it would take up to twelve months to transition performance of these services to new providers. Such a transition may also require qualification of the new providers by the Company’s customers or their end customers, which would take additional time. The requalification process for the entire supply chain including the end customer could take several years for certain of the Company’s products.

In the past, the Company received several unexpected price increases from several entities that assemble or package products. In the past there have been periods of shortage of capacity among companies that supply assembly services. In the latter part of fiscal year 2008 the Company’s margins were adversely impacted because of the extraordinary rise in the price of gold, a component of certain semiconductor packages. The Company’s contracts generally do not protect it from price increases in certain base commodities used in the semiconductor manufacturing process. Although the Company resists attempts by suppliers to increase prices, there can be no assurance that the Company’s margins will not be impacted in fiscal year 2009 or other future periods as a result of a shortage of capacity, changes in commodity prices, or price increases in assembly or other services. Because at various times the capacity of either wafer producers or assemblers can been limited, the Company may be unable to satisfy the demand of its customers, or may have to accept price increases or other compensation arrangements that increase its operating expenses and erode its margins.

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

The Company also invested in fiscal year 2007 and 2008 in new test equipment to reduce costs. If volumes in fiscal year 2009 are insufficient to utilize this new test capacity, then costs may be higher than planned. As a result, the Company could be less competitive than anticipated, which could adversely affect return on investment and profitability.

THE COMPANY HAS GLOBAL OPERATIONS THAT SUBJECT US TO RISKS THAT MAY HARM OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Global Operations Risks — We have sales, R&D, and operations facilities in many countries, and as a result, we are subject to risks associated with doing business globally. Our global operations may be subject to risks that may limit our ability to build product, design, develop, or sell products in particular countries, which could, in turn, harm our results of operations and financial condition, including;

•	Security concerns, such as armed conflict and civil or military unrest, crime, political instability, and terrorist activity;

•	Acts of nature, such as typhoons, tsunamis or earthquakes;

•	Infrastructure disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers, could in turn cause supply chain interruptions;

•	Regulatory requirements and prohibitions that differ between jurisdictions; and

•	Restrictions on our operations by governments seeking to support local industries, nationalization of our operations, and restrictions on our ability to repatriate earnings.

In addition, although most of our products are priced and paid for in U.S. dollars, a significant amount of certain types of expenses, such as payroll, utilities, tax, and marketing expenses, are paid in local currencies, and therefore fluctuations in exchange rates could harm our business operating results and financial condition. In addition, changes in tariff, export and import regulations, and U.S. and non-U.S. monetary policies, may harm our operating results and financial condition by increasing our expenses and reducing our revenue. Varying tax rates in different jurisdictions could harm our operating results and financial condition by increasing our overall tax rate.

THE COMPANY’S SUCCESS DEPENDS ON THE EFFECTIVENESS OF ITS ACQUISITIONS, RETAINING AND INTEGRATING KEY PERSONNEL, AND MANAGING INTELLECTUAL PROPERTY RISKS AND GROWTH

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

Protection of Intellectual Property — The Company has historically devoted significant resources to research and development activities and believes that the intellectual property derived from such research and development is a valuable asset that has been, and will continue to be, important to the Company’s success. The Company relies upon nondisclosure agreements, contractual provisions and patent and copyright laws to protect its proprietary rights. No assurance can be given that the steps taken by the Company will adequately protect its proprietary rights, or that competitors will be prevented from using the Company’s intellectual property. During its history, the Company has executed patent cross-licensing agreements with many of the world’s largest semiconductor suppliers, under which the Company receives and conveys various intellectual property rights. Many of these agreements are still effective. The Company could be adversely affected should circumstances arise that result in the early termination of these agreements. In addition, the Company also frequently licenses intellectual property from third parties to meet specific needs as it develops its product portfolio. The Company’s competitive position and its results could be adversely affected if it is unable to license desired intellectual property at all, or on commercially reasonable terms.

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

If it is determined that the Company’s or its customer’s products or processes were to infringe on other parties’ intellectual property rights, a court might enjoin the Company or its customer from further manufacture and/or sale of the affected products. The Company would then need to obtain a license from the holders of the rights and/or reengineer its products or processes in such a way as to avoid the alleged infringement. There can be no assurance that the Company would be able to obtain any necessary license on commercially reasonable terms acceptable to the Company or that the Company would be able to reengineer its products or processes to avoid infringement. An adverse result in litigation arising from such a claim could involve the assessment of a substantial monetary award for damages related to past product sales that could have a material adverse effect on the Company’s results of operations and financial condition. In addition, even if claims against the Company are not valid or successfully asserted, defense against the claims could result in significant costs and a diversion of management and resources. The Company might also be forced to settle such a claim even if not valid as a result of pressure from its customers, because of the expense of defense, or because the risk of contesting such a claim is simply too great. Such settlements could adversely affect the Company’s profitability.

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

Risks from Continued Growth — The Company’s revenues have grown from approximately $156 million in fiscal year 2003 to approximately $378 million in fiscal year 2008. The increase in revenues has also been accompanied by a dramatic increase in the number of units of product the Company must produce to achieve these revenues. The Company may be unable to meet future revenue and profitability goals if it does not successfully create and manage the infrastructure, computer systems and processes necessary for continued “top line” and “bottom line” growth. The Company plans to make a significant investment in information technology in fiscal year 2009 in order to create the base for continued growth and to help it manage the growth that has already occurred. The Company’s results could be materially affected if the information technology investments are not implemented effectively or otherwise fail to accomplish planned objectives.

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

Although the Company’s management has concluded that its system of internal controls over financial reporting was effective as of February 29, 2008, there can be no assurance that the Company or its independent registered public accounting firm will not identify a material weakness in the system of internal controls over financial reporting in the future. A material weakness in the Company’s system of internal controls over financial reporting would require management and/or the Company’s independent registered public accounting firm to evaluate the Company’s system of internal controls as ineffective. This in turn could lead to a loss of public confidence, which could adversely affect the Company’s business and the price of its common stock.

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

Environmental Regulation — Environmental regulations and standards are established worldwide to control discharges, emissions, and solid wastes from manufacturing processes. Within the United States, federal, state and local agencies establish these regulations. Outside of the United States, individual countries and local governments establish their own individual standards. The Company believes that its activities conform to present environmental regulations and historically the effects of this compliance have not had a material effect on the Company’s capital expenditures, operating results, or competitive position. Future environmental compliance requirements, as well as amendments to or the adoption of new environmental regulations or the occurrence of an unforeseen circumstance could subject the Company to fines or require the Company to acquire expensive remediation equipment or to incur other expenses to comply with environmental regulations. In addition, many of the Company’s customers belong to trade groups or other similar bodies that are creating their own private governance, health, safety and environmental standards. Some of these customers are mandating that the Company comply with these standards as a condition to selling product to these customers. The Company’s sales and profitability may suffer it is unable to satisfy these private standards, or if complying with these standards imposes significant costs on the Company.

Item 1.B. — Unresolved Staff Comments

The Company has received no written comments from the SEC staff regarding its periodic or current reports as filed under the Securities Exchange Act of 1934, nor on any filings made pursuant to the Securities Act of 1933, that remain unaddressed or unresolved as of the filing date of this Report.

Item 2. — Properties

SMSC’s headquarters facility is located in Hauppauge, New York, where it owns a 200,000 square foot building and conducts research, development, product testing, warehousing, shipping, marketing, selling and administrative activities (the “HQ facility”).

In the first quarter of fiscal 2007, the Company completed an expansion (from approximately 80,000 square feet to the present fully utilized 200,000 square feet) and renovation of the HQ facility. During fiscal 2006, while the current HQ facility was under construction, the Company leased (until May 31, 2006) a separate 50,000 square foot facility, also located in Hauppauge, New York, which was vacated shortly after the HQ facility was completed and operations were consolidated. The final cost of the HQ facility expansion and renovation was $24.4 million.

In addition, the Company maintains offices in leased facilities as follows:

		Approximate
Location	Activities	Square Footage	Lease Expiration

Austin, Texas	Marketing, Engineering, Logistics & Sales	54,000	April 2019
Austin, Texas	Marketing, Engineering & Sales	27,036	January 2009
Austin, Texas	Marketing, Engineering & Sales	16,200	August 2008
Karlsruhe, Germany	Marketing, Engineering, Logistics & Sales	38,700	June 2013
Gothenburg, Sweden	Marketing & Engineering	2,000	December 2008
Rosenheim, Germany	Sales	2,400	March 2011
Phoenix, Arizona	Marketing & Engineering	17,227	November 2012
Tucson, Arizona	Marketing, Engineering & Sales	10,871	June 2010
Tokyo, Japan	Marketing, Engineering, Logistics & Sales	8,592	September 2008
Osaka-Shi Osaka, Japan	Marketing & Engineering	326	July 2008
Taipei, Taiwan, Republic of China	Marketing, Logistics & Sales	5,900	February 2009
San Jose, California	Marketing & Sales	3,358	May 2008
Seoul, South Korea	Sales	2,539	December 2008
Singapore	Sales	194	October 2008
Singapore	Logistics	276	Month to Month
Shanghai, China	Sales	3,700	July 2009
Shenzhen, China	Sales	992	June 2008
Hong Kong, China	Sales	480	March 2009
Beijing, China	Sales	176	February 2009
Lake Oswego, Oregon	Sales	400	January 2009
Durham, North Carolina	Sales	170	March 2009
Houston, Texas	Sales	130	January 2009

The Company believes that all of its facilities are in good condition, adequate for intended use and sufficient for its immediate needs. The Company has recently entered into a new one hundred and twenty five (125) month lease agreement, expiring in April 2019, for a 54,000 square foot facility in northern Austin, Texas, and will consolidate operations at the existing two leased facilities as these leases expire in fiscal 2009 (August 2008 and January 2009).

The Company currently expects to either renew existing leases or identify suitable alternative leased space for all leases expiring in fiscal 2009, except the for the two Austin, Texas facilities as previously noted. It is not certain whether the Company will negotiate new leases on its other facilities as such leases expire in fiscal 2010 and beyond. Such determinations will be made as those leases approach expiration and will be based on an assessment of requirements and market conditions at that time. Further, management believes that additional space can be readily obtained, if necessary, based on prior experience and current and expected real estate market conditions.

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

On July 3, 2007, OPTi, Inc. (“OPTi”) filed a lawsuit in the United States District Court for the Eastern District of Texas against the Company, Advanced Micro Devices, Inc., Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., STMicroelectronics, Inc., and Via Technology, Inc. OPTi’s Complaint alleges that the Company’s Low Pin Count products infringe two patents and seeks unspecified damages (including treble damages for willful infringement), attorneys fees and injunctive relief. On September 5, 2007, the Company answered the Complaint, denying OPTi’s allegations and asserting counterclaims for declaratory judgments of invalidity, unenforceability and noninfringement of the two patents-in-suit. The Court has set a claim construction hearing for July 30, 2009, and a trial to begin on November 2, 2009. The Company intends to vigorously defend against the allegations of OPTi’s Complaint.

Item 4. — Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 29, 2008.

PART II

Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is traded in the over-the-counter market under the NASDAQ symbol SMSC. Trading is reported in the NASDAQ Global Select Market. There were approximately 1,007 holders of record of the Company’s common stock at February 29, 2008.

The following table sets forth the high and low trading prices, for the periods indicated, for SMSC’s common stock as reported by the NASDAQ Global Select Market:

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low

First Quarter	$35.25	$27.31	$33.93	$20.41
Second Quarter	$37.95	$30.37	$28.19	$20.36
Third Quarter	$39.95	$33.13	$33.00	$27.35
Fourth Quarter	$39.60	$28.22	$32.32	$26.95

Dividend Policy

The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has never paid a cash dividend and does not currently expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the caption “Equity Compensation Plan Information,” appearing in the 2008 Proxy Statement related to the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”), is hereby incorporated by reference. For additional information on the Company’s stock-based compensation plans, refer to Part IV Item 15(a)(1) — Financial Statements — Note 12.

Common Stock Repurchase Program

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. The Board of Director authorized the repurchase of additional shares in one million share increments in July 2000, July 2002 and November 2007, bringing the total authorized repurchases to four million shares as of February 29, 2008. On April 22, 2008, the Company’s Board of Directors further authorized the repurchase of up to an additional one million shares, bringing the total authorized to five million shares at present.

As of February 29, 2008, the Company has repurchased approximately 3.4 million shares of its common stock at a cost of $72.7 million under this program, including 1,165,911 shares repurchased at a cost of $40.6 million in fiscal 2008, 253,300 shares repurchased at a cost of $6.1 million in fiscal 2007 and 150,200 shares repurchased at a cost of $2.2 million in fiscal 2006.

Share repurchase activity for the fourth quarter of fiscal 2008 was as follows:

			Total
			Number of
			Shares	Maximum
	Total		Purchased as	Number of
	Number of	Average	Part of Publicly	Shares that
	Shares	Price per	Announced	May Yet Be
	Purchased	Share	Plans	Purchased

Period
December 2007	39,495	$35.26	39,495	965,421
January 2008	307,741	$32.42	307,741	657,680
February 2008	68,675	$29.30	68.675	589,005

Total	415,911	$32.17	415,911

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for the five fiscal years ended February 29, 2008. The graph and table assume that $100 was invested on February 28, 2003 (the last day of trading for the fiscal year ended February 28, 2003) in each of our common stock, the NASDAQ Composite Index and the Philadelphia Semiconductor Index, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Standard Microsystems Corporation, The NASDAQ Composite Index
And The Philadelphia Semiconductor Index

*	$100 invested on 2/28/03 in stock or index-including reinvestment of dividends. Fiscal year ending February 28 or 29.

	2003	2004	2005	2006	2007	2008
Standard Microsystems Corporation	100.00	206.09	119.90	222.44	195.42	193.91
NASDAQ Composite	100.00	153.46	156.50	175.47	188.48	177.40
Philadelphia Semiconductor	100.00	172.58	148.65	160.32	154.77	138.27

Item 6. —	Selected Financial Data

Standard Microsystems Corporation and Subsidiaries

SELECTED FINANCIAL DATA

As of February 29 and 28, and for the Fiscal Years Then Ended	2008	2007	2006	2005	2004
	(in thousands, except per share data)

Operating Results
Product sales	$365,671	$359,010	$308,345	$197,803	$191,969
Intellectual property revenues	12,178	11,584	10,773	11,012	23,904

Total sales and revenues	377,849	370,594	319,118	208,815	215,873

Costs of goods sold	181,067	193,497	172,309	114,066	106,236
Research and development	71,660	66,585	58,274	42,988	38,793
Selling, general and administrative	80,767	73,821	69,162	49,661	43,657
Amortization of intangible assets	6,707	6,364	5,802	1,113	1,311
In-process research and development	—	—	895	—	—
Gains on real estate transactions	—	—	—	(1,017)	(1,444)
Settlement charge	—	—	—	6,000	—
Operating income (loss)	37,648	30,327	12,676	(3,996)	27,320
Other income	5,690	4,950	3,866	3,331	2,460
Income from continuing operations	32,906	27,015	12,030	1,602	21,542
Net loss from discontinued operations	—	—	—	—	(24)
Net income	32,906	27,015	12,030	1,602	21,518
Gain on redemption of preferred stock of subsidiary	—	—	—	—	6,685
Net income applicable to common shareholders	$32,906	$27,015	$12,030	$1,602	$28,203

Diluted net income per share
Income from continuing operations	$1.39	$1.16	$0.55	$0.08	$1.17
Net income	$1.39	$1.16	$0.55	$0.08	$1.16
Net income applicable to common shareholders	$1.39	$1.16	$0.55	$0.08	$1.53
Diluted weighted average common shares outstanding	23,623	23,259	21,998	19,318	18,479
Balance Sheet and Other Data
Cash, cash equivalents and short-term investments	$61,641	$160,023	$155,033	$172,645	$173,897
Long-term investments	$124,469	$—	$—	$—	$—
Working capital	$120,030	$212,226	$172,710	$214,655	$191,199
Total assets	$539,476	$493,639	$449,694	$319,895	$310,623
Long-term obligations	$15,992	$16,850	$17,330	$12,326	$12,104
Shareholders’ equity	$436,089	$391,942	$333,969	$269,849	$262,102
Book value per common share	$19.14	$17.14	$15.18	$14.44	$14.27

Capital expenditures	$13,263	$26,995	$23,750	$8,432	$10,380
Depreciation and amortization	$20,370	$19,316	$16,654	$11,534	$9,984

This selected financial data should be read in conjunction with the financial statements as set forth in Part IV Item 15(a)(1) — Financial Statements and Part II. Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The operating results presented above reflect:

•	The receipts of $12.0 million, $11.3 million, $10.3 million, $10.0 million and $22.5 million of special intellectual property payments in fiscal 2008, 2007, 2006, 2005 and 2004, respectively, as more fully described in Part IV Item 15(a)(1) — Financial Statements — Note 11.

•	Sales of real estate in fiscal 2005 and 2004, as more fully described in Part IV Item 15(a)(1) — Financial Statements — Note 10 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, as filed with the SEC on April 30, 2007 (the “FY2007 Form 10-K”).

•	A litigation settlement charge of $6.0 million in fiscal 2005, as more fully described in Part IV Item 15(a)(1) — Financial Statements — Note 14 of the Company’s FY2007 Form 10-K.

•	The write-off of inventory held by one of the Company’s distributors during fiscal 2005, as more fully described in Part IV Item 15(a)(1) — Financial Statements — Note 2 of the Company’s FY2007 Form 10-K.

•	The Company’s acquisition of OASIS SiliconSystems Holding AG in fiscal 2006, as more fully described in Part IV Item 15(a)(1) — Financial Statements — Note 5.

Item 7. — Management’s Discussion and Analysis of Financial Conditions and Results of Operations

GENERAL

The following discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes, included in Part IV Item 15(a)(1)— Financial Statements, of this Report.

Forward-Looking Statements

Portions of this Report may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs and assumptions, current expectations, estimates and projections. Such statements, including statements relating to the Company’s expectations for future financial performance, are not considered historical facts and are considered forward-looking statements under the federal securities laws. Words such as “believe,” “expect,” “anticipate” and similar expressions identify forward-looking statements. These risks and related uncertainties may cause the Company’s actual future results to be materially different from those discussed in forward-looking statements. The Company’s risks and uncertainties include the timely development and market acceptance of new products; the impact of competitive products and pricing; the Company’s ability to procure capacity from suppliers and the timely performance of their obligations, commodity prices, the effects of changing economic conditions domestically and internationally and on its customers; relationships with and dependence on customers and growth rates in the personal computer, consumer electronics and embedded and automotive markets and within the Company’s sales channel; changes in customer order patterns, including order cancellations or reduced bookings; the effects of tariff, import and currency regulation; potential or actual litigation; and excess or obsolete inventory and variations in inventory valuation, among others. In addition, SMSC competes in the semiconductor industry, which has historically been characterized by intense competition, rapid technological change, cyclical market patterns, price erosion and periods of mismatched supply and demand.

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

Description of Business

Standard Microsystems Corporation (the “Company” or “SMSC”) designs and sells a wide variety of silicon-based integrated circuits that are primarily utilizing analog or mixed-signal technologies. The Company’s integrated circuits and systems provide a wide variety of signal processing attributes that are incorporated by its globally diverse customers into a wide variety of end products in the Consumer Electronics & Infotainment, the Mobile & Desktop PC, and Industrial & Other markets. These products generally provide connectivity, networking, or input/output control solutions for a variety of high-speed communication, computer and related peripheral, consumer electronics, industrial control systems or auto infotainment applications. The market for these solutions is increasingly diverse, and the Company’s various technologies are increasingly used in various combinations and in alternative applications.

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

Revenue Recognition

Sales and revenues and associated gross profit from shipments to the Company’s distributors, other than to distributors in Japan, are deferred until the distributors resell the products. Shipments to distributors, other than to distributors in Japan, are made under agreements allowing price protection and limited rights to return unsold merchandise. In addition, SMSC’s shipments to its distributors may be subject from time to time to short-term fluctuations as distributors manage their inventories to current levels of end-user demand. Therefore, SMSC considers the policy of deferring revenue on shipments to distributors to be a more meaningful presentation of the Company’s operating results, as it allows investors to better understand end-user demand for the products that SMSC sells through distribution channels, and it better focuses the Company on end-user demand. This policy is a common practice within the semiconductor industry. The Company’s revenue recognition is therefore highly dependent upon receiving pertinent, accurate and timely data from its distributors. Distributors routinely provide the Company with product, price, quantity and end customer data when products are resold, as well as report the quantities of the Company’s products that are still in their inventories. In determining the appropriate amount of revenue to recognize, the Company uses this data in reconciling any differences between the distributors’ reported inventories and shipment activities. Although this information is reviewed and verified for accuracy, any errors or omissions made by the Company’s distributors and not detected by the Company, if material, could affect reported operating results.

Shipments made by the Company’s Japanese subsidiary to distributors in Japan are made under agreements that permit limited or no stock return or price protection privileges. SMSC recognizes revenue from product sales to distributors in Japan, and to original equipment manufacturers (OEMs), as title passes upon delivery, net of appropriate reserves for product returns and allowances.

Inventories

The Company’s inventories are comprised of complex, high technology products that may be subject to rapid technological obsolescence and which are sold in a highly competitive industry. Inventories are valued at the lower of standard cost (which approximates first-in, first-out cost) or market, and are reviewed for product obsolescence and impairment in value, based upon assumptions of future demand and market conditions. The Company often receives orders from customers and distributors requesting delivery of product on relatively short notice and with lead times that are shorter than the manufacturing cycle time. In order to provide competitive delivery times to its customers, the Company builds and stocks a certain amount of inventory in anticipation of customer demand that may or may not materialize. Historically, forecasts of customer demand, particularly at a part-number level, are challenging and can vary significantly from actual future demand. In addition, as is common in the semiconductor industry, customers may be allowed to cancel orders with minimal advance notice. These dynamics create risks that the Company may forecast incorrectly and consequently produce excess or insufficient inventories.

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

The Company elected the modified prospective transition method as permitted by SFAS 123R. Accordingly, prior periods have not been revised to reflect the impact of SFAS 123R. Under this transition method, compensation cost recognized for fiscal year 2008 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, February 28, 2007 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and previously presented in the pro forma footnote disclosures); and (ii) compensation cost for all stock-based payments granted or modified subsequent to February 28, 2007 (based on fair values estimated in accordance with the new provisions of SFAS No. 123R).

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

Share-based compensation recognized in fiscal 2008 and fiscal 2007 as a result of the adoption of SFAS No. 123(R), as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R), use the Black-Scholes option pricing model for estimating the fair value of options and SARs granted. The Black-Scholes model requires certain assumptions, judgements and estimates by the Company to determine fair value, including expected stock price volatility, risk-free interest rate and expected life. The Company based the expected volatility on historical volatility. Additionally, the Company based the expected life of options, RSAs and SARs granted on an actuarial model. Share-based compensation related to RSAs is calculated based on the market price of the Company’s common stock on the date of grant. There were no dividends expected to be paid on the Company’s common stock over the expected lives estimated.

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

Goodwill is tested for impairment in value annually, as well as when an event or circumstance occurs indicating a possible impairment in value. The Company completed its most recent annual goodwill impairment review during the fourth quarter of fiscal 2008, during which no impairment in value was identified. Unless an indicator of impairment is identified earlier, the next goodwill impairment review will be performed in the fourth quarter of fiscal 2009.

Marketable and non-marketable long-term equity investments are also monitored for indications of impairment in value. The Company records an impairment charge against these investments when the investment is judged to have experienced a decline in value that is other than temporary. Judgments regarding the value of non-marketable equity investments are subjective and dependent upon management’s assessment of the performance of the investee and its prospects for future success. As of February 29, 2008, the Company had no significant long-term equity investments.

Income Taxes

Accounting for income tax obligations requires the recognition of deferred tax assets and liabilities for the tax effects of differences between the book and tax bases of recorded assets and liabilities as well as tax attributes such as net operating loss and tax credit carryforwards. Deferred tax assets resulting from these differences must be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company regularly evaluates the realizability of its deferred tax assets by assessing its forecasts of future taxable income and reviewing available tax planning strategies that could be implemented to realize the deferred tax assets. At February 29, 2008, the Company had $33.7 million of deferred tax assets net of a valuation allowance of $2.0 million and $12.8 million of deferred tax liabilities. Factors that may affect the Company’s ability to achieve sufficient future taxable income for purposes of realizing its deferred tax assets include declines in sales and revenues or gross profit, increased competition and loss of market share, delays in product availability, and technological obsolescence.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which for SMSC, became effective as of March 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 requires that all tax positions be evaluated using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both. The Company adopted FIN 48 on March 1, 2007. As a result of the adoption of this accounting pronouncement, the Company recognized $1.5 million of previously unrecognized tax benefits, which was accounted for as an increase to the opening balance of retained earnings. At adoption the company’s total unrecognized tax benefits was stated at $3.3 million which included $0.6 million of interest.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of SMSC’s fiscal year beginning March 1, 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for fiscal years beginning after November 15, 2007, which we plan to adopt beginning in the first quarter of fiscal 2009. We are currently evaluating the impact, if any, the adoption of SFAS 157 will have on our consolidated financial statements in fiscal 2009 and in fiscal 2010 when it is applied to non-financial assets and non-financial liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (SMSC’s fiscal year beginning March 1, 2008). The Company is currently evaluating the impact, if any, the adoption of SFAS 159 will have on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (SMSC’s fiscal year beginning March 1, 2009). The Company is currently determining the impact of implementing SFAS 141R on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin or ARB No. 51, (“SFAS 160”). SFAS 160 establishes and expands accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (SMSC’s fiscal year beginning March 1, 2009). The Company is currently determining the impact of implementing SFAS 160 on our Consolidated Financial Statements.

BUSINESS ACQUISITION

On March 30, 2005, SMSC announced the acquisition of OASIS SiliconSystems Holding AG (“OASIS”), a leading provider of Media Oriented Systems Transport (“MOST®” or “MOST”) technology, serving a top tier customer base of leading automakers and automotive suppliers. OASIS’ infotainment networking technology has been deployed by many European luxury and mid-market car brands, including Audi, BMW, Daimler, Land Rover, Porsche, Saab and Volvo and more recently, by Asian vehicle manufacturers.

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

The terms of the agreement also provided the former OASIS shareholders the opportunity to earn up to $20 million of additional consideration, based upon achieving certain fiscal 2006 performance goals, the amount earned of which was indeterminable until February 28, 2006. Based upon fiscal 2006 performance and per the computation completed and submitted on April 28, 2006, the former OASIS shareholders earned approximately $16.4 million of additional consideration, consisting of approximately 0.2 million shares of SMSC common stock valued for accounting purposes as of May 9, 2006 at $4.0 million, and approximately $12.4 million of cash, all of which was tendered and paid during the first quarter of fiscal 2007. SMSC’s existing cash balances were used to fund the cash portion of the additional consideration. The fair value of the shares tendered was approximately $1.4 million less at the settlement date than had been estimated as of February 28, 2006, resulting in a corresponding adjustment to Goodwill in the first quarter of fiscal 2007. Refer to Part IV Item 15(a)(i) — Financial Statements — Note 5, for additional information on the final computation and settlement of this obligation.

RESULTS OF OPERATIONS

Fiscal Year Ended February 29, 2008 Compared to Fiscal Year Ended February 28, 2007

Sales and Revenues

The Company’s sales and revenues for fiscal 2008 were $377.8 million, consisting of $365.7 million of product sales and $12.2 million of intellectual property revenues, compared to fiscal 2007 sales and revenues of $370.6 million, consisting of $359.0 million of product sales and $11.6 million of intellectual property revenues. This 2% increase for the company as a whole came from modest increases in mobile computing, networking, USB and automotive products. During the calendar year of 2008 the Company executed a strategy to reduce less profitable sales, by disengaging from sales efforts to certain customers and markets, and by declining to accept some lower margin business.

Intellectual property revenues include $12.0 million and $11.3 million in fiscal 2008 and 2007, respectively, received from Intel Corporation pursuant to the terms of a September 2003 business agreement. Intellectual property revenues for fiscal 2008 include payments under this agreement of $3.0 million in the first, second, third and fourth quarters. Fiscal 2007 results include the payments of $2.8 million in the first, second and third quarters and $3.0 million in the fourth quarter. Payments pursuant to this agreement cease in the third quarter of fiscal 2009.

Sales and revenues by country for fiscal years 2008 and 2007 were as follows (in thousands):

	Fiscal
	2008	2007

Taiwan	$103,661	$132,972
China	94,200	52,136
Japan	52,132	70,720
United States	34,531	34,937
Germany	35,650	46,717
Other	57,675	33,112

	$377,849	$370,594

Product sales to electronic component distributors were reflected in the table above based on the country of their respective operations; the geographic locations of end customers may differ.

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

Costs of goods sold for fiscal 2008 were $181.1 million, or 47.9% of sales and revenues, compared to $193.5 million, or 52.2% of sales and revenues, in fiscal 2007. Excluding intellectual property revenues, costs of goods sold were 49.5% of product sales in fiscal 2008, as compared to 53.9% in fiscal 2007.

The reduction in costs of goods sold on a percentage basis in the current-year period compared to the prior-year results has resulted primarily from the Company’s strategy, beginning in the latter half of fiscal 2007, to discontinue sales of certain lower profit generating legacy computing products, as well as successfully achieving material cost savings and production and test efficiencies. The Company routinely assesses its stock positions and evaluates for potential defective, excess or obsolete inventory. Lower of cost or market (“LCM”) adjustments are made as required. In fiscal 2008, the Company recorded approximately $1.8 million of net LCM adjustments, as compared with $3.2 million in fiscal 2007. The reduction in net LCM charges is primarily attributable to a reduction in quality related issues, which were somewhat higher than usual in fiscal 2007, as the Company has recently increased its investment in quality assurance capabilities and can now more closely monitor and control quality performance at the fabless supply chain partner level.

In addition, in the latter half of fiscal 2008 and particularly in the fourth quarter, the Company incurred an additional $0.4 million in surcharges from assembly service providers to compensate for the recent rise in gold prices. Expenses of $1.4 million relating to stock-based compensation pursuant to SFAS 123R are included in the current year, compared to $0.5 million related to stock-based compensation in the prior year. Costs of goods sold include approximately $0.4 million in fiscal 2007 relating to prior periods for certain United States Customs fees.

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

R&D expenses were $71.7 million and $66.6 million in fiscal 2008 and fiscal 2007, respectively, growing from approximately 18.0% to 19.0% of sales and revenues. Expenses rose $5.1 million, due to increased investment in new product development and due to higher expenses relating to stock-based compensation pursuant to SFAS 123R, which grew from $3.9 million in fiscal 2007 to $6.7 million in fiscal 2008.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of sales, marketing, finance (including compliance costs), information technology, legal, human resources management and other executive and administrative costs. SG&A expenses were $80.8 million, or approximately 21.4% of sales and revenues, for fiscal 2008, compared to $73.8 million, or approximately 19.9% of sales and revenues, for fiscal 2007. SG&A expenses increased $7.0 million, primarily due to increased headcount and other infrastructure costs, in support of business growth. Net charges of $7.0 million relating to stock-based compensation pursuant to SFAS 123R are included in the current year, compared to $4.3 million in charges related to stock-based compensation in the prior year. SG&A expenses include approximately $0.5 million in fiscal 2007 relating to prior periods for certain employee benefits related charges.

Amortization of Intangible Assets

Amortization expense was $6.7 million and $6.4 million in fiscal 2008 and 2007, respectively, and represents the amortization of finite-lived intangible assets associated with the Company’s March 2005 acquisition of OASIS and June 2002 acquisition of Gain. Amortization expense increased in fiscal 2008 as compared with the prior fiscal year as a substantial portion of the intangible assets acquired in the OASIS acquisition are denominated in euro, which appreciated considerably in value during the year against the U.S. dollar. Amortization on euro-based intangible assets therefore increased in translated U.S. dollar terms.

Interest and Other (Expense) Income

The increase in interest income, from $4.7 million in fiscal 2007 to $7.5 million in fiscal 2008 was the result of an increase in interest earned on short-term and long-term investments, as well as the impact of higher default rates on auction rate securities, beginning in the fourth quarter of fiscal 2008. Interest expense remained at $0.3 million in both fiscal 2007 and fiscal 2008. Other expenses in fiscal 2008 consisted primarily of foreign exchange rate losses on USD transactions of SMSC Europe. Other income in fiscal 2007 included $0.2 million in gains on the sale of certain fixed assets.

Provision for Income Taxes

The Company’s effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses, and the impact of tax-exempt income and various income tax credits.

The provision for income taxes for fiscal 2008 was $10.4 million, or an effective income tax rate of 24.1% against $43.3 million of income before income taxes. This provision included the impact of $1.6 million from income tax credits, $2.3 million from tax exempt income, a $2.0 million benefit from differences between foreign and U.S. income tax rates, a reversal of unrecognized tax benefits of $1.1 million and an adjustment to prior years taxes for stock options for $1.2 million.

Legislation was not passed extending the income tax credits related to qualified research and development expenditures in the U.S. incurring after December 31, 2007. For the first three quarters of fiscal year 2008 the company has recognized these credits in its tax provision and is waiting passage of new legislation to recognize the additional credits.

The provision for income taxes for fiscal 2007 was $8.3 million, or an effective income tax rate of 23.4% against $35.3 million of income before income taxes. This provision included the impact of $2.3 million from income tax credits, $1.5 million from tax exempt income and a $0.7 million provision for differences between foreign and U.S. income tax rates.

The provisions for income taxes from continuing operations have not been reduced for approximately $6.4 million and $0.5 million of tax benefits in fiscal 2008 and 2007, respectively, derived from activity in stock-based compensation plans. These tax benefits have been credited to additional paid-in capital.

The Company adopted FIN 48 on March 1, 2007 (beginning of fiscal 2008). As a result of the adoption of this accounting pronouncement, the Company recognized $1.5 million of previously unrecognized tax benefits, which was accounted for as an increase to the opening balance of retained earnings.

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

Sales and revenues by country for fiscal years 2007 and 2006 were as follows (in thousands):

	Fiscal
	2007	2006

Taiwan	$132,972	$149,153
Japan	70,720	54,293
China	52,136	14,423
Germany	46,717	35,124
United States	34,937	37,390
Other	33,112	28,735

	$370,594	$319,118

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

The reduction in costs of goods sold on a percentage basis in fiscal 2007 compared to fiscal 2006 results is primarily a result of a changed sales mix in favor of higher margin consumer electronics and industrial applications. In addition, net LCM adjustments increased to $3.2 million in fiscal 2007, up from $0.3 million in fiscal 2006, primarily as a result of certain production quality related issues experienced with product sourced from certain assembly services suppliers. In fiscal 2006, costs of sales included a $1.7 million charge associated with sales of inventory that was acquired from OASIS and valued in the acquisition above its historical cost. There were no corresponding charges in fiscal 2007. Expenses of $0.5 million relating to SARs, RSAs and stock options pursuant to SFAS 123R are included in fiscal 2007 results, compared to $0.9 million in charges related to SARs and RSAs in fiscal 2006. Costs of goods sold also includes approximately $0.4 million in fiscal 2007 relating to prior periods for certain United States Customs fees.

Research and Development Expenses

R&D expenses were $66.6 million and $58.3 million in fiscal 2007 and fiscal 2006, respectively, or approximately 18.0% of sales and revenues in both periods. Expenses rose $8.3 million, primarily due to increased investment in new product development, commensurate with the increase in overall product sales. Expenses of $3.9 million relating to SARs, RSAs and stock options pursuant to SFAS 123R are included in fiscal 2007 results, compared to $3.8 million in charges related to SARs and RSAs in fiscal 2006.

Selling, General and Administrative Expenses

SG&A expenses were $73.8 million, or approximately 19.9% of sales and revenues, for fiscal 2007, compared to $69.2 million, or approximately 21.7% of sales and revenues, for fiscal 2006. SG&A expenses increased $4.7 million, primarily due to increased headcount and other infrastructure costs, in support of business growth. Net charges of $4.3 million relating to SARs, RSAs and stock options pursuant to SFAS 123R are included in fiscal 2007 results, compared to $9.8 million in charges related to SARs and RSAs in fiscal 2006. SG&A expenses include approximately $0.5 million in fiscal 2007 relating to prior periods for certain employee benefits related charges. In fiscal 2006, SG&A expenses include approximately $0.2 million of expenses relating to prior periods for certain office lease expenses.

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

The provisions for income taxes from continuing operations have not been reduced for approximately $0.5 million and $5.7 million of tax benefits in fiscal 2007 and 2006, respectively, derived from activity in stock-based compensation plans. These tax benefits have been credited to additional paid-in capital.

LIQUIDITY & CAPITAL RESOURCES

The Company currently finances its operations through a combination of existing working capital resources and cash generated by operations. The Company had no bank debt during fiscal 2008, 2007 or 2006.

The Company’s cash, cash equivalents, short-term and long-term investments (including investments in auction rate securities with maturities in excess of one year) were $186.1 million at February 29, 2008, compared to $160.0 million at February 28, 2007.

Operating activities generated $61.3 million of cash during fiscal 2008, compared to $37.0 million of cash generated in fiscal 2007. Comparative operating cash flows reflect the impact of improved profitability in fiscal 2008, partially offset by an increase in inventories in support of revenue growth.

Investing activities consumed $14.2 million of cash during fiscal 2008, reflecting a $0.7 million increase of short-term and long-term investments and $13.3 million in capital expenditures. Capital expenditures were significantly lower than the prior years, primarily due to a relative decrease in expenditures for test and other related production equipment in fiscal 2008. Investing activities consumed $52.0 million of cash during fiscal 2007, reflecting a $12.7 million increase of short-term and long-term investments, the $12.6 million settlement of the cash portion of the OASIS acquisition contingent consideration, and $27.0 million in capital expenditures (mostly for test equipment).

Long-term investments consist of highly rated auction rate securities (most of which are backed by U.S. Federal or state and municipal government guarantees). As of November 30, 2007 and prior period-end dates, these investments were classified as short-term in nature. In the fourth quarter of fiscal 2008, such investments became subject to adverse market conditions, and the liquidity typically associated with the financial markets for such instruments became restricted as auctions began to fail. Given the underlying terms of these securities, in most cases where auctions fail, the investor is entitled to higher interest rates to compensate for the lack of liquidity. At present, the Company is earning higher overall returns on these investments securities as a consequence of current market conditions. The Company expects such market conditions to be temporary, and has classified its investments in auction rate securities as long-term in the interim. However, in the event that these market conditions are not temporary and the Company’s future operating requirements dictated liquidation of these securities, it is possible they may/or not be liquidated at full book value. Should such need arise and current market conditions persist, the Company may also be required to record impairment charges on such investments.

Net cash used in financing activities of $23.6 million during fiscal 2008 included $40.6 million of treasury stock purchases and $2.2 million of payments under supplier financing arrangements, partially offset by $18.4 million of proceeds from exercises of stock options and $0.9 million excess tax benefit from stock-based compensation. Financing activities provided $7.4 million of cash during fiscal 2007, including $14.5 million of proceeds from exercises of stock options, partially offset by $6.1 million of treasury stock purchases and $1.5 million for payments under supplier financing arrangements.

Working capital decreased $92.2 million, or 43.4%, to $120.0 million in fiscal 2008. This was largely due to the reclassification of $124.5 million in auction rate securities from short-term to long-term investments on the balance sheet in the fourth quarter of fiscal 2008, offset in part by increases in cash and net current assets. Accounts receivable increased from $48.0 million at February 28, 2007 to $52.9 million at February 29, 2008. The Company’s inventories increased to $58.9 million at February 29, 2008, compared to $50.9 million at February 28, 2007, in support of higher sales levels and given the Company’s decision to build inventory in support of anticipated customer demand, especially for instances where the Company’s products are sole-source or custom designed for major customers’ programs. Total current liabilities increased from $74.7 million at February 28, 2007 to $79.5 million at February 29, 2008.

Capital expenditures for fiscal 2008 were $13.3 million, primarily for test and other related production equipment. Capital expenditures in fiscal 2007 of $27.0 million were primarily for test and other related production equipment, as well as the completion of the Hauppauge, New York headquarters building expansion, which began during the fourth quarter of fiscal 2005.

In addition, the Company also made non-cash capital investments of $4.1 million in fiscal 2008 for advanced design tools acquired under supplier financing arrangements. The Company acquired $6.9 million of advanced design tools during fiscal 2007 under similar agreements, for which the vendors also provided extended payment terms. Payments under these agreements are reported within cash flows from financing activities on the consolidated statements of cash flows.

The Company made cash payments for U.S. Federal and state and foreign income taxes of $7.9 million and $10.7 million in fiscal 2008 and fiscal 2007, respectively. For federal income tax purposes, the Company had approximately $5.8 million federal net operating loss carryforwards as of the fiscal year end 2006 which were fully utilized in fiscal year 2007.

In November 2007, the Company’s Board of Directors authorized the repurchase of up to additional one million shares, for a total of up to 4 million shares authorized under the common stock repurchase program first initiated in October 1998.

As of February 29, 2008, the Company has repurchased approximately 3.4 million shares of its common stock at a cost of $72.7 million under this program, including 1,165,911 shares repurchased at a cost of $40.6 million in fiscal 2008, and 253,300 shares repurchased at a cost of $6.1 million in fiscal 2007. Subsequent to year-end and through April 18, 2008 (inclusive), the Company repurchased an additional 199,145 shares at a cost of $5.8 million.

The Company’s contractual payment obligations and purchase commitments as of February 29, 2008 were as follows:

	Payment Obligations by Period
			Between	Between
	Total	Within 1 year	1 and 3 Years	3 and 5 Years	Thereafter
			(in thousands)

Operating leases	$20,933	$3,425	$5,515	$4,713	$7,280
Other obligations	15,225	3,745	5,558	1,237	4,685
Reserve for uncertain tax positions	3,808	422	1,827	1,376	183
Inventory and other purchase commitments	10,968	10,968	—	—	—

Total	$50,934	$18,560	$12,900	$7,326	$12,148

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

Despite the recent trends and factors adversely affecting the markets for auction rate securities and ensuing lack of liquidity for securities held, the Company expects that its cash, cash equivalents, liquid investments, cash flows from operations and its borrowing capacity will be sufficient to finance the Company’s operating and capital requirements through the end of fiscal 2009 and the foreseeable future.

Item 7.A. — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk — The Company’s exposure to interest rate risk relates primarily to its investment portfolio (i.e. with respect to interest income). The primary objective of SMSC’s investment portfolio management is to invest available cash while preserving principal and meeting liquidity needs. In accordance with the Company’s investment policy, investments are placed with high credit-quality issuers and the amount of credit exposure to any one issuer is limited.

As of February 29, 2008, the Company’s $124.5 million of long-term investments consisted primarily of investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. If market interest rates were to increase immediately and uniformly by 10% from levels at February 29, 2008, the Company estimates that the fair values of these investments would decline by an immaterial amount. The Company would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

Equity Price Risk — The Company is not exposed to any equity significant price risks at February 29, 2008.

Foreign Currency Risk — The Company has international sales and expenditures and is, therefore, subject to certain foreign currency rate exposures, principally the euro and Japanese Yen. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company’s product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars.

From time to time, the Company’s foreign operating subsidiaries, SMSC Japan and SMSC Europe, have entered into foreign currency contracts to minimize the exposure of their U.S. dollar denominated transactions, assets and liabilities to currency exchange rate risk. Gains or losses on these contracts are intended to offset the gains or losses recorded for statutory purposes from the remeasurement of certain assets and liabilities from U.S. dollars into local currencies. As of February 29, 2008, the Company’s wholly-owned subsidiary in Japan had two forward contracts initiated in January 2008 for the delivery of $1.4 million (in exchange for Yen), to cover scheduled payments on intercompany debt due the U.S. parent company. Although these contracts were not formally designated as hedges, they were intended to lock in the settlement rate on the underlying obligations and, as such, effectively mitigate the currency exposure on this intercompany debt. These were the only such contracts initiated during fiscal 2008. As of February 28, 2007 and during the fiscal year then ended, there were no such contracts outstanding.

The Company has never received a cash dividend (repatriation of cash) from SMSC Japan.

Commodity Price Risk — Precious metals are routinely used in the manufacture of our products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect pricing of such commodities. In the latter part of fiscal 2008, particularly in the fourth quarter, the price of gold increased precipitously, and certain of our supply chain partners assessed surcharges to compensate for the resultant increase in manufacturing costs. While the Company is currently evaluating opportunities to control the risk of similar, increases in commodities-related costs, there can be no assurance that the Company will be able to successfully safeguard against potential short-term and long-term commodities price fluctuations.

Item 8. — Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are set forth in Part IV Item 15(a)(1) — Financial Statements, of this Report.

Item 9. — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9.A. — Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 29, 2008. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Disclosure controls and procedures include controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Form 10-K, are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of February 29, 2008, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to SMSC and its consolidated subsidiaries is accumulated and communicated to the

Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. Internal controls over financial reporting are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as processes designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, together with all applicable rules and regulations of the SEC governing financial reporting requirements, and include those policies and procedures that:

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

Because of inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its internal controls over financial reporting as of February 29, 2008 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its report entitled Internal Control-Integrated Framework. Based upon this assessment, management has concluded that, as of February 29, 2008, the Company’s internal controls over financial reporting are effective based on those criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the consolidated financial statements and financial statement schedule included in this annual report, has also audited the effectiveness of the Company’s internal control over financial reporting as of February 29, 2008, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9.B. — Other Information

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s 2008 Proxy Statement relating to the annual meeting of stockholders to be held in 2008, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

The information concerning the Company’s code of ethics as required by Part III of this Report is incorporated herein by reference to the section entitled “Code of Business Conduct and Ethics” appearing in the 2008 Proxy Statement.

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

Date: April 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ STEVEN J. BILODEAU Steven J. Bilodeau	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 29, 2008

/s/ DAVID S. SMITH David S. Smith	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	April 29, 2008

/s/ ANDREW M. CAGGIA Andrew M. Caggia	Director	April 29, 2008

/s/ TIMOTHY P. CRAIG Timothy P. Craig	Director	April 29, 2008

/s/ JAMES A. DONAHUE James A. Donahue	Director	April 29, 2008

/s/ PETER F. DICKS Peter F. Dicks	Director	April 29, 2008

/s/ IVAN T. FRISCH Ivan T. Frisch	Director	April 29, 2008

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

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

(a)(3) Exhibits:
Index to Exhibits	83

Exhibits, which are listed on the Index to Exhibits, are filed as part of this report and such Index to Exhibits is incorporated by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Standard Microsystems Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated income statements, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Standard Microsystems Corporation and its subsidiaries at February 29, 2008 and February 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income tax positions in fiscal 2008, the manner in which it accounts for share-based compensation in fiscal 2007, and the manner in which it accounts for defined benefit pension plans effective February 28, 2007.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
April 29, 2008

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of February 29 and 28,	2008	2007
	(in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$61,641	$36,255
Short-term investments	—	123,768
Accounts receivable, net of allowance for doubtful accounts of $438 at February 29, 2008 and February 28, 2007, respectively	52,877	48,014
Inventories	58,885	50,873
Deferred income taxes	17,528	19,312
Other current assets	8,566	8,751

Total current assets	199,497	286,973
Property, plant and equipment, net	60,547	58,020
Goodwill	105,463	98,259
Intangible assets, net	36,930	40,256
Long-term investments	124,469	—
Deferred income taxes	9,283	7,094
Other assets	3,287	3,037

TOTAL ASSETS	$539,476	$493,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,700	$25,617
Deferred income on shipments to distributors	20,766	12,752
Accrued expenses, income taxes and other liabilities	29,001	36,378

Total current liabilities	79,467	74,747

Deferred income taxes	7,928	10,100
Other liabilities	15,992	16,850
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, authorized 1,000 shares, none issued	—	—
Common stock, $0.10 par value, authorized 85,000 shares, issued 26,193 and 25,113 shares, and outstanding 22,782 and 22,868 shares, as of February 29, 2008 and February 28, 2007, respectively	2,619	2,511
Additional paid-in capital	312,499	276,701
Retained earnings	174,051	139,657
Treasury stock, 3,411 and 2,245 shares, as of February 29, 2008 and February 28, 2007, respectively, at cost	(72,652)	(32,038)
Accumulated other comprehensive income	19,572	5,111

Total shareholders’ equity	436,089	391,942

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$539,476	$493,639

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For the Fiscal Years Ended February 29 and 28,	2008	2007	2006
	(in thousands, except per share data)

Product sales	$365,671	$359,010	$308,345
Intellectual property revenues	12,178	11,584	10,773

	377,849	370,594	319,118

Operating expenses:
Costs of goods sold (exclusive of amortization shown below)	181,067	193,497	172,309
Research and development	71,660	66,585	58,274
Selling, general and administrative	80,767	73,821	69,162
Amortization of intangible assets	6,707	6,364	5,802
In-process research and development	—	—	895

Income from operations	37,648	30,327	12,676

Interest income	7,499	4,695	3,288
Interest expense	(315)	(306)	(56)
Other (expense) income, net	(1,494)	561	634

Income before income taxes	43,338	35,277	16,542

Provision for income taxes	10,432	8,262	4,512

Net income	$32,906	$27,015	$12,030

Net income per share:
Basic	$1.44	$1.22	$0.58
Diluted	$1.39	$1.16	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Deferred	Accumulated
			Additional				Stock-	Other
	Common Stock		Paid-In	Retained	Treasury Stock		Based	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	(Loss) Income	Total
	(in thousands)

Balance at February 28, 2005	20,533	$2,053	$187,854	$100,612	(1,842)	$(23,799)	$(1,925)	$5,054	$269,849
Comprehensive income:
Net income	—	—	—	12,030	—	—	—	—	12,030
Other comprehensive loss
Change in unrealized gain on investments	—	—	—	—	—	—	—	40	40
Foreign currency translation adjustment	—	—	—	—	—	—	—	(7,045)	(7,045)

Total other comprehensive loss									(7,005)

Total comprehensive income									5,025
Issuance of common stock for business acquisition	2,072	207	35,575	—	—	—	—	—	35,782
Stock options exercised	1,219	122	17,982	—	—	—	—	—	18,104
Tax benefit from employee stock plans	—	—	5,693	—	—	—	—	—	5,693
Stock-based compensation	175	18	3,688	—	—	—	(3,620)	—	86
Amortization of deferred
stock-based compensation	—	—	—	—	—	—	1,592	—	1,592

Purchases of treasury stock	—	—	—	—	(150)	(2,162)	—	—	(2,162)

Balance at February 28, 2006	23,999	$2,400	$250,792	$112,642	(1,992)	$(25,961)	$(3,953)	$(1,951)	$333,969
Impact of initially applying SFAS No. 123(R)	—	—	(3,953)	—	—	—	3,953	—	—
Comprehensive income:
Net income	—	—	—	27,015	—	—	—	—	27,015
Other comprehensive income
Change in unrealized loss on investments	—	—	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	—	—	—	7,568	7,568

Total other comprehensive income									7,566

Total comprehensive income									34,581
Adjustment for initially applying SFAS No. 158, net of tax	—	—	—	—	—	—	—	(504)	(504)
Issuance of common stock for business acquisition	162	16	3,996	—	—	—	—	—	4,012
Stock options exercised	883	88	14,376	—	—	—	—	—	14,464
Tax benefit from employee stock plans	—	—	527	—	—	—	—	—	527
Stock-based compensation	69	7	10,963	—	—	—	—	—	10,970
Purchases of treasury stock	—	—	—	—	(253)	(6,077)	—	—	(6,077)
	—	—	—	—	—	—	—	—	—

Balance at February 28, 2007	25,113	$2,511	$276,701	$139,657	(2,245)	$(32,038)	$—	$5,111	$391,942

Comprehensive income:
Net income	—	—	—	32,906	—	—	—	—	32,906
Other comprehensive income:
Change in pension liability	—	—	—	—	—	—	—	651	651
Change in unrealized loss on investments	—	—	—	—	—	—	—	8	8
Foreign currency translation adjustment	—	—	—	—	—	—	—	13,802	13,802

Total other comprehensive income									14,461

Total comprehensive income									47,367
Cumulative-effect adjustments on the adoption of FIN 48	—	—	—	1,488	—	—	—	—	1,488
Stock options exercised	1,006	101	18,280	—	—	—	—	—	18,381
Excess tax benefit from employee stock plans	—	—	7,165	—	—	—	—	—	7,165
Stock-based compensation	74	7	10,353	—	—	—	—	—	10,360
Purchases of treasury stock	—	—	—	—	(1,166)	(40,614)	—	—	(40,614)

Balance at February 29, 2008	26,193	$2,619	$312,499	$174,051	(3,411)	$(72,652)	$—	$19,572	$436,089

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended February 29 and 28,	2008	2007	2006
		(in thousands)

Cash flows from operating activities:
Net income	$32,906	$27,015	$12,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,370	19,316	16,654
Tax benefits from employee stock plans	—	—	5,693
Excess tax benefits from stock-based compensation	(877)	(527)	—
In-process research and development charge	—	—	895
Stock-based compensation	8,728	5,530	13,079
Deferred income taxes	(3,855)	1,399	323
Gain on sales of property, plant and equipment	—	(152)	—
Other adjustments, net	198	—	(157)
Changes in operating assets and liabilities, net of business acquisition impact:
Accounts receivable	(2,613)	(6,085)	(12,244)
Inventories	(6,975)	(8,520)	3,295
Accounts payable, accrued expenses and other liabilities	(3,947)	(1,239)	11,517
Deferred income	8,015	(452)	5,423
Income taxes receivable and payable	5,866	167	(4,439)
Other changes, net	3,521	(1,965)	1,363

Net cash provided by operating activities	61,337	36,965	53,432

Cash flows from investing activities:
Capital expenditures	(13,263)	(26,995)	(23,750)
Acquisition of OASIS SiliconSystems Holding AG, net of cash acquired	—	(12,555)	(60,084)
Purchases of short-term and long-term investments	(822,842)	(592,107)	(581,659)
Sales and maturities of short-term and long-term investments	822,130	579,440	527,119
Sales of property, plant and equipment	—	265	22
Other	(198)	—	(154)

Net cash used for investing activities	(14,173)	(51,952)	(138,506)

Cash flows from financing activities:
Excess tax benefits from stock-based compensation	877	527	—
Proceeds from issuance of common stock	18,381	14,464	18,104
Purchases of treasury stock	(40,614)	(6,077)	(2,162)
Repayments of obligations under capital leases and notes payable	(2,241)	(1,522)	(1,955)

Net cash (used for) provided by financing activities	(23,597)	7,392	13,987

Effect of foreign exchange rate changes on cash and cash equivalents	1,819	(82)	(1,107)

Net increase (decrease) in cash and cash equivalents	25,386	(7,677)	(72,194)
Cash and cash equivalents at beginning of year	36,255	43,932	116,126

Cash and cash equivalents at end of year	$61,641	$36,255	$43,932

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Standard Microsystems Corporation (the “Company” or “SMSC”) a Delaware corporation founded in 1971, designs and sells a wide variety of silicon-based integrated circuits that are primarily utilizing analog or mixed-signal technologies. The Company’s integrated circuits and systems provide a wide variety of signal processing attributes that are incorporated by its globally diverse customers into end products in the Consumer Electronics & Infotainment, the Mobile & Desktop PC, and Industrial & Other markets. These products generally provide connectivity, networking, or input/output control solutions for a variety of high-speed communication, computer and related peripheral, consumer electronics, industrial control system, or auto infotainment applications. The market for these solutions is increasingly diverse, and the Company’s various technologies are increasingly used in various combinations and in alternative applications.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s fiscal year ends on the last day in February. The consolidated financial statements include the accounts of the Company and its subsidiaries (all wholly-owned) after elimination of all significant intercompany accounts and transactions.

Reclassifications

Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the fiscal 2008 presentation. Specifically, the Company had previously included rebates payable on product sales as a component of Accounts receivable, net in its Consolidated Balance Sheets. Such rebates are now included as a component of Accrued expenses, income taxes and other liabilities. This change resulted in an increase in each of these balance sheet captions of $7.4 million as of February 28, 2007. The Consolidated Statements of Cash Flows for the fiscal years ended February 28, 2007 and 2006 have also been conformed to this change in presentation. In addition, the Company had previously included both realized and unrealized foreign currency transaction and translation gains (losses) within Selling, general and administrative expenses. Such amounts are now included as a component of Other income (expense), net in the Consolidated Income Statements for all periods presented.

In addition, the Company opted to present its Consolidated Statements of Cash Flows using the indirect method, beginning with the fiscal quarter ended May 31, 2006 (first quarter of fiscal 2007). The Consolidated Statement of Cash Flows for the fiscal year ended 2006 has been conformed to this presentation.

Out-of-Period Adjustments

In the third quarter of fiscal 2008, the Company identified errors totaling $1.3 million in its fiscal 2007 and 2008 consolidated income tax expense associated with the exercise of incentive stock options, and an additional $0.4 million (net of tax) related to unrealized foreign exchange losses associated with prior periods going back to the first quarter of fiscal 2007. The Company corrected these errors in its fiscal 2008 third quarter results, which had the effect of increasing consolidated income tax expense for the fiscal year ended February 29, 2008 by $1.4 million, increasing other expense by $0.5 million and decreasing consolidated net income by $1.5 million. The Company does not believe that these adjustments were material to the consolidated financial statements for the nine month period ended November 30, 2007, the fiscal years ended February 29, 2008 and February 28, 2007 and thus has not restated its consolidated financial statements for these periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements and the reported amount of revenues and expenses during the reporting period. The Company bases the estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue from product sales to OEMs and end-users at the time of shipment, net of appropriate reserves for product returns and allowances. The Company’s terms of shipment are customarily ex-works (at SMSC warehouse). Shipping and handling costs are included within costs of goods sold.

Certain of the Company’s products are sold to electronic component distributors under agreements providing for price protection and rights to return unsold merchandise. Accordingly, recognition of revenue and associated gross profit on shipments to a majority of the Company’s distributors are deferred until the distributors resell the products. At the time of shipment to distributors, the Company records a trade receivable for the selling price, relieves inventory for the carrying value of goods shipped, and records this gross margin as deferred income on shipments to distributors on the consolidated balance sheet. This deferred income represents the gross margin on the initial sale to the distributor; however, the amount of gross margin recognized in future consolidated Income Statements will typically be less than the originally recorded deferred income as a result of price allowances. Price allowances offered to distributors are recognized as reductions in product sales when incurred, which is generally at the time the distributor resells the product.

Shipments made by the Company’s Japanese subsidiary to distributors in Japan are made under agreements that permit limited or no stock return or price protection privileges. Revenue for shipments to distributors in Japan is recognized as title passes to such distributors upon delivery.

Revenue recognition for special intellectual property payments received in fiscal 2008, 2007 and 2006 is discussed in Note 11. The Company recognizes its other intellectual property revenues upon notification of sales of the licensed technology by its licensees. The terms of the Company’s licensing agreements generally require licensees to give notification to the Company and to pay royalties no later than 60 days after the end of the quarter in which the sales take place.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash in banks, money market account balances or other highly liquid instruments purchased with original maturities of three months or less.

Investments

The Company typically invests excess cash in a variety of marketable securities, including auction rate securities. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold, in markets that have until recently been highly liquid. The Company’s general intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to maximize interest yields while maintaining liquidity. The Company’s investment in these securities have provided higher yields than money market and other cash equivalent investments.

Short-term investments consist of financial instruments with maturities of between three and twelve months, at acquisition, and investments in liquid auction rate securities. All such investments are considered available-for-sale and so classified in the Company’s Consolidated Balance Sheets. The aggregate cost of short-term investments held as of February 28, 2007 approximated their market values as of that date. There are no investments classified as short-term as of February 29, 2008.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term investments consist of highly rated auction rate securities (most of which are backed by U.S. Federal or state and municipal government guarantees). As of November 30, 2007 and prior period-end dates, these investments were classified as short-term in nature. In the fourth quarter of fiscal 2008, such investments became subject to adverse market conditions, and the liquidity typically associated with the financial markets for such instruments became restricted as auctions began to fail. Given the underlying terms of these securities, in most cases where auction fail, the investor is entitled to higher interest rates to compensate for the lack of liquidity. At present, the Company is earning higher returns on these investments securities as a consequence of current market conditions. The Company expects such market conditions to be temporary, however has classified its investments in auction rate securities as long-term in the interim. Considering such determination on market conditions, the high quality of these investments (and underlying guarantees) and given the Company has adequate cash, working capital and cash flow from operations to meet current operating needs, management has determined that impairment of these investments is not other than temporary at this time. Management will continue to monitor market conditions, and may deem that impairment is other than temporary if market conditions do not improve in the foreseeable future. The Company is currently liquidating such investments as opportunities arise. As of April 23, 2008, the Company had further reduced its holdings in auction rate securities by $16.0 million to $108.4 million, and has been advised that securities totaling another $5.0 million have been called by the issuer (April 30, 2008 call date).

The Company classifies all marketable debt and equity securities with remaining maturities of greater than one year as long-term investments. Most of the Company’s long-term investments had maturities greater than five years. The Company held approximately $0.1 million of equity securities at February 29, 2008 which were classified as long-term investments. Investments in such readily marketable, publicly traded equity securities are classified as available-for-sale and are carried at fair value on the Consolidated Balance Sheets. Unrealized gains and temporary losses on such securities, net of taxes, are reported in accumulated other comprehensive income within shareholders’ equity. The amount of net unrealized gains on such securities, net of taxes, in fiscal 2008, 2007 and 2006 were $15 thousand, $0 and $32 thousand, respectively. Impairment charges on these investments are recorded if declines in value are deemed to be other than temporary.

The Company bases the cost of the investment sold on the specific identification method. Gross realized gains and losses that have been included in earnings in fiscal 2008, 2007 and 2006 were $102 thousand, $20 thousand and $100 thousand, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities.

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

The Company’s accounts receivable result from trade credit extended on shipments to original equipment manufacturers, original design manufacturers and electronic component distributors. The Company can have individually significant accounts receivable balances from its larger customers. At February 29, 2008, one customer accounted for more than 10% of net accounts receivable, with balances of $17.2 million. At February 28, 2007, two customers each individually accounted for more than 10% of net accounts receivable, with balances of $7.3 million

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $7.1 million respectively. The Company manages its concentration of credit risk on accounts receivable by performing ongoing credit evaluations of its customers’ financial condition and limiting the extension of credit when deemed necessary. In addition, although the Company generally does not request collateral in advance of shipment, prepayments or standby letters of credit may be required and have been obtained in certain circumstances, and the Company has bought third-party credit insurance policies with respect to certain customers to reduce credit concentration exposure. The Company maintains an allowance for potential credit losses, taking into consideration the overall quality and aging of the accounts receivable portfolio and specifically identified customer risks.

Inventories and Costs of Goods Sold

Inventories are valued at the lower of standard cost (which closely approximates values on a first-in, first-out basis) or market. The Company establishes inventory allowances for estimated obsolescence or unmarketable inventory for the difference between the cost of inventory and estimated realizable value based upon assumptions about future demand and market conditions.

Costs of goods sold includes the cost of inventory, shipping and handling costs borne by the Company in connection with shipments to customers, royalties associated with certain products and depreciation on productive assets (principally, test equipment and facilities). However, costs of goods sold do not include amortization of certain intangible assets associated with the intellectual property used in the design process, nor does it include amortization of acquired technologies.

Warranty Costs

The Company generally warrants its products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time, typically twelve to twenty four months. The majority of the Company’s product warranty claims are settled through the return of the defective product and shipment of replacement product. Warranty returns are included within the Company’s allowance for returns, which is based on historical return rates. Actual future returns could differ from the allowance established. In addition, the Company accrues a liability for specific warranty costs expected to be settled other than through product return and replacement, if a loss is probable and can be reasonably estimated. Product warranty expenses during fiscal 2008, 2007 and 2006 were not material.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and depreciated on a straight-line basis over the estimated useful lives of buildings and leasehold improvements (2 to 25 years), machinery and equipment (3 to 7 years) and computer systems and software (2 to 7 years). Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected currently in the Company’s consolidated income statements.

Depreciation expense related to property, plant and equipment was $13.7 million, $13.0 million and $10.9 million, for the fiscal years ended February 29, 2008 and February 28, 2007 and 2006, respectively.

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

Goodwill and Purchased Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate value of consideration exchanged for an acquired business and the fair value (measured as of the acquisition date) of total net tangible and identified intangible assets acquired. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and purchased intangibles with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Purchased intangible assets with finite useful lives are amortized over their estimated useful lives and are reviewed for impairment in value when indicators of impairment, such as reductions in demand, are present. The Company conducts annual reviews for potential impairment in the fourth quarter of each fiscal year.

Defined Benefit Plans

Effective for fiscal year 2007, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS No. 158 requires that the funded status of defined-benefit postretirement plans be recognized on the company’s consolidated balance sheets, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year-end. The initial impact of SFAS No. 158 due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of accumulated comprehensive income in shareholders’ equity.

Contingencies

The Company regularly and routinely evaluates risks and exposures existing in the business, and either discloses such matters or records liabilities for such exposures as warranted, following the guidance set forth in SFAS No. 5, Accounting for Contingencies (“SFAS 5”). In connection with any such evaluation, the Company also considers estimated legal fees (if applicable) associated with such matters in determining amounts to be accrued.

Research and Development

Expenditures for research and development activities are expensed in the period incurred.

Advertising Expense

Advertising costs are expensed in the period incurred and are not material to the results of operations in any of the periods presented.

Stock-Based Compensation (Share-Based Payment)

The Company has several stock-based compensation plans in effect under which incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”) and stock appreciation rights (“SARs”) are granted to employees and directors. Stock options and SARs are granted with exercise prices equal to the fair value of the

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company elected the modified prospective transition method as permitted by SFAS 123R. Accordingly, prior periods have not been revised to reflect the impact of SFAS 123R. Under this transition method, recognized compensation cost includes: (i) compensation cost for all stock-based payments granted prior to, but not yet fully vested as of, February 28, 2006 (based on the grant- date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and previously presented in the pro forma footnote disclosures); and (ii) compensation cost for all stock-based payments granted or modified subsequent to February 28, 2006 (based on fair values estimated in accordance with the new provisions of SFAS No. 123R).

In connection with the implementation of SFAS 123R, the Company elected the “long form” method in determining our additional paid-in capital pool of windfall benefits and generally uses the straight-line method to amortize compensation expense over the service period. The estimated value of the Company’s stock-based awards (including stock options, restricted stock awards and stock appreciation rights), less expected forfeitures, is amortized over the awards’ respective requisite service period, which is the vesting period. As a result of adopting SFAS 123R, income from operations and income before income taxes for the twelve month period ended February 28, 2007 decreased by $5.7 million over what would have been reported on the prior accounting basis. Net income for the twelve month period ended February 28, 2007 decreased by approximately $3.7 million. Basic and diluted earnings per share decreased by $.17 and $.16, respectively. The implementation of SFAS 123R increased cash flows from financing activities by $0.5 million during fiscal 2007.

Share-based compensation recognized as a result of the adoption of SFAS 123(R), as well as pro forma disclosures according to the original provisions of SFAS 123 for periods prior to the adoption of SFAS 123(R), use the Black-Scholes option pricing model for estimating the fair value of options and SARs granted. The Black-Scholes model requires certain assumptions, judgments and estimates by the Company to determine fair value, including expected stock price volatility, risk-free interest rate, and expected life. The Company based the expected volatility on historical volatility. Additionally, the Company based the expected life of options, RSAs and SARs granted on an actuarial model. Share-based compensation related to RSAs is calculated based on the market price of the Company’s common stock on the date of grant. There were no dividends expected to be paid on the Company’s common stock over the expected lives estimated.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value of stock options issued has been estimated at the dates of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

Fiscal Year
Ended
February 28,
2006

Dividend yield	—
Expected volatility	58%
Risk-free interest rates	4.68%
Expected lives (in years)	4.60

The following table presents the pro-forma effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for the fiscal year ended February 28, 2006:

Fiscal Year
Ended
February 28,
2006

Net income — as reported	$12,030
Add: Stock-based compensation expense included in net income, net of taxes — as reported	9,352
Deduct: Stock-based compensation expense determined using the fair value method for all awards, net of taxes	(12,079)

Net income — pro forma	$9,303

Basic net income per share — as reported	$0.58

Diluted net income per share — as reported	$0.55

Basic net income per share — pro forma	$0.45

Diluted net income per share — pro forma	$0.43

Income Taxes

Deferred income taxes are provided on temporary differences that arise in the recording of transactions for financial and tax reporting purposes as well as net operating loss and tax credit carryfowards. Deferred tax assets are reduced by an appropriate valuation allowance if, in management’s judgment, part of the deferred tax asset will not be realized. Tax credits are accounted for as reductions of the current provision for income taxes in the year in which they are earned.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which was adopted by the Company as of March 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 requires that all tax positions be evaluated using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both. Under FIN 48, benefits associated with uncertain tax positions are recognized in the Company’s consolidated financial statements only when it is determined to be more likely than not that such positions would be sustained upon examination, based on technical merits. FIN 48 outlines a two-step approach to recognizing and measuring uncertain tax positions. If the weight of available evidence indicates that it is more likely than not (more than 50% likely) that a tax position would be sustained on examination (including resolution of related appeals or litigation processes, if any), the associated tax benefit is then measured as the largest amount that is more than 50% likely of being realized upon ultimate settlement. FIN 48 also requires expanded disclosure at the end of each reporting period including a tabular reconciliation of unrecognized tax benefits (see Note 10).

In May 2007, the FASB issued FASB Staff Position (FSP) FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48, which is effective retroactively to SMSC to March 1, 2007. FSP FIN No. 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FSP FIN No. 48-1 did not have any effect on the Company’s consolidated financial statements.

Translation of Foreign Currencies

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of their operations are translated using the average exchange rates during the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within shareholders’ equity.

Foreign Exchange Contracts

The majority of the Company’s revenues, expenses and capital expenditures are transacted in U.S. dollars. However, the Company does transact business in other currencies, primarily the Japanese Yen and the euro. From time to time, the Company has entered into forward currency exchange contracts to hedge against the impact of currency fluctuations on transactions not denominated in the functional currency of the transacting entity. The intent of these contracts is to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to help mitigate the risks associated with currency exchange rate fluctuations. The Company does not enter into forward currency exchange contracts solely for speculative or trading purposes. Gains and losses on such contracts have not been significant. As of February 29, 2008, the Company’s wholly-owned subsidiary in Japan had two forward contracts initiated in January 2008 for the delivery of $1.4 million (in exchange for Yen), to cover scheduled payments on intercompany debt due the U.S. parent company. Although these contracts were not formally designated as hedges, they were intended to lock in the settlement rate on the underlying obligations and, as such, effectively mitigate the currency exposure on this intercompany debt. An immaterial unrealized gain on these contracts was recorded in the fourth quarter as a component of Other income (expense), net.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of SMSC’s fiscal year beginning March 1, 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for fiscal years beginning after November 15, 2007, which we plan to adopt beginning in the first quarter of fiscal 2009. We are currently evaluating the impact, if any, the adoption of SFAS 157 will have on our consolidated financial statements in fiscal 2009 and in fiscal 2010 when it is applied to non-financial assets and non-financial liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (SMSC’s fiscal year beginning March 1, 2008). The Company is currently evaluating the impact, if any, the adoption of SFAS 159 will have on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (‘‘SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (SMSC’s fiscal year beginning March 1, 2009). The Company is currently determining the impact of implementing SFAS 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51, (“SFAS 160”). SFAS 160 establishes and expands accounting and reporting standards for the non-controlling interest in a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (SMSC’s fiscal year beginning March 1, 2009). The Company is currently determining the impact of implementing SFAS 160 on our Consolidated Financial Statements.

3.	COMPREHENSIVE INCOME

The Company’s comprehensive income consists of net income, foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on equity investments classified as available-for-sale, and changes in minimum pension liability adjustments.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s comprehensive income for the fiscal years ended February 29, 2008 and February 28, 2007 and 2006, were as follows (in thousands):

	2008	2007	2006

Net income	$32,906	$27,015	$12,030
Other comprehensive income:
Change in foreign currency translation adjustments	13,802	7,568	(7,045)
Change in unrealized gain on marketable equity securities, net of tax	8	(2)	40
Amortization of transition obligation	226	—	—
Change in actuarial loss	422	—	—
Change in prior service costs	3	—	—

	$47,367	$34,581	$5,025

The components of the Company’s accumulated other comprehensive income as of February 29, 2008 and February 28, 2007, net of taxes, were as follows (in thousands):

	February 29,	February 28,
	2008	2007

Defined benefit plans:
Transition obligation	$(160)	$(386)
Actuarial loss	308	(115)
Prior service costs	—	(3)
Foreign currency items	19,437	5,635
Unrealized gains and losses on investments	(13)	(20)

Total accumulated other comprehensive income	$19,572	$5,111

4.	NET INCOME PER SHARE

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

For the Fiscal Years Ended February 29 and 28,	2008	2007	2006

Average shares outstanding for basic net income per share	22,897	22,097	20,783
Dilutive effect of stock options and unvested restricted stock awards	726	1,162	1,215

Average shares outstanding for diluted net income per share	23,623	23,259	21,998

During fiscal 2008, 2007 and 2006, stock options covering 212,000, 682,000 and 1,186,000 common shares, respectively, were excluded from the computation of diluted net income per share, because their effects were anti-dilutive.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	BUSINESS ACQUISITION

On March 30, 2005, SMSC announced the completion of its acquisition of OASIS SiliconSystems Holding AG and subsidiaries (“OASIS”). Headquartered in Karlsruhe, Germany, OASIS is engaged in the development and marketing of integrated circuits that enable networking of multimedia devices for automotive infotainment applications.

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

The following unaudited pro forma financial information presents the combined operating results of SMSC and OASIS as if the acquisition had occurred as of the beginning of the period presented. Pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results. Pro forma financial information for the fiscal year ended February 28, 2006 is as follows (in millions, except per share data):

For the Fiscal Year Ended February 28,	2006

Revenues	$323.3
Net income	$11.5
Basic net income per share	$0.55
Diluted net income per share	$0.52

6.	GOODWILL AND INTANGIBLE ASSETS

The Company’s March 2005 acquisition of OASIS included the purchase of $42.9 million of finite-lived intangible assets, an indefinite-lived trademark of $5.4 million, and goodwill of $67.8 million. Some or portions of these intangible assets are denominated in currencies other than the U.S. dollar, and these March 2005 values reflect foreign exchange rates in effect on the date of the transaction. The Company’s June 2002 acquisition of Tucson, Arizona-based Gain Technology Corporation included the acquisition of $7.1 million of finite-lived intangible assets and $29.4 million of goodwill, after adjustments.

In accordance with the provisions of SFAS 142, goodwill is not amortized, but is tested for impairment in value annually, as well as when an event or circumstance occurs indicating a possible impairment in value. The Company performs an annual goodwill impairment review during the fourth quarter of each fiscal year, and completed its most recent annual review during the fourth quarter of fiscal 2008, during which no impairment in value was identified.

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

Intangible assets that are denominated in a functional currency other than the U.S. dollar have been translated into U.S. dollars using the exchange rate in effect on the reporting date. As of February 29, 2008 and February 28, 2007, the Company’s identifiable intangible assets consisted of the following:

	2008		2007
		Accumulated		Accumulated
As of February 29 and 28,	Cost	Amortization	Cost	Amortization
		(In thousands)

Purchased technologies	$41,175	$18,680	$38,846	$12,718
Customer relationships and contracts	12,396	4,588	10,988	2,709
Other	851	435	365	—

Total — finite-lived intangible assets	54,422	23,703	50,199	15,427
Trademarks	6,211	—	5,484	—

	$60,633	$23,703	$55,683	$15,427

Total amortization expense recorded for finite-lived intangible assets was $6.7 million, $6.4 million and $5.8 million for fiscal 2008, 2007 and 2006 respectively.

Estimated future finite-lived intangible asset amortization expense is as follows (in thousands):

Period	Amount

Fiscal 2009	$6,173
Fiscal 2010	$5,916
Fiscal 2011	$5,916
Fiscal 2012	$5,916
Fiscal 2013 and thereafter	$6,382

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	OTHER BALANCE SHEET DATA

As of February 29 and 28,	2008	2007
	(In thousands)

Inventories:
Raw materials	$1,140	$2,307
Work-in-process	25,045	20,861
Finished goods	32,700	27,705

	$58,885	$50,873

Property, plant and equipment:
Land	$578	$578
Buildings and improvements	32,885	32,303
Machinery and equipment	119,587	104,281
Construction in progress	—	—

	153,050	137,162

less: accumulated depreciation and amortization	92,503	79,142

	$60,547	$58,020

Accrued expenses, income taxes and other liabilities:
Compensation, incentives and benefits	12,162	11,124
Stock appreciation rights	4,507	6,125
Supplier financing — current portion	2,780	2,431
Product rebates payable	363	7,352
Income taxes	1,433	2,613
Foreign exchange contracts payable	1,369	—
Other	6,387	6,733

	$29,001	$36,378

Other liabilities:
Retirement benefits	$7,670	$7,977
Income taxes	4,313	5,200
Supplier financing — long-term portion	3,897	3,508
Other	112	165

	$15,992	$16,850

8.	SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. In July 2000, the authorization was expanded from one million shares to two million shares. In July 2002 the authorization was expanded from two million shares to three million shares and in November 2007 the authorization was expanded from three million shares to four million shares.

As of February 29, 2008, the Company has repurchased approximately 3.4 million shares of its common stock at a cost of $72.7 million under this program, including 1,165,911 shares repurchased at a cost of $40.6 million in fiscal 2008, 253,300 shares repurchased at a cost of $6.1 million in fiscal 2007 and 150,200 shares repurchased at a cost of $2.2 million in fiscal 2006.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to year-end and through and including April 18, 2008, the Company repurchased an additional 199,145 shares at an aggregate cost of $5.8 million.

9.	OTHER (EXPENSE) INCOME, NET

The components of the Company’s other (expense) income, net for the fiscal years ended February 29, 2008 and February 28, 2007 and 2006, were as follows (in thousands):

	2008	2007	2006

Realized and unrealized foreign currency transaction gains (losses)	$(1,945)	$322	$631
Gain on sale of EPCO bankruptcy claim	316	—	—
Gains (losses) on disposal of property	18	151	(7)
Other miscellaneous income	117	88	10

	$(1,494)	$561	$634

10.	INCOME TAXES

Income before income taxes consists of (in thousands):

	2008	2007	2006

Income from domestic operations	$43,621	$26,313	$10,463
Income (loss) from foreign operations	(283)	8,964	6,079

	$43,338	$35,277	$16,542

The provision for income taxes included in the accompanying consolidated Income Statements consists of the following (in thousands):

For The Years Ended February 29 and 28,	2008	2007	2006

Current
Federal	$13,171	$4,346	$7,067
Foreign	282	3,408	5,358
State	205	260	172

	13,658	8,014	12,597
Deferred	(3,226)	248	(8,085)

	$10,432	$8,262	$4,512

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which was adopted by the Company as of March 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 requires that all tax positions be evaluated using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both.

The Company adopted FIN 48 effective March 1, 2007 (beginning of fiscal 2008), and also included $1.5 million of previously unrecognized tax benefits which was accounted for as an increase to the opening balance of retained earnings. At adoption the company’s total unrecognized tax benefits was stated at $3.3 million which included $0.6 million of interest.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company continues to accrue interest and penalties associated with unrecognized tax benefits in income tax expense in its Consolidated Income Statements. The expense for interest and penalties reflected in the Consolidated Income Statements for the year ended February 29, 2008 was approximately $0.3 million. The total accrued interest and penalties reflected as of March 1, 2007 and February 29, 2008 are $0.9 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at March 1, 2007 (upon adoption)	$2,757
Additions based on tax positions related to the current year	1,329
Additions for tax positions of prior years	484
Reductions for tax positions of prior years	—
Reductions for tax positions due to lapse of statutes of limitations	(762)
Settlements	—

Balance at February 29, 2008	$3,808

As of March 1, 2007 the unrecognized tax benefits, excluding interest and penalties, that would affect the effective tax rate if recognized would have been $2.7 million; and at February 29, 2008 the amount would be $2.5 million.

The company’s primary tax jurisdiction is the United States. Tax returns open for examination are for FY 2005 and subsequent years. It is reasonably expected that the amount of unrecognized tax benefits will change in the next 12 months, but we do not expect that change to have a significant impact on our financial position or results of operations.

The tax rate for the second quarter of 2007 was reduced by a change in German tax law that was enacted in August and included a reduction in the German income tax rate. As a result of the change, the Company adjusted the value of its deferred tax assets in Germany and recorded a benefit to the Tax Provision in the amount of $2.2 million.

The items accounting for the difference between the provision for (benefit from) income taxes computed at the U.S. federal statutory rate and the Company’s provision for (benefit from) income taxes are as follows (in thousands):

For The Years Ended February 29 and 28,	2008	2007	2006

Provision for income taxes computed at U.S. federal statutory tax rate	$15,168	$12,347	$5,780
State taxes, net of federal benefit	133	169	159
Differences between foreign and U.S. income tax rates	(1,989)	743	988
Tax-exempt income	(2,271)	(1,485)	(892)
Tax benefit from export deductions	(499)	(741)	31
Adjustments to prior years’ taxes	1,405	(255)	93
Tax credits	(1,605)	(2,326)	(1,725)
Equity-based compensation	185	(447)	—
Nondeductible executive compensation	728	844	—
Net operating loss utilized	—	(700)	—
Unrecognized tax benefits and related interest	(1,074)	—	—
Other	251	113	78

	$10,432	$8,262	$4,512

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred income taxes are as follows (in thousands):

As of February 29 and 28,	2008	2007

Reserves and accruals not currently deductible for income tax purposes	$24,974	$22,010
Inventory valuation	1,620	3,061
Intangible asset amortization	(11,582)	(14,788)
Restructuring costs	1,865	1,908
Purchased in-process technology	455	576
Property, plant and equipment depreciation	(1,225)	250
Research & development tax credit carryforwards	3,713	4,366
Other, net	1,108	823

Sub-Total	20,928	18,206
Less valuation allowance	(2,045)	(1,900)

Net deferred tax assets	$18,883	$16,306

The Company has net New York State tax credit carryforwards in fiscal 2008 and 2007 of $1.4 million and $1.7 million and valuation allowances of $0.3 million and $0.7 million respectively. The credit carryforwards expire at various dates from fiscal 2011 through fiscal 2023. The company also has various net state tax credit carryforwards in fiscal 2008 of $2.4 million with a valuation allowance of $1.8 million. These credit carryforwards expire at various dates from fiscal 2021 through fiscal 2023 and certain credits can be utilized without limitation.

As of February 29, 2008 income considered to be permanently reinvested in certain foreign subsidiaries total approximately $3.2 million. Deferred income taxes have not been provided on this income, as we do not plan to initiate any action that would require the payment of income taxes. The Company currently intends to reinvest these earnings in operations outside the U. S.

11.	TECHNOLOGY AND PATENT LICENSE AGREEMENTS WITH INTEL CORPORATION

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

In respect to this relationship, Intel agreed to pay to the Company an aggregate amount of $75 million, of which $20.0 million and $2.5 million was received and recognized as intellectual property revenue, and paid, in the third and fourth quarters of fiscal 2004, respectively, $2.5 million was received and recognized as intellectual property revenue, and paid, in each quarter of fiscal 2005 and in each of the first three quarters of fiscal 2006, and $2.8 million was received and recognized as intellectual property revenue, and paid, in the fourth quarter of fiscal 2006. In fiscal 2007, $2.8 million was received and recognized as intellectual property revenue, and paid, in each of the first three quarters of fiscal 2007, and $3.0 million was received and recognized as intellectual property revenue, and paid, in

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fourth quarter of fiscal 2007. In fiscal 2008, $3.0 million was received and recognized as intellectual property revenue in each fiscal quarter. The remaining $9.0 million due under this agreement is receivable in equal $3.0 million installments due in the first, second and third quarters of fiscal 2009. Such amounts are subject to possible reduction, in a manner and to an extent to be agreed by the parties, based upon the companies’ collaboration and sales, facilitated by Intel, of certain future new products of the Company.

12.	BUSINESS RESTRUCTURING

In November 2001, the Company exited the PC chipset business. This reorganization was implemented to redirect the Company’s resources towards higher growth, higher margin businesses. All obligations under this restructuring were satisfied and reconciled in periods prior to fiscal 2006, with the exception of long-term non-cancelable lease obligations, which are being paid over their respective terms, through August 2008.

The following table provides a summary of the Company’s reserve for this restructuring for the three years ended February 29, 2008 (in thousands):

Non-Cancelable
Lease
Obligations

Business restructuring reserve at February 28, 2005	$527
Cash payments	(204)

Business restructuring reserve at February 28, 2006	323

Cash payments	(129)

Business restructuring reserve at February 28, 2007	194

Cash payments	(122)

Business restructuring reserve at February 29, 2008	$72

13.	BENEFIT AND INCENTIVE PLANS (INCLUDING SHARE-BASED PAYMENTS)

Employee and Director Stock Option Plans

Under the Company’s various stock option plans, the Compensation Committee of the Board of Directors is authorized to grant options to purchase shares of common stock. The purpose of these plans is to promote the interests of the Company and its shareholders by providing officers, directors and key employees with additional incentives and the opportunity, through stock ownership, to better align their interests with the Company’s and enhance their personal interest in its continued success. Options under inducement plans may only be offered to new employees. Options are granted at prices not less than the fair market value on the date of grant. As of February 29, 2008, 519,000 shares of common stock were available for future grants of stock options, of which 430,000 shares can also be issued as restricted stock awards. The grant date fair values of stock options are recorded as compensation expense ratably over the vesting period of each award. Option awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant.

Compensation expense recognized for stock options was $7.9 million in fiscal 2008 and $8.9 million in fiscal 2007. Prior to fiscal 2007, the Company accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and accordingly recognized no compensation expense for the stock option grants.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option plan activity is summarized below (shares in thousands):

		Weighted		Weighted		Weighted
		Average		Average		Average
	Fiscal	Exercise	Fiscal	Exercise	Fiscal	Exercise
	2008	Price	2007	Price	2006	Price
	Shares	per Share	Shares	per Share	Shares	per Share

Options outstanding, beginning of year	4,302	$20.81	5,086	$19.32	4,352	$17.26
Granted	309	$33.24	569	$26.50	2,163	$21.03
Exercised	(1,007)	$18.29	(883)	$16.45	(1,226)	$14.88
Canceled, forfeited or expired	(191)	$22.52	(470)	$19.80	(203)	$20.26

Options outstanding, end of year	3,413	$22.58	4,302	$20.81	5,086	$19.32

Options exercisable, end of year	1,542	$20.10	1,752	$18.42	1,670	$16.61

The following table summarizes information relating to currently outstanding and exercisable options as of February 29, 2008 (shares in thousands):

	Weighted		Weighted		Weighted
	Average		Average		Average
	Remaining	Options	Exercise	Options	Exercise
Range of Exercise Prices	Lives	Outstanding	Prices	Exercisable	Prices

$6.75 - $17.62	5.6	1,236	$15.92	608	$14.85
$17.69 - $22.35	5.1	737	$20.74	580	$20.68
$22.38 - $29.70	7.7	798	$26.74	241	$26.57
$30.12 - $35.61	8.5	612	$32.16	113	$31.49
$36.13 - $36.13	9.7	30	$36.13	—	—

	6.5	3,413	$22.58	1,542	$20.10

As of February 29, 2008, the weighted average remaining contractual life of stock options outstanding was 6.5 years and the aggregate intrinsic value was $22.5 million. As of February 29, 2008, the weighted average remaining contractual life of stock options exercisable was 5.0 years and their aggregate intrinsic value was $13.1 million. The aggregate intrinsic value of options exercisable represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $28.35 at February 29, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

The weighted-average grant-date fair value was $15.56 per share for options granted during the twelve months ended February 29, 2008, $13.84 for options granted during the twelve months ended February 28, 2007, and $11.69 for options granted during the twelve months ended February 28, 2006.

The total intrinsic value of options exercised was $17.1 million for the twelve months ended February 29, 2008, $10.7 million for options exercised during the twelve months ended February 28, 2007, and $21.6 million for options exercised during the twelve months ended February 28, 2006.

Total fair value of options vested was $9.5 million for the twelve months ended February 29, 2008, $8.5 million for the twelve months ended February 28, 2007, and $17.4 million for the twelve months ended February 28, 2006.

The total remaining unrecognized compensation cost related to SMSC’s employee and director stock option plans is $20.1 million as February 29, 2008. The weighted average period over which the cost is expected to be recognized is 1.51 years.

The Company recognizes compensation expense for options using the Black-Scholes option pricing model. The Black-Scholes model requires certain assumptions, judgments and estimates by the Company to determine fair value, including expected stock price volatility, risk-free interest rate, and expected life. The Company based the

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The weighted average fair values per share of stock options granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Twelve Months	Twelve Months
	Ended	Ended
	February 29,	February 28,
	2008	2007

Dividend yield	—	—
Expected volatility	52%	59%
Risk-free interest rates	2.55% - 4.59%	4.59% - 5.06%
Expected lives (in years)	4.46	4.42

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees. The Company grants these awards, at its discretion, from the shares available under its 2001 and 2003 Stock Option and Restricted Stock Plans and its 2005 Inducement Stock Option and Restricted Stock Plan. The shares awarded are typically earned in 25%, 25% and 50% increments on the first, second and third anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The grant date fair value of these shares at the date of award is recorded as compensation expense ratably as vested over the three-year periods from the respective award dates, as adjusted for forfeitures of unvested awards. Compensation expense for these awards was $2.3 million, $1.8 million and $1.6 million in fiscal 2008, 2007 and 2006, respectively.

Restricted stock activity for the twelve months ended February 29, 2008 and February 28, 2007 is set forth below (shares in thousands):

		Weighted		Weighted
		Average		Average
	Fiscal 2008	Grant-Date	Fiscal 2007	Grant-Date
	Shares	Fair Value	Shares	Fair Value

Restricted stock shares outstanding, beginning of year	231	$22.71	255	$20.65
Granted	83	$35.25	91	$25.63
Canceled or expired	(9)	$26.83	(22)	$23.87
Vested	(95)	$22.68	(93)	$19.64

Restricted stock shares outstanding, end of year	210	$27.52	231	$22.71

The weighted-average grant-date fair value was $35.25 per share for RSAs granted during the twelve months ended February 29, 2008, $20.42 for RSAs granted during the twelve months ended February 28, 2007, and $20.33 for RSAs granted during the twelve months ended February 28, 2006.

The total pretax intrinsic value of restricted stock shares vested was $3.2 million for the twelve months ended February 29, 2008, $2.6 million for restricted stock shares vested during the twelve months ended February 28, 2007, and $1.5 million for restricted stock shares vested during the twelve months ended February 28, 2006.

The total fair value of restricted stock shares vested was $2.2 million for the twelve months ended February 29, 2008, $1.8 million for restricted stock shares vested during the twelve months ended February 28, 2007, and $1.0 million for restricted stock shares vested during the twelve months ended February 28, 2006.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the closing price of the Company’s Class A common stock of $28.35 on February 29, 2008, the total pretax intrinsic value of all outstanding restricted stock shares was $6.0 million.

The total unrecognized compensation cost related to SMSC’s restricted stock plans is $4.3 million as of February 29, 2008. The weighted average period over which the cost is expected to be recognized is 1.52 years.

Stock Appreciation Rights Plan

In September 2004 and September 2006, the Company’s Board of Directors approved Stock Appreciation Rights (SAR) Plans (the “Plans”), the purpose of which is to attract, retain, reward and motivate employees and consultants to promote the Company’s best interests and to share in its future success. The Plans authorize the Board’s Compensation Committee to grant up to four million SAR awards to eligible officers, employees and consultants. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of SMSC common stock over the award’s exercise price. On July 11, 2006, the Company’s Board of Directors approved the 2006 Director Stock Appreciation Rights Plan. The Company can grant up to 200,000 Director SARs under this plan. On April 9, 2008, the Board of Directors authorized an increase in the number of SARs issuable pursuant to this plan from 200,000 to 400,000. The exercise price of a SAR is equal to the closing market price of SMSC stock on the date of grant. SAR awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant.

The Company recognizes compensation expense for SARs using a graded vesting methodology, adjusting for changes in fair value from period to period. Compensation expense also includes adjustments for any exercises of SARs to record any differences between total cash paid at settlement and previously recognized compensation expenses. Prior to the adoption of SFAS 123R, the Company recognized compensation expense for SARs based on the excess of the award’s market value over its exercise price over the term of the award. The Company recognized $5.0 million of compensation expense from these awards during fiscal 2008, $2.0 million of benefit for these awards during fiscal 2007, and $13.0 million of compensation expense for these awards during fiscal 2006.

Activity under the Stock Appreciation Rights Plan is summarized below (shares in thousands):

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Fiscal 2008	Prices	Fiscal 2007	Prices	Fiscal 2006	Prices
	SARs	per Share	SARs	per Share	SARs	per Share

SARs outstanding, beginning of year	2,775	$25.54	1,544	$18.78	1,459	$17.10
Granted	382	$35.04	1,563	$30.73	249	$27.51
Exercised	(359)	$19.10	(227)	$17.16	(111)	$17.10
Canceled or expired	(87)	$27.74	(105)	$21.45	(53)	$17.18

SARs outstanding, end of year	2,711	$27.66	2,775	$25.54	1,544	$18.78

SARs exercisable, end of year	672	$24.98	315	$19.40	203	$18.28

As of February 29, 2008, the weighted average remaining contractual life of SARs outstanding was 8.1 years and their aggregate intrinsic value was $8.7 million. As of February 29, 2008, the weighted average remaining contractual life of SARs exercisable was 7.5 years and their aggregate intrinsic value was $3.2 million. The aggregate intrinsic value of SARs exercisable represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $28.35 at February 29, 2008, which would have been received by all SARs holders had they exercised their SARs as of that date.

The weighted-average grant-date fair value was $10.12 per share for SARs granted during the twelve months ended February 29, 2008, $13.73 for SARs granted during the twelve months ended February 28, 2007, and $14.39 for SARs granted during the twelve months ended February 28, 2006.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total fair value of SARs vested was $5.1 million for the twelve months ended February 29, 2008, $5.1 million for the twelve months ended February 28, 2007, and $2.7 million for the twelve months ended February 28, 2006.

Total cash paid in connection with SARs was $6.6 million for the twelve months ended February 29, 2008, $3.4 million during the twelve months ended February 28, 2007, and $1.5 million during the twelve months ended February 28, 2006.

The total unrecognized compensation cost related to SMSC’s stock appreciation rights plan is $10.7 million as of February 29, 2008. The weighted average period over which the cost is expected to be recognized is 1.71 years.

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

The weighted average fair values per share of stock appreciation rights granted in connection with the Company’s SAR incentive plans have been estimated utilizing the following assumptions:

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	February 29,	February 28,	February 28,
	2008	2007	2006

Dividend yield	—	—	—
Expected volatility	52%	59%	58%
Risk-free interest rates	1.97% - 4.87%	4.68% - 4.97%	4.68%
Expected lives (in years)	1.04 - 4.44	2.01 - 4.54	4.6

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the stock-based compensation expense for stock options, restricted stock awards and stock appreciation rights included in our income from operations (in thousands):

	Fiscal
	2008	2007

Costs of goods sold	$(1,444)	$(506)
Research and development	(6,682)	(3,916)
Selling, general and administrative	(7,021)	(4,304)

Stock-based compensation under SFAS 123R, before income tax benefit	(15,147)	(8,726)
Tax benefit	5,453	3,141

Stock-based compensation under SFAS 123R, after income tax benefit	$(9,694)	$(5,585)

Effect of SFAS 123R — Basic loss per share	$(0.42)	$(0.25)

Effect of SFAS 123R — Diluted loss per share	$(0.41)	$(0.24)

Weighted average common shares outstanding:
Basic	22,897	22,097
Diluted	23,623	23,259

Supplemental Executive Retirement Plan

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) to provide senior management with retirement, disability and death benefits. The SERP’s retirement benefits are based upon the participant’s average compensation during the three-year period prior to retirement.

The following tables summarize changes in the SERP’s benefit obligation, the SERP’s plan assets and the SERP’s components of net periodic benefit costs, including key assumptions. The measurement dates for the SERP’s plan assets and obligations were February 29, 2008 and February 28, 2007 (dollars in thousands):

For the Fiscal Years Ended February 29 and 28,	2008	2007

Change in benefit obligation:
Beginning of year	$7,083	$6,463
Service cost — benefits earned during the year	474	245
Interest cost	395	353
Benefit payments	(507)	(294)
Actuarial (gain) loss	(716)	316

End of year	$6,729	$7,083

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	507	294
Benefits paid	(507)	(294)

Fair value of plan assets at end of year	$—	$—

Amounts recognized in the statement of financial position:
Current liabilities	$(635)	$(507)
Non-current liabilities	(6,094)	(6,576)

Pension liability at end of year	$(6,729)	$(7,083)

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Fiscal Years Ended February 29 and 28,	2008	2007	2006

Components of net periodic benefit costs:
Service cost — benefits earned during the year	$474	$245	$114
Interest cost on projected benefit obligations	395	353	373
Amortization of net obligation	245	245	245
Recognized net actuarial loss	—	—	—

Net periodic pension expense	$1,114	$843	$732

Amounts recognized in accumulated other comprehensive loss:
Transition obligation	$245	$490
Net loss	(592)	124

Total amount recognized in accumulated other comprehensive (income) loss	$(347)	$614

The projected benefit obligation and accumulated benefit obligation for the plan at February 29, 2008 and February 28, 2007 was as follows:

As of February 29 and 28,	2008	2007

Projected benefit obligation	$6,729	$7,083
Accumulated benefit obligation	$5,642	$6,037

As of February 29 and 28,	2008	2007	2006

Assumptions used in determining actuarial present value of benefit obligations:
Discount rate	6.74%	5.79%	5.55%
Weighted average rate of compensation increase	5.00%	5.00%	4.00%
Assumptions used to calculate periodic pension cost:
Discount rate	5.79%	5.55%	5.59%
Weighted average rate of compensation increase	5.00%	4.00%	4.00%

The discount rate used in the Plan’s measurement is based upon the yield curve spot rate published for the Citigroup pension index as of the measurement date. The weighted average rate of compensation increase was increased in fiscal 2008 to better reflect management’s current expectations of future compensation trends.

Although the Plan is unfunded, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing benefits. The cash surrender value of these policies was approximately $1.6 million and $1.5 million at February 29, 2008 and February 28, 2007 respectively.

Annual benefit payments under this plan are expected to be approximately $0.6 million, $0.6 million, $0.5 million and $0.5 million in fiscal 2009 through fiscal 2012, respectively, and approximately $2.7 million cumulatively in fiscal 2013 through fiscal 2017. The Company expects contributions for the Plan (consisting of benefits paid) in fiscal 2009 to be approximately $0.6 million.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost, before taxes, were as follows (in thousands):

	2008	2007

Transition obligation	$245	$490
Net loss	(592)	124
Prior service cost	—	—

Total	$(347)	$614

The estimated portion of transition obligations of the plan to be amortized during the next fiscal year is $245 thousand.

  Retirement Plan — SMSC Japan

One of the Company’s subsidiaries, SMSC Japan, also maintains an unfunded retirement plan, which provides its employees and directors with separation benefits, consistent with customary practices in Japan. Benefits under this defined benefit plan are based upon length of service and compensation factors.

The following tables summarize changes in the plan’s benefit obligation, the plan assets and components of net periodic benefit costs, including key assumptions. The measurement dates for the plan assets and obligations were February 29, 2008 and February 28, 2007 (dollars in thousands):

For the Fiscal Years Ended February 29 and 28,	2008	2007

Change in benefit obligation:
Beginning of year	$1,488	$1,149
Service cost — benefits earned during the year	275	210
Interest cost	27	19
Amendments/settlements/curtailments	(211)	—
Benefit payments	(26)	(130)
Other	195	240

End of year	$1,748	$1,488

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	26	130
Benefits paid	(26)	(130)

Fair value of plan assets at end of year	$0	$0

Amounts recognized in the statement of financial position:
Current liabilities	$(260)	$(87)
Non-current liabilities	(1,488)	(1,401)

Pension liability at end of year	$(1,748)	$(1,488)

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Fiscal Years Ended February 29 and 28,	2008	2007	2006

Components of net periodic benefit costs:
Service cost — benefits earned during the year	$275	$210	$212
Interest cost on projected benefit obligations	27	19	17
Net amortization and deferral	20	15	14

Net periodic pension expense	$322	$244	$243

Amounts recognized in accumulated other comprehensive loss:
Transition obligation	$1	$113
Net loss	9	66
Prior service cost	—	5

Total amount recognized in accumulated other comprehensive loss	$10	$184

The projected benefit obligation and accumulated benefit obligation for the plan at February 29, 2008 and February 28, 2007 was as follows:

As of February 29 and 28,	2008	2007

Projected benefit obligation	$1,748	$1,488
Accumulated benefit obligation	$1,687	$1,211

As of February 29 and 28,	2008	2007	2006

Assumptions used in determining actuarial present value of benefit obligations:
Discount rate	1.75%	1.75%	1.75%
Weighted average rate of compensation increase	3.00%	3.00%	2.00%
Assumptions used to calculate periodic pension cost:
Discount rate	1.75%	1.75%	1.75%
Weighted average rate of compensation increase	2.00%	2.00%	2.00%

The discount rate used in the Plan’s measurement is based upon an average of high-quality long-term investment yields in Japan. The weighted average rate of compensation increase was increased for fiscal 2008 to better reflect management’s current expectations of future compensation trends.

There are no benefit payments expected to be made by the plan in fiscal 2009. However, the plan as it pertains to non-director employees will be transitioned to a defined contribution plan over the next four years, and SMSC Japan intends on funding $1.0 million of the accrued pension cost over the next four years and transferring such amounts to the non-director employees defined contribution plan. Accrued benefits relating to non-director employees were fixed in amount as of February 29, 2008 and shall not be increased.

The components of accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost, before taxes, were as follows:

	2008	2007

Transition obligation	$1	$113
Net loss	9	66
Prior service cost	—	5

Total	$10	$184

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated portion of net losses and transition obligations of the plan to be amortized during the next fiscal year is insignificant.

14.	COMMITMENTS AND CONTINGENCIES

Leases

The Company and its subsidiaries lease certain facilities and equipment under operating leases. The facility leases generally provide for the lessee to pay taxes, maintenance, and certain other operating costs of the leased property.

At February 29, 2008, future minimum lease payments for non-cancelable lease obligations are as follows (in thousands):

Minimum
Lease
Payments

2009	$3,425
2010	3,054
2011	2,461
2012	2,394
2013 and thereafter	9,599

Total minimum lease payments	$20,933

For all operating leases, the total rent expense was $3.6 million, $3.1 million and $3.5 million in fiscal 2008, 2007 and 2006, respectively.

Open Purchase Orders

As of February 29, 2008, the Company had approximately $11.0 million in obligations under open purchase orders. Open purchase orders represent agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including quantities to be purchased, pricing provisions and the approximate timing of the transactions. These obligations primarily relate to future purchases of wafers from foundries, assembly and testing services and manufacturing and design equipment.

Supplier Financing

During fiscal 2008 and 2007, the Company acquired $4.1 million and $6.9 million, respectively, of software and other tools used in product design, for which the suppliers provided payment terms through fiscal 2010.

At February 29, 2008, future supplier financing obligations are as follows (in thousands):

2009	$2,779
2010	2,511

2011	1,386

Total supplier financing obligations	$6,676

The Company’s Consolidated Balance Sheets include the current portion of these obligations within Accrued expenses, income taxes and other liabilities, and the long-term portion within Other liabilities.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On July 3, 2007, OPTi, Inc. (“OPTi”) filed a lawsuit in the United States District Court for the Eastern District of Texas against the Company, Advanced Micro Devices, Inc., Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., STMicroelectronics, Inc., and Via Technology, Inc. OPTi’s Complaint alleges that the Company’s Low Pin Count products infringe two patents and seeks unspecified damages (including treble damages for willful infringement), attorneys fees and injunctive relief. On September 5, 2007, the Company answered the Complaint, denying OPTi’s allegations and asserting counterclaims for declaratory judgments of invalidity, unenforceability and noninfringement of the two patents-in-suit. The Court has set a claim construction hearing for July 30, 2009, and a trial to begin on November 2, 2009. The Company intends to vigorously defend against the allegations of OPTi’s Complaint.

15.	SUPPLEMENTAL CASH FLOW DISCLOSURES

The Company acquired $4.1 million, $6.9 million and $0.2 million of design tools in fiscal 2008, 2007 and 2006, respectively, through long-term financing provided by suppliers. The Company made cash payments for federal, state and foreign income taxes payable of $7.9 million, $10.7 million and $2.9 million in fiscal 2008, 2007 and 2006, respectively.

16.	INDUSTRY SEGMENT, GEOGRAPHIC, CUSTOMER AND SUPPLIER INFORMATION

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and Revenues by Geographic Region

The Company’s sales by country are based upon the geographic location of the customers who purchase the Company’s products. For product sales to electronic component distributors, their countries may be different from those of the end customers. The information below summarizes sales and revenues to unaffiliated customers by country (in thousands):

For the Fiscal Years Ended February 29 and 28	2008	2007	2006

Taiwan	$103,661	$132,972	$149,153
China	94,200	52,136	14,423
Japan	52,132	70,720	54,293
United States	34,531	34,937	37,390
Germany	35,650	46,717	35,124
Other	57,675	33,112	28,735

	$377,849	$370,594	$319,118

Significant Customers

From period to period, several key customers can account for a significant portion of the Company’s sales and revenues. Sales and revenues from significant customers for fiscal 2008, 2007 and 2006, stated as percentages of total sales and revenues, are summarized as follows:

For Fiscal Years Ended February 29 and 28,	2008	2007	2006

Yosun Industrial & Sertek	24%	**	**
Yosun Industrial	**	*	10%
Sertek	**	*	15%
Tech-Com Computer	11%	*	*
Wintech	*	*	11%

*	Less than 10%
**	Not applicable

The Company’s contracting sales counterparty may vary as a result of the manner in which it goes to market, the structure of the semiconductor market, industry consolidation and customer preferences. In many cases the Company’s products will be designed into an end product by an OEM customer who will then contract to have the product manufactured by an ODM. In such cases, the Company will sell its products directly to the selected ODM, who becomes the Company’s contracting counterparty for the sale. In other cases, the OEM or ODM may design the product and be the contracting counterparty. In some cases the Company or the ODM may wish to have a distributor as the direct sales counterparty. As a result of changing relationships and shifting market practices and preferences, the mix of customers can change from period to period and over time.

Two customers accounted for more than 10% of total sales each, and jointly a combined 35% of total sales and revenues for fiscal 2008. In addition to the above factors, this was partly a result of the acquisition of one large distributor (Sertek) by another large distributor (Yosun) in March 2007.

All of the customers listed in the table above are distributors of SMSC products in Asia and in turn resell the Company’s products to many different end users.

The Company continues to expect that a small number of larger customers will continue to account for a significant portion of its sales and revenues in fiscal 2009 and for the foreseeable future. The Company does not believe that the change in identity of the customers from 2006-2008 represents a fundamental change in its business,

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rather the change in top customers, in part, is due to the shifting nature of OEM preferences for where they have their product designs manufactured, industry consolidation or ODM customers changing the distributor from whom they purchase the Company’s products.

Long-Lived Assets by Geographic Region

The Company’s long-lived assets include net property and equipment, goodwill and other intangible assets, deferred income taxes and various long-lived financial instruments. Net property, plant and equipment by geographic area consists of the following (in thousands):

As of February 29 and 28,	2008	2007

United States	59,420	56,854
Germany	984	693
Japan and Other Asia Pacific	143	473

	$60,547	$58,020

Significant Suppliers

The Company does not operate a wafer fabrication facility. Four independent semiconductor wafer foundries in Asia and Europe currently supply substantially all of the Company’s devices in current production. In addition, substantially all of the Company’s products are assembled by five independent subcontractors in Asia and Europe.

17.	RELATED PARTY TRANSACTIONS

During fiscal 2008, 2007 and 2006, the Company purchased $2.4 million, $4.1 million and $0.7 million of test equipment, services and supplies in the ordinary course of business from Delta Design, Inc., a wholly-owned subsidiary of Cohu, Inc., whose President and Chief Executive Officer serves on SMSC’s Board of Directors.

18.	SUBSEQUENT EVENTS

On April 9, 2008, the Board of Directors approved an amendment for the 2006 Directors Stock Appreciation Rights Plan, increasing the number of units issuable under the plan from 200,000 to 400,000.

Subsequent to year-end and through and including April 18, 2008, the Company repurchased an additional 199,145 shares at an aggregate cost of $5.8 million.

On April 22, 2008, the Board of Directors authorized the repurchase of up to an additional one million shares of common stock, bringing the total authorized to five million shares, pursuant to the common stock repurchase program initiated in October 1998.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data; the sum of the net income per share amounts may not total due to rounding)

Fiscal 2008

	Quarter Ended
	May 31	Aug. 31	Nov. 30	Feb. 29

Sales and revenues	$81,546	$97,522	$104,678	$94,103
Income from operations	2,794	8,081	14,236	12,411
Net income	3,202	9,281	8,708	11,715

Basic net income per share	$0.14	$0.40	$0.38	$0.52
Diluted net income per share	$0.13	$0.38	$0.36	$0.50

Average shares outstanding:
Basic net income per share	22,790	23,097	23,041	22,747
Diluted net income per share	23,445	23,845	23,878	23,407

During the third quarter of fiscal 2008, the Company identified errors of $1.3 million in its fiscal 2007 and 2008 consolidated income tax expense associated with the exercise of incentive stock options and an additional $0.4 million, net of tax, related to unrealized foreign exchange losses associated with prior periods going back to the first quarter of fiscal 2007. The Company corrected these errors in the November 30, 2007 results, which had the effect of increasing consolidated income tax expense in the three and nine month periods ended November 30, 2007 by $1.1 million, increasing other expense by $0.6 million and decreasing consolidated net income by $1.7 million. The Company does not believe that these adjustments are material to the consolidated financial statements for the three and nine month periods ended November 30, 2007, to the fiscal years ended February 29, 2008 and February 28, 2007, or to any prior periods going back to the first quarter of fiscal 2007, and as a result, has not restated its consolidated financial statements for these periods.

In the fourth quarter of fiscal 2008, the Company determined that its application of the treasury method to compute common stock equivalents for diluted net income per share purposes had not been properly calculated following the adoption of SFAS 123R on March 1, 2006 (first quarter of fiscal 2007). Specifically, the computation did not include unamortized compensation costs relating to stock options and incorrectly calculated the tax benefits on outstanding options as assumed proceeds. The effect was to understate the computed net income per diluted share. The Company deemed the impact on quarterly and annual net income per diluted share for all reported periods in fiscal 2008 and 2007 to be immaterial. In order to present accurate data for each of the quarterly periods in fiscal 2008, weighted average diluted shares outstanding and corresponding net income per diluted share have been revised for all quarterly periods in fiscal 2008, as shown in the table above.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2007

	Quarter Ended
	May 31	Aug. 31	Nov. 30	Feb. 28

Sales and revenues	$86,144	$96,663	$98,064	$89,723
Income (loss) from operations	10,690	7,412	5,814	6,732
Net income	8,633	5,727	4,819	7,836

Basic net income per share	$0.40	$0.26	$0.22	$0.35
Diluted net income per share	$0.37	$0.25	$0.21	$0.33

Average shares outstanding:
Basic net income per share	21,824	21,904	22,133	22,500
Diluted net income per share	23,147	22,784	23,368	23,634

Operating results include approximately $0.4 million in the second quarter of fiscal 2007 and $0.5 million in the fourth quarter of fiscal 2007 of expenses relating to prior periods for certain United States Customs related charges and employee benefits, respectively.

Schedule II — Valuation and Qualifying Accounts

For the Three Fiscal Years Ended February 29, 2008

	Balance at	Charged	Charged to			Balance
	Beginning	to Costs	Other			at End of
	of Period	and Expenses	Accounts	Deductions		Period
		(in thousands)

Fiscal Year Ended February 29, 2008
Allowance for Doubtful Accounts	$438	$—	$—	$—		$438
Reserve for Product Returns	$293	$613	$—	$(561	)(b)	$345
Valuation Allowance on Net Deferred Taxes	$1,900	$145	$—	$—		$2,045
Fiscal Year Ended February 28, 2007
Allowance for Doubtful Accounts	$536	$0	$—	$(98	)(a)	$438
Reserve for Product Returns	$155	$675	$—	$(537	)(b)	$293
Valuation Allowance on Net Deferred Taxes	$2,544	$—	$—	$(644)		$1,900
Fiscal Year Ended February 28, 2006
Allowance for Doubtful Accounts	$438	$98	$—	$—		$536
Reserve for Product Returns	$158	$373	$—	$(376	)(b)	$155
Valuation Allowance on Net Deferred Taxes	$2,549	$—	$—	$(5)		$2,544

(a)	Represents adjustment of reserve balance based upon evaluation of accounts receivable collectability.

(b)	Represents sales value of expected returns of product from customers based on historical experience and recent trends.

INDEX TO EXHIBITS

Exhibit No	Description

3.1	Certificate of Incorporation of Standard Microsystems Corporation, as amended and restated, incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-Q for the quarter ended August 31, 2006.
3.2	Amended and Restated By-Laws of Standard Microsystems Corporation, incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-Q filed on September 25, 2007.
4.1	Rights Agreement with ChaseMellon Shareholder Services L.L.C., as Rights Agent, dated January 7, 1998, incorporated by reference to Exhibit 1 to the registrant’s Registration Statement on Form 8-A filed January 15, 1998.
4.2	Amendment No. 1 to Rights Agreement with ChaseMellon Shareholder Services L.L.C., as Rights Agent, dated January 23, 2001, incorporated by reference to Exhibit 4.2 to the registrant’s Form 10-K for the fiscal year ended February 28, 2001.
4.3	Amendment No. 2 to Rights Agreement with ChaseMellon Shareholder Services L.L.C., as Rights Agent, dated April 9, 2002, incorporated by reference to Exhibit 3 to the registrant’s Registration Statement on Form 8-A/A filed April 25, 2002.
10.1*	Employment Agreement with Steven J. Bilodeau, dated March 19, 2007, incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed on March 23, 2007.
10.2*	Amended and Restated Employment Agreement with David S. Smith, dated March 19, 2007, incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on March 23, 2007.
10.3*	Indemnity Agreement with Steven J. Bilodeau, Peter Dicks, Timothy P. Craig, Ivan T. Fritsch, James A. Donohue, Andrew M. Caggia, Walter Siegel, David S. Smith and Joseph S. Durko, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on November 23, 2006.
10.4*	Letter Agreement with Walter Siegel dated March 19, 2007 incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-K filed on April 30, 2007.
10.5*	Letter Agreement with Joseph S. Durko dated March 27, 2006 incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-K filed on April 30, 2007.
10.6*	Letter Agreement with Aaron L. Fisher dated March 19, 2007, filed herewith.
10.7*	1994 Director Stock Option Plan, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated May 31, 1995.
10.8*	2001 Director Stock Option Plan, incorporated by reference to Exhibit B to the registrant’s Proxy Statement dated July 11, 2001.
10.9*	Amendment to the 2001 Director Stock Option Plan, dated April 4, 2002, incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-K for the fiscal year ended February 28, 2002.
10.10*	Amendment to the 1994 Director Stock Option Plan, adopted July 14, 1998, incorporated by reference to information appearing on page 11 of the registrant’s Proxy Statement dated June 1, 1998.
10.11*	Retirement Plan for Directors, incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-K for the fiscal year ended February 28, 1995.
10.12*	Amendment to the Retirement Plan for Directors, incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-K for the fiscal year ended February 28, 2002.
10.13*	1993 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated May 25, 1993.
10.14*	2005 Supplemental Executive Retirement Plan, amended and restated as of January 1, 2005 incorporated by reference to Exhibit 10.1 to the Registrants’ Form 8-K filed on March 23, 2007.
10.15*	Standard Microsystems Corporation Severance Plan amended and restated as of August 11, 1999 incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-K filed on April 30, 2007.
10.16*	Amendment Number 1 to the Standard Microsystems Corporation Severance Plan incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on March 23, 2007.
10.17*	Resolutions adopted October 31, 1994, amending the Retirement Plan for Directors and the Executive Retirement Plan, incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K for the fiscal year ended February 28, 1995.

Exhibit No	Description

10.18*	1994 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated May 26, 1994.
10.19*	Resolutions adopted January 3, 1995, amending the 1994, 1993 and 1989 Stock Option Plans and the 1991 Restricted Stock Plan, incorporated by reference to Exhibit 10.19 to the registrant’s Form 10-K for the fiscal year ended February 28, 1995.
10.20*	1996 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s proxy statement dated June 21, 1996 for Officers and Key Employees.
10.21*	1998 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated June 1, 1998.
10.22*	1999 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated June 9, 1999.
10.23*	2000 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated June 6, 2000.
10.24*	2001 Stock Option and Restricted Stock Plan for Officers and Key Employees, incorporated by reference to Exhibit C to the registrant’s Proxy Statement dated June 11, 2001.
10.25*	Resolutions adopted April 7, 2004, amending the 1999 and 2000 Stock Option Plans and the 2001 and 2003 Stock Option and Restricted Stock Plans, incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarterly period ended August 31, 2004.
10.26*	Plan for Deferred Compensation in Common Stock for Outside Directors, dated March 7, 1997, as amended, incorporated by reference to Exhibit 10.23 to the registrant’s Form 10-K for the fiscal year ended February 28, 2002.
10.27*	Amendment to the Plan for Deferred Compensation in Common Stock for Outside Directors, dated July 10, 2002, incorporated by reference to Exhibit 10.25 to the registrant’s Form 10-K for the fiscal year ended February 28, 2003.
10.28*	Amendment to the Plan for Deferred Compensation in Common Stock for Outside Directors, dated April 7, 2004, incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarterly period ended May 31, 2004.
10.29*	2002 Inducement Stock Option Plan, incorporated by reference to Exhibit 10.26 to the registrant’s Form 10-K for the fiscal year ended February 28, 2003.
10.30*	2003 Director Stock Option Plan, incorporated by reference to Exhibit C to the registrant’s Proxy Statement dated July 9, 2003.
10.31*	2003 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit B to the registrant’s Proxy Statement dated July 9, 2003.
10.32*	2003 Inducement Stock Option Plan, incorporated by reference to Exhibit 4.3 to the registrant’s Form S-8 filed September 15, 2003.
10.33*	2004 Employee Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on October 1, 2004.
10.34*	2004 Inducement Stock Option Plan, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 filed on July 17, 2005.
10.35*	2005 Director Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q filed on October 11, 2005.
10.36*	2005 Inducement Stock Option and Restricted Stock Plan of Standard Microsystems Corporation, as amended on September 9, 2005, incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on October 26, 2005.

Exhibit No	Description

10.37*	The amendment of the 1993 Stock Option Plan for Officers and Key Employees, 1994 Stock Option Plan for Officers and Key Employees, 1996 Stock Option Plan for Officers and Key Employees, 1998 Stock Option Plan for Officers and Key Employees, 1999 Stock Option Plan for Officers and Key Employees, 2000 Stock Option Plan for Officers and Key Employees, 2001 Stock Option and Restricted Stock Plan of Standard Microsystems Corporation, 2003 Stock Option and Restricted Stock Plan and 2005 Inducement Stock Option and Restricted Stock Plan of Standard Microsystems Corporation incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q filed on December 21, 2007.
10.38*	Standard Microsystems Corporation 2006 Directors Stock Appreciation Rights Plan, as adopted on July 11, 2006, incorporated by reference to Exhibit 10.1 to the Registrant’s 8-K filed on July 14, 2006.
10.39*	Amendment to Standard Microsystems Corporation 2006 Directors Stock Appreciation Rights Plan, dated April 9, 2008, filed herewith.
10.40*	2006 Employee Stock Appreciation Rights Plan, as adopted on September 1, 2006, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on September 1, 2006.
10.41*	April 9, 2007 Amendment to the 2005 Inducement Stock Option and Restricted Stock Plan of Standard Microsystems Corporation incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-K filed on April 30, 2007.
10.42*	Resolution adopted to modify compensation provided to non-employee directors, dated December 21, 2004, incorporated by reference to Item 1.01 in the registrant’s Form 8-K filed on December 23, 2004.
10.43*	Description of fiscal year 2008 Management Incentive Plan, incorporated by reference to the Registrant’s Form 8-K and Exhibit 10.1 thereto filed on April 27, 2007.
10.44	Agreement and Plan of Merger among Standard Microsystems Corporation, SMSC Sub, Inc., and Gain Technology Corporation, dated April 29, 2002, incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed on June 19, 2002.
10.45	Share Purchase Agreement by and among Standard Microsystems Corporation, SMSC GmbH and the Shareholders of OASIS Silicon Systems Holding AG, dated March 30, 2005, incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed on April 5, 2005.
21	Subsidiaries of the Registrant incorporated by reference to Exhibit 21 to the registrant’s Form 10-K filed on April 30, 2007.
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Indicates a management or compensatory plan or arrangement.