Form 10-Q
period 2008-05-31
STANDARD MICROSYSTEMS CORP
filed 2008-07-09
CIK 93384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-7422

STANDARD MICROSYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-2234952 (I.R.S. Employer Identification No.)
80 Arkay Drive, Hauppauge, New York (Address of principal executive offices)	11788-3728 (Zip Code)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2008 there were 22,261,462 shares of the registrant’s common stock outstanding.

PART I

Item 1. —	Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 31,	February 29,
	2008	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$79,630	$61,641
Accounts receivable, net	47,018	52,877
Inventories	62,125	58,885
Deferred income taxes	16,589	16,347
Other current assets	10,643	8,566

Total current assets	216,005	198,316

Property, plant and equipment, net	61,512	60,547
Goodwill	107,580	105,463
Intangible assets, net	36,060	36,930
Long-term investments	101,445	124,469
Deferred income taxes	10,416	10,464
Other assets	3,312	3,287

TOTAL ASSETS	$536,330	$539,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,978	$29,700
Deferred income on shipments to distributors	17,442	20,766
Accrued expenses, income taxes and other liabilities	30,675	29,001

Total current liabilities	78,095	79,467

Deferred income taxes	8,007	7,928
Other liabilities	14,786	15,992
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	2,625	2,619
Additional paid-in capital	316,185	312,499
Retained earnings	178,529	174,051
Treasury stock, at cost	(83,386)	(72,652)
Accumulated other comprehensive income	21,489	19,572

Total shareholders’ equity	435,442	436,089

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$536,330	$539,476

See accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended
	May 31,
	2008	2007
	(Unaudited)

Product sales	$89,762	$78,513
Intellectual property revenues	3,028	3,033

	92,790	81,546
Costs and expenses:
Costs of goods sold (exclusive of amortization shown below)	44,359	38,851
Research and development	18,335	17,989
Selling, general and administrative	23,599	20,247
Amortization of intangible assets	1,780	1,641

Income from operations	4,717	2,818

Interest income	1,743	1,402
Interest expense	(72)	(85)
Other (expense) income, net	(155)	334

Income before provision for income taxes	6,233	4,469
Provision for income taxes	1,755	1,267

Net income	$4,478	$3,202

Basic net income per share:	$0.20	$0.14

Diluted net income per share:	$0.20	$0.14

Weighted average common shares outstanding:
Basic	22,456	22,790
Diluted	22,887	23,445

See accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	May 31,
	2008	2007
	(Unaudited)

Cash flows from operating activities:
Net income	$4,478	$3,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,192	5,013
Foreign exchange (gains) losses	(98)	30
Excess tax benefits from stock-based compensation	(110)	(271)
Stock-based compensation	5,575	4,109
Deferred income taxes	(270)	(137)
Deferred income on shipments to distributors	(3,324)	3,901
Sales returns and allowances	(95)	195
Changes in operating assets and liabilities:
Accounts receivable	6,310	400
Inventories	(2,777)	1,211
Accounts payable, accrued expenses and other liabilities	(4,406)	(6,376)
Income taxes payable	1,158	(3,285)
Other changes, net	(1,909)	407

Net cash provided by operating activities	9,724	8,399

Cash flows from investing activities:
Capital expenditures	(2,808)	(3,174)
Purchases of investments	—	(164,252)
Sales of investments	21,000	148,270

Net cash provided by (used in) investing activities	18,192	(19,156)

Cash flows from financing activities:
Excess tax benefits from stock-based compensation	110	271
Proceeds from issuance of common stock	809	4,972
Purchases of treasury stock	(10,734)	—
Repayments of obligations under capital leases and notes payable	(684)	(637)

Net cash (used in) provided by financing activities	(10,499)	4,606

Effect of foreign exchange rate changes on cash and cash equivalents	572	(44)

Net increase (decrease) in cash and cash equivalents	17,989	(6,195)
Cash and cash equivalents at beginning of period	61,641	36,255

Cash and cash equivalents at end of period	$79,630	$30,060

See accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial information of Standard Microsystems Corporation and subsidiaries (“SMSC” or the “Company”) has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and reflects all adjustments, consisting only of normal recurring adjustments, which in management’s opinion are necessary to state fairly the Company’s financial position as of May 31, 2008, results of operations and cash flows for the three months ended May 31, 2008 and 2007. The February 29, 2008 balance sheet information has been derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended February 29, 2008 included in the Company’s Annual Report on Form 10-K, as filed on April 29, 2008 with the SEC (the “Fiscal 2008 Form 10-K”).

The results of operations for the three month period ended May 31, 2008 are not necessarily indicative of results to be expected for the full fiscal year or any future periods.

Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the fiscal 2009 presentation. Specifically, the Company had previously included both realized and unrealized foreign currency transaction and translation gains (losses) within selling, general and administrative expenses. Such amounts are now included as a component of other income (expense), net in the Condensed Consolidated Income Statements for all periods presented. The Company also reclassified deferred income taxes of $1.2 million from current to long term assets for the period ended February 29, 2008. In addition, the Company reclassified certain components of the Condensed Consolidated Statement of Cash Flows for the three months ended May 31, 2007 to conform to current presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES

The following discussion updates the Company’s disclosures on significant accounting policies (as previously outlined in its Fiscal 2008 Form 10-K) to include an overview of the impact of accounting pronouncements adopted in the current fiscal year.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (“SFAS 159”). SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value. An entity shall report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option is to be applied on an instrument by instrument basis and is irrevocable unless a new election date occurs and is applied only to an entire instrument. SFAS 159 became effective for the Company as of the beginning of its current fiscal year (as of March 1, 2008). The Company did not adopt the fair value measurement provisions of this statement.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measurement of fair value and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s current fiscal year), except as amended by FASB Staff Position (“FSP”) SFAS 157-1 and FSP

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SFAS 157-2 which are effective for fiscal years beginning after November 15, 2008 (SMSC’s fiscal year beginning March 1, 2009, or fiscal 2010). FSP SFAS 157-1 and FSP SFAS 157-2 allow partial adoption relating to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring basis.

Effective March 1, 2008, the Company adopted SFAS 157, except as it applies to the non-financial assets and non-financial liabilities subject to FSP SFAS 157-2, with the impact described below (and in Note 6 as it specifically pertains to valuation of investments in auction rate securities). The Company will adopt the remaining provisions of SFAS 157 in the first quarter of fiscal 2010 and is currently evaluating the impact adoption may have on its condensed consolidated financial statements.

SFAS 157 requires disclosure regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The following table summarizes the composition of the Company’s investments at May 31, 2008 and February 29, 2008 (in thousands):

					Classification on
		Gross	Gross	Aggregate	Balance Sheet
		Unrealized	Unrealized	Fair	Short-Term	Long-Term
May 31, 2008	Cost	Gains	Losses	Value	Investments	Investments

Equity Securities	$143	$3	$(39)	$107	$—	$107
Auction Rate Securities	103,375	—	(2,037)	101,338	—	101,338
Money Market	65,284	—	—	65,284	—	—

	$168,802	$3	$(2,076)	$166,729	$—	$101,445

					Classification on
		Gross	Gross	Aggregate	Balance Sheet
		Unrealized	Unrealized	Fair	Short-Term	Long-Term
February 29, 2008	Cost	Gains	Losses	Value	Investments	Investments

Equity Securities	$143	$2	$(51)	$94	$—	$94
Auction Rate Securities	124,375	—	—	124,375	—	124,375
Money Market	47,405	—	—	47,405	—	—

	$171,923	$2	$(51)	$171,874	$—	$124,469

The Company classifies all marketable debt and equity securities with remaining contractual maturities of greater than one year as long-term investments. As of May 31, 2008 the Company held approximately $101.3 million of investments in auction rate securities (“ARSs”) with maturities ranging from two to 33 years, all classified as

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

available-for-sale. As of May 31, 2008, 100% of the Company’s ARSs were “AAA” rated by one or more of the major credit rating agencies.

The fair values of available-for-sale securities at May 31, 2008 by contractual maturity are shown below (in thousands):

		Estimated Fair
	Cost	Value

Due in one year or less	$—	$—
Due in one year through five years	16,000	15,631
Due in five years through ten years	8,000	8,000
Due in ten through twenty years	17,400	17,077
Due in over twenty years	51,975	50,630
Other — no contractual due date	10,000	10,000

Total	$103,351	$101,338

Expected maturities of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, including investments, equity securities, cash surrender value of life insurance policies, cash equivalents, and liabilities, primarily foreign exchange contracts, at May 31, 2008 (in thousands):

	Total Fair	Fair Value Measurements at
	Value at	Report Date Using
	5/31/2008	Level 1	Level 2	Level 3

Assets:
Equity Securities	$107	$107	$—	$—
Auction rate securities	101,338	—	28,975	72,363
Money market funds	65,284	65,284	—	—
Other assets-cash surrender value	1,582	—	1,582	—

Total Assets:	$168,311	$65,391	$30,557	$72,363

Liabilities:
Accrued expenses-Foreign exchange contracts	$(2,061)	$—	$(2,061)	$—

Total Liabilities:	$(2,061)	$—	$(2,061)	$—

Net	$166,250	$65,391	$28,496	$72,363

At May 31, 2008, the Company grouped money market funds and equity securities using a Level 1 valuation because market prices are readily available. Level 2 securities represent those securities (ARSs), cash surrender value of life insurance policies and foreign exchange contracts that were based on observable market data obtained directly from the broker. Subsequent to quarter end, the Company was able to sell approximately $14.9 million of its Level 2 securities since they were called by the issuer in June 2008. At May 31, 2008, the fair value of the assets grouped using a Level 3 valuation consisted of ARSs and were AAA rated by the major credit rating agencies, mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”). ARSs are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process that typically occurs every 7 to 35 days.

The table below includes a roll forward of the Company’s investments in ARS from March 1, 2008 to May 31, 2008, and the reclassification of these investments in the hierarchy. When a determination is made to classify a

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial instrument within Level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may include observable components.

The following table reflects the activity for the Company’s major classes of assets measured at fair value using Level 3 inputs (in thousands):

Auction
Rate
Securities

Balance as of March 1, 2008 (Auction Rate Securities with failed auctions)	$124,375
Transfers out to level 2 (Auction Rate Securities with market inputs)	(28,975)
Sales of Level 3 investments	(21,000)
Total gains and losses:
Included in earnings (realized)	—
Unrealized losses included in accumulated other comprehensive income	(2,037)

Balance as of May 31, 2008	$72,363

All investments in ARSs were considered Level 3 investments as of the date of adoption of SFAS 157.

Historically, the carrying value (par value) of the ARSs approximated fair market value due to the resetting of variable interest rates. Beginning in February 2008, however, the auctions for ARSs began to fail and were largely unsuccessful. As a result, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. The types of auction rate securities generally held by the Company have historically traded at par and are callable at par at the option of the issuer.

The par (invested principal) value of the ARSs associated with these failed auctions will not be accessible to the Company until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to these liquidity issues, the Company performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by the Company considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis included the following assumptions:

Expected Term	3 years
Illiquidity Discount	1.22%
Discount Rate	4.68%

The discount rate was determined using a proxy based upon the current market rates for successful auctions within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. The illiquidity discount was based on the levels of federal insurance or FFELP backing for each security.

As a result, as of May 31, 2008, the Company recorded an unrealized loss of $2.04 million ($1.96 million, net of tax) related to the temporary impairment of the ARSs, which was included in accumulated other comprehensive income within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the ARSs prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuer. The Company does not believe it will be necessary to access these investments to support current working capital requirements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

If current market conditions deteriorate further, the Company may be required to record additional unrealized losses in other comprehensive income. If the credit rating of the security issuers deteriorates, or the anticipated recovery in the market values does not occur, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the consolidated income statement, and any such impairment adjustments may be material.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS No. 141 “Business Combinations”. SFAS 141R is broader in scope than SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R retains the fundamental requirements of the original pronouncement that the purchase method be used for all business combinations. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141R also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141R is effective for fiscal years beginning after December 15, 2008 (SMSC’s fiscal year beginning March 1, 2009), and the Company will adopt the standard in the first quarter of fiscal 2010. The effects on future periods in regards to this statement and the effects of the related adoption provisions will depend on the nature and significance of any business combinations subject to this statement.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51” (“SFAS 160”). SFAS 160 requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (SMSC’s fiscal year beginning March 1, 2009, or fiscal 2010). Pursuant to the transition provisions of SFAS No. 160, the Company will adopt the standard in the first quarter of fiscal 2010 via retrospective application of the presentation and disclosure requirements. The Company does not expect the adoption of SFAS 160 to have a material effect on the condensed consolidated financial statements; however, the effects on future periods will depend on the nature and significance of any noncontrolling interests subject to this statement. The Company does not believe it is subject to noncontrolling interests at present.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances the current disclosure framework in SFAS 133 and requires enhanced disclosures about why an entity uses derivative instruments, how derivative instruments are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and the Company is required to adopt the standard in the first quarter of fiscal 2010 (SMSC’s fiscal year beginning March 1, 2009). The Company is currently evaluating the impact the adoption of SFAS 161 would have on its consolidated financial statements and required disclosures.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Principles” (SFAS No. 162”). SFAS 162 outlines the order of authority for the sources of accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect SFAS 162 to have an impact on its consolidated financial statements and required disclosures.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	COMPREHENSIVE INCOME

The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on investments classified as available-for-sale, and changes in minimum pension liability adjustments.

The components of the Company’s comprehensive income for the three month period ended May 31, 2008 and 2007 were as follows (in thousands):

	Three Months
	Ended May 31,
	2008	2007

Net income	$4,478	$3,202
Other comprehensive income:
Change in foreign currency translation adjustments	3,760	1,666
Change in unrealized gain (loss) on investments, net of taxes	(1,955)	3
Change in minimum pension liability adjustment, net of taxes	112	47

Total comprehensive income	$6,395	$4,918

The components of the Company’s accumulated other comprehensive income as of May 31, 2008 and February 29, 2008, net of taxes, were as follows (in thousands):

	May 31,	February 29,
	2008	2008

Unrealized losses on investments	$(1,968)	$(13)
Foreign currency items	23,197	19,437
Minimum pension liability adjustment	260	148

Total accumulated other comprehensive income	$21,489	$19,572

5.	NET INCOME PER SHARE

Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the sum of weighted-average number of common shares outstanding during the period, plus the dilutive effect of unvested restricted stock awards and shares issuable through stock options.

The shares used in calculating basic and diluted net income per share for the Condensed Consolidated Income Statements included within this report are reconciled as follows (in thousands):

	Three Months
	Ended May 31,
	2008	2007

Average shares outstanding for basic net income per share	22,456	22,790
Dilutive effect of stock options and unvested restricted stock awards	431	655

Average shares outstanding for diluted net income per share	22,887	23,445

Options covering 0.7 million and 0.4 million shares for the three month periods ended May 31, 2008 and 2007, respectively, were excluded from the computation of average shares outstanding for diluted net income per share because their effect was antidilutive.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	INVESTMENTS

The Company typically invests excess cash in a variety of marketable securities, including auction rate securities. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold, in markets that have until recently been highly liquid. The Company’s general intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to maximize interest yields while maintaining liquidity. The Company’s investment in these securities have historically provided higher yields than money market and other cash equivalent investments

Long-term investments consist of highly rated auction rate securities (most of which are backed by U.S. Federal or state and municipal government guarantees — see Note 2). As of November 30, 2007 and prior period-end dates, these investments were classified as short-term in nature. In the fourth quarter of fiscal 2008, such investments became subject to adverse market conditions, and the liquidity typically associated with the financial markets for such instruments became restricted as auctions began to fail. Given the underlying terms of these securities, in most cases where auction fail, the investor is entitled to higher interest rates to compensate for the lack of liquidity. At present, the Company is earning higher returns on these investments as a consequence of current market conditions. The Company expects such market conditions to be temporary, however, and has classified its investments in auction rate securities as long-term in the interim. Management continues to monitor market conditions and may deem that impairment is other than temporary if market conditions do not improve in the foreseeable future. The Company is currently liquidating such investments as opportunities arise. From June 1, 2008 through June 27, 2008 (inclusive), the Company had further reduced its holdings in auction rate securities by $14.9 million to $88.5 million at par.

The Company classifies all marketable debt and equity securities with remaining maturities of greater than one year as long-term investments. Most of the Company’s long-term debt investments had maturities greater than five years. The Company held approximately $0.1 million of equity securities at May 31, 2008 which were classified as long-term investments. Investments in such readily marketable, publicly traded equity securities are classified as available-for-sale and are carried at fair value on the Condensed Consolidated Balance Sheets.

7.	GOODWILL AND INTANGIBLE ASSETS

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

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized, but is tested for impairment in value at least annually, or when events or circumstances indicate possible impairment in value. The Company performs an annual goodwill impairment review during the fourth quarter of each fiscal year, and completed its most recent annual review during the fourth quarter of fiscal 2008; no impairment in value was identified.

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

Intangible assets that are denominated in a functional currency other than the U.S. dollar have been translated into U.S. dollars using the exchange rate in effect on the reporting date. As of May 31, 2008 and February 29, 2008, the Company’s goodwill was $107.6 million and $105.5 million, respectively. The increase in goodwill is solely

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

attributable to fluctuations in foreign exchange rates. As of May 31, 2008 and February 29, 2008, the Company’s identifiable intangible assets consisted of the following (in thousands):

	May 31, 2008		February 29, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Purchased technologies	$41,861	$20,303	$41,175	$18,680
Customer relationships and contracts	12,812	5,138	12,396	4,588
Other	841	478	812	435

Total — finite-lived intangible assets	55,514	25,919	54,383	23,703
Trademark	6,465	—	6,250	—

	$61,979	$25,919	$60,633	$23,703

Total amortization expense recorded for finite-lived intangible assets was approximately $1.8 million for the three month period ended May 31, 2008 and $1.6 million for the three month period ended May 31, 2007.

Estimated future finite-lived intangible asset amortization expense for the remainder of fiscal 2009 and thereafter is as follows (in thousands):

Period	Amount

Remainder of fiscal 2009	$4,612
Fiscal 2010	$6,125
Fiscal 2011	$6,096
Fiscal 2012	$6,083
Fiscal 2013	$6,059
Fiscal 2014 and thereafter	$620

8.	OTHER BALANCE SHEET DATA

Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

	May 31,	February 29,
	2008	2008

Raw materials	$1,382	$1,140
Work-in-process	23,212	25,045
Finished goods	37,531	32,700

	$62,125	$58,885

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, plant and equipment (in thousands):

	May 31,	February 29,
	2008	2008

Land	$578	$578
Buildings and improvements	33,350	32,885
Machinery and equipment	123,498	119,587

	157,426	153,050

Less: accumulated depreciation	(95,914)	(92,503)

	$61,512	$60,547

	May 31,	February 29,
	2008	2008

Accrued expenses, income taxes and other current liabilities (in thousands):

Compensation, incentives and benefits	$9,886	$11,881
Stock appreciation rights	7,364	4,507
Supplier financing — current portion	2,808	2,780
Income taxes	2,437	1,433
Foreign exchange contracts payable	2,061	1,369
Other	6,119	7,031

	$30,675	$29,001

	May 31,	February 29,
	2008	2008

Other liabilities (in thousands):

Retirement benefits	$7,259	$7,670
Income taxes	4,213	4,313
Supplier financing — long-term portion	3,184	3,897
Other	130	112

	$14,786	$15,992

9.	COMMON STOCK REPURCHASE PROGRAM

In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional one million shares, for a total of up to five million shares authorized under the common stock repurchase program first initiated in October 1998. Shares may be repurchased by the Company on the open market or in private transactions. In the first quarter of fiscal 2009, the Company repurchased 367,301 shares of treasury stock at an aggregate cost of $10.7 million. As of May 31, 2008 (inclusive), the Company has repurchased a total of 3,778,296 shares at an aggregate cost of $83.4 million.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  OTHER (EXPENSE) INCOME, NET

The components of the Company’s other income (expense) for the three month periods ended May 31, 2008 and 2007, respectively (in thousands):

	Three Months	Three Months
	Ended	Ended
	May 31, 2008	May 31, 2007

Realized and unrealized foreign currency transaction losses	$(249)	$(24)
Gain on sale of EPCO bankruptcy claim	—	316
(Losses) gains on disposal of property	(1)	3
Other miscellaneous income	95	39

	$(155)	$334

11.	INCOME TAXES

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

In the three month period ended May 31, 2008, the Company increased its reserves by an immaterial amount for liabilities for uncertain tax positions in connection with deductions expected to be taken in its fiscal 2009 U.S. federal income tax return. Substantially all such unrecognized tax benefits would be recorded as part of the provision for income taxes if realized in future periods. The Company does not currently anticipate that liabilities for uncertain tax positions will significantly increase or decrease on or prior to May 31, 2009, and all liabilities for uncertain tax positions are classified as long term and included in Other liabilities in the condensed consolidated balance sheets.

The Company will continue its policy of including interest and penalties related to unrecognized tax benefits within the provision for income taxes in the condensed consolidated statements of income. For the three month period ended May 31, 2008, the Company provided an immaterial incremental amount for interest and penalties, and reversed approximately $0.2 million of interest and penalties accrued in respect of prior periods.

The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2005 (in the case of certain foreign tax returns, calendar year 2002).

12.	BUSINESS RESTRUCTURING

In December 2001, the Company announced a restructuring plan for its exit from the PC chipset business.

The Company carried a reserve related to this restructuring for future payments against previously reserved non-cancelable lease obligations, which will continue through their respective lease terms through August 2008, at which date it will be fully amortized.

13.	BENEFIT AND INCENTIVE PLANS (INCLUDING SHARE-BASED PAYMENTS)

The Company has several stock-based compensation plans in effect under which incentive stock options and non-qualified stock options (collectively “Stock Options”), restricted stock awards (“RSAs”) and stock appreciation rights

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(“SARs”) are granted to employees and directors. Stock Options, RSAs and SARs are granted with exercise prices not less than the fair value of the underlying shares on the date of grant.

The following table summarizes the compensation expense for Stock Options, RSAs and SARs at fair value as measured per the provisions of SFAS No. 123R (revised 2004), Share-Based Payments (“SFAS 123R”) included in our condensed consolidated income statements (in thousands):

	Three Months	Three Months
	Ended	Ended
	May 31, 2008	May 31, 2007

Costs of goods sold	$530	$377
Research and development	1,778	1,843
Selling, general and administrative	3,785	2,587

Stock-based compensation expense under SFAS 123R, before income tax benefit	6,093	4,807
Tax benefit	2,193	1,731

Stock-based compensation expense under SFAS 123R, after income tax benefit	$3,900	$3,076

Employee and Director Stock Option Plans

Under the Company’s various stock option plans, the Compensation Committee of the Board of Directors is authorized to grant options to purchase shares of common stock. The purpose of these plans is to promote the interests of the Company and its shareholders by providing officers, directors and key employees with additional incentives and the opportunity, through stock ownership, to better align their interests with the Company’s and enhance their personal interest in its continued success. Options under inducement plans may only be offered to new employees. Options are granted at prices not less than the fair market value on the date of grant. As of May 31, 2008, 1,023,776 shares of common stock were available for future grants of stock options (as adjusted for the most recent plan amendment, effective April 30, 2008), of which 937,603 shares can also be issued as RSAs. The grant date fair values of Stock Options are recorded as compensation expense ratably over the vesting period of each award, as adjusted for forfeitures of unvested awards. Stock Options generally vest over four or five-year periods, and expire no later than ten years from the date of grant.

Stock option plan activity for the three months ended May 31, 2008 is summarized below (shares in thousands):

		Weighted
		Average	Weighted
		Exercise	Average
	Fiscal 2009	Prices	Contractual	Aggregate
	Shares	per Share	Term	Intrinsic Value

Options outstanding, March 1, 2008	3,413	$22.58
Granted	89	$30.60
Exercised	(50)	$16.99
Canceled, forfeited or expired	(114)	$22.64

Options outstanding, May 31, 2008	3,338	$22.87	6.4	$32,866,710

Options exercisable, May 31, 2008	1,807	$20.11	5.1	$22,589,252

The total remaining unrecognized compensation cost related to SMSC’s employee and director stock option plans is $17.9 million as of May 31, 2008. The weighted-average period over which the cost is expected to be recognized is 1.4 years.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognizes compensation expense for Stock Options by using the Black-Scholes option pricing model. The Black-Scholes model requires certain assumptions, judgments and estimates by the Company to determine fair value, including expected stock price volatility, risk-free interest rate, and expected life. The Company based the expected volatility on historical volatility. Additionally, the Company based the expected life of Stock Options granted on an actuarial model. There are no dividends expected to be paid on the Company’s common stock over the expected lives estimated.

The weighted-average fair values per share of stock options granted in connection with the Company’s stock plans have been estimated utilizing the following assumptions:

	Three Months	Three Months
	Ended	Ended
	May 31, 2008	May 31, 2007

Dividend yield	—	—
Expected volatility	49%	52%
Risk-free interest rates	3.07%	4.59%
Expected lives (in years)	4.88	4.46

Restricted Stock Awards

The Company provides RSAs to certain officers and key employees. The Company grants these awards, at its discretion, from the shares available under its 2001 and 2003 Stock Option and Restricted Stock Plans and its 2005 Inducement Stock Option and Restricted Stock Plan. The shares awarded are typically earned in 25%, 25% and 50% increments on the first, second and third anniversaries of the grant date of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The grant date fair value of these shares at the date of award is recorded as compensation expense over the service period, as adjusted for forfeitures of unvested awards.

Restricted stock activity for the three months ended May 31, 2008 is set forth below (shares in thousands):

		Average
	Number of	Grant-Date
	Shares	Fair Value

Restricted stock shares outstanding, March 1, 2008	210	$27.52
Granted	26	$29.49
Canceled or expired	(12)	$30.94
Vested	(61)	$18.18

Restricted stock shares outstanding, May 31, 2008	163	$31.03

The total unrecognized compensation cost related to SMSC’s restricted stock plans is $4.2 million as of May 31, 2008. The weighted-average period over which the cost is expected to be recognized is 1.53 years.

Stock Appreciation Rights Plans

In September 2004 and September 2006, the Company’s Board of Directors approved Stock Appreciation Rights Plans (the “2004 SARs Plan” and the “2006 SARs Plan ”, collectively the “SARs Plans”), the purpose of which are to attract, retain, reward and motivate employees and consultants to promote the Company’s best interests and to share in its future success. The SARs Plans authorize the Board’s Compensation Committee to grant up to six million SARs awards to eligible officers, employees and consultants (after amendment to the 2006 SARs Plan, effective April 30, 2008). Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of SMSC common stock over the award’s exercise price. On July 11, 2006, the Company’s Board of Directors approved the 2006 Director Stock Appreciation

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rights Plan. The Company can grant up to 200,000 Director SARs under this plan. On April 9, 2008, the Board of Directors authorized an increase in the number of SARs issuable pursuant to this plan from 200,000 to 400,000. The exercise price of a SAR is equal to the closing market price of SMSC stock on the date of grant. SAR awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant.

Activity under the Stock Appreciation Rights Plans for the three months ended May 31, 2008 is set forth below (shares in thousands):

		Weighted
		Average	Weighted
		Exercise	Average
	Fiscal 2009	Prices	Contractual	Aggregate
	Shares	per Share	Term	Intrinsic Value

SARs outstanding, March 1, 2008	2,711	$27.66
Granted	881	$29.43
Exercised	(7)	$18.48
Canceled or expired	(72)	$26.92

SARs outstanding, May 31, 2008	3,513	$28.14	8.35	$16,627,622

SARs exercisable, May 31, 2008	694	$25.44	7.33	$5,013,390

The total unrecognized compensation cost related to SMSC’s SARs Plans is $25.7 million as of May 31, 2008. The weighted-average period over which the cost is expected to be recognized is 1.92 years.

The weighted-average fair values per share of stock appreciation rights granted in connection with the Company’s SARs Plans have been estimated utilizing the following assumptions:

	Three Months	Three Months
	Ended	Ended
	May 31, 2008	May 31, 2007

Dividend yield	—	—
Expected volatility	49%	52%
Risk-free interest rates	2.09-3.07%	4.72-4.86%
Expected lives (in years)	1.21-4.84	1.79-4.34

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the components of the consolidated net periodic pension expense for the three month periods ended May 31, 2008 and 2007, respectively (in thousands):

	Three Months
	Ended May 31,
	2008	2007

Components of net periodic benefit costs:
Service cost — benefits earned during the period	$118	$133
Service cost — benefits forfeited during the period	(140)	—
Interest cost on projected benefit obligations	105	87
Amortization of net obligation	61	65

Net periodic pension expense	$144	$285

	May 31,	February 29,
	2008	2008

Amounts recognized in accumulated other comprehensive income:
Transition obligation	$185	$246
Net income	(583)	(583)
Prior service cost	—	—

Total amount recognized in accumulated other comprehensive income	$(398)	$(337)

Annual benefit payments under these plans are expected to be approximately $0.6 million in fiscal 2009.

Additionally, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing benefits under the Supplemental Executive Retirement Plan.

14.	COMMITMENTS AND CONTINGENCIES

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

OPTi, Inc. Patent Infringement Lawsuit

On July 3, 2007, OPTi, Inc. (“OPTi”) filed a lawsuit in the United States District Court for the Eastern District of Texas against the Company, Advanced Micro Devices, Inc., Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., STMicroelectronics, Inc., and Via Technology, Inc. OPTi’s Complaint alleges that the Company’s Low Pin Count products infringe two patents and seeks unspecified damages (including treble damages for willful infringement), attorneys’ fees and injunctive relief. On September 5, 2007, the Company answered the Complaint, denying OPTi’s allegations and asserting counterclaims for declaratory judgments of invalidity, unenforceability and noninfringement of the two patents-in-suit. The Court has set a claim construction hearing for July 30, 2009, and a trial to begin on November 2, 2009. The Company intends to vigorously defend against the allegations of OPTi’s Complaint.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	SUPPLEMENTAL CASH FLOW DISCLOSURES

The Company acquired software and other tools used in product design through long-term financing provided by suppliers. The Company had $6.0 million and $5.3 of outstanding balances due under such arrangements as of May 31, 2008 and 2007, respectively. No tools were acquired in the three month periods ended May 31, 2008 and 2007. The Company made cash payments in respect of obligations under supplier financing arrangements of $0.7 million and $0.6 million for the three month periods ended May 31, 2008 and 2007, respectively. The Company made cash payments for federal, state and foreign income taxes payable of $1.0 million and $1.2 million for the three month periods ending May 31, 2008 and 2007, respectively.

16.	OPERATING SEGMENT INFORMATION

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

17.	SUBSEQUENT EVENT

On June 3, 2008, the Company announced the pending retirement of its current Chief Executive Officer (“CEO”) and entered into a transition services agreement with the CEO, providing for an orderly transition as a search is conducted for a successor. Pursuant to the terms of this agreement, the current CEO will remain in this position until approximately November 18, 2008. In addition, the current CEO will continue to be employed by the Company as a non-operating executive through February 10, 2009, and thereafter continue to serve as Chairman of the Board of Directors.

In partial consideration and as more fully described in the transition services agreement, the Company has agreed that all restricted shares held by the CEO as of his employment termination date (anticipated to be February 10, 2009) shall fully vest. This provision shall be treated as a modification of existing share-based payment awards, pursuant to SFAS 123R. Accordingly, such restricted shares subject to accelerated vesting will be remeasured at fair value as of the date of the transition services agreement, and the unamortized compensation expense associated with such awards will be recognized over the CEO’s remaining service period as therein defined (i.e. through February 10, 2009).

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008

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

Forward-Looking Statements

Portions of this Quarterly Report may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs and assumptions, current expectations, estimates and projections. Such statements, including statements relating to the Company’s expectations for future financial performance, are not considered historical facts and are considered forward-looking statements under federal securities laws. Words such as “believe,” “expect,” “anticipate” and similar expressions identify forward-looking statements. These risks and uncertainties may cause the Company’s actual future results to be materially different from those discussed in forward-looking statements. The Company’s risks and uncertainties include (but are not limited to) the timely development and market acceptance of new products; the impact of competitive products and pricing; the Company’s ability to procure capacity from suppliers and the timely performance of their obligations, commodity prices, the effects of changing economic conditions domestically and internationally and on its customers; relationships with and dependence on customers and growth rates in the personal computer, consumer electronics and embedded and automotive markets and within the Company’s sales channel; changes in customer order patterns, including order cancellations or reduced bookings; the effects of tariff, import and currency regulation; potential or actual litigation; and excess or obsolete inventory and variations in inventory valuation, among others. In addition, SMSC competes in the semiconductor industry, which has historically been characterized by intense competition, rapid technological change, cyclical market patterns, price erosion and periods of mismatched supply and demand.

The Company’s forward looking statements are qualified in their entirety by the inherent risks and uncertainties surrounding future expectations and may not reflect the potential impact of any future acquisitions, mergers or divestitures. All forward-looking statements speak only as of the date hereof and are based upon the information available to SMSC at this time. Such statements are subject to change, and the Company does not undertake to update such statements, except to the extent required under applicable law and regulation. These and other risks and uncertainties, including potential liability resulting from pending or future litigation, are detailed from time to time in the Company’s periodic and current reports as filed with the United States Securities and Exchange Commission (the “SEC”). Readers are advised to review the Company’s most recent Annual Report on Form 10-K and quarterly reports on Form 10-Q as filed subsequently with the SEC, particularly those sections entitled “Risk Factors”, for a more complete discussion of these and other risks and uncertainties. Other cautionary statements concerning risks and uncertainties may also appear elsewhere in this Quarterly Report.

Description of Business

SMSC designs and sells a wide variety of silicon-based integrated circuits that are primarily utilizing analog or mixed-signal technologies. The Company’s integrated circuits and systems provide a wide variety of signal processing attributes that are incorporated by its globally diverse customers into a wide variety of end products in the Consumer Electronics & Infotainment, the Mobile & Desktop PC, and Industrial & Other markets. These products generally provide connectivity, networking, or input/output control solutions for a variety of high-speed communication, computer and related peripheral, consumer electronic device, industrial control systems or auto infotainment applications. The market for these solutions is increasingly diverse, and the Company’s various technologies are increasingly used in various combinations and in alternative applications.

SMSC is headquartered in Hauppauge, New York with operations in North America, Taiwan, Japan, Korea, Singapore, China and Europe. Engineering design centers are located in Arizona, New York, Texas and Karlsruhe, Germany. Additional information is available at www.smsc.com.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

This discussion and analysis of the Company’s financial condition and results of operations is based upon the unaudited condensed consolidated financial statements included in this Quarterly Report, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable SEC regulations for preparation of interim financial statements.

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

The Company believes that the critical accounting policies and estimates listed below are important to the portrayal of the Company’s financial condition, results of operations and cash flows, and require critical management judgments and estimates about matters that are inherently uncertain.

•	Revenue Recognition

•	Inventory Valuation

•	Valuation of Long-Lived Assets

•	Accounting for and Valuation of Share-Based Payments

•	Accounting for Income Taxes and Uncertain Tax Positions

•	Legal Contingencies

Further information regarding these policies appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, as filed with the SEC on April 29, 2008. During the three month period ended May 31, 2008, there were no significant charges to any critical accounting policies or to the related estimates and judgments involved in applying those policies, except as further described in Part I — Item 1. — Financial Statements — Note 2 of this Quarterly Report regarding the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements (“SFAS 157”).”

RESULTS OF OPERATIONS

Sales and Revenues

The Company’s sales and revenues for the three months ended May 31, 2008 were $92.8 million, consisting of $89.8 million of product sales and $3.0 million of intellectual property revenues. For the three months ended May 31, 2007 sales and revenues were $81.5 million, consisting of $78.5 million of product sales and $3.0 million of intellectual property revenues. The increase of $11.2 million or 13.8% overall came from significant increases in new high performance analog (“HPA”) product offerings and automotive products sales. Sales of automotive products were lower than would otherwise have been expected in the fiscal quarter ended May 31, 2007 due to overall industry conditions and the impact of a value added tax increase that adversely impacted luxury automotive sales in European markets. The increase in HPA product sales addresses applications such as “smart” phones, mobile PCs and personal navigation systems.

Costs of Goods Sold

Costs of goods sold for the fiscal quarter ended May 31, 2008 totaled $44.4 million, or 47.8% of sales and revenues, as compared to $38.9 million, or 47.6% of sales and revenues, in the prior comparable fiscal quarter. Excluding intellectual property revenues, costs of goods sold were 49.4% of product sales in the current year period compared to 49.5% in the same period last year. The slight decrease in costs of goods sold on a percentage basis (excluding intellectual property revenues) in the current-year period compared to the prior-year results is primarily a result of ongoing cost reduction and in-house test floor efficiency planning initiatives, offset in part by slight increases in costs of certain commodities used in the manufacturing process. Stock based compensation charges pursuant to SFAS 123R of $0.5 million are included in the current quarterly period, compared to $0.4 million of similar charges in the three month period ended May 31, 2007.

Research and Development Expenses

Research and Development (“R&D”) expenses were $18.3 million, or 19.8% of sales and revenues, for the three months ended May 31, 2008 compared to $18.0 million, or approximately 22.1% of sales and revenues, for the three months ended May 31, 2007. Stock based compensation charges pursuant to SFAS 123R of $1.8 million are included in each of the three month periods ending May 31, 2008 and 2007. R&D expenses were modestly higher due to increased headcount to support further investment in new product development.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $23.6 million, or approximately 25.4% of sales and revenues, for the quarter ended May 31, 2008, compared to $20.2 million, or approximately 24.9% of revenues, for the quarter ended May 31, 2007. Stock based compensation charges pursuant to SFAS 123R of $3.8 million are included in the current quarterly period as compared to a charge of $2.6 million in the three month period ended May 31, 2007. In addition to the increase in stock based compensation charges, SG&A expenses also reflect the effect of adverse foreign currency exchange rate trends on operating costs of international operations, particularly in Europe and Japan. In addition, SG&A expenses for the three months ended May 31, 2008 include approximately $1.3 million for executive severance and related transition costs ($0.2 million net of stock based compensation charges).

Amortization of Intangible Assets

Amortization expense was $1.8 million for the three month period ended May 31, 2008 and $1.6 million for the three month period ended May 31, 2007, representing the amortization of finite-lived intangible assets acquired in the March 2005 OASIS transaction and the June 2002 Gain Technology Corporation (“Gain”) transaction. The slight increase from the comparable prior year period was attributable to the effect of foreign exchange on euro-denominated intangible assets associated with the OASIS acquisition.

Interest and Other Income (Expense)

The increase in interest income, from $1.4 million in the three month period ended May 31, 2007, to $1.7 million in the three month period ended May 31, 2008, is primarily the result of an increase in interest earned on investments now classified long-term, principally consisting of auction rate securities. Higher default rates of interest are currently being earned, since such markets for such securities have deteriorated and auctions began failing in the fourth quarter of fiscal 2008. Interest expense remained at a nominal $0.1 million in each of the three month periods ended May 31, 2008 and 2007. Other income and expenses in the three month periods ended May 31, 2008 consisted primarily of foreign exchange rate losses on U.S. dollar based transactions of our principal international subsidiary operations in Europe and Japan. Other income and expenses in the three month period ended May 31, 2007 included a $0.3 million gain related to the sale of a claim against the estate in bankruptcy of one of the Company’s former customers.

Provision for Income Taxes

The Company’s effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses and the impact of tax-exempt income.

The provision for income taxes for the three month period ended May 31, 2008 was $1.8 million, or an effective income tax rate of 28.2% against $6.2 million of income before income taxes. This provision included the impact of $0.4 million from tax exempt income and the reversal of approximately $0.2 million of interest and penalties accrued in respect of tax exposures attributable to prior periods.

The provision for income taxes for the three month period ended May 31, 2007 was $1.3 million, or an effective income tax rate of 28.4% against $4.5 million of income before income taxes. This provision included the impact of $0.4 million from income tax credits and $0.4 million from tax exempt income.

Legislation has not yet been passed extending income tax credits related to qualified research and development expenditures in the U.S. incurred after December 31, 2007. Accordingly, the Company has not recognized benefits for such credits in its tax provision for the three month period ended May 31, 2008. While the Company is hopeful that new legislation will be passed extending such credits, there can be no assurance that such credits will be available in future periods.

LIQUIDITY & CAPITAL RESOURCES

The Company currently relies on cash provided by operations and existing working capital resources, which historically have been sufficient to satisfy operating and capital investment requirements.

The Company’s cash and long-term investments (including investments in auction rate securities with maturities in excess of one year) were $181.1 million at May 31, 2008, compared to $186.1 million at February 29, 2008. There were no investments classified as short-term as of May 31, 2008 and February 29, 2008.

Operating activities provided $9.7 million of cash during the first three months of fiscal 2009, compared to $8.4 million of cash generated during the first three months of fiscal 2008. Operating cash flows primarily reflect a substantial increase in net inventory investment and accounts payable, as well as substantial decreases in deferred income and accounts receivable given the normal fourth quarter to first quarter decrease in product sales volume. In the three months ended May 31, 2008, approximately $2.8 million of cash was used for net inventory build, compared to the three months ended May 31, 2007, in which approximately $1.2 million of cash was provided by a reduction in net inventories. The Company is actively managing its inventory levels to minimize inventory investment while ensuring adequate supply and maximizing cost efficiency opportunities. The Company expects inventory levels to decline over the course of the current fiscal year.

Investing activities provided $18.2 million of cash during the three month period ended May 31, 2008, reflecting a $21.0 million decrease of short-term investments and $2.8 million in capital expenditures. In the fourth quarter of fiscal 2008, the Company ceased investing in auction rate securities, following failures of auctions for such securities that have historically provided high liquidity and maximized interest yields earned on invested capital. Invested capital is now being held in lower yielding, low risk investments vehicles (primarily, money market accounts). The Company continues to liquidate investments in auction rate securities as opportunities arise. In the three months ended May 31, 2008, $21.0 million of such investments were liquidated in connection with issuer calls. In light of other anticipated issuer calls and related actions, the Company expects its net investment in auction rate securities to decrease by an additional amount in the range of $19-33 million in the fiscal quarter ending August 31, 2008. In the three months ended May 31, 2008, given current market dynamics for auction rate securities, the Company estimated and recorded as a charge to comprehensive income a temporary impairment in fair value of its portfolio of auction rate securities of approximately $2.0 million (net of tax). See Part I — Item 1. — Financial Statements — Note 2 of this Quarterly Report for further information.

Capital expenditures were slightly lower in the three month period ended May 31, 2008 than in the comparable prior year period, as the Company is in the final stages of completing its planned acquisitions of new test and other related production equipment for its Hauppauge, New York based test facility.

Net cash consumed by financing activities of $10.5 million during the three month period ended May 31, 2008, consisted of $10.7 million of repurchased treasury stock and $0.7 million of payments under supplier financing arrangements, partially offset by $0.8 million of proceeds from exercises of stock options and $0.1 million of excess tax benefits from stock-based compensation.

Working capital increased $19.1 million, or 16%, to $137.9 million in the three month period ended May 31, 2008. Cash and long-term investments decreased to $181.1 million at May 31, 2008, compared to $186.1 million at February 29, 2008. Accounts receivable decreased from $52.9 million at February 29, 2008 to $47.0 million at May 31, 2008. The Company’s inventories increased to $62.1 million at May 31, 2008, compared to $58.9 million at February 29, 2008. The overall change in working capital levels was in line with management expectations, given the temporary change in investment strategy for invested capital as noted above and planned inventory growth from the fourth quarter of fiscal 2008 to the current quarterly period.

In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional one million shares, for a total of up to five million shares authorized under the common stock repurchase program first initiated in October 1998. Shares may be repurchased by the Company on the open market or in private transactions. In the first quarter of fiscal 2009, the Company repurchased 367,301 shares of treasury stock at an aggregate cost of $10.7 million. Through May 31, 2008 (inclusive), the Company has repurchased a total of 3,778,296 shares at an aggregate cost of $83.4 million.

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

The Company expects that its cash, cash equivalents, cash flows from operations and potential borrowing capacity will be sufficient to finance the Company’s operating and capital requirements for the next twelve months and for the foreseeable future.

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

OPTi, Inc. Patent Infringement Lawsuit

On July 3, 2007, OPTi, Inc. (“OPTi”) filed a lawsuit in the United States District Court for the Eastern District of Texas against the Company, Advanced Micro Devices, Inc., Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., STMicroelectronics, Inc., and Via Technology, Inc. OPTi’s Complaint alleges that the Company’s Low Pin Count products infringe two patents and seeks unspecified damages (including treble damages for willful infringement), attorneys’ fees and injunctive relief. On September 5, 2007, the Company answered the Complaint, denying OPTi’s allegations and asserting counterclaims for declaratory judgments of invalidity, unenforceability and noninfringement of the two patents-in-suit. The Court has set a claim construction hearing for July 30, 2009, and a trial to begin on November 2, 2009. The Company intends to vigorously defend against the allegations of OPTi’s Complaint.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS No. 141 “Business Combinations”. SFAS 141R is broader in scope than SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141R also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141R is effective for fiscal years beginning after December 15, 2008 (SMSC’s fiscal year beginning March 1, 2009) and the Company will adopt the standard in the first quarter of fiscal 2010. The effects on future periods in regards to this statement and the effects of the related adoption provisions will depend on the nature and significance of any business combinations subject to this statement.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51” (“SFAS 160”). SFAS 160 requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (SMSC’s fiscal year beginning March 1, 2009, or fiscal 2010). Pursuant to the transition provisions of SFAS No. 160, the Company will adopt the standard in the first quarter of fiscal 2010 via retrospective application of the presentation and disclosure requirements. The Company does not expect the adoption of SFAS 160 to have a material effect on the condensed consolidated financial statements; however, the effects on future periods will depend on the nature and significance of any noncontrolling interests subject to this statement. The Company does not believe it is subject to noncontrolling interests at present.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances the current disclosure framework in SFAS 133 and requires enhanced disclosures about why an entity uses derivative instruments, how derivative instruments are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and the Company is required to adopt the standard in the first quarter of fiscal 2010 (SMSC’s fiscal year beginning March 1, 2009). The Company is currently evaluating the impact the adoption of SFAS 161 would have on its consolidated financial statements and required disclosures.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Principles” (SFAS No. 162”). SFAS 162 outlines the order of authority for the sources of accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect SFAS 162 to have an impact on its consolidated financial statements and required disclosures.

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

As of May 31, 2008, the Company’s $101.4 million of long-term investments consisted primarily of investments in AAA rated auction rate securities. From time to time, the Company has also held investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that until recently have been reset every 90 days or less at auction, at which time the securities could also typically be repurchased or sold.

As with all fixed-income instruments and securitized investments, such are subject to interest rate risk and would likely decline in market value if market interest rates increase. However, if market interest rates were to increase immediately and uniformly by 10% from levels at May 31, 2008, the Company estimates that the fair values of these investments would decline by an immaterial amount. Declines in market interest rates would, over time, reduce the Company’s interest income.

In February 2008, the Company began to experience failed auctions on some of its auction rate securities (“ARSs”). Based on the failure rate of these auctions, the frequency and extent of the failures, and due to the lack of liquidity in the current market for the ARSs, the Company determined that the estimated fair value of the ARSs no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of these investments as of May 31, 2008, and recorded an unrealized loss of $2 million, (net of tax) related to the temporary impairment of the ARSs, which was included in accumulated other comprehensive income within shareholders’ equity on the condensed consolidated balance sheet.

Assuming all other assumptions disclosed in Part I — Item 1. — Financial Statements in Note 2 of this quarterly report, being equal, an increase or decrease in the liquidity risk premium (i.e. the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the ARSs by approximately $2.6 million. If it becomes probable that the Company will not receive 100% of the principal and interest as to any of the ARSs, the Company will be required to recognize an other-than-temporary impairment charge against consolidated net income.

The Company has the option and the operating flexibility at present to hold its auction rate securities investments until maturity and, therefore, does not expect to realize any material adverse impact to its results from operations or cash flows.

Equity Price Risk

The Company has no material investments in equity securities of other companies on its Consolidated Balance Sheet as of May 31, 2008.

Foreign Currency Risk

The Company has international operations and is therefore subject to certain foreign currency rate exposures, principally the euro and Japanese Yen. The Company conducts a significant amount of its business in Asia. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company’s product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars.

The Company’s most significant foreign subsidiaries, SMSC Japan and SMSC Europe, purchase a significant amount of their products for resale in U.S. dollars, and from time to time have entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. Gains or losses on these contracts are intended to offset the gains or losses recorded for statutory and U.S. GAAP purposes from the remeasurement of certain assets and liabilities from U.S. dollars into local currencies. In fiscal 2008, the Company’s wholly-owned subsidiary in Japan initiated two forward contracts for the delivery of $1.4 million (in exchange for Yen), to cover scheduled payments on intercompany debt due the U.S. parent company. An additional forward contract for the purchase of an additional $0.7 million (in exchange for Yen) was executed during the first three months of fiscal 2009.

Operating activities in Europe include transactions conducted in both euros and U.S. dollars. The euro has been designated as SMSC Europe’s functional currency for its European operations. From time to time, SMSC Europe has entered into foreign currency contracts to minimize the exposure of its U.S. dollar denominated transactions, assets and liabilities to currency exchange rate risk. Gains or losses on these contracts are intended to offset the gains or losses recorded from the remeasurement of certain assets and liabilities from U.S. dollars into euros. No such contracts were executed during fiscal 2008 or during the first three months of fiscal 2009, and there are no obligations under any such contracts as of May 31, 2008. Gains and losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into euros were not significant during the three months ended May 31, 2008.

The Company has never received a cash dividend (repatriation of cash) from SMSC Japan.

Commodity Price Risk

The Company routinely uses precious metals in the manufacturing of its products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect pricing of such commodities. In the latter part of fiscal 2008, particularly in the fourth quarter, the price of gold increased precipitously, and certain of our supply chain partners assessed surcharges to compensate for the resultant increase in manufacturing costs. While the Company is currently evaluating opportunities to control the risk of similar increases in commodities-related costs, there can be no assurance that the Company will be able to successfully safeguard against potential short-term and long-term commodities price fluctuations.

Item 4. — Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of May 31, 2008, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. — Legal Proceedings

On July 3, 2007, OPTi, Inc. (“OPTi”) filed a lawsuit in the United States District Court for the Eastern District of Texas against the Company, Advanced Micro Devices, Inc., Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., STMicroelectronics, Inc., and Via Technology, Inc. OPTi’s Complaint alleges that the Company’s Low Pin Count products infringe two patents and seeks unspecified damages (including treble damages for willful infringement), attorneys’ fees and injunctive relief. On September 5, 2007, the Company answered the Complaint, denying OPTi’s allegations and asserting counterclaims for declaratory judgments of invalidity, unenforceability and noninfringement of the two patents-in-suit. The Court has set a claim construction hearing for July 30, 2009, and a trial to begin on November 2, 2009. The Company intends to vigorously defend against the allegations of OPTi’s Complaint.

Item 1.A. — Risk Factors

Readers of this Quarterly Report on Form 10-Q should carefully consider the risks described in the Company’s other reports filed or furnished with the SEC, including the Company’s prior and subsequent reports on Forms 10-K, 10-Q and 8-K, in connection with any evaluation of the Company’s financial position, results of operations and cash flows.

The risks and uncertainties described in the Company’s most recent Annual Report on Form 10-K, filed with the SEC as of April 29, 2008, are not the only ones facing the Company. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect the Company’s operations. Any of the risks, uncertainties, events or circumstances described therein could cause the Company’s future financial condition, results of operations or cash flows to be adversely affected.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

In April 2008 the Company’s Board of Directors approved an additional purchase of up to one million shares, for a total of up to five million shares, authorized under the common stock repurchase program first initiated in October 1998, on the open market or in private transactions. In the first quarter of fiscal 2009, the Company purchased 367,301 shares of treasury stock at a cost of $10.7 million. As of May 31, 2008 (inclusive), the Company has repurchased a total of 3,778,296 million shares at a cost of $83.4 million.

			Total
			Number of
			Shares	Maximum
	Total		Purchased as	Number of
	Number of	Average	Part of Publicly	Shares that
	Shares	Price per	Announced	may Yet be
Period	Purchased	Share	Plans	Purchased

March 2008	59,765	$28.03	59,765	529,240
April 2008	192,380	$29.37	192,380	1,336,860	*
May 2008	115,156	$29.60	115,156	1,221,704
Total	367,301	$29.22	367,301

*	An additional 1 million shares were authorized in April 2008 for repurchase.

Item 3. — Defaults Upon Senior Securities

None.

Item 4. — Submission of Matters to a Vote of Security Holders

None.

Item 5. — Other Information

None.

Item 6. — Exhibits

10	.1*	—	Form of fiscal year 2009 Management Incentive Plan Award, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 30, 2008.
10	.2*	—	Amendment to Standard Microsystems Corporation 2006 Employee Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on April 30, 2008.
10	.3*	—	Amendment to 2005 Inducement Stock Option and Restricted Stock Plan of Standard Microsystems Corporation, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on April 30, 2008.
10	.4*	—	Transition Agreement dated June 3, 2008 by and between Steven J. Bilodeau and Standard Microsystems Corporation, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on June 6, 2008.
31.1		—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD MICROSYSTEMS CORPORATION

By:	/s/ Joseph S. Durko
     (Signature)
Joseph S. Durko
Vice President, Corporate Controller and Chief
Accounting Officer
(Principal Financial Officer)

Date: July 9, 2008

EXHIBIT INDEX

Exhibit
No.			Description

10	.1*	—	Form of fiscal year 2009 Management Incentive Plan Award, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 30, 2008.
10	.2*	—	Amendment to Standard Microsystems Corporation 2006 Employee Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on April 30, 2008.
10	.3*	—	Amendment to 2005 Inducement Stock Option and Restricted Stock Plan of Standard Microsystems Corporation, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on April 30, 2008.
10	.4*	—	Transition Agreement dated June 3, 2008 by and between Steven J. Bilodeau and Standard Microsystems Corporation, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on June 6, 2008.
31.1		—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	indicates a management or compensatory plan or arrangement.