Form 10-Q
period 2008-08-31
STANDARD MICROSYSTEMS CORP
filed 2008-10-03
CIK 93384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-7422

STANDARD MICROSYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	11-2234952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

80 Arkay Drive, Hauppauge, New York	11788-3728
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(631) 435-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of September 30, 2008 there were 22,253,385 shares of the registrant’s common stock outstanding.

PART I

Item 1. — Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	August 31,	February 29,
	2008	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$97,110	$61,641
Accounts receivable, net	54,148	52,877
Inventories	57,381	58,885
Deferred income taxes	15,594	16,347
Other current assets	10,048	8,566

Total current assets	234,281	198,316

Property, plant and equipment, net	60,465	60,547
Goodwill	104,221	105,463
Intangible assets, net	33,178	36,930
Long-term investments	81,916	124,469
Deferred income taxes	9,490	10,464
Other assets	3,442	3,287

TOTAL ASSETS	$526,993	$539,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,846	$29,700
Deferred income on shipments to distributors	17,943	20,766
Accrued expenses, income taxes and other liabilities	28,023	29,001

Total current liabilities	69,812	79,467

Deferred income taxes	7,334	7,928
Other liabilities	13,983	15,992
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	2,636	2,619
Additional paid-in capital	321,011	312,499
Retained earnings	187,232	174,051
Treasury stock, at cost	(89,796)	(72,652)
Accumulated other comprehensive income	14,781	19,572

Total shareholders’ equity	435,864	436,089

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$526,993	$539,476

See accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Product sales	$94,161	$94,436	$183,923	$172,950
Intellectual property revenues	3,035	3,086	6,063	6,119

	97,196	97,522	189,986	179,069
Costs and expenses:
Costs of goods sold (exclusive of amortization shown below)	46,419	47,879	90,779	86,730
Research and development	18,028	18,192	36,363	36,181
Selling, general and administrative	21,184	21,616	44,783	41,864
Amortization of intangible assets	1,515	1,652	3,295	3,293

Income from operations	10,050	8,183	14,766	11,001
Interest income	1,082	1,665	2,825	3,067
Interest expense	(24)	(89)	(96)	(174)
Other income (expense), net	1,003	(50)	849	284

Income before provision for income taxes	12,111	9,709	18,344	14,178
Provision for income taxes	3,408	428	5,163	1,695

Net income	$8,703	$9,281	$13,181	$12,483

Basic net income per share:	$0.39	$0.40	$0.59	$0.54

Diluted net income per share:	$0.38	$0.39	$0.58	$0.53

Weighted average common shares outstanding:
Basic	22,188	23,097	22,323	22,939
Diluted	22,608	23,845	22,740	23,652

See accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	August 31,
	2008	2007
	(Unaudited)

Cash flows from operating activities:
Net income	$13,181	$12,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,754	9,961
Foreign exchange gains	(362)	(277)
Excess tax benefits from stock-based compensation	(115)	(1,019)
Stock-based compensation	7,809	10,059
Deferred income taxes	1,328	(1,886)
Deferred income on shipments to distributors	(2,823)	2,700
Sales returns and allowances	(77)	317
Changes in operating assets and liabilities:
Accounts receivable	(1,454)	(6,833)
Inventories	1,210	8,510
Accounts payable, accrued expenses and other liabilities	(8,424)	(9,560)
Income taxes payable	(1,576)	(2,262)
Other changes in assets and liabilities, net	(1,512)	1,268

Net cash provided by operating activities	17,939	23,461

Cash flows from investing activities:
Capital expenditures	(6,203)	(5,337)
Purchases of investments	(20,730)	(348,965)
Sales of investments	60,600	322,405

Net cash provided by (used in) investing activities	33,667	(31,897)

Cash flows from financing activities:
Excess tax benefits from stock-based compensation	115	1,019
Proceeds from issuance of common stock	2,782	12,764
Purchases of treasury stock	(17,144)	(9,287)
Repayments of obligations under capital leases and notes payable	(1,376)	(1,185)

Net cash (used in) provided by financing activities	(15,623)	3,311

Effect of foreign exchange rate changes on cash and cash equivalents	(514)	254

Net increase (decrease) in cash and cash equivalents	35,469	(4,871)
Cash and cash equivalents at beginning of period	61,641	36,255

Cash and cash equivalents at end of period	$97,110	$31,384

See accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial information of Standard Microsystems Corporation and subsidiaries (“SMSC” or the “Company”) has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and reflects all adjustments, consisting only of normal recurring adjustments, which in management’s opinion are necessary to state fairly the Company’s financial position as of August 31, 2008, results of operations for the three and six-month periods ended August 31, 2008 and 2007 and cash flows for the six-month periods ended August 31, 2008 and 2007. The February 29, 2008 balance sheet information has been derived from audited financial statements, but does not include all information or disclosures necessary as required by U.S. GAAP.

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

Results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year or any future periods.

Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the fiscal 2009 presentation. Specifically, the Company had previously included both realized and unrealized foreign currency transaction and translation gains (losses) within selling, general and administrative expenses. Such amounts are now included as a component of other income (expense), net in the Condensed Consolidated Income Statements for all periods presented. The Company also reclassified deferred income taxes of $1.2 million from current to long term assets for the period ended February 29, 2008. In addition, the Company reclassified certain components of the Condensed Consolidated Statement of Cash Flows for the six-months ended August 31, 2007 to conform to the current presentation.

Operating results for the three and six month periods ended August 31, 2008 include approximately $0.4 million of stock-based compensation expense relating to prior periods amending the method of amortization for deferred compensation relating to certain restricted stock awards (“RSAs”) granted between March 1, 2006 and May 31, 2008.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measurement of fair value and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s current fiscal year), except as amended by FASB Staff Position (“FSP”) SFAS 157-1 and FSP SFAS 157-2 which are effective for fiscal years beginning after November 15, 2008 (SMSC’s fiscal year beginning March 1, 2009, or fiscal 2010). FSP SFAS 157-1 and FSP SFAS 157-2 allow partial adoption relating to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring basis.

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

SFAS 157 requires disclosure regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The following table summarizes the composition of the Company’s investments at August 31, 2008 and February 29, 2008 (in thousands):

					Classification on
		Gross	Gross	Aggregate	Balance Sheet
		Unrealized	Unrealized	Fair	Short-Term	Long-Term
August 31, 2008	Cost	Gains	Losses	Value	Investments	Investments

Equity Securities	$143	$2	$(41)	$104	$—	$104
Auction Rate Securities	84,500		(2,688)	81,812	—	81,812
Money Market Funds	82,669	—	—	82,669	—	—

	$167,312	$2	$(2,729)	$164,585	$—	$81,916

					Classification on
		Gross	Gross	Aggregate	Balance Sheet
		Unrealized	Unrealized	Fair	Short-Term	Long-Term
February 29, 2008	Cost	Gains	Losses	Value	Investments	Investments

Equity Securities	$143	$2	$(51)	$94	$—	$94
Auction Rate Securities	124,375	—	—	124,375	—	124,375
Money Market Funds	47,405	—	—	47,405	—	—

	$171,923	$2	$(51)	$171,874	$—	$124,469

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company classifies all marketable debt and equity securities with remaining contractual maturities of greater than one year as long-term investments. As of August 31, 2008 the Company held approximately $81.8 million of investments in auction rate securities (“ARSs”) with maturities ranging from two to 33 years, all classified as available-for-sale. ARSs are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process. As of August 31, 2008, 100% of the Company’s ARSs were “AAA” rated by one or more of the major credit rating agencies.

The fair values of available-for-sale securities at August 31, 2008 by contractual maturity are shown below (in thousands):

		Estimated Fair
	Cost	Value

Due in one year or less	$—	$—
Due in one year through five years	16,000	15,552
Due in five years through ten years	8,000	7,801
Due in ten through twenty years	17,400	16,856
Due in over twenty years	43,100	41,603

Total	$84,500	$81,812

Expected maturities of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, including investments, equity securities, cash surrender value of life insurance policies, cash equivalents, and liabilities, (foreign exchange contracts) at August 31, 2008 (in thousands):

	Total Fair	Fair Value Measurements at
	Value at	Report Date Using
	8/31/2008	Level 1	Level 2	Level 3

Assets:
Equity Securities	$104	$104	$—	$—
Auction rate securities	81,812	—	—	81,812
Money market funds	82,669	82,669	—	—
Other assets-cash surrender value	1,603	—	1,603	—

Total Assets:	$166,188	$82,773	$1,603	$81,812

Liabilities:
Accrued expenses-Foreign exchange contracts	$(1,987)	$—	$(1,987)	$—

Total Liabilities:	$(1,987)	$—	$(1,987)	$—

Net	$164,201	$82,773	$(384)	$81,812

At August 31, 2008, the Company grouped money market funds and equity securities using a Level 1 valuation because market prices are readily available. Level 2 financial assets and liabilities represent the fair value of cash surrender value of life insurance policies and liabilities for foreign exchange contracts that were based on observable market data obtained directly from brokers. At August 31, 2008, the assets grouped for Level 3 valuation primarily were ARSs consisting of AAA rated securities mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($14.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1. The auction rate preferred securities were originally considered Level 2 financial assets. However, during the quarter ended August 31, 2008, the issuer revised its original plan to

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restructure these securities and therefore the Company was required to revalue these as Level 3 financial assets, estimating the fair value these securities on a discounted cash flow basis. The Company continues to liquidate investments in auction rate securities as opportunities arise. In the six-months ended August 31, 2008, $39.9 million of such investments were liquidated at par in connection with issuer calls.

The table below includes a roll forward of the Company’s investments in ARS from March 1, 2008 to August 31, 2008, and the reclassification of these investments in the hierarchy. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may include observable components.

The following table reflects the activity for the Company’s major classes of assets measured at fair value using Level 3 inputs (in thousands):

	Quarter	Six Months
	Ended	Ended
Auction Rate Securities:	August 31, 2008	August 31, 2008

Balance at beginning of period	$72,363	$124,375
Transfers out to level 2 (Auction Rate Securities with market inputs)	—	(28,975)
Transfers into level 3	14,100	14,100
Sales of Level 3 investments	(4,000)	(25,000)
Total gains and losses:
Included in earnings (realized)	—	—
Unrealized losses included in accumulated other comprehensive income	(651)	(2,688)

Balance as of August 31, 2008	$81,812	$81,812

All investments in ARSs were considered Level 3 investments as of the date of adoption of SFAS 157.

Historically, the carrying value (par value) of the ARSs approximated fair market value due to the frequent resetting of variable interest rates. Beginning in February 2008, however, the auctions for ARSs began to fail and were largely unsuccessful. As a result, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. The types of auction rate securities generally held by the Company have historically traded at par and are callable at par at the option of the issuer.

The par (invested principal) value of the ARSs associated with these failed auctions will not be accessible to the Company until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to these liquidity issues, the Company performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by the Company considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis included the following assumptions at August 31, 2008:

Expected Term	3 Years
Illiquidity Discount	1.18%-1.27%
Discount Rate	4.54%-4.88%

The discount rate was determined using a proxy based upon the current market rates for successful auctions within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. The illiquidity discount was based on the levels of federal insurance or FFELP backing for each security as well as considering similar preferred stock securities ratings and asset backed ratio requirements for each security.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result, as of August 31, 2008, the Company recorded an unrealized loss of $2.69 million ($2.61 million, net of tax) related to the temporary impairment of the ARSs, which was included in accumulated other comprehensive income within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the ARSs prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuer. The Company does not believe it will be necessary to access these investments to support current working capital requirements. However, the Company may be required to record additional unrealized losses in other comprehensive income in future periods based on then current facts and circumstances. Further, if the credit rating of the security issuers deteriorates, or if active markets for such securities are not reestablished, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the consolidated income statement, and any such impairment adjustments may be material.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51” (“SFAS 160”). SFAS 160 requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (SMSC’s fiscal year beginning March 1, 2009, or fiscal 2010). Pursuant to the transition provisions of SFAS No. 160, the Company will adopt the standard in the first quarter of fiscal 2010 via retrospective application of the presentation and disclosure requirements. The Company does not expect the adoption of SFAS 160 to have a material effect on the condensed consolidated financial statements; however, the effects on future periods will depend on the nature and significance of any noncontrolling interests subject to this statement. The Company does not believe it is subject to noncontrolling interests at the present time.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Principles” (“SFAS 162”). SFAS 162 outlines the order of authority for the sources of accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect SFAS 162 to have an impact on its consolidated financial statements and required disclosures.

4.	COMPREHENSIVE INCOME

The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on investments classified as available-for-sale, and changes in minimum pension liability adjustments.

The components of the Company’s comprehensive income for the three and six-month periods ended August 31, 2008 and 2007 were as follows (in thousands):

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2008	2007	2008	2007

Net income	$8,703	$9,281	$13,181	$12,483
Other comprehensive income:
Change in foreign currency translation adjustments	(6,096)	1,302	(2,336)	2,969
Change in unrealized gain (loss) on investments, net of taxes	(652)	4	(2,607)	7
Change in minimum pension liability adjustment, net of taxes	39	47	152	94

Total comprehensive income	$1,994	$10,634	$8,390	$15,553

The components of the Company’s accumulated other comprehensive income as of August 31, 2008 and February 29, 2008, net of taxes, were as follows (in thousands):

	August 31,	February 29,
	2008	2008

Unrealized losses on investments	$(2,620)	$(13)
Foreign currency items	17,101	19,437
Minimum pension liability adjustment	300	148

Total accumulated other comprehensive income	$14,781	$19,572

5.	NET INCOME PER SHARE

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The shares used in calculating basic and diluted net income per share for the Condensed Consolidated Income Statements included within this report are reconciled as follows (in thousands):

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2008	2007	2008	2007

Average shares outstanding for basic net income per share	22,188	23,097	22,323	22,939
Dilutive effect of stock options and unvested restricted stock awards	420	748	417	713

Average shares outstanding for diluted net income per share	22,608	23,845	22,740	23,652

Options covering 0.8 million and 0.2 million shares for the three month periods ended August 31, 2008 and 2007, respectively, and 0.8 million and 0.3 million for the six-month periods ended August 31, 2008 and 2007, respectively, were excluded from the computation of average shares outstanding for diluted net income per share because their effect was antidilutive.

6.	INVESTMENTS

Long-term investments consist of highly rated auction rate securities (most of which are backed by U.S. Federal or state and municipal government guarantees — see Note 2) and other marketable debt and equity securities held as available-for-sale investments. As of November 30, 2007 and prior period-end dates, investments in auction rate securities were classified as short-term in nature. In the fourth quarter of fiscal 2008, such investments became subject to adverse market conditions, and the liquidity typically associated with the financial markets for such instruments became restricted as auctions began to fail. Given the underlying terms of these securities, in most cases where auctions fail, the investor is entitled to higher interest rates to compensate for the lack of liquidity. At present, the Company is earning higher returns on these investments as a consequence of such liquidity constraints.

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

Intangible assets that are denominated in a functional currency other than the U.S. dollar have been translated into U.S. dollars using the exchange rate in effect on the reporting date. As of August 31, 2008 and February 29, 2008, the Company’s goodwill was $104.2 million and $105.5 million, respectively. The decrease in goodwill is

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

solely attributable to fluctuations in foreign exchange rates. As of August 31, 2008 and February 29, 2008, the Company’s identifiable intangible assets consisted of the following (in thousands):

	August 31, 2008		February 29, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Purchased technologies	$40,773	$20,953	$41,175	$18,680
Customer relationships and contracts	12,153	5,255	12,396	4,588
Other	814	478	812	435

Total — finite-lived intangible assets	53,740	26,686	54,383	23,703
Trademark	6,124	—	6,250	—

	$59,864	$26,686	$60,633	$23,703

Total amortization expense recorded for finite-lived intangible assets was approximately $1.5 million and $1.7 million for the three month periods ended August 31, 2008 and 2007, respectively, and $3.3 million in both six-month periods ended August 31, 2008 and 2007, respectively.

Estimated future finite-lived intangible asset amortization expense for the remainder of fiscal 2009 and thereafter is as follows (in thousands):

Period	Amount

Remainder of fiscal 2009	$2,964
Fiscal 2010	$5,909
Fiscal 2011	$5,882
Fiscal 2012	$5,865
Fiscal 2013	$5,839
Fiscal 2014 and thereafter	$595

8.	OTHER BALANCE SHEET DATA

Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

	August 31,	February 29,
	2008	2008

Raw materials	$1,575	$1,140
Work-in-process	22,446	25,045
Finished goods	33,360	32,700

	$57,381	$58,885

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment (in thousands):

	August 31,	February 29,
	2008	2008

Land	$578	$578
Buildings and improvements	34,273	32,885
Machinery and equipment	124,910	119,587

	159,761	153,050
Less: accumulated depreciation	(99,296)	(92,503)

	$60,465	$60,547

Accrued expenses, income taxes and other current liabilities (in thousands):

	August 31,	February 29,
	2008	2008

Compensation, incentives and benefits	$10,510	$11,881
Stock appreciation rights	6,696	4,507
Supplier financing — current portion	3,042	2,780
Foreign exchange contracts payable	1,987	1,369
Other	5,788	8,464

	$28,023	$29,001

Other liabilities (in thousands):

	August 31,	February 29,
	2008	2008

Retirement benefits	$7,284	$7,670
Income taxes	3,768	4,313
Supplier financing — long-term portion	2,784	3,897
Other	147	112

	$13,983	$15,992

9.	COMMON STOCK REPURCHASE PROGRAM

In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional one million shares, for a total of up to five million shares authorized under the common stock repurchase program first initiated in October 1998. Shares may be repurchased by the Company on the open market or in private transactions. In the second quarter of fiscal 2009, the Company repurchased 219,788 shares of treasury stock at an aggregate cost of $6.4 million. For the six-month period ended August 31, 2008 the Company repurchased 587,089 shares of treasury stock at an aggregate cost of $17.1 million. As of August 31, 2008 (inclusive), the Company has repurchased a total of 3,998,084 shares at an aggregate cost of $89.8 million.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	OTHER (EXPENSE) INCOME, NET

The components of the Company’s other income (expense) for the three and six-month periods ended August 31, 2008 and 2007, respectively (in thousands):

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2008	2007	2008	2007

Realized and unrealized foreign currency transaction gains (losses)	$993	$(102)	$744	$(126)
Gain on sale of EPCO bankruptcy claim	—	—	—	316
Gains (losses) on disposal of property	3	(2)	2	1
Other miscellaneous income	7	54	103	93

	$1,003	$(50)	$849	$284

11.	INCOME TAXES

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

The Company increased its reserves for liabilities for uncertain tax positions for the three month period ended August 31, 2008 by an immaterial amount and by approximately $0.1 million for the six month period ended August 31, 2008, in connection with deductions expected to be taken in its fiscal 2009 U.S. federal income tax return. Substantially all such unrecognized tax benefits would be recorded as part of the provision for income taxes if realized in future periods. In the same time frame, the Company also decreased its reserves for uncertain tax positions by $0.4 million as a result of the close of the current audits. At this time, the Company does not currently anticipate that liabilities for uncertain tax positions will significantly increase or decrease on or prior to August 31, 2009, and all liabilities for uncertain tax positions are classified as long term and included in Other liabilities in the condensed consolidated balance sheet.

The Company will continue its policy of including interest and penalties related to unrecognized tax benefits within the provision for income taxes in the condensed consolidated statements of income. For the three and six month periods ended August 31, 2008, the Company provided an immaterial incremental amount for interest and penalties, and, as a result of the completion of certain income tax audits, reversed approximately $0.1 million and $0.3 million respectively of interest and penalties accrued in respect of prior periods.

The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2006 (in the case of certain foreign tax returns, calendar year 2002).

12.	BUSINESS RESTRUCTURING

In December 2001, the Company announced a restructuring plan for its exit from the PC chipset business.

The Company carried a reserve related to this restructuring for future payments against previously reserved non-cancelable lease obligations, which continued through their respective lease terms through August 2008, at which date it was fully amortized.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	BENEFIT AND INCENTIVE PLANS (INCLUDING SHARE-BASED PAYMENTS)

The Company has several stock-based compensation plans in effect under which incentive stock options and non-qualified stock options (collectively “Stock Options”), restricted stock awards (“RSAs”) and stock appreciation rights (“SARs”) are granted to employees and directors. Stock Options, RSAs and SARs are granted with exercise prices not less than the fair value of the underlying shares on the date of grant.

The following table summarizes the compensation expense for Stock Options, RSAs and SARs at fair value as measured per the provisions of SFAS No. 123R (revised 2004), Share-Based Payments (“SFAS 123R”) included in our condensed consolidated income statements (in thousands):

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2008	2007	2008	2007

Costs of goods sold	$251	$679	$781	$1,055
Research and development	636	2,200	2,414	4,044
Selling, general and administrative	1,344	3,707	5,130	6,294

Stock-based compensation expense under SFAS 123R, before income tax benefit	2,231	6,586	8,325	11,393
Tax benefit	803	2,371	2,997	4,101

Stock-based compensation expense under SFAS 123R, after income tax benefit	$1,428	$4,215	$5,328	$7,292

Employee and Director Stock Option Plans

Under the Company’s various stock option plans, the Compensation Committee of the Board of Directors is authorized to grant options to purchase shares of common stock. The purpose of these plans is to promote the interests of the Company and its shareholders by providing officers, directors and key employees with additional incentives and the opportunity, through stock ownership, to better align their interests with the Company’s and enhance their personal interest in its continued success. Options under inducement plans may only be offered to new employees. Options are granted at prices not less than the fair market value on the date of grant. As of August 31, 2008, 945,944 shares of common stock were available for future grants of stock options (as adjusted for the most recent plan amendment, effective April 30, 2008), of which 864,321 shares can also be issued as RSAs. The grant date fair values of Stock Options are recorded as compensation expense ratably over the vesting period of each award, as adjusted for forfeitures of unvested awards. Stock Options generally vest over four or five-year periods, and expire no later than ten years from the date of grant.

Stock option plan activity for the six-months ended August 31, 2008 is summarized below (shares in thousands):

		Weighted
		Average	Weighted
		Exercise	Average
	Fiscal 2009	Prices	Contractual	Aggregate
	Shares	per Share	Term	Intrinsic Value

Options outstanding, March 1, 2008	3,413	$22.58
Granted	161	$30.41
Exercised	(138)	$20.09
Canceled, forfeited or expired	(125)	$22.98

Options outstanding, August 31, 2008	3,311	$23.05	6.2	$22,633,893

Options exercisable, August 31, 2008	1,811	$20.26	4.9	$16,662,010

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total remaining unrecognized compensation cost related to SMSC’s employee and director stock option plans is $17.1 million as of August 31, 2008. The weighted-average period over which the cost is expected to be recognized is 1.21 years.

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

The weighted-average fair values per share of stock options granted in connection with the Company’s stock plans have been estimated utilizing the following assumptions:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2008	2007	2008	2007

Dividend yield	—	—	—	—
Expected volatility	49%	52%	49%	52%
Risk-free interest rates	3.07%	4.41%	3.07%	4.41%-4.59%
Expected lives (in years)	4.88	4.46	4.88	4.46

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

Restricted stock activity for the six-months ended August 31, 2008 is set forth below (shares in thousands):

		Average
	Number of	Grant-Date
	Shares	Fair Value

Restricted stock shares outstanding, March 1, 2008	210	$27.52
Granted	43	$29.12
Canceled or expired	(13)	$30.82
Vested	(79)	$20.76

Restricted stock shares outstanding, August 31, 2008	161	$31.02

The total unrecognized compensation cost related to SMSC’s restricted stock plans is $4.1 million as of August 31, 2008. The weighted-average period over which the cost is expected to be recognized is 1.48 years.

Stock Appreciation Rights Plans

In September 2004 and September 2006, the Company’s Board of Directors approved Stock Appreciation Rights Plans (the “2004 SARs Plan” and the “2006 SARs Plan”, collectively the “SARs Plans”), the purpose of which are to attract, retain, reward and motivate employees and consultants to promote the Company’s best interests and to share in its future success. The SARs Plans authorize the Board’s Compensation Committee to grant up to six

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million SARs awards to eligible officers, employees and consultants (after amendment to the 2006 SARs Plan, effective April 30, 2008). Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of SMSC common stock over the award’s exercise price. On July 11, 2006, the Company’s Board of Directors approved the 2006 Director Stock Appreciation Rights Plan. The Company can grant up to 200,000 Director SARs under this plan. On April 9, 2008, the Board of Directors authorized an increase in the number of SARs issuable pursuant to this plan from 200,000 to 400,000. The exercise price of a SAR is equal to the closing market price of SMSC stock on the date of grant. SAR awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant.

Activity under the Stock Appreciation Rights Plans for the six-months ended August 31, 2008 is set forth below (shares in thousands):

		Weighted
		Average	Weighted
		Exercise	Average
	Fiscal 2009	Prices	Contractual	Aggregate
	Shares	per Share	Term	Intrinsic Value

SARs outstanding, March 1, 2008	2,711	$27.66
Granted	999	$29.23
Exercised	(60)	$24.17
Canceled or expired	(37)	$29.46

SARs outstanding, August 31, 2008	3,613	$28.13	8.16	$9,365,466

SARs exercisable, August 31, 2008	741	$25.93	7.71	$3,519,709

The total unrecognized compensation cost related to SMSC’s SARs Plans is $18.1 million as of August 31, 2008. The weighted-average period over which the cost is expected to be recognized is 1.71 years.

The weighted-average fair values per share of stock appreciation rights granted in connection with the Company’s SARs Plans have been estimated utilizing the following assumptions:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2008	2007	2008	2007

Dividend yield	—	—	—	—
Expected volatility	49%	52%	49%	52%
Risk-free interest rates	2.07%-3.07%	4.55%-4.87%	2.07%-3.07%	4.55%-4.87%
Expected lives (in years)	.96-4.84	1.54-4.44	.96-4.84	1.54-4.44

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the components of the consolidated net periodic pension expense for the three and six-month periods ended August 31, 2008 and 2007, respectively (in thousands):

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2008	2007	2008	2007

Components of net periodic benefit costs:
Service cost — benefits earned during the period	$314	$140	$432	$274
Service cost — benefits forfeited during the period		—	(140)	—
Interest cost on projected benefit obligations	105	87	210	174
Amortization of net obligation	61	65	123	130

Net periodic pension expense	$480	$292	$624	$578

	August 31,	February 29,
	2008	2008

Amounts recognized in accumulated other comprehensive income:
Transition obligation	$124	$246
Net income	(583)	(583)
Prior service cost	—	—

Total amount recognized in accumulated other comprehensive income	$(460)	$(337)

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

United States Customs Liability Payment

On July 6, 2006 SMSC made a prior disclosure to the United States Commissioner of Customs (“Customs”) pursuant to 19 C.F.R. § 162.74 related to SMSC’s learning that in certain cases it has not declared the full value or costs of assets provided by SMSC to its foreign suppliers. SMSC conducted a comprehensive review of its customs entries over the past five years and determined the amount of the additional fees. SMSC filed with Customs on October 4, 2006 an updated disclosure, and tendered to Customs approximately $0.4 million for these prior periods.

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

The Company acquired software and other tools used in product design through long-term financing provided by suppliers. The Company had $5.8 million and $4.8 of outstanding balances due under such arrangements as of August 31, 2008 and 2007, respectively. During fiscal 2009 the Company acquired $0.5 million of software through supplier provided financing. None was acquired in the six-months period ended August 31, 2007. The Company made cash payments in respect of obligations under supplier financing arrangements of $1.4 million and $1.2 million for the six-month periods ended August 31, 2008 and 2007, respectively. The Company made cash payments for federal, state and foreign income taxes payable of $5.4 million and $3.0 million for the six-month periods ending August 31, 2008 and 2007, respectively.

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

17.	TRANSITION SERVICES AGREEMENT

On June 3, 2008, the Company entered into a transition services agreement with the Chief Executive Officer (“CEO”) with regard to his pending retirement which provides for an orderly transition as a search is conducted for a successor. Pursuant to the terms of this agreement, the current CEO will remain in this position until October 20, 2008. In addition, the current CEO will continue to be employed by the Company as a non-operating executive through February 10, 2009, and thereafter continue to serve as Chairman of the Board of Directors.

In partial consideration and as more fully described in the transition services agreement, the Company has agreed that all restricted shares held by the CEO as of his employment termination date (anticipated to be February 10, 2009) shall fully vest. This provision was treated as a modification of existing share-based payment awards, pursuant to SFAS 123R. Such restricted shares subject to accelerated vesting were remeasured at fair value as of the date of the transition services agreement, and compensation expense of $0.6 million (as remeasured) associated with such awards will be recognized over the CEO’s remaining service period as therein defined (i.e. through February 10, 2009). During the three months ended August 31, 2008 the Company amortized $0.2 million for such awards.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	SUBSEQUENT EVENT

The Company announced on October 1, 2008 the appointment of Christine King as President and Chief Executive Officer of SMSC and as a member of its Board of Directors, effective October 20, 2008. Ms. King, a 35 year veteran of the semiconductor industry, will succeed Steven J. Bilodeau, who is retiring as CEO after ten years of service. As further described in Note 17, Mr. Bilodeau will continue to be employed by the company in as a non-operating executive capacity until February 2009 and continue to serve as Chairman of the Board of Directors.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

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

Forward-Looking Statements

Portions of this Quarterly Report may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs and assumptions, current expectations, estimates and projections. Such statements, including statements relating to the Company’s expectations for future financial performance, are not considered historical facts and are considered forward-looking statements under federal securities laws. Words such as “believe,” “expect,” “anticipate” and similar expressions identify forward-looking statements. These risks and uncertainties may cause the Company’s actual future results to be materially different from those discussed in forward-looking statements. The Company’s risks and uncertainties include (but are not limited to) the timely development and market acceptance of new products; the impact of competitive products and pricing; the Company’s ability to procure capacity from suppliers and the timely performance of their obligations, commodity prices, potential investment losses as a result of liquidity conditions, the effects of changing economic and political conditions in the market domestically and internationally and on its customers; relationships with and dependence on customers and growth rates in the personal computer, consumer electronics and embedded and automotive markets and within the Company’s sales channel; changes in customer order patterns, including order cancellations or reduced bookings; the effects of tariff, import and currency regulation; potential or actual litigation; and excess or obsolete inventory and variations in inventory valuation, among others. In addition, SMSC competes in the semiconductor industry, which has historically been characterized by intense competition, rapid technological change, cyclical market patterns, price erosion and periods of mismatched supply and demand.

The Company’s forward looking statements are qualified in their entirety by the inherent risks and uncertainties surrounding future expectations and may not reflect the potential impact of any future acquisitions, mergers or divestitures. All forward-looking statements speak only as of the date hereof and are based upon the information available to SMSC at this time. Such statements are subject to change, and the Company does not undertake to update such statements, except to the extent required under applicable law and regulation. These and other risks and uncertainties, including potential liability resulting from pending or future litigation, are detailed from time to time in the Company’s periodic and current reports as filed with the United States Securities and Exchange Commission (the “SEC”). Readers are advised to review the Company’s most recent Annual Report on Form 10-K and quarterly reports on Form 10-Q as filed subsequently with the SEC, particularly those sections entitled “Risk Factors,” for a more complete discussion of these and other risks and uncertainties. Other cautionary statements concerning risks and uncertainties may also appear elsewhere in this Quarterly Report.

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

Business Outlook

The Company believes that the current macroeconomic environment, exacerbated by the financial market liquidity crisis, and its impact on corporate spending and consumer sentiment, has begun to have an adverse impact on the semiconductor market and the Company’s near term business outlook. These factors have come to bear at a time when the Company normally experiences increased demand as it enters its third fiscal quarter. The Company currently anticipates that revenues for the fiscal quarter ending November 30, 2008 will be lower than revenues reported for the quarterly period ending August 31, 2008, contrary to normal seasonal trends. We expect that the Company’s revenue and earnings will be affected until economic conditions stabilize.

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

•	Revenue Recognition

•	Inventory Valuation

•	Valuation of Long-Lived Assets

•	Accounting for and Valuation of Share-Based Payments

•	Accounting for Income Taxes and Uncertain Tax Positions

•	Legal Contingencies

•	Valuation of Long-Term Investments

Further information regarding these policies appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, as filed with the SEC on April 29, 2008. During the six-month period ended August 31, 2008, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies, except as further described in Part I — Item 1. — Financial Statements — Note 2 of this Quarterly Report regarding the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements (“SFAS 157”).”

RESULTS OF OPERATIONS

Sales and Revenues

The Company’s sales and revenues for the three months ended August 31, 2008 were $97.2 million, consisting of $94.2 million of product sales and $3.0 million of intellectual property revenues. For the three months ended August 31, 2007 sales and revenues were $97.5 million, consisting of $94.4 million of product sales and $3.1 million of intellectual property revenues. The slight decrease of $0.3 million or 0.3% overall was a result of an expected period over period reduction in mobile and desktop products sales, which benefitted in the second quarter of fiscal 2008 from unusually strong demand. The effect of lower mobile and desktop products sales was offset by significant growth in high performance analog (“HPA”) products. The Company’s HPA products address applications such as “smart” phones, mobile PCs and personal navigation systems, further expanding the Company’s presence on these consumer electronics product platforms. In addition, sales of automotive infotainment systems (“AIS”) products declined late in the second quarter of fiscal 2009 due to overall automotive industry conditions.

The Company’s sales and revenues for the six-months ended August 31, 2008 were $190.0 million, consisting of $183.9 million of product sales and $6.1 million of intellectual property revenues. For the six-months ended August 31, 2007 sales and revenues were $179.1 million, consisting of $173.0 million of product sales and $6.1 million of intellectual property revenues. The increase of $10.9 million or 6.1% overall came from significant growth in Ethernet and HPA products. AIS product sales also increased comparatively, as sales in the first quarter of fiscal 2008 were adversely impacted by an increase in the value added tax on luxury automobiles sales in European markets.

Costs of Goods Sold

Costs of goods sold for the fiscal quarter ended August 31, 2008 totaled $46.4 million, or 47.8% of sales and revenues, as compared to $47.9 million, or 49.1% of sales and revenues, in the prior comparable fiscal quarter. Excluding intellectual property revenues, costs of goods sold were 49.3% of product sales in the current year period compared to 50.7% in the same period last year. The 1.4% decrease in costs of goods sold on a percentage basis (excluding intellectual property revenues) in the current-year period compared to the prior-year results is primarily a result of a continued shift in sales mix from computing products to consumer electronics products, as well as ongoing cost reduction initiatives. Stock based compensation charges pursuant to SFAS 123R of $0.3 million are included in the current quarterly period, compared to $0.7 million of similar charges in the three month period ended August 31, 2007.

Costs of goods sold for the six-month period ended August 31, 2008 totaled $90.8 million, or 47.8% of sales and revenues, as compared to $86.7 million, or 48.4% of sales and revenues, in the prior comparable six-month period. Excluding intellectual property revenues, costs of goods sold were 49.4% of product sales in the current year six-month period compared to 50.1% in the same period last year. The 0.7% decrease in costs of goods sold on a percentage basis (excluding intellectual property revenues) in the current-year period compared to the prior-year results is primarily a result of ongoing cost reduction and in-house test floor efficiency initiatives, offset in part by slight increases in costs of certain commodities used in the manufacturing process. Stock based compensation charges pursuant to SFAS 123R of $0.8 million are included in the six-month period, compared to $1.1 million of similar charges in the six-month period ended August 31, 2007.

Research and Development Expenses

Research and Development (“R&D”) expenses were $18.0 million, or 18.5% of sales and revenues, for the three months ended August 31, 2008 compared to $18.2 million, or approximately 18.7% of sales and revenues, for the three months ended August 31, 2007. Stock based compensation charges pursuant to SFAS 123R of $0.6 million are included in the current quarterly period as compared to a charge of $2.2 million in the three month period ended August 31, 2007. The decline in stock based compensation charges was offset by the effect of increased headcount in R&D personnel, connected to investment in certain new product and technology areas.

R&D expenses were $36.4 million, or 19.1% of sales and revenues, for the six-months ended August 31, 2008 compared to $36.2 million, or approximately 20.2% of sales and revenues, for the six-months ended August 31, 2007. Stock based compensation charges pursuant to SFAS 123R of $2.4 million are included in current six-month period as compared to a charge of $4.0 million in the six-month period ending August 31, 2007. The effect of increased headcount and other R&D expenditures more than offset the reduction in stock based compensation charges for the period.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $21.2 million, or approximately 21.8% of sales and revenues, for the quarter ended August 31, 2008, compared to $21.6 million, or approximately 22.2% of revenues, for the quarter ended August 31, 2007. Stock based compensation charges pursuant to SFAS 123R of $1.3 million are included in the current quarterly period as compared to a charge of $3.7 million in the three month period ended August 31, 2007. The decline in stock based compensation charges was largely offset by an increase in administrative headcount to support business growth objectives, and the overall impact of relative foreign exchange variances on expenses incurred in the Company’s international operations.

SG&A expenses were $44.8 million, or approximately 23.6% of sales and revenues, for the six-month period ended August 31, 2008, compared to $41.9 million, or approximately 23.4% of revenues, for the six-month period ended August 31, 2007. Stock based compensation charges pursuant to SFAS 123R of $5.1 million are included in the current six- month period as compared to a charge of $6.3 million in the six-month period ended August 31, 2007. The decline in stock based compensation charges was more than offset by increases in overall selling general and administrative costs, including additions to headcount and the impact of foreign exchanges variances on international operating expenses. SG&A expenses for the six-months ended August 31, 2008 include approximately $1.4 million for executive severance and related transition costs ($0.2 million net of stock based compensation charges).

Amortization of Intangible Assets

Amortization expense was $1.5 million and $3.3 million for the three and six-month periods ended August 31, 2008 representing the amortization of finite-lived intangible assets acquired in the March 2005 OASIS SiliconSystems Holding AG and subsidiaries (“OASIS”) and the June 2002 Gain Technology Corporation (“Gain”) acquisitions. For the three and six-month periods ended August 31, 2007 the Company recorded $1.7 million and $3.3 million of amortization expense for finite-lived intangible assets acquired in the OASIS transaction and the Gain transaction, respectively. Certain acquired technology assets associated with the Gain acquisition became fully amortized in the quarterly period ended May 31, 2008, accounting for the slight decrease in amortization expense for the three month period ended August 31, 2008 as compared with the comparable prior fiscal quarter.

Interest and Other Income (Expense)

The decrease in interest income, from $1.7 million and $3.1 million for the three and six-month period ended August 31, 2007, to $1.1 million and $2.8 million for the three and six-month period ended August 31, 2008, respectively, is primarily the result of a decrease in the Company’s overall investment in auction rate securities, as the Company continues to liquidate its positions as opportunities arise in response to market conditions. Funds from liquidated auction rate securities investments as well as funds generated through operating activities are currently being invested in high grade money market accounts, at lower average rates of return.

Interest expense was nominal and $0.1 million for the three month periods ended August 31, 2008 and 2007, respectively. Interest expense was $0.1 million and $0.2 million for the six-month periods ended August 31, 2008 and 2007, respectively. Other income and expenses for the three and six-month periods ended August 31, 2008 consisted primarily of unrealized foreign exchange rate gains on U.S. dollar based transactions of our principal international subsidiary operation in Europe. Other income and expenses for the six-month period ended August 31, 2007 included a $0.3 million gain related to the sale of a claim against the estate in bankruptcy of one of the Company’s former customers.

Provision for Income Taxes

The Company’s effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses and the impact of tax-exempt income.

The provision for income taxes for the three and six month periods ended August 31, 2008, was $3.4 and $5.2 million, or an effective income tax rate of 28.1% against $12.1 million and an effective income tax rate of 28.2% on $18.3 million of income before income taxes, respectively. The tax provision for the six month period ended August 31, 2008 included the impact of $0.7 million from tax exempt income, a $0.4 million decrease in reserves for uncertain tax positions in connection with the completion of certain income tax audits and the related reversal of approximately $0.3 million of interest and penalties accrued in respect of tax exposures attributable to prior periods.

The provision for income taxes for the three and six month periods ended August 31, 2007 was $0.4 million and $1.7 million, respectively, for an effective income tax rate of 4.4% against $9.7 million and an effective income tax rate of 12.0% on $14.2 million of income before income taxes respectively. The tax provision for the six month period ended August 31, 2007 included the impact of $1.1 million from income tax credits and $0.9 million from tax exempt income. SMSC’s consolidated tax provision for the three month period ended August 31, 2007 includes a one-time favorable adjustment of approximately $2.1 million relating to the remeasurement of certain deferred tax liabilities based on a reduction in the German corporate tax rate.

Legislation has not yet been passed extending income tax credits related to qualified research and development expenditures in the U.S. incurred after December 31, 2007. Accordingly, the Company has not recognized benefits for such credits in its tax provision for the three month and six month periods ended August 31, 2008. While the Company is hopeful that new legislation will be passed extending such credits, there can be no assurance that such credits will be available in future periods.

LIQUIDITY & CAPITAL RESOURCES

The Company currently relies on cash provided by operations and existing working capital resources, which historically have been sufficient to satisfy operating and capital investment requirements.

The Company’s cash and long-term investments (including investments in auction rate securities with maturities in excess of one year) were $179.0 million at August 31, 2008, compared to $186.1 million at February 29, 2008. There were no investments classified as short-term as of August 31, 2008 and February 29, 2008.

Operating activities provided $17.9 million of cash during the first six-months of fiscal 2009, compared to $23.5 million of cash generated during the first six-months of fiscal 2008. The decrease in operating cash flows primarily reflect substantial decreases in inventories in the six-months ended August 31, 2008, as compared to the six-months ended August 31, 2007. The Company continues to actively manage its inventory levels to minimize inventory investment while ensuring adequate supply and maximizing cost efficiency opportunities.

Investing activities provided $33.7 million of cash during the six-month period ended August 31, 2008, reflecting a net $39.9 million decrease in long-term investments offset by $6.2 million in capital expenditures. In the fourth quarter of fiscal 2008, the Company ceased investing in auction rate securities, following failures of auctions for such securities that have historically provided high liquidity and maximized interest yields earned on invested capital. Invested capital is now being held in lower yielding, lower risk investments vehicles (primarily, high grade money market accounts). The Company continues to liquidate investments in auction rate securities as opportunities arise. In the six-months ended August 31, 2008, $39.9 million of such investments were liquidated at par in connection with issuer calls. In the six months ended August 31, 2008, given the lack of an active market for auction rate securities, the Company estimated and recorded as a charge to comprehensive income a temporary impairment in fair value of its portfolio of approximately $2.6 million (net of tax). The Company is not currently dependent on these investments for operating cash flow purposes, and does not foresee a need to liquidate such investments in the near term. However, the Company may be required to record additional unrealized losses in other comprehensive income in future periods based on then current facts and circumstances. Further, if the credit rating of the security issuers deteriorates, or if active markets for such securities are not reestablished, the Company may be required to reconsider whether the impairment is other than temporary. In such instance, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the consolidated income statement, and any such impairment adjustments may be material.

Capital expenditures were slightly higher in the six-month period ended August 31, 2008 than in the comparable prior year period, as the Company has recently completed a series of planned acquisitions of new test and other related production equipment for its Hauppauge, New York based test facility, and has commenced a series of planned investments in enhanced business systems this fiscal year.

Net cash consumed by financing activities of $15.6 million during the six-month period ended August 31, 2008, consisted of $17.1 million of repurchased treasury stock and $1.4 million of payments under supplier financing arrangements, partially offset by $2.8 million of proceeds from exercises of stock options and $0.1 million of excess tax benefits from stock-based compensation.

Working capital increased $45.6 million, or 38%, to $164.5 million in the six-month period ended August 31, 2008, primarily due to the liquidation of $39.9 million in auction rate securities in connection with issuer calls. Cash and long-term investments decreased to $179.0 million at August 31, 2008, compared to $186.1 million at February 29, 2008. Accounts receivable increased from $52.9 million at February 29, 2008 to $54.1 million at August 31, 2008. The Company’s inventories decreased to $57.4 million at August 31, 2008, compared to $58.9 million at February 29, 2008. The overall change in working capital levels was in line with management expectations, given the temporary change in investment strategy for invested capital as noted above.

In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional one million shares, for a total of up to five million shares authorized under the common stock repurchase program first initiated in October 1998. Shares may be repurchased by the Company on the open market or in private transactions. In the first half of fiscal 2009, the Company repurchased 587,089 shares of treasury stock at an aggregate cost of $17.1 million. Through August 31, 2008 (inclusive), the Company has repurchased a total of 3,998,084 shares at an aggregate cost of $89.8 million.

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

United States Customs Liability Payment

On July 6, 2006 SMSC made a prior disclosure to the United States Commissioner of Customs (“Customs”) pursuant to 19 C.F.R. § 162.74 related to SMSC’s learning that in certain cases it has not declared the full value or costs of assets provided by SMSC to its foreign suppliers. SMSC conducted a comprehensive review of its customs entries over the past five years and determined the amount of the additional fees. SMSC filed with Customs on October 4, 2006 an updated disclosure, and tendered to Customs approximately $0.4 million for these prior periods.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51” (“SFAS 160”). SFAS 160 requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (SMSC’s fiscal year beginning March 1, 2009, or fiscal 2010). Pursuant to the transition provisions of SFAS No. 160, the Company will adopt the standard in the first quarter of fiscal 2010 via retrospective application of the presentation and disclosure requirements. The Company does not expect the adoption of SFAS 160 to have a material effect on the condensed consolidated financial statements; however, the effects on future periods will depend on the nature and significance of any noncontrolling interests subject to this statement. The Company does not believe it is subject to noncontrolling interests at the present time.

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

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Principles” (“SFAS 162”). SFAS 162 outlines the order of authority for the sources of accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect SFAS 162 to have an impact on its consolidated financial statements and required disclosures.

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

As of August 31, 2008, the Company’s $84.5 million of long-term investments consisted primarily of investments in U.S. government agency backed AAA rated auction rate securities. From time to time, the Company has also held investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that until recently have been reset every 90 days or less at auction, at which time the securities could also typically be repurchased or sold.

As with all fixed-income instruments and securitized investments, such are subject to interest rate risk and would likely decline in market value if market interest rates increase. However, if market interest rates were to increase immediately and uniformly by 10% from levels at August 31, 2008, the Company estimates that the fair values of these investments would decline by an immaterial amount. Declines in market interest rates would, over time, reduce the Company’s interest income.

In February 2008, the Company began to experience failed auctions on some of its auction rate securities (“ARSs”). Based on the failure rate of these auctions, the frequency and extent of the failures, and due to the lack of liquidity in the current market for the ARSs, the Company determined that the estimated fair value of the ARSs no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of these investments as of August 31, 2008, and recorded an unrealized loss of $2.6 million, (net of tax) related to the temporary impairment of the ARSs, which was included in accumulated other comprehensive income within shareholders’ equity on the condensed consolidated balance sheet.

Assuming all other assumptions disclosed in Part I — Item 1. — Financial Statements in Note 2 of this quarterly report, being equal, an increase or decrease in the liquidity risk premium (i.e. the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the ARSs by approximately $2.2 million.

Equity Price Risk

The Company has no material investments in equity securities of other companies on its Consolidated Balance Sheet as of August 31, 2008.

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

The Company’s most significant foreign subsidiaries, SMSC Japan and SMSC Europe, purchase a significant amount of their products for resale in U.S. dollars, and from time to time have entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. Gains or losses on these contracts are intended to offset the gains or losses recorded for statutory and U.S. GAAP purposes from the remeasurement of certain assets and liabilities from U.S. dollars into local currencies. In fiscal 2008, the Company’s wholly-owned subsidiary in Japan initiated two forward contracts for the delivery of $1.4 million (in exchange for Yen), to cover scheduled payments on intercompany debt due the U.S. parent company. An additional forward contract for the purchase of an additional $0.7 million (in exchange for Yen) was executed during the first six months of fiscal 2009.

Operating activities in Europe include transactions conducted in both euros and U.S. dollars. The euro has been designated as SMSC Europe’s functional currency for its European operations. From time to time, SMSC Europe has entered into foreign currency contracts to minimize the exposure of its U.S. dollar denominated transactions, assets and liabilities to currency exchange rate risk. Gains or losses on these contracts are intended to offset the gains or losses recorded from the remeasurement of certain assets and liabilities from U.S. dollars into euros. No such contracts were executed during fiscal 2008 or during the first six-months of fiscal 2009, and there are no obligations under any such contracts as of August 31, 2008. Gains and losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into euros were not significant during the six-month period ended August 31, 2008.

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

The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of August 31, 2008, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

In April 2008 the Company’s Board of Directors approved an additional purchase of up to one million shares, for a total of up to five million shares, authorized under the common stock repurchase program first initiated in October 1998, on the open market or in private transactions. In the second quarter of fiscal 2009, the Company purchased 219,788 shares of treasury stock at a cost of $6.4 million. As of August 31, 2008 (inclusive), the Company has repurchased a total of 3,998,084 million shares at a cost of $89.8 million.

			Total
			Number of
			Shares	Maximum
	Total		Purchased as	Number of
	Number of	Average	Part of Publicly	Shares that
	Shares	Price per	Announced	may Yet be
Period	Purchased	Share	Plans	Purchased

June 2008	216,788	$29.20	216,788	1,004,916
July 2008	—	$—	—	1,004,916
August 2008	3,000	$26.80	3,000	1,001,916

Total	219,788	$29.17	219,788

Item 3. —	Defaults Upon Senior Securities

None.

Item 4. —	Submission of Matters to a Vote of Security Holders

On July 10, 2008 the Company held its annual meeting of stockholders. Messrs. Steven J. Bilodeau, Peter F. Dicks and Mr. Stephen C. McCluski were elected as directors to serve until the Company’s 2011 annual meeting of stockholders. In addition to the election of directors, the stockholders also voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s registered independent public accounting firm. No other matters were considered at the annual meeting. Set forth below are the numbers of votes cast for, against, withheld and abstentions, for each matter considered at the annual meeting. There were no broker non-votes for any matter considered at the annual meeting.

	For	Against	Withheld	Abstentions

Election of Steven J. Bilodeau	19,814,115		710,350
Election of Peter F. Dicks	19,773,357		751,108
Election of Stephen C. McCluski	20,326,079		198,386
Proposal to ratify the appointment of
PricewaterhouseCoopers LLP as the Company’s registered independent public accounting firm	20,497,833	23,165		3,467

Item 5. —	Other Information

None.

Item 6. —	Exhibits

10	.1*	—	Indemnity Agreement made as of July 10, 2008 between Standard Microsystems Corporation and Stephen C. McCluski incorporated by reference to the standard form of indemnity agreement filed as Exhibit 10.1 to the Company’s Form 8-k filed on November 23, 2005.
10	.2*	—	Employment Agreement made as of October 1, 2008 between Standard Microsystems Corporation and Christine King incorporated by reference to Exhibit 10.1 to the Company’s Form 8-k filed on October 3, 2008.
10	.3*	—	Indemnity Agreement made as of October 20, 2008 between Standard Microsystems Corporation and Christine King incorporated by reference to the standard form of indemnity agreement filed as Exhibit 10.1 to the Company’s Form 8-k filed on November 23, 2005.
10	.4*	—	Standard Microsystems Corporation Plan for Deferred Compensation in Common Stock for Outside Directors as amended on September 11, 2008.
31.1		—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD MICROSYSTEMS CORPORATION

By:	/s/ Joseph S. Durko
(Signature)
Joseph S. Durko
Vice President, Corporate Controller and
Chief Accounting Officer
(Principal Financial Officer)

Date: October 3, 2008

EXHIBIT INDEX

Exhibit
No.			Description

10	.1*	—	Indemnity Agreement made as of July 10, 2008 between Standard Microsystems Corporation and Stephen C. McCluski incorporated by reference to the standard form of indemnity agreement filed as Exhibit 10.1 to the Company’s Form 8-k filed on November 23, 2005.
10	.2*	—	Employment Agreement made as of October 1, 2008 between Standard Microsystems Corporation and Christine King incorporated by reference to Exhibit 10.1 to the Company’s Form 8-k filed on October 3, 2008.
10	.3*	—	Indemnity Agreement made as of October 20, 2008 between Standard Microsystems Corporation and Christine King incorporated by reference to the standard form of indemnity agreement filed as Exhibit 10.1 to the Company’s Form 8-k filed on November 23, 2005.
10	.4*	—	Standard Microsystems Corporation Plan for Deferred Compensation in Common Stock for Outside Directors as amended on September 11, 2008.
31.1		—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	indicates a management or compensatory plan or arrangement.