Form 10-Q
period 2008-11-30
STANDARD MICROSYSTEMS CORP
filed 2009-01-08
CIK 93384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-7422

STANDARD MICROSYSTEMS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-2234952
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

80 Arkay Drive, Hauppauge, New York	11788-3728
(Address of Principal Executive Offices)	(Zip Code)

(631) 435-6000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2008 there were 21,897,789 shares of the registrant’s common stock outstanding.

STANDARD MICROSYSTEMS CORPORATION

i

PART I

Item 1. — Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	November 30, 2008	February 29, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,198	$61,641
Accounts receivable, net	44,310	52,877
Inventories	58,233	58,885
Deferred income taxes	13,873	16,347
Other current assets	10,599	8,566
Total current assets	226,213	198,316
Property, plant and equipment, net	62,553	60,547
Goodwill	96,978	105,463
Intangible assets, net	28,890	36,930
Long-term investments	77,406	124,469
Deferred income taxes	12,155	10,464
Other assets	3,603	3,287
Total assets	$507,798	$539,476
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,145	$29,700
Deferred income on shipments to distributors	15,964	20,766
Accrued expenses, income taxes and other liabilities	26,815	29,001
Total current liabilities	68,924	79,467
Deferred income taxes	6,108	7,928
Other liabilities	14,019	15,992
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	2,639	2,619
Additional paid-in capital	323,210	312,499
Retained earnings	196,285	174,051
Treasury stock, at cost	(101,199)	(72,652)
Accumulated other comprehensive (loss) income	(2,188)	19,572
Total shareholders’ equity	418,747	436,089
Total liabilities and shareholders’ equity	$507,798	$539,476

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Product sales	$81,243	$101,653	$265,167	$274,603
Intellectual property revenues	3,025	3,025	9,088	9,144
	84,268	104,678	274,255	283,747
Costs and expenses:
Costs of goods sold (exclusive of amortization shown below)	39,994	49,441	130,773	136,171
Research and development	17,110	18,570	53,473	54,751
Selling, general and administrative	19,825	20,737	64,609	62,600
Amortization of intangible assets	1,507	1,694	4,802	4,987
Income from operations	5,832	14,236	20,598	25,238
Interest income	1,581	2,039	4,406	5,105
Interest expense	(72)	(98)	(167)	(272)
Other income (expense), net	2,011	(1,563)	2,858	(1,279)
Income before provision for income taxes	9,352	14,614	27,695	28,792
Provision for income taxes	299	5,906	5,461	7,601
Net income	$9,053	$8,708	$22,234	$21,191
Basic net income per share:	$0.41	$0.38	$1.00	$0.92
Diluted net income per share:	$0.41	$0.36	$0.99	$0.89
Weighted average common shares outstanding:
Basic	21,937	23,041	22,181	22,959
Diluted	22,221	23,878	22,543	23,714

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended November 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$22,234	$21,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,038	15,032
Foreign exchange gains	(624)	(425)
Excess tax benefits from stock-based compensation	(417)	(2,780)
Stock-based compensation	6,566	10,688
Deferred income taxes	222	1,494
Deferred income on shipments to distributors	(4,802)	4,422
Sales returns and allowances	(16)	229
Changes in operating assets and liabilities:
Accounts receivable	8,025	(6,589)
Inventories	(784)	4,920
Accounts payable, accrued expenses and other liabilities	(4,452)	705
Income taxes payable	(1,408)	(1,284)
Other changes, net	(1,298)	2,042
Net cash provided by operating activities	39,283	49,645
Cash flows from investing activities:
Capital expenditures	(11,792)	(11,443)
Purchases of investments	(125,870)	(528,771)
Sales of investments	165,745	499,605
Net cash provided by (used in) investing activities	28,083	(40,609)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation	417	2,780
Proceeds from issuance of common stock	2,843	17,238
Purchases of treasury stock	(28,548)	(27,232)
Repayments of obligations under capital leases and notes payable	(2,125)	(1,854)
Net cash used in financing activities	(27,413)	(9,068)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,396)	1,468
Net increase in cash and cash equivalents	37,557	1,436
Cash and cash equivalents at beginning of period	61,641	36,255
Cash and cash equivalents at end of period	$99,198	$37,691

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial information of Standard Microsystems Corporation and subsidiaries (“SMSC” or the “Company”) has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and reflects all adjustments, consisting only of normal recurring adjustments, which in management’s opinion are necessary to state fairly the Company’s financial position as of November 30, 2008, results of operations for the three and nine-month periods ended November 30, 2008 and 2007 and cash flows for the nine-month periods ended November 30, 2008 and 2007. The February 29, 2008 balance sheet information has been derived from audited financial statements, but does not include all information or disclosures necessary as required by U.S. GAAP.

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

Certain items in the prior years’ consolidated financial statements have been reclassified or revised to conform to the fiscal 2009 presentation. Specifically, the Company reclassified deferred income taxes of $1.2 million from current to long term assets for the period ended February 29, 2008. In addition, the Company reclassified and revised certain components of the Condensed Consolidated Statement of Cash Flows for the nine-months ended November 30, 2007 to conform to the current presentation.

Operating results for the nine month period ended November 30, 2008 include approximately $0.4 million of stock-based compensation expense relating to prior periods amending the method of amortization for deferred compensation relating to certain restricted stock awards (“RSAs”) granted between March 1, 2006 and May 31, 2008.

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measurement of fair value and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s current fiscal year), except as amended by FASB Staff Position (“FSP”)

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies  – (continued)

SFAS 157-2 which is effective for fiscal years beginning after November 15, 2008 (SMSC’s fiscal year beginning March 1, 2009, or fiscal 2010). FSP SFAS 157-2 allows partial adoption relating to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring basis.

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

SFAS 157 requires disclosure regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The following table summarizes the composition of the Company’s investments at November 30, 2008 and February 29, 2008 (in thousands):

November 30, 2008	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classification on Balance Sheet
					Short-Term Investments	Long-Term Investments
Equity Securities	$143	$—	$(78)	$65	$—	$65
Auction Rate Securities	84,500	—	(7,159)	77,341	—	77,341
Money Market Funds	82,474	—	—	82,474	—	—
	$167,117	$—	$(7,237)	$159,880	$—	$77,406

February 29, 2008	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classification on Balance Sheet
					Short-Term Investments	Long-Term Investments
Equity Securities	$143	$2	$(51)	$94	$—	$94
Auction Rate Securities	124,375	—	—	124,375	—	124,375
Money Market Funds	47,405	—	—	47,405	—	—
	$171,923	$2	$(51)	$171,874	$—	$124,469

The Company classifies all marketable debt and equity securities with remaining contractual maturities of greater than one year as long-term investments. As of November 30, 2008 the Company held approximately $77.3 million of investments in auction rate securities (“ARS”) with maturities ranging from two to thirty

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies  – (continued)

three years, all classified as available-for-sale. ARS are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process. As of November 30, 2008, 100% of the Company’s ARS were “AAA” rated by one or more of the major credit rating agencies.

The cost basis and fair values of available-for-sale auction rate securities at November 30, 2008 by contractual maturity are shown below (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due in one year through five years	16,000	15,048
Due in five years through ten years	8,000	7,353
Due in ten through twenty years	17,400	15,723
Due in over twenty years	43,100	39,217
Total	$84,500	$77,341

Expected maturities of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

The following table details the fair value measurements within the three levels of the fair value hierarchy of the Company’s financial assets, including investments, equity securities, cash surrender value of life insurance policies, and liabilities, (foreign exchange contracts) at November 30, 2008 (in thousands):

	Total Fair Value at 11/30/2008	Fair Value Measurements at Report Date Using
		Level 1	Level 2	Level 3
Assets:
Equity Securities	$65	$65	$—	$—
Auction rate securities	77,341	—	8,250	69,091
Money market funds	82,474	82,474	—	—
Other assets-cash surrender value	1,603	—	1,603	—
Total Assets:	$161,483	$82,539	$9,853	$69,091
Liabilities:
Accrued expenses-Foreign exchange contracts	$(1,721)	$—	$(1,721)	$—
Total Liabilities:	$(1,721)	$—	$(1,721)	$—
Net	$159,762	$82,539	$8,132	$69,091

At November 30, 2008, the Company grouped money market funds and equity securities using a Level 1 valuation because market prices are readily available. Level 2 financial assets and liabilities represent the fair value of ARS to be redeemed subsequent to the reporting date, cash surrender value of life insurance policies and liabilities for foreign exchange contracts that were based on observable market data obtained directly from brokers. At November 30, 2008, the assets grouped for Level 3 valuation primarily were the remaining ARS consisting of AAA rated securities mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($14.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1. The Company used a trinomial discount model to estimate the fair value of the Level 3 ARS as of November 30, 2008.

The table below includes a roll forward of the Company’s investments in ARS for the three and nine month periods ended November 30, 2008, and the reclassification of these investments in the hierarchy. When

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies  – (continued)

a determination is made to classify a financial instrument within Level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may include observable components.

The following table reflects the activity for the Company’s major classes of assets measured at fair value using Level 3 inputs (in thousands):

	Three Months Ended November 30, 2008	Nine Months Ended November 30, 2008
Balance at beginning of period	$81,812	$124,375
Transfers out to level 2 (Auction Rate Securities with market inputs)	(8,250)	(37,225)
Transfers into level 3	—	14,100
Sales of Level 3 investments	—	(25,000)
Total gains and losses:	—	—
Included in earnings (realized)	—	—
Unrealized losses included in accumulated other comprehensive income	(4,471)	(7,159)
Balance as of November 30, 2008	$69,091	$69,091

All investments in ARS were considered Level 3 investments as of the date of adoption of SFAS 157. The auction rate preferred securities were reclassified as Level 2 financial assets in the first quarter of fiscal 2009. However, during the second quarter of fiscal 2009, the issuer revised its original plan to restructure these securities and therefore the Company was required to revalue these as Level 3 financial assets, estimating the fair value of all ARS based on a discounted cash flow basis.

Historically, the carrying value (par value) of the ARS approximated fair market value due to the frequent resetting of variable interest rates. Beginning in February 2008, however, the auctions for ARS began to fail and were largely unsuccessful. As a result, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. The types of auction rate securities generally held by the Company have historically traded at par and are callable at par at the option of the issuer.

The par (invested principal) value of the ARS associated with these failed auctions will not be accessible to the Company until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to these liquidity issues, the Company performed a valuation analysis to determine the estimated fair value of these investments. The fair value of these investments is based on a trinomial discount model. This model considers the probability of three potential occurrences for each auction event through the maturity date of the security. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include, but are not limited to, the security’s collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each security is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model.

As a result, as of November 30, 2008, the Company recorded an estimated cumulative unrealized loss of $7.1 million, net of tax, related to the temporary impairment of the ARS, which was included in accumulated other comprehensive income within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuer. The Company continues to liquidate investments in auction rate securities

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies  – (continued)

as opportunities arise. In the nine-months ended November 30, 2008, $39.9 million of such investments were liquidated at par in connection with issuer calls. Subsequent to November 30, 2008, an additional $8.3 million in auction rate securities were liquidated at par in connection with issuer calls. The Company does not believe it will be necessary to access these investments to support current working capital requirements. However, the Company may be required to record additional unrealized losses in other comprehensive income in future periods based on then current facts and circumstances. Further, if the credit rating of the security issuers deteriorates, or if active markets for such securities are not reestablished, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the consolidated income statement, and any such impairment adjustments may be material.

3. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS No. 141 “Business Combinations”. SFAS 141R is broader in scope than SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R retains the fundamental requirements of the original pronouncement that the purchase method be used for all business combinations. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141R also requires that acquisition-related costs be recognized as incurred. SFAS 141R is effective for fiscal years beginning after December 15, 2008 (SMSC’s fiscal year beginning March 1, 2009), and the Company will adopt the standard in the first quarter of fiscal 2010. The effects on future periods in regards to this statement and the effects of the related adoption provisions will depend on the nature and significance of any business combinations subject to this statement.

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

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Principles” (“SFAS 162”). SFAS 162 outlines the order of authority for the sources of accounting principles. SFAS 162

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Recent Accounting Pronouncements  – (continued)

is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect SFAS 162 to have an impact on its consolidated financial statements and required disclosures.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In particular, it provides additional guidance on (a) how the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist, (b) how available observable inputs in a market that is not active should be considered when measuring fair value, and (c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The Company evaluated this FSP and concluded that its considerations in determining the fair value of the Company’s financial assets when the market for them is not active is consistent with the FSP’s guidance.

4. Comprehensive Income

The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on investments classified as available-for-sale, and changes in minimum pension liability adjustments.

The components of the Company’s comprehensive income for the three and nine-month periods ended November 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
Net income	$9,053	$8,708	$22,234	$21,191
Other comprehensive income:
Change in foreign currency translation adjustments	(12,518)	8,577	(14,854)	11,546
Change in unrealized (loss) gain on investments, net of taxes	(4,491)	9	(7,098)	15
Change in minimum pension liability adjustment, net of taxes	40	47	193	140
Total comprehensive (loss) income	$(7,916)	$17,341	$475	$32,892

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Comprehensive Income  – (continued)

The components of the Company’s accumulated other comprehensive income as of November 30, 2008 and February 29, 2008, net of taxes, were as follows (in thousands):

	November 30, 2008	February 29, 2008
Unrealized losses on investments	$(7,111)	$(13)
Foreign currency items	4,583	19,437
Minimum pension liability adjustment	340	148
Total accumulated other comprehensive (loss) income	$(2,188)	$19,572

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

The shares used in calculating basic and diluted net income per share for the Condensed Consolidated Income Statements included within this report are reconciled as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
Average shares outstanding for basic net income per share	21,937	23,041	22,181	22,959
Dilutive effect of stock options and unvested restricted stock awards	284	837	362	755
Average shares outstanding for diluted net income per share	22,221	23,878	22,543	23,714

Options covering 1.8 million and a negligible amount of shares for the three month periods ended November 30, 2008 and 2007, respectively, and 1.2 million and 0.2 million for the nine-month periods ended November 30, 2008 and 2007, respectively, were excluded from the computation of average shares outstanding for diluted net income per share because their effect was antidilutive.

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

7. Goodwill and Intangible Assets

The Company’s March 2005 acquisition of OASIS SiliconSystems Holding AG and subsidiaries (“OASIS”) included the acquisition of $42.9 million of finite-lived intangible assets, an indefinite-lived trademark of $5.4 million, and goodwill of $67.8 million. The Company’s June 2002 acquisition of Tucson,

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Goodwill and Intangible Assets  – (continued)

Arizona-based Gain Technology Corporation included the acquisition of $7.1 million of finite-lived intangible assets and $29.4 million of goodwill, after adjustments.

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized, but is tested for impairment in value at least annually, or when events or circumstances indicate possible impairment in value. The Company performs an annual goodwill impairment review during the fourth quarter of each fiscal year, and completed its most recent annual review during the fourth quarter of fiscal 2008; no impairment in value was identified. Further, the Company has considered whether or not events or circumstances in interim periods may indicate that it is more likely than not that impairment exists, including recent trends in the Company’s share price and market capitalization, cash flow and operating performance to date. Based on these factors and other relevant considerations, the Company concluded that testing for impairment between annual tests was not warranted. The Company is currently preparing for its annual goodwill impairment review for the current fiscal year. While such review has not yet been completed, current economic conditions may likely impact the assessment of recoverability of the carrying value of goodwill. Resulting impairment charges, if any, could be material to the Company’s financial position and future results of operations.

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

Intangible assets that are denominated in a functional currency other than the U.S. dollar have been translated into U.S. dollars using the exchange rate in effect on the reporting date. As of November 30, 2008 and February 29, 2008, the Company’s goodwill was $97.0 million and $105.5 million, respectively. The decrease in goodwill is solely attributable to fluctuations in foreign exchange rates. As of November 30, 2008 and February 29, 2008, the Company’s identifiable intangible assets consisted of the following (in thousands):

	November 30, 2008		February 29, 2008
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Purchased technologies	$38,425	$20,959	$41,175	$18,680
Customer relationships and contracts	10,733	4,982	12,396	4,588
Other	720	439	812	435
Total – finite-lived intangible assets	49,878	26,380	54,383	23,703
Trademark	5,392	—	6,250	—
	$55,270	$26,380	$60,633	$23,703

Total amortization expense recorded for finite-lived intangible assets was approximately $1.5 million and $1.7 million for the three month periods ended November 30, 2008 and 2007, respectively, and $4.8 and $5.0 million in nine-month periods ended November 30, 2008 and 2007, respectively.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Goodwill and Intangible Assets  – (continued)

Estimated future finite-lived intangible asset amortization expense for the remainder of fiscal 2009 and thereafter is as follows (in thousands):

Period	Amount
Remainder of fiscal 2009	$1,361
Fiscal 2010	$5,432
Fiscal 2011	$5,409
Fiscal 2012	$5,392
Fiscal 2013	$5,364
Fiscal 2014 and thereafter	$540

8. Other Balance Sheet Data

Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

	November 30, 2008	February 29, 2008
Raw materials	$1,370	$1,140
Work-in-process	21,703	25,045
Finished goods	35,160	32,700
	$58,233	$58,885

Property, plant and equipment (in thousands):

	November 30, 2008	February 29, 2008
Land	$578	$578
Buildings and improvements	35,732	32,885
Machinery and equipment	127,794	119,587
	164,104	153,050
Less: accumulated depreciation	(101,551)	(92,503)
	$62,553	$60,547

Accrued expenses, income taxes and other current liabilities (in thousands):

	November 30, 2008	February 29, 2008
Compensation, incentives and benefits	$11,504	$11,881
Stock appreciation rights	3,119	4,507
Supplier financing – current portion	3,133	2,780
Foreign exchange contracts payable	1,722	1,369
Other	7,337	8,464
	$26,815	$29,001

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Other Balance Sheet Data  – (continued)

Other liabilities (in thousands):

	November 30, 2008	February 29, 2008
Retirement benefits	$7,410	$7,670
Income taxes	4,398	4,313
Supplier financing – long-term portion	2,048	3,897
Other	163	112
	$14,019	$15,992

9. Deferred Income on Shipments to Distributors

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

Deferred income on shipments to distributors consists of the following (in thousands):

	November 30, 2008	February 29, 2008
Deferred Sales Revenue	$22,469	$25,277
Deferred COGS	(4,484)	(5,173)
Provisions for Sales Returns	958	662
Distributor Advances on Price Allowances	(2,979)	—
	$15,964	$20,766

10. Common Stock Repurchase Program

In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional one million shares, for a total of up to five million shares authorized under the common stock repurchase program first initiated in October 1998. Shares may be repurchased by the Company on the open market or in private transactions. In the third quarter of fiscal 2009, the Company repurchased 497,000 shares of treasury stock at an aggregate cost of $11.4 million. For the nine-month period ended November 30, 2008 the Company repurchased 1,084,089 shares of treasury stock at an aggregate cost of $28.5 million. As of November 30, 2008 (inclusive), the Company has repurchased a total of 4,495,084 shares at an aggregate cost of $101.2 million.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Other Income (Expense), Net

The components of the Company’s other income (expense) for the three and nine-month periods ended November 30, 2008 and 2007, respectively, consisted of the following (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
Realized and unrealized foreign currency transaction gains (losses)	$1,935	$(1,641)	$2,679	$(1,767)
Gains on disposal of property	40	—	42	1
Other miscellaneous income	36	78	137	487
	$2,011	$(1,563)	$2,858	$(1,279)

12. Income Taxes

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

The Company increased its reserves for liabilities for uncertain tax positions for the three month period ended November 30, 2008 by $0.6 million and by approximately $0.7 million for the nine month period ended November 30, 2008, in connection with deductions expected to be taken in its fiscal 2009 U.S. federal income tax return. Substantially all such unrecognized tax benefits would be recorded as part of the provision for income taxes if realized in future periods. In the prior quarter ended August 31, 2008, the Company also decreased its reserves for uncertain tax positions by $0.4 million as a result of the close of the current audits. At this time, the Company does not currently anticipate that liabilities for uncertain tax positions will significantly increase or decrease on or prior to November 30, 2009, and all liabilities for uncertain tax positions are classified as long term and included in Other Liabilities in the condensed consolidated balance sheet.

The Company will continue its policy of including interest and penalties related to unrecognized tax benefits within the provision for income taxes in the condensed consolidated statements of income. For the three and nine month periods ended November 30, 2008, the Company provided $0.1 million incremental amount for interest and penalties. As a result of the completion of certain income tax audits in the second quarter of fiscal 2009, the Company reversed approximately $0.3 million of interest and penalties accrued in respect of prior periods.

The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2006 (in the case of certain foreign tax returns, calendar year 2002).

13. Business Restructuring

In December 2001, the Company announced a restructuring plan for its exit from the PC chipset business. The Company carried a reserve related to this restructuring for future payments against previously reserved non-cancelable lease obligations, which continued through their respective lease terms through August 2008, at which date it was fully paid.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Benefit and Incentive Plans (Including Share-Based Payments)

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

The following table summarizes the compensation expense for Stock Options, RSAs and SARs at fair value as measured per the provisions of SFAS No. 123R (revised 2004), Share-Based Payments (“SFAS 123R”) included in our condensed consolidated income statements (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
Costs of goods sold	$(151)	$475	$630	$1,530
Research and development	(510)	2,955	1,904	6,999
Selling, general and administrative	(627)	1,772	4,502	8,065
Stock-based compensation (benefit) expense under SFAS 123R, before income tax (provision) benefit	(1,288)	5,202	7,036	16,594
Tax (provision) benefit	(464)	1,873	2,533	5,974
Stock-based compensation (benefit) expense under SFAS 123R, after income tax (provision) benefit	$(824)	$3,329	$4,503	$10,620

Employee and Director Stock Option Plans

Under the Company’s various stock option plans, the Compensation Committee of the Board of Directors is authorized to grant options to purchase shares of common stock. The purpose of these plans is to promote the interests of the Company and its shareholders by providing officers, directors and key employees with additional incentives and the opportunity, through stock ownership, to better align their interests with the Company’s and enhance their personal interest in its continued success. Options under inducement plans may only be offered to new employees. Options are granted at prices not less than the fair market value on the date of grant. As of November 30, 2008, 603,356 shares of common stock were available for future grants of stock options (as adjusted for the most recent plan amendment, effective April 30, 2008), of which 520,983 shares can also be issued as RSAs. The grant date fair values of Stock Options are recorded as compensation expense ratably over the vesting period of each award, as adjusted for forfeitures of unvested awards. Stock Options generally vest over four or five-year periods, and expire no later than ten years from the date of grant.

Stock option plan activity for the nine-months ended November 30, 2008 is summarized below (shares in thousands):

	Fiscal 2009 Shares	Weighted Average Exercise Prices Per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding, March 1, 2008	3,413	$22.58
Granted	513	$22.41
Exercised	(142)	$20.02
Canceled, forfeited or expired	(158)	$24.18
Options outstanding, November 30, 2008	3,626	$22.58	6.3	$779,732
Options exercisable, November 30, 2008	1,962	$20.75	4.8	$726,456

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Benefit and Incentive Plans (Including Share-Based Payments)  – (continued)

The total remaining unrecognized compensation cost related to SMSC’s employee and director stock option plans is $18.0 million as of November 30, 2008. The weighted-average period over which the cost is expected to be recognized is 1.08 years.

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

The weighted-average fair values per share of stock options granted in connection with the Company’s stock plans have been estimated utilizing the following assumptions:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
Dividend yield	—	—	—	—
Expected volatility	49%	52%	49%	52%
Risk-free interest rates	2.13%	3.59%	2.13 – 3.07%	3.59 – 4.59%
Expected lives (in years)	4.88	4.46	4.88	4.46

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

Restricted stock activity for the nine-months ended November 30, 2008 is set forth below (shares in thousands):

	Number of Shares	Average Grant-Date Fair Value
Restricted stock shares outstanding, March 1, 2008	210	$27.76
Granted	70	$25.84
Canceled or expired	(15)	$30.76
Vested	(92)	$22.36
Restricted stock shares outstanding, November 30, 2008	173	$29.60

The total unrecognized compensation cost related to SMSC’s restricted stock plans is $3.3 million as of November 30, 2008. The weighted-average period over which the cost is expected to be recognized is 1.41 years.

Stock Appreciation Rights Plans

In September 2004 and September 2006, the Company’s Board of Directors approved Stock Appreciation Rights Plans (the “2004 SARs Plan” and the “2006 SARs Plan”, collectively the “SARs Plans”), the purpose of which are to attract, retain, reward and motivate employees and consultants to promote the Company’s

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Benefit and Incentive Plans (Including Share-Based Payments)  – (continued)

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

Activity under the Stock Appreciation Rights Plans for the nine-months ended November 30, 2008 is set forth below (shares in thousands):

	Fiscal 2009 Shares	Weighted Average Exercise Prices Per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value
SARs outstanding, March 1, 2008	2,711	$27.66
Granted	1,150	$27.72
Exercised	(61)	$24.02
Canceled or expired	(53)	$29.40
SARs outstanding, November 30, 2008	3,747	$27.71	8.00	$17,920
SARs exercisable, November 30, 2008	1,328	$25.54	6.94	$7,680

The total unrecognized compensation cost related to SMSC’s SARs Plans is $5.0 million as of November 30, 2008. The weighted-average period over which the cost is expected to be recognized is 1.92 years.

The weighted-average fair values per share of stock appreciation rights granted in connection with the Company’s SARs Plans have been estimated utilizing the following assumptions:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
Dividend yield	—	—	—	—
Expected volatility	49%	52%	49%	52%
Risk-free interest rates	0.81 – 2.11%	3.34 – 3.54%	0.81 – 3.07%	3.34 – 4.87%
Expected lives (in years)	0.71 – 4.82	1.29 – 4.40	0.71 – 4.84	1.29 – 4.44

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Benefit and Incentive Plans (Including Share-Based Payments)  – (continued)

The following table sets forth the components of the consolidated net periodic pension expense for the three and nine-month periods ended November 30, 2008 and 2007, respectively (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
Components of net periodic benefit costs:
Service cost – benefits earned during the period	$(28)	$145	$403	$420
Service cost – benefits forfeited during the period	—	—	(140)	—
Interest cost on projected benefit obligations	105	87	315	261
Amortization of net obligation	61	65	184	195
Net periodic pension expense	$138	$297	$762	$876

	November 30, 2008	February 29, 2008
Amounts recognized in accumulated other comprehensive income:
Transition obligation	$62	$246
Net income	(583)	(583)
Prior service cost	—	—
Total amount recognized in accumulated other comprehensive income	$(521)	$(337)

Annual benefit payments under these plans are expected to be approximately $0.6 million in fiscal 2009.

Additionally, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing benefits under the Supplemental Executive Retirement Plan.

15. Commitments and Contingencies

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

15. Commitments and Contingencies  – (continued)

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

16. Supplemental Cash Flow Disclosures

The Company acquired software and other tools used in product design through long-term financing provided by suppliers. The Company had $5.2 million and $4.1 of outstanding balances due under such arrangements as of November 30, 2008 and 2007, respectively. During fiscal 2009 the Company acquired $0.6 million of software through supplier provided financing. None was acquired in the nine-month period ended November 30, 2007. The Company made cash payments in respect of obligations under supplier financing arrangements of $2.1 million and $1.9 million for the nine-month periods ended November 30, 2008 and 2007, respectively. The Company made cash payments for federal, state and foreign income taxes payable of $5.6 million and $4.1 million for the nine-month periods ending November 30, 2008 and 2007, respectively.

17. Operating Segment Information

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

18. Transition Services and Executive Employment Agreements

On June 3, 2008, the Company entered into a transition services agreement with the former Chief Executive Officer (“CEO”) with regard to his pending retirement which provided for an orderly transition as a search was conducted for a successor. Pursuant to the terms of this agreement, the former CEO remained in this position until October 20, 2008. In addition, the former CEO will continue to be employed by the Company as a non-operating executive through February 10, 2009, and thereafter continue to serve as Chairman of the Board of Directors.

In partial consideration and as more fully described in the transition services agreement, the Company has agreed that all restricted shares held by the former CEO as of his employment termination date (anticipated to be February 10, 2009) shall fully vest. This provision was treated as a modification of existing share-based payment awards, pursuant to SFAS 123R. Such restricted shares subject to accelerated vesting were remeasured at fair value as of the date of the transition services agreement, and compensation expense of $0.6 million (as remeasured) associated with such awards will be recognized over the CEO’s remaining service period as therein defined (i.e. through February 10, 2009). During the three months ended November 30, 2008 the Company amortized $0.3 million of such awards.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18. Transition Services and Executive Employment Agreements  – (continued)

On October 1, 2008, the Company entered into an employment agreement with Ms. Christine King, its current President and Chief Executive Officer. This agreement provides for a lump sum cash payment equal to the difference between $2.1 million and the amount Ms. King realizes from the sale of her current residence in Pocatello, Idaho, as adjusted for personal income tax effects. During the three months ended November 30, 2008, the Company accrued $1.0 million for this liability.

19. Subsequent Event

The Company announced on December 10, 2008 the appointment of Kris Sennesael as Vice President and Chief Financial Officer of SMSC, effective January 5, 2009. Mr. Sennesael is not currently acting as the Company’s Principal Financial Officer, but will be acting as Principal Financial Officer after this filing and for all future filings.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended November 30, 2008

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

Further information regarding these policies appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, as filed with the SEC on April 29, 2008. During the nine-month period ended November 30, 2008, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies, except as further described in Part I —  Item 1. — Financial Statements — Note 2 of this Quarterly Report regarding the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements (“SFAS 157”).”

Business Outlook

The Company believes that current macroeconomic conditions and corresponding weakness in semiconductor demand will continue in the near term, and will likely have a material adverse impact on the semiconductor market and the Company’s results of operations. The Company currently anticipates that revenues for the fiscal quarter ending February 28, 2009 will be significantly lower than revenues reported for both the three months ended November 30, 2008 and the comparative prior year quarterly period ended February 29, 2008. In addition, intellectual property revenues will decrease by $3.0 million per fiscal quarter, as contractual payments from Intel Corporation expired in the current quarter. This will also have the effect of increasing the Company’s cost of goods sold as a percentage of revenues in future periods. The current economic environment and related events may also have an impact on the carrying value of long-lived assets, including goodwill and other indefinite-lived assets, which may not be fully recoverable. See Part I — Item 1. — Financial Statements — Note 7 for further discussion. Resulting impairment charges, if any, may be material to the Company’s financial position and future results of operations.

In response to the current market conditions, the Company may consider certain restructuring actions, as well as significant cutbacks in operating and capital expenditures, to more efficiently respond to this environment.

Results of Operations

Overview

Current macroeconomic conditions have adversely impacted the semiconductor market and the Company’s current results of operations. Sales and revenues for the three months ended November 30, 2008 were $84.3 million, a decrease of 13.3% sequentially from the prior fiscal quarter and 19.5% versus the comparable prior year period. Despite the fact that the Company’s fiscal third quarter is typically a seasonally strong period, revenue was down due to global economic conditions and a significant industry-wide correction in PC market inventories.

Operating margin was 6.9% in the third quarter fiscal 2009, compared to 10.3% in the previous quarter and 13.6% for the third quarter of fiscal 2008. The decline in operating margin was primarily attributable to the decrease in sales, increases in inventory obsolescence charges and certain executive transition expenses, partially offset by a significant reduction in stock-based compensation expense. Net stock-based compensation charges reflect the decrease in fair value of stock appreciation rights (“SAR”) resulting primarily from the recent decline in the Company’s stock price.

Net income for third quarter of fiscal 2009 was $9.1 million, compared to net income of $8.7 million for the prior year. This improvement was primarily due to the benefit of favorable foreign exchange rates during the quarter, the decrease in stock based compensation charges and a decrease in the provision for taxes due to the extension of U.S. income tax credits related to qualified research and development expenditures in the current quarter.

Sales and Revenues

The Company’s sales and revenues for the three months ended November 30, 2008 were $84.3 million, consisting of $81.2 million of product sales and $3.0 million of intellectual property revenues. For the three months ended November 30, 2007 sales and revenues were $104.7 million, consisting of $101.7 million of product sales and $3.0 million of intellectual property revenues. The decrease of $20.4 million or 19.5% overall was a result of general economic conditions, which impacted mobile and desktop products sales in particular. Networking products also showed a decline in sales compared to the same quarter last year. In addition, sales of automotive infotainment systems (“AIS”) products continued to decline from late in the second quarter into the third quarter of fiscal 2009 due to overall automotive industry conditions. The impact of lower mobile, desktop, networking and automotive products sales was offset slightly by growth in high performance analog (“HPA”) products. The Company’s HPA products address applications such as “smart” phones, mobile PCs and personal navigation systems, further expanding the Company’s presence on these consumer electronics product platforms.

The Company’s sales and revenues for the nine-months ended November 30, 2008 were $274.3 million, consisting of $265.2 million of product sales and $9.1 million of intellectual property revenues. For the nine-months ended November 30, 2007 sales and revenues were $283.7 million, consisting of $274.6 million of product sales and $9.1 million of intellectual property revenues. The decrease of $9.5 million or 3.3% overall came primarily from significant declines in mobile and desktop sales, partially offset by considerable growth in HPA products compared to the nine months ended November 30, 2007.

Costs of Goods Sold

Costs of goods sold for the fiscal quarter ended November 30, 2008 totaled $40.0 million, or 47.5% of sales and revenues, as compared to $49.4 million, or 47.2% of sales and revenues, in the prior comparable fiscal quarter. Excluding intellectual property revenues, costs of goods sold were 49.2% of product sales in the current year period compared to 48.6% in the same period last year. The 0.6% increase in costs of goods sold on a percentage basis (excluding intellectual property revenues) in the current-year period compared to the prior-year results is primarily the result of a significant increase in inventory obsolescence and unabsorbed overhead due to a downturn in global demand as a result of the current economic situation. These increased costs were partially offset by the continuing favorable shift in product mix from lower margin computing products to higher margin consumer electronics products and a decrease in stock based compensation charges. Stock based compensation credits pursuant to SFAS 123R of $0.2 million are included in the current quarterly period, compared to $0.5 million of charges in the three month period ended November 30, 2007.

Costs of goods sold for the nine-month period ended November 30, 2008 totaled $130.8 million, or 47.7% of sales and revenues, as compared to $136.2 million, or 48.0% of sales and revenues in the prior comparable nine-month period. Excluding intellectual property revenues, costs of goods sold were 49.3% of product sales in the current year nine-month period, compared to 49.6% in the same period last year. The 0.3% decrease in costs of goods sold on a percentage basis (excluding intellectual property revenues) in the current-year period compared to the prior-year period is primarily a result of the continuing favorable shift in product mix, ongoing cost reduction and in-house test floor efficiency initiatives, as well as a decrease in stock based compensation charges. These benefits were partially offset by significant inventory obsolescence and unabsorbed overhead charges which took place in the current year. Stock based compensation charges pursuant to SFAS 123R of $0.6 million are included in the nine-month period, compared to $1.5 million of such charges in the nine-month period ended November 30, 2007.

Research and Development Expenses

Research and Development (“R&D”) expenses were $17.1 million, or 20.3% of sales and revenues, for the three months ended November 30, 2008 compared to $18.6 million, or approximately 17.7% of sales and revenues, for the three months ended November 30, 2007. Stock based compensation credits pursuant to SFAS 123R of $0.5 million are included in the current quarterly period as compared to a charge of $3.0 million in the three month period ended November 30, 2007. The decrease in R&D expenses for the quarter was primarily due to a decline in stock based compensation charges, which was partially offset by the effect of increased headcount in R&D personnel, and other direct costs connected to investment in certain new product and technology areas.

R&D expenses were $53.5 million, or 19.5% of sales and revenues, for the nine-months ended November 30, 2008 compared to $54.8 million, or approximately 19.3% of sales and revenues, for the nine-months ended November 30, 2007. Stock based compensation charges pursuant to SFAS 123R of $1.9 million are included in current nine-month period as compared to a charge of $7.0 million in the nine-month period ending November 30, 2007. The decrease in R&D expenses for the current year was primarily due to a decline in stock based compensation charges, which was partially offset by the effect of increased headcount and other R&D expenditures for the period.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $19.8 million, or approximately 23.5% of sales and revenues, for the quarter ended November 30, 2008, compared to $20.7 million, or approximately 19.8% of revenues, for the quarter ended November 30, 2007. Stock based compensation credits pursuant to SFAS 123R of $0.6 million are included in the current quarterly period as compared to a charge of $1.8 million in the three month period ended November 30, 2007. The decrease in SG&A expenses for the quarter was primarily due to a decline in stock based compensation charges, largely offset by executive transition costs associated with the departure and replacement of the CEO and CFO amounting to $1.8 million in the current quarter.

SG&A expenses were $64.6 million, or approximately 23.6% of sales and revenues, for the nine-month period ended November 30, 2008, compared to $62.6 million, or approximately 22.1% of revenues, for the nine-month period ended November 30, 2007. Stock based compensation charges pursuant to SFAS 123R of $4.5 million are included in the current nine-month period as compared to a charge of $8.1 million in the nine-month period ended November 30, 2007. The increase in SG&A expenses for the current year was primarily due to executive transition costs amounting to $2.5 million, as well as additions to headcount, partially offset by a significant decline in stock based compensation charges.

Amortization of Intangible Assets

Amortization expense was $1.5 million and $4.8 million for the three and nine-month periods ended November 30, 2008 representing the amortization of finite-lived intangible assets acquired in the March 2005 OASIS SiliconSystems Holding AG and subsidiaries (“OASIS”) and the June 2002 Gain Technology Corporation (“Gain”) acquisitions. For the three and nine-month periods ended November 30, 2007 the Company recorded $1.7 million and $5.0 million of amortization expense for finite-lived intangible assets acquired in the OASIS transaction and the Gain transaction, respectively. Certain acquired technology assets associated with the Gain acquisition became fully amortized in the quarterly period ended May 31, 2008, accounting for the slight decrease in amortization expense for the three month period ended November 30, 2008 as compared with the comparable prior fiscal quarter.

Interest Income and Expense

The decrease in interest income, from $2.0 million to $1.6 million for the three-month periods ended November 30, 2007 and 2008, respectively, and from $5.1 million to $4.4 million for the nine-month period ended November 30, 2007 and 2008 respectively, is primarily the result of a decrease in the Company’s overall investment in auction rate securities, as the Company continues to liquidate its positions as opportunities arise in response to market conditions. Funds from liquidated auction rate securities investments as well as funds generated through operating activities are currently being invested in high grade money market accounts, at lower average rates of return.

Interest expense was $0.1 million for both three-month periods ended November 30, 2008 and 2007, respectively, and was $0.2 million and $0.3 million for the nine-month periods ended November 30, 2008 and 2007, respectively.

Other Income (Expense)

Other income for the three and nine-month periods ended November 30, 2008 was $2.0 million and $2.9 million, respectively, compared with other expenses for the three and nine-month periods ended November 30, 2007 of $1.6 million and $1.3 million, respectively. Other income and expenses consist primarily of unrealized foreign exchange rate gains and losses from the remeasurement of U.S. dollar based assets and liabilities of our principal international subsidiary operation in Europe. Gains recorded for the three and nine-month periods ended November 30, 2008 were due to the strengthening of the U.S. dollar vs. the euro in the current fiscal year

Other income and expenses for the nine-month period ended November 30, 2007 included a $0.3 million gain related to the sale of a claim against the estate in bankruptcy of one of the Company’s former customers.

Provision for Income Taxes

The Company’s effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses and the impact of tax-exempt income and income tax credits.

The provision for income taxes for the three and nine month periods ended November 30, 2008, was $0.3 million and $5.5 million, or an effective income tax rate of 3.2% against $9.4 million of income before income taxes and an effective income tax rate of 19.7% on $27.7 million of income before income taxes, respectively. The tax provision for the nine month period ended November 30, 2008 included the impact of $1.2 million from tax exempt income, a $0.4 million decrease in reserves for uncertain tax positions in connection with the completion of certain income tax audits, and the related reversal of approximately $0.3 million of interest and penalties accrued in respect of tax exposures attributable to prior periods. Legislation was passed in October, 2008 extending income tax credits related to qualified research and development expenditures in the U.S. incurred through December 31, 2009. The impact of this change through the enactment date was $1.5 million, which was included in the net provision for income taxes for the three and nine months ended November 30, 2008.

The provision for income taxes for the three and nine month periods ended November 30, 2007 was $5.9 million and $7.6 million, respectively, for an effective income tax rate of 40.4% against $14.6 million of income before income taxes and an effective income tax rate of 26.4% on $28.8 million of income before income taxes, respectively. The tax provision for the nine month period ended November 30, 2007 included the impact of $1.2 million from income tax credits, $1.6 million from tax exempt income, a one-time favorable adjustment of approximately $2.1 million relating to the remeasurement of certain deferred tax liabilities based on a reduction in the German corporate tax rate, and the unfavorable impact of out-of-period adjustments related to incentive stock option exercises of $1.4 million.

Liquidity & Capital Resources

The Company currently relies on cash provided by operations and existing working capital resources, which historically have been sufficient to satisfy operating and capital investment requirements.

The Company’s cash and long-term investments (including investments in auction rate securities with maturities in excess of one year) were $176.6 million on November 30, 2008, compared to $186.1 million on February 29, 2008. Treasury stock purchases of $28.5 million, capital expenditures of $11.8 million, and temporary ARS impairment adjustments of $7.1 million (net of tax), partially offset by positive cash flows from operations of $39.3 million, contributed to this decrease. There were no investments classified as short-term as of November 30, 2008 and February 29, 2008.

Working capital increased $38.4 million, or 32.3%, to $157.3 million in the nine-month period ended November 30, 2008, primarily due to the liquidation of $39.9 million in auction rate securities in connection with issuer calls. The overall change in working capital levels was in line with management expectations, given the temporary change in investment strategy for invested capital as noted above.

Operating activities provided $39.2 million of cash during the first nine-months of fiscal 2009, compared to $49.6 million of cash generated during the first nine-months of fiscal 2008. The decrease in operating cash flows primarily reflect substantial decreases in accounts payable and other accrued liabilities, as well as an increase in inventories, partially offset by a significant decrease in accounts receivable, net of the effects of a decrease in deferred income, in the nine-months ended November 30, 2008, as compared to the nine-months ended November 30, 2007.

Investing activities provided $28.1 million of cash during the nine-month period ended November 30, 2008, reflecting a net $39.9 million decrease in long-term investments offset by $11.8 million in capital expenditures. In the fourth quarter of fiscal 2008, the Company ceased investing in auction rate securities, following failures of auctions for such securities that have historically provided high liquidity and maximized interest yields earned on invested capital. Invested capital is now being held in lower yielding, lower risk investments vehicles (primarily, high grade money market accounts). The Company continues to liquidate investments in auction rate securities as opportunities arise. In the nine-months ended November 30, 2008, $39.9 million of such investments were liquidated at par in connection with issuer calls. Subsequent to November 30, 2008, an additional $8.3 million in auction rate securities were liquidated at par in connection with issuer calls.

In the nine-months ended November 30, 2008, given the lack of an active market for auction rate securities (“ARS”), the Company estimated and recorded as a charge to comprehensive income a temporary impairment in fair value of its portfolio of approximately $7.1 million (net of tax). The Company deemed the loss to be temporary because the Company does not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuer at maturity. All redemptions to date have been at par, and an additional $8.3 million in ARS were redeemed at par subsequent to the reporting date. The Company does not believe it will be necessary to access these investments to support current working capital requirements. However, the Company may be required to record additional unrealized losses in other comprehensive income in future periods based on then current facts and circumstances. Further, if the credit rating of the security issuers deteriorates, or if active markets for such securities are not reestablished, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the consolidated income statement, and any such impairment adjustments may be material.

Capital expenditures were slightly higher in the nine-month period ended November 30, 2008 than in the comparable prior year period, as the Company has recently completed a series of planned acquisitions of new test and other related production equipment for its Hauppauge, New York based test facility, and has commenced a series of planned investments in enhanced business systems this fiscal year.

Net cash consumed by financing activities of $27.4 million during the nine-month period ended November 30, 2008, consisted of $28.5 million of repurchased treasury stock and $2.1 million of payments under supplier financing arrangements, partially offset by $2.8 million of proceeds from exercises of stock options and $0.4 million of excess tax benefits from stock-based compensation. During the nine-month period ended November 30, 2007, net cash consumed by financing activities of $9.1 million consisted of $27.2 million of repurchased treasury stock and $1.9 million of payments under supplier financing arrangements, partially offset by $17.2 million of proceeds from exercises of stock options and $2.8 million of excess tax benefits from stock-based compensation.

In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional one million shares, for a total of up to five million shares authorized under the common stock repurchase program first initiated in October 1998. Shares may be repurchased by the Company on the open market or in private transactions. In the nine-months of fiscal 2009, the Company repurchased 1,084,089 shares of treasury stock at an aggregate cost of $28.5 million. Through November 30, 2008 (inclusive), the Company has repurchased a total of 4,495,084 shares at an aggregate cost of $101.2 million.

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

The Company expects that its cash, cash equivalents, and cash flows from operations will be sufficient to finance the Company’s operating and capital requirements for the next twelve months and for the foreseeable future.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS No. 141 “Business Combinations”. SFAS 141R is broader in scope than SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141R also requires that acquisition-related costs be recognized as incurred. SFAS 141R is effective for fiscal years beginning after December 15, 2008 (SMSC’s fiscal year beginning March 1, 2009) and the Company will adopt the standard in the first quarter of fiscal 2010. The effects on future periods in regards to this statement and the effects of the related adoption provisions will depend on the nature and significance of any business combinations subject to this statement.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51” (“SFAS 160”). SFAS 160 requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (SMSC’s fiscal year beginning March 1, 2009, or fiscal 2010). Pursuant to the transition provisions of SFAS No. 160, the Company will adopt the standard in the first quarter of fiscal 2010 via retrospective application of the presentation and disclosure requirements. The Company does not expect the adoption of SFAS 160 to have a material effect on the condensed consolidated financial statements; however, the effects on future periods will depend on the nature and significance of any noncontrolling interests subject to this statement. The Company does not believe it is subject to noncontrolling interests at present at the present time.

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

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In particular, it provides additional guidance on (a) how the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist, (b) how available observable inputs in a market that is not active should be considered when measuring fair value, and (c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The Company evaluated this FSP and concluded that its considerations in determining the fair value of the Company’s financial assets when the market for them is not active is consistent with the FSP’s guidance.

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

As of November 30, 2008, the Company’s $77.4 million of long-term investments consisted primarily of investments in U.S. government agency backed AAA rated auction rate securities. From time to time, the Company has also held investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that until recently have been reset every 90 days or less at auction, at which time the securities could also typically be repurchased or sold.

As with all fixed-income instruments and securitized investments, such are subject to interest rate risk and would likely decline in market value if market interest rates increase. However, if market interest rates were to increase immediately and uniformly by 10% from levels at November 30, 2008, the Company estimates that the fair values of these investments would decline by an immaterial amount. Declines in market interest rates would, over time, reduce the Company’s interest income.

In February 2008, the Company began to experience failed auctions on some of its auction rate securities (“ARS”). Based on the failure rate of these auctions, the frequency and extent of the failures, and due to the lack of liquidity in the current market for the ARS, the Company determined that the estimated fair value of the ARS no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of these investments as of November 30, 2008, and recorded an unrealized loss of $7.1 million, (net of tax) related to the temporary impairment of the ARS, which was included in accumulated other comprehensive income within shareholders’ equity on the condensed consolidated balance sheet.

Assuming all other assumptions disclosed in Part I — Item 1. — Financial Statements in Note 2 of this quarterly report, being equal, an increase or decrease in the liquidity risk premium (i.e. the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the ARS by approximately $1.7 million.

Equity Price Risk

The Company has no material investments in equity securities of other companies on its Consolidated Balance Sheet as of November 30, 2008.

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

The Company’s most significant foreign subsidiaries, SMSC Japan and SMSC Europe, purchase a significant amount of their products for resale in U.S. dollars, and from time to time have entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. Gains or losses on these contracts are intended to offset the gains or losses recorded for statutory and U.S. GAAP purposes from the remeasurement of certain assets and liabilities from U.S. dollars into local currencies. In fiscal 2008, the Company’s wholly-owned subsidiary in Japan initiated two forward contracts for the delivery of $1.4 million (in exchange for Yen), to cover scheduled payments on intercompany debt due the U.S. parent company. An additional forward contract for the purchase of an additional $0.7 million (in exchange for Yen) was executed during the first quarter of fiscal 2009, and one of the contracts purchased in fiscal 2008 for $0.5 million has settled in the current fiscal year.

Operating activities in Europe include transactions conducted in both euros and U.S. dollars. The euro has been designated as SMSC Europe’s functional currency for its European operations. From time to time,

SMSC Europe has entered into foreign currency contracts to minimize the exposure of its U.S. dollar denominated transactions, assets and liabilities to currency exchange rate risk. Gains or losses on these contracts are intended to offset the gains or losses recorded from the remeasurement of certain assets and liabilities from U.S. dollars into euros. No such contracts were executed during fiscal 2008 or during the first nine-months of fiscal 2009, and there are no obligations under any such contracts as of November 30, 2008. Gains recorded from the remeasurement of U.S. dollar denominated assets and liabilities into euros for the three and nine-month periods ended November 30, 2008 were $2.0 million and $2.6 million, respectively, compared with losses of $1.7 million and $1.8 million, respectively, for the three and nine-month periods ended November 30, 2007. Losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into yen for both the three and nine-month periods ended November 30, 2008 were $0.4 million, compared with gains of a negligible amount in both the three and nine-month periods ended November 30, 2007.

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

Item 4. — Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of November 30, 2008, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

The risks and uncertainties described in the Company’s most recent Annual Report on Form 10-K, filed with the SEC as of April 29, 2008, are not the only ones facing the Company. Additional risks and uncertainties not presently known, currently deemed immaterial, or those otherwise discussed in this Quarterly Report on Form 10-Q may also affect the Company’s operations. Any of the risks, uncertainties, events or circumstances described therein could cause the Company’s future financial condition, results of operations or cash flows to be adversely affected.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

In April 2008 the Company’s Board of Directors approved an additional purchase of up to one million shares, for a total of up to five million shares, authorized under the common stock repurchase program first initiated in October 1998, on the open market or in private transactions. In the third quarter of fiscal 2009, the Company purchased 497,000 shares of treasury stock at a cost of $11.4 million. As of November 30, 2008 (inclusive), the Company has repurchased a total of 4,495,084 million shares at a cost of $101.2 million.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased
September 2008	112,309	$25.87	112,309	889,607
October 2008	384,691	$22.09	384,691	504,916
November 2008	0	$0.00	0	504,916
Total	497,000	$22.94	497,000

Item 3. — Defaults Upon Senior Securities

None.

Item 4. — Submission of Matters to a Vote of Security Holders

None.

Item 5. — Other Information

None.

Item 6. — Exhibits

10.1*	—	2005 Supplemental Executive Retirement Plan, amended and restated as of January 1, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-k filed on November 7, 2008.
10.2*	—	Standard Microsystems Corporation Severance Plan amended and restated as of December 31, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-k filed on November 7, 2008.
10.3*	—	Letter Agreement of Walter Siegel dated November 5, 2008, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-k filed on November 7, 2008.
10.4*	—	Letter Agreement of Aaron Fisher dated November 5, 2008, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-k filed on November 7, 2008.
10.5*	—	Letter Agreement between Standard Microsystems Corporation and Kris Sennesael dated December 8, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-k filed on December 10, 2008.
10.6*	—	Indemnity Agreement between Standard Microsystems Corporation and Kris Sennesael made as of January 5, 2009, incorporated by reference to the standard form of indemnity agreement filed as Exhibit 10.1 to the Company’s Form 8-k filed on November 23, 2005.
31.1	—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	indicates a management or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD MICROSYSTEMS CORPORATION
By: /s/ Joseph S. Durko (Signature) Joseph S. Durko Vice President, Corporate Controller and Chief Accounting Officer (Principal Financial Officer)
Date: January 8, 2009

EXHIBIT INDEX

Exhibit No.		Description
10.1*	—	2005 Supplemental Executive Retirement Plan, amended and restated as of January 1, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-k filed on November 7, 2008.
10.2*	—	Standard Microsystems Corporation Severance Plan amended and restated as of December 31, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-k filed on November 7, 2008.
10.3*	—	Letter Agreement of Walter Siegel dated November 5, 2008, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-k filed on November 7, 2008.
10.4*	—	Letter Agreement of Aaron Fisher dated November 5, 2008, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-k filed on November 7, 2008.
10.5*	—	Letter Agreement between Standard Microsystems Corporation and Kris Sennesael dated December 8, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-k filed on December 10, 2008.
10.6*	—	Indemnity Agreement between Standard Microsystems Corporation and Kris Sennesael made as of January 5, 2009, incorporated by reference to the standard form of indemnity agreement filed as Exhibit 10.1 to the Company’s Form 8-k filed on November 23, 2005.
31.1	—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	indicates a management or compensatory plan or arrangement.