Form 10-K
period 2009-02-28
STANDARD MICROSYSTEMS CORP
filed 2009-04-28
CIK 93384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number: 0-7422

STANDARD MICROSYSTEMS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-2234952
(State of Incorporation)	(I.R.S. Employer Identification Number)

80 Arkay Drive Hauppauge, New York	11788-3728
(Address of Principal Executive Offices)	(Zip Code)

(631) 435-6000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.10 par value	The NASDAQ Global Select Market*

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of August 31, 2008, based upon the closing price of the common stock as reported by The NASDAQ Global Select Market* on such date, was approximately $634,161,777

Number of shares of common stock outstanding as of March 31, 2009 21,921,109

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III of this report on Form 10-K.

i

ii

PART I

Item 1. — Business

General Description of the Business

Standard Microsystems Corporation (the “Company” or “SMSC”), a Delaware corporation founded in 1971, is a leading global designer of Smart Mixed-Signal ConnectivityTM solutions. Its expertise in analog and mixed-signal processing is applied across a broad set of connection and control technologies including USB, Ethernet and Media Oriented Systems Transport (MOST®) as well as embedded control and thermal management. SMSC’s silicon-based integrated circuits and systems software are incorporated by a globally diverse customer base in end products in the Consumer Electronics, Automotive, Mobile PC, Desktop PC and Industrial markets. The Company’s expertise in developing application-specific technologies, each designed to connect, network or monitor systems, allows SMSC to design multi-functional products that address market requirements for on-the-go and embedded consumer and business applications. SMSC has a long history of designing products to meet the stringent quality requirements of the market’s leading PC and Automotive customers. Most of the Company’s products are proprietary designs that serve industry leaders across the globe, tailoring what are often complex, highly integrated solutions to each of our customer’s exacting requirements.

SMSC’s business is based on substantial intangible intellectual property assets consisting of patented technology, access to market technology, extensive experience in integrating designs into systems, the ability to work closely with customers to solve technology application challenges and develop products that satisfy market needs, and the ability to efficiently manage its global network of suppliers. These attributes allow SMSC to provide technical performance, cost, size or time-to-market advantages to its customers and to develop leadership positions in several technologies and markets.

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

You may also read and copy materials that we have filed with the SEC at its Public Reference Room located at 450 Fifth Street, N.E., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the Public Reference Room. In addition, the Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov.

Principal Products and Markets

SMSC develops its products to serve applications in several vertical markets including Consumer Electronics, Automotive, Mobile PC, Desktop PC and Industrial markets. Most of the Company’s technologies are sold into multiple end markets, and its product technologies, intellectual property and proprietary processes are increasingly being reapplied and may be combined into new solutions that can be sold into these markets. Its products are manufactured using industry standard processes and all are sold through a unified direct sales force that also manages global relationships with independent, third party sales representatives and distributors.

The flexibility of SMSC’s products to address multiple end market applications and the convergence of multimedia technologies is creating new market opportunities. For example, computer makers are supplying devices that address entertainment needs, traditional manufacturers of consumer entertainment goods are addressing computing needs and automotive manufacturers and system integrators are seeking ways to deliver multimedia content or network information systems into the automobile. As a result of substantial investment in research and development over the past several years, the functionality of SMSC’s products has been greatly enhanced, and the portfolio of products in computing, connectivity and networking has broadened considerably, enabling increased presence for SMSC in many other applications using these technologies. This strategic thrust to link available technologies into new applications and invest in new technologies capable of serving different aspects of these converging markets is expected to result in greater product diversity and broader sales and marketing opportunities.

The Company has four principal product types: computing and connectivity products, analog products, mobile products, and automotive information products. Computing and connectivity products represent the Company’s traditional core business, while the other three product types are emerging and are expected over time to rapidly expand the Company’s access to new customers or applications.

The computing and connectivity products employ mixed-signal semiconductor and software technologies for end-user products designed by computing and consumer electronics customers. The Company differentiates its products by combining industry-standard interfaces with advanced application-specific platform solutions. Most of the devices sold into this set of customers and markets must integrate seamlessly with microprocessors and chipsets developed by other companies. SMSC’s solutions optimize the customer’s platform designs and improve time-to-market while reducing the total bill of materials cost. These products can be found in PCs, netbooks, docking stations, televisions, set-top boxes, digital video recorders, industrial servers and many other embedded system applications. In fiscal 2009, computing and connectivity products accounted for approximately two thirds of the Company’s revenue.

Some of the Company’s computing and connectivity products utilize Universal Serial Bus (“USB”) technology, which enables the transfer of data between peripheral devices and hosts. This technology has become the ubiquitous connectivity standard for use in computing, consumer and industrial applications. SMSC is regarded as an industry leader in providing semiconductors that incorporate the current industry USB standard specification, known as USB 2.0 or “Hi-Speed USB”. USB 2.0’s 480 megabit per second data transfer rate supports the high bandwidth and speed requirements of consumer multimedia technologies, and because of its ease-of-use and the fact that it delivers regulated power, has become the leading standard by which interoperability and connectivity is provided between diverse systems platforms such as consumer electronics, multimedia computing and mobile storage applications. Designers are attracted to USB 2.0’s speed, “plug-and-play” features and its predictable software development requirements. The ubiquity of USB 2.0 integrated circuits and software makes it a cost-effective choice for designers to add a high-speed serial data pipe for transferring media content. SMSC has sold over 150 million SMSC USB 2.0 devices to date.

SMSC has announced its intention to develop products to support the next generation USB technology, known as USB 3.0 or SuperSpeed USB. USB 3.0 provides data transfer rates approximately 10 times faster than Hi Speed USB and is well suited for applications using large data files, such as those found in enterprise commercial applications as well as consumer multimedia solutions. SMSC intends to develop USB 3.0 products that can be used in platforms such as digital TVs, LCDs, printers, monitors, PCs, gaming consoles, digital video cameras, smart phones and other embedded and consumer applications.

Ethernet is another important technology broadly utilized in SMSC’s computing and connectivity products. Ethernet is widely recognized as the ubiquitous, versatile networking technology found in home, business and industrial environments. In its 13 years of designing networking products, SMSC has shipped more than 100 million Ethernet ports. A primary focus of the Company’s efforts in this area is developing products that connect USB and Ethernet, such as USB-to-Ethernet controllers and USB hubs with integrated Ethernet controllers. The ubiquity and speed of USB has resulted in the USB-to-Ethernet connection replacing older means of transferring information, such as legacy bus and Peripheral Component Interconnect (“PCI”) interfaces. PCI is a high-speed connection technology common in computers, but is not typically found in consumer electronics and embedded industrial applications. Although the Company continues to make and sell PCI products, as with USB there is a newer and faster technology, PCI-Express, which the Company also intends to utilize in new product development. The Company believes that PCI-Express has the potential to expand the market opportunity for SMSC’s products.

SMSC also serves the embedded market with other networking technologies, such as ARCNET and CircLinkTM, an ARCNET derivative. By replacing traditionally slow, wire intensive, hard-to-use cable harnesses, these solutions allow designers to reduce wiring and microcontroller costs, and create a more flexible and modular systems architecture. These products target networking applications requiring a high level of predictable behavior, throughput, and ease of implementation such as telecom equipment, robotics, digital copiers and printers, and transportation systems.

One of the more significant growth opportunities for SMSC is in serving the netbook market where the Company is developing products that are platform-independent and can serve both X86 and non-X86 processor-based designs.

SMSC’s computing and connectivity products also extend into the x86-based server market. Advanced I/O products for server applications build on SMSC’s broad I/O and system management expertise and include timers, flash memory interfaces, and other server requirements. The Company’s embedded controller solutions offer programmable, mixed-signal features that allow for feature customization. SMSC also offers a set of chips that offer additional system features such as general purpose input/output (“GPIO”) expansion, temperature and voltage sensing, fan control and consumer infrared remote control. The Company’s broad product portfolio also provides a variety of integration choices for designers, with unique configurations of serial ports, parallel ports, keyboard controllers, infrared ports, GPIO pins, logic integration and power management.

SMSC’s computing and connectivity products cut across its broad technology portfolio. Important products include among others:

•	USB 2.0 hub controllers, including solutions for 2-port, 3-port, 4-port, 7-port and combination hub/flash memory card reader products.
•	USB 2.0 flash memory card reader products, including controllers supporting Secure DigitalTM (SD), MultiMediaCardTM (MMC), Memory Stick® (MS), MS-PRO-HGTM, SmartMedia® (SM), xD-Picture CardTM (xD) and Compact Flash(R) (CF) memory and Compact Flash-UDMA card families.
•	USB-to-Ethernet controllers allowing developers to deliver Ethernet connectivity while leveraging the proliferation of USB.
•	10 Mbps and 100 Mbps Ethernet controllers and transceivers and software drivers targeting consumer electronics and industrial applications.
•	Network multimedia processing engines supporting multiple high-definition audio/video streams, software protocol stack management and security, through PCI or non-PCI interfaces.
•	Embedded communications products for wireless base stations, copiers, building automation, robotics, gaming machines and industrial applications.
•	Embedded Ethernet switches with two and three-port switching technology to solve network connectivity requirements using both 16 and 32 bit non-PCI and MII interfaces.
•	Embedded controllers for Original Equipment Manufacturer (“OEM”) and Original Design Manufacturer (“ODM”) PC designers, offering differentiation and customization at reduced system costs for customers in this high volume market.
•	Advanced I/O controllers.
•	x86-based server solutions offering timers, flash memory interfaces and thermal management capabilities.

In addition to the computing and connectivity products, SMSC is also developing analog, mobile and automotive information products.

SMSC’s analog products utilize analog thermal sensor technology to target computing and consumer applications supplied by major OEMs, ODMs and motherboard manufacturers. SMSC’s analog products are currently found in approximately 40% of mobile computers manufactured worldwide. Also included in this product line are capacitive sensing and fan driver products. Sales of SMSC’s analog products grew significantly from fiscal year 2008 to fiscal year 2009. The analog products serve computing, consumer and industrial applications.

SMSC’s mobile products are designed for smart phones, personal digital assistants and other handheld mobile devices. These products include standalone USB 2.0 physical layer transceivers (“PHY”) supporting industry standard interfaces as well as USB 2.0 flash memory card readers. These products also include USB PHYs integrated with other functions such as battery management and voltage protection. These Hi-Speed USB transceivers currently set new standards for integration and small size, helping designers meet the tight board space and cost requirements of portable products. Sales of these products grew significantly from fiscal year 2008 to fiscal year 2009, and they have the potential to continue to expand rapidly as SMSC continues to penetrate smart phone and portable consumer electronics markets.

SMSC is also a supplier of products for the automotive market based on its market-leading Media Oriented Systems Transport (“MOST®”) technology. MOST is a networking standard which enables the transport of high-bandwidth digital audio, video packet-based data, and control information. SMSC’s latest generation of MOST products, MOST150, provides greater bandwidth and functionality than its predecessors, MOST25 and MOST50, though these speed grade products continue to be sold into automotive platforms in Europe and Asia. MOST-enabled network interface controllers (“NICs”) and intelligent network interface controllers (“INICs”) are being designed into automotive networks to transfer high-performance multimedia content among devices such as radios, navigation systems, digital video displays, microphones and CD-players quickly and without electrostatic disruption. The technology is also applicable to new market requirements such as driver assistance. The Company also markets a chip interconnect technology known as Media Local Bus (MediaLB®), enabling consumer applications to easily connect to SMSC’s new network interface controllers for MOST. MediaLB is also designed to support future MOST networks, thereby providing a simple migration path from existing MOST architectures to next-generation platforms. The MOST technology is a de facto industry standard for high bandwidth automotive multimedia networking. The Company also sells related system design and diagnostic tool products to customers who need to build or maintain MOST compliant systems. The MOST products were added as a result of the acquisition of OASIS SiliconSystems Holding AG (“OASIS”) on March 30, 2005. SMSC also has begun to develop USB products for automotive applications.

Seasonality

The Company’s business historically has been subject to repeated seasonality, with the first and last quarters of each fiscal year tending to be weaker than the second and third. However, SMSC’s typical seasonality can be altered materially by market conditions. SMSC, like many other high technology companies, was adversely affected by the current economic downturn, particularly in its third and fourth quarters of fiscal 2009. As a result, the historical seasonal pattern did not occur in fiscal 2009. The Company is uncertain as to whether the past pattern will resume as economic conditions stabilize. See Part I Item 1.A. —  Risk Factors —  Worldwide Economic Conditions; Seasonality of the Business, for further discussion.

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

The principal methods employed by the Company to compete effectively include introducing innovative new products, providing superior product quality and customer service, adding new features to its products, improving product performance, providing time-to-market advantages and reducing manufacturing costs. SMSC also cultivates strategic relationships with certain key customers who are technology leaders in its target markets, and who provide insight into market trends and opportunities for the Company to better support those customers’ current and future needs. A substantial majority of the Company’s revenues come from products that are sole sourced by its customers, either because of the proprietary nature of the Company’s product offerings or because of the inability of competitors to reproduce the features contained in the Company’s products.

The Company’s principal competitors across its various product lines include eNe, Integrated Technology Express, Inc., Renesas Technology, Nuvoton (formerly Winbond Electronics Corporation), Cypress Semiconductor, Davicom Semiconductor Inc, Genesys Logic, Inc, ASIX Electronics Corp, Realtek Semiconductor Corp., Alcor Micro Corp., Marvell Technology Group Ltd. and Micrel Semiconductor, Inc.

As SMSC continues to broaden its product offerings, it will likely face new competitors. Many of the Company’s current and potential competitors have greater financial resources and the ability to invest larger dollar amounts into research and development. Some have their own manufacturing facilities, which may give them a cost advantage on large volume products and increased certainty of supply.

The Company believes that it currently competes effectively in the areas discussed above to the extent they are within its control. However, given the pace at which change occurs in the semiconductor, PC, automotive and other high-technology industries, SMSC’s current competitive capabilities are not a guarantee of future success. In addition, reductions in the growth rates of these industries, particularly given the current severe and unprecedented economic downturn, or other competitive developments, could adversely affect its future financial position, results of operations and cash flows.

Research and Development

The semiconductor industry and the individual markets that the Company currently serves are highly competitive, and the Company believes that continued investment in research and development (“R&D”) is essential to maintaining and improving its competitive position. In fiscal years 2009, 2008 and 2007 the Company spent approximately $74.2 million, $71.7 million, and $66.6 million respectively, on R&D. SMSC has strategic relationships with many of its customers and often tailors its solutions to these specific customers’ needs. Serving a wide array of world class OEMs and ODMs, the Company’s continued success will be based, among other things, on its ability to meet the individual needs of these customers and to help them speed their own products to market.

SMSC’s R&D activities are performed by highly-skilled engineers and technicians, and are primarily directed towards the design of integrated circuits in both mainstream and emerging technologies, the development of software drivers, firmware and design tools and intellectual property (“IP”), as well as ongoing cost reductions and performance improvements in existing products.

Over the past several years, SMSC has evolved from an organization having strength primarily in digital design, to one with broad engineering and design expertise in digital, analog and mixed-signal solutions that cut across all its product lines. Electronic signals fall into one of two categories — analog or digital. Digital signals are used to represent the “ones” and “zeros” of binary arithmetic, and are either on or off. Analog, or linear, signals represent real-world phenomena, such as temperature, pressure, sound, speed and motion. These signals can be detected and measured using analog sensors, which represent real-world phenomena by generating varying voltages and currents. Mixed-signal products combine digital and analog circuitry into a single device. Mixed-signal solutions can significantly reduce board space by integrating system interfaces, reducing external component requirements and lowering power consumption, all of which reduce system costs. Analog and mixed-signal products are also less susceptible to commoditization because of the custom nature of their designs.

SMSC employs engineers with a wide range of experience in software, digital, mixed-signal and analog circuit design, from experienced industry veterans to new engineers recently graduated from universities. SMSC has approximately 350 engineers, as of February 28, 2009. High tech hardware, software and other product design tools procured from leading global suppliers support their activities. The Company’s major engineering design centers are strategically located in New York, Texas, Arizona and Karlsruhe, Germany to take full advantage of the technological expertise found in each region, and to cater to its customer base.

Manufacturing

SMSC has what is commonly referred to as a “fabless” business model, meaning that the Company does not own the manufacturing assets to make the silicon wafer-based integrated circuits or to package them.

Third party contract foundries and package assemblers are engaged to fabricate the Company’s products onto silicon wafers, cut these wafers into die and assemble the die into finished packages. This strategy allows the Company to focus its resources on product design and development, marketing, test and quality assurance. It also reduces fixed costs and capital requirements and provides the Company access to some of the most advanced manufacturing capabilities. The Company tests a majority of its products at its Hauppauge, New York facility. See Part I Item I.A. — Risk Factors — Reliance upon Subcontract Manufacturing, for further discussion. The Company also faces certain risks as a result of doing business in Asia, where many of the Company’s subcontractors conduct business. See Part I Item I.A. — Risk Factors — Business Concentration in Asia, for further discussion.

The Company’s primary wafer suppliers, and their headquarters locations, are currently Chartered Semiconductor Manufacturing, Ltd. in Singapore, Taiwan Semiconductor Manufacturing (“TSMC”) in Taiwan and Grace Semiconductor Manufacturing Corporation in the Peoples Republic of China. The Company may negotiate additional foundry supply contracts and establish other sources of wafer supply for its products as such arrangements become useful or necessary, either economically or technologically.

Processed silicon wafers are shipped to various third party assembly suppliers, most of which are located in Asia, where they are separated into individual chips that are then encapsulated into plastic packages. This enables the Company to take advantage of these subcontractors’ cost effective high volume manufacturing processes and package technologies, speed and supply flexibility. The Company purchases most of its assembly services from Advanced Semiconductor Engineering, Inc., Amkor Technology, Inc., ChipMOS Technologies Ltd., Orient Semiconductor Electronics Ltd., United Test and Assembly Center (“UTAC”) and STATSChipPac Ltd. See Part I Item 1.A. — Risk Factors — Reliance upon Subcontract Manufacturing and Business Concentration in Asia for further discussion.

Following assembly, each of the packaged units receives final testing, marking and inspection prior to shipment to customers. Final testing for the majority of the Company’s non-automotive products is performed at SMSC’s own testing operation in Hauppauge, New York. Final testing services of independent test suppliers, most of which occurs in Asia, are also utilized and afford the Company increasing flexibility to adjust to near-term fluctuations in product demand and corresponding production requirements.

Customers demand semiconductors of the highest quality and reliability for incorporation into their products. SMSC focuses on product reliability from the initial stages of the design cycle through each specific design process, including production test design. In addition, to further validate product performance across process variation and to ensure acceptable design margins, designs are typically subject to in-depth circuit simulation at temperature, voltage and processing extremes before initiating the manufacturing process. The Company prequalifies each of its assembly, test and wafer foundry subcontractors using a series of industry standard environmental product stress tests, as well as an audit and analysis of the subcontractor’s quality system and manufacturing capability. Wafer foundry production and assembly services are monitored to produce consistent overall quality, reliability and yield levels.

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

SMSC strategically markets and sells all of its products globally through a centrally managed sales network using various channels in multiple geographic regions. SMSC conducts sales activities in the United States via a direct sales force, electronics distributors and manufacturers’ representatives. Independent distributors are currently engaged to serve the majority of the North American market. Internationally, products are marketed and sold through regional sales offices located in Germany, Taiwan, China, Korea and Singapore as well as through a network of independent distributors and representatives. The Company serves the Japanese marketplace primarily through its Tokyo, Japan-based subsidiary, SMSC Japan, through relationships with distribution partners leading in that market.

Consistent with industry practice, most distributors have certain rights of return and price protection privileges on unsold products. Distributor contracts may generally be terminated by written notice by either party. The contracts specify the terms for the return of inventories. Shipments made by SMSC Japan to its distribution partners are made under agreements that permit limited or no stock return or price protection privileges. Sales and associated gross profit from shipments to the Company’s distributors, other than distributors in Japan, are deferred until the distributors resell the products.

The Company generates a significant portion of its sales and revenues from international customers. While the demand for the Company’s products is driven heavily by the worldwide demand by U.S.-based OEM computer manufacturers, a significant portion of the Company’s products are sold to manufacturing subcontractors of those U.S.-based companies, and to distributors who serve to feed the high technology manufacturing pipeline in Asia. The Company expects that international shipments, particularly to Asian-based customers, will continue to represent a significant portion of its sales and revenues. See Part I Item 1.A. —  Risk Factors — Business Concentration in Asia, for further discussion.

Markets and Strategy

As previously outlined, the Company designs products that address specific applications for end products sold in several “vertical” markets.

SMSC’s sales and revenues of products across these “vertical” end-markets, as well as intellectual property revenues (consisting of royalties and similar contractual payments), are presented in the following table for fiscal 2009 and 2008 (dollars in millions):

	Fiscal 2009		Fiscal 2008
	Amount	%	Amount	%
Consumer Electronics	$84.8	26.1%	$82.7	21.9%
Automotive	53.1	16.3%	63.9	16.9%
Mobile PC	78.6	24.1%	103.4	27.4%
Desktop PC	39.6	12.2%	54.1	14.3%
Industrial & Other (including Intellectual Property Revenues)	69.4	21.3%	73.7	19.5%
Total Sales and Revenues	$325.5	100%	$377.8	100%

Designs that serve the Consumer Electronic products primarily provide connectivity or networking functions that allow data transfer or content sharing in consumer devices. For instance, the Company provides USB 2.0 hub, flash memory card reader and mass storage devices that may be embedded in LCD monitors, printers, set-top boxes, digital televisions or gaming products to transfer content at high speeds. SMSC’s Ethernet networking products address system resource limitations and other challenges typical of embedded consumer electronics systems for applications such as digital televisions, DVD and hard disk drive-based video recorders and digital media servers and adapters. SMSC’s mobile products are found in smart phones, personal digital assistants and other consumer mobile devices. The Company also designs network multimedia processing engines supporting multiple high definition audio/video streams, and software protocol stack management and security, through PCI or non-PCI interfaces.

Automotive information products are primarily served currently via SMSC’s MOST technology, which enables the networking of information systems in automobiles, such as a CD changer, radio, global positioning system, navigation systems, mobile telephone or a DVD player. MOST provides the means to distribute multimedia entertainment functions among various control devices in the car. In addition, SMSC has begun to develop automotive grade USB products to serve the demand for these technologies in automotive applications.

SMSC serves industry leading PC customers in the Mobile & Desktop PC markets with embedded controllers, mixed-signal system controllers, server I/O devices, USB 2.0 hubs and analog solutions including fan control, temperature and voltage sensing and consumer infrared functionality. Applications include mobile and desktop computers, netbooks and other portable devices, servers, media center PCs and docking stations.

Customers in the Industrial markets are primarily supported by the Company’s products that serve long life cycle embedded systems and those that require highly accurate signal transfer or industrial-level temperature monitoring functionality. SMSC provides Ethernet, ARCNET, CircLinkTM and Embedded I/O technology to address applications that include POS terminals, building and factory automation, security systems, industrial PCs, ATM machines and interactive kiosks.

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

We believe that the Company’s expertise in multiple technologies that can be deployed in numerous applications is a competitive advantage and a central part of the Company’s strategy. Given the proliferation of customer demand for products based on convergent technologies, especially among the Company’s current product offerings and core competencies, the opportunities available to the Company are expected to increase. In addition, we believe that the continuous focus on such products and opportunities are integral to the future success of the Company.

Acquisitions

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

The Company recorded an impairment charge of approximately $52.3 million as of February 28, 2009, relating to its automotive reporting unit, comprised principally of the portions of the business relating to the OASIS acquisition. The primary factors contributing to this impairment charge were: the recent significant economic downturn, which caused a decline in the automotive market; an increase in implied discount rate due to higher risk premiums; and, the decline in the Company’s market capitalization. Refer to Part IV Item 15(a)(i) — Financial Statements — Note 6 for additional information on the computation of the goodwill impairment charge.

Geographic Information

The information below summarizes sales and revenues to unaffiliated customers for fiscal 2009, 2008, and 2007 by country (in thousands):

For the Fiscal Years Ended February 28 and 29	2009	2008	2007
Taiwan	$94,163	$103,661	$132,972
China	65,187	94,200	52,136
Japan	50,963	52,132	70,720
United States	28,791	34,531	34,937
Germany	28,207	35,650	46,717
Other	58,185	57,675	33,112
	$325,496	$377,849	$370,594

Product sales to electronic component distributors were reflected in the table above based on the country of their respective operations; the geographic locations of end customers may differ. The majority of SMSC’s sales are to customers located in Asia given Asia’s prominence in the global supply chain for computing, consumer electronic and related applications.

The Company’s long term assets include net property and equipment, goodwill and other intangible assets, deferred income taxes and various long-lived financial instruments. Net property, plant and equipment by country is as follows (in thousands):

As of February 28 and 29,	2009	2008
United States	$64,248	$59,143
Germany	1,043	984
Japan and Other Asia Pacific	344	420
	$65,635	$60,547

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

SMSC has patent cross-licensing agreements with more than thirty companies, including such semiconductor manufacturers as Intel Corporation, Micron Technology, National Semiconductor Corporation, Samsung Electronics Co., and Toshiba Corporation, providing access to approximately 45,000 U.S. patents. Almost all of the Company’s cross-licensing agreements give SMSC the right to use patented intellectual property of the other companies royalty-free. SMSC also received related payments from Intel, although these payments terminated pursuant to agreement in the third quarter of fiscal year 2009. See Part IV Item 15(a)(1) —  Financial Statements — Note 12, for further discussion on the Company’s agreement with Intel. In situations where the Company needs to acquire strategic intellectual property not covered by cross-licenses, the Company at times will seek to, and has entered into agreements to purchase or license, the required intellectual property.

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

From period to period, several key customers account for a significant portion of the Company’s sales and revenues. Sales and revenues from significant customers for fiscal 2009, 2008 and 2007, stated as percentages of total sales and revenues, are summarized as follows:

For Fiscal Years Ended February 28 and 29,	2009	2008	2007
Yosun Industrial (including Sertek – see below)	17%	19%	19%
Tech-Com Computer	*	11%	*
*	Less than 10%

The Company’s contracting sales party may vary as a result of the manner in which it goes to market, the structure of the semiconductor market, industry consolidation and customer preferences. In many cases the Company’s products will be designed into an end product by an OEM customer who will then contract to have the product manufactured by an ODM. In such cases, the Company will sell its products directly to the selected ODM, who becomes the Company’s contracting party for the sale. In other cases, the OEM or ODM may design the product and be the contracting party. In some cases the Company or the ODM may wish to have a distributor as the direct sales party. As a result of changing relationships and shifting market practices and preferences, the mix of customers can change from period to period and over time.

In fiscal 2009, one customer, Yosun Industrial, accounted for more than 10% of net revenues (17% in fiscal 2009, 19% in fiscal 2008, and 19% in fiscal 2007). Yosun is a distributor of SMSC products in Asia that resells the company’s product to many different end users. In March 2007, Yosun Industrial acquired Sertek, another distributor of the Company’s products. Sales to Yosun and Sertek have been combined for all periods presented. In October 2008, SMSC terminated its relationship with Sertek. This action was part of an on-going realignment initiative related to evolving markets and business strategies. The business formerly provided by Sertek has been redirected to a mix of new and existing SMSC customers.

The Company continues to expect that a small number of larger customers will continue to account for a significant portion of its sales and revenues in fiscal 2010 and for the foreseeable future. The Company’s financial results have been heavily dependent on United States based computer manufacturers who drive a significant portion of the ultimate demand for the Company’s products. In addition, customers in Asia and greater China are becoming an increasingly significant source of demand for the Company.

Employees

At February 28, 2009, the Company employed 946 individuals, including 192 in sales, marketing and customer support, 246 in manufacturing and manufacturing support, 353 in research and product development and 155 in administrative support and facility maintenance activities. In addition, as a result of worldwide economic conditions, the Company offered a voluntary retirement program, and a reduction in force, at the end of fiscal 2009. Pursuant to these programs, the Company reduced its workforce by 88 full-time and 2 part-time employees and incurred a charge of $5.2 million.

The Company’s future success depends in large part on the continued service of key technical and management personnel and on its ability to continue to attract and retain qualified employees, particularly highly skilled design, product and test engineers involved in manufacturing existing products and the development of new products. The competition for such personnel is often intense.

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

WORLDWIDE ECONOMIC CONDITIONS HAVE DRAMATICALLY DECREASED DEMAND FOR THE COMPANY’S PRODUCTS AND IT IS UNCERTAIN IF OR WHEN THIS SITUATION MAY IMPROVE

Worldwide Economic Conditions — The global economy has been experiencing a severe decline. As a result of the extraordinary decrease in global economic activity, the Company’s revenues and profitability were significantly less in fiscal year 2009 than in fiscal year 2008. Although the pace of decline in economic activity appears to have lessened, economic activity and demand for the Company’s products may not recover to the levels of the first half of fiscal 2009. The Company’s revenue and profitability will be materially affected if global economic conditions and demand for the Company’s products do not improve. The automotive industry has been particularly impacted by the decline in global economic activity. Declining automotive sales threaten the viability of several major automotive companies and have reduced demand for the Company’s automotive products. The Company’s future revenues and profitability may be materially affected adversely if the automotive industry does not recover significantly.

The decline in global economic activity includes the failure of the auction rate securities market. As a result of the market conditions affecting auction rate securities, the Company reclassified its investments in auction rate securities from short-term to long-term, and has taken temporary impairments to their value on its balance sheet. If the issuers of the Company’s auction rate securities suffer a material decline in their creditworthiness, or if market conditions for auction rate securities do not recover sufficiently, the value of the Company’s auction rate securities could be other than temporarily impaired, which would affect the Company’s profit and loss statement for the relevant period. Further, the Company may be required to recognize additional temporary impairments in future periods.

The decline in revenues and profitability of the Company has reduced the Company’s ability to fund new projects. The Company may miss the window of opportunity for certain projects due to its inability to fund them now.

THE COMPANY COMPETES IN COMPETITIVE INDUSTRIES; AND HAS EXPERIENCED SIGNIFICANT VOLATILITY IN ITS STOCK PRICE

The Semiconductor Industry — The Company competes in the semiconductor industry, which has historically been characterized by intense competition, rapid technological change, cyclical market patterns, price erosion, periods of mismatched supply and demand and high volatility of results. The semiconductor industry has experienced significant economic downturns at various times in the past, characterized by diminished product demand and accelerated erosion of selling prices. In addition, many of the Company’s competitors in the semiconductor industry are larger and have significantly greater financial and other resources than the Company. General conditions in the semiconductor industry, and actions of specific competitors, could adversely affect the Company’s results. Declining sales and demand could result in aggressive pricing from competitors to maintain market share, which the Company might have to match to maintain its customer base. Such actions could result in decreases in the Company’s selling prices, which could materially affect its revenues and profitability.

The semiconductor industry, including its supply chain, is maturing, and has been undergoing consolidation through mergers and acquisitions. In addition, there have been a number of ownership changes through the purchase of previously public companies, in part due to an influx of capital led by private equity firms. Purchases funded by debt have been under severe financial pressure to service their debt as a result of the decline in global economic conditions and general lack of liquidity. As a result of these factors the Company may experience changes in its relationships in the supply chain and may have fewer sources of supply for wafer production, assembly services, or other products or services it needs to procure. This could impair sourcing flexibility or increase costs. The Company may also face fewer and larger, more capable, better financed competitors. Consolidation and ownership changes within the semiconductor industry could adversely affect the Company’s results.

The Personal Computer (“PC”) Industry — Demand for many of the Company’s products depends largely on sales of personal computers and peripheral devices. There was a dramatic reduction in demand for the Company’s personal consumer products during fiscal year 2009 as a result of global economic conditions. Decreases or reductions in the rate of growth of the PC market could adversely affect the Company’s operating results. In addition, as a component supplier to PC manufacturers, the Company may experience greater demand fluctuation than its customers themselves experience.

The PC industry is characterized by ongoing product changes and improvements, much of which is driven by several large companies whose own business strategies play significant roles in determining PC architectures. Future shifts in PC architectures may not always be anticipated or be consistent with the Company’s product design “roadmaps”.

The Company has a business strategy that involves marketing and selling new products and technologies directly to market-leading companies (although resultant sales are often made to third-party intermediaries such as ODMs). The Company’s results are also heavily dependent on demand driven by North American computer makers to whom the Company markets directly. If the market performance of any of these companies declines materially, as occurred during fiscal year 2009, or if they require fewer products from the Company than forecasted, the Company’s revenues and profitability could be adversely affected. These large companies also possess significant leverage in negotiating the terms and conditions of supply as a result of their market power. The Company may be forced in certain circumstances to accept potential liability exceeding the purchase price of the products sold by the Company, or various forms of potential consequential damages to avoid losing business to competitors. Such terms and conditions could adversely impact the revenues and margins earned by the Company.

Volatility of Stock Price — The volatility of the semiconductor industry has also been reflected historically in the market price of the Company’s common stock. The market price of the Company’s common stock may fluctuate significantly on the basis of such factors as the Company’s or its competitors’ introductions of new products, quarterly fluctuations in the Company’s financial results, announcements by the Company or its competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments; introduction of technologies or product enhancements that reduce the need for the Company’s products; the loss of, or decrease in sales to, one or more key customers; a large sale of stock by a significant shareholder; dilution from the issuance of the Company’s stock in connection with acquisitions; the addition or removal of our stock to or from a stock index fund; departures of key personnel; the required expensing of stock options or Stock Appreciation Rights (“SARs”); quarterly fluctuations in the Company’s guidance or in the financial results of other semiconductor companies or personal computer companies; changes in the expectations of market analysts or investors, or general conditions in the semiconductor industry or financial markets. In addition, stock markets in general have experienced extreme price and volume volatility in recent years. This volatility has often had a significant impact on the stock prices of high technology companies, at times for reasons that appear unrelated to business performance. The Company’s stock price experienced significant volatility in fiscal year 2009, and the Company’s stock price may continue to experience significant volatility in the future.

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

Customer Concentration and Shipments to Distributors — A limited number of customers account for a significant portion of the Company’s sales and revenues. The Company’s sales and revenues from any one customer can fluctuate from period to period depending upon market demand for that customer’s products, the customer’s inventory management of the Company’s products and the overall financial condition of the customer. Loss of an important customer, or deteriorating results from an important customer, such as North American computer makers, could adversely impact the Company’s operating results.

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

Product sales and associated gross profit from shipments to the Company’s distributors, other than to distributors in Japan, are deferred until the distributors resell the products. Shipments to distributors, other than to distributors in Japan, are made under agreements allowing price protection and limited rights to return unsold merchandise. The Company’s revenue recognition is therefore highly dependent upon receiving pertinent, accurate and timely data from its distributors. Distributors routinely provide the Company with product, price, quantity and end customer data when products are resold, as well as report the quantities of the Company’s products that are still in their inventories. In determining the appropriate amount of revenue to recognize, the Company uses this data and applies judgment in reconciling any differences between the distributors’ reported inventories and shipment activities. Although this information is reviewed and verified for accuracy, any errors or omissions made by the Company’s distributors and not detected by the Company, if material, could affect reported operating results.

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

As a component manufacturer, the overwhelming majority of products made by the Company are shipped to third parties for integration with or into other products. The third parties then sell their product, containing the Company’s components, to other integrators or to the ultimate commercial customer. If these third party integrators experience delays in developing or manufacturing their products, quality problems, or are unable to satisfy their customer’s demand for any reason, demand for the Company’s products will be adversely affected. Shortages of other components used along with the Company’s products could also delay purchases of the Company’s products. These matters could materially affect the Company’s revenues and profitability.

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

Business Concentration in Asia — A significant number of the Company’s foundries and subcontractors are located in Asia. Many of the Company’s customers also manufacture in Asia or subcontract to Asian companies. A significant portion of the world’s personal computer component and circuit board manufacturing, as well as personal computer assembly, occurs in Asia, and many of the Company’s suppliers and customers are based in, or do significant business in, Taiwan. In addition, many companies are expanding their operations in Asia in an attempt to reduce their costs, and the Company is also exploring relationships with companies in Asia as part of its ongoing efforts to make its supply chain more efficient. This concentration of manufacturing and selling activity in Asia, and in Taiwan in particular, poses risks that could affect the supply and cost of the Company’s products, including currency exchange rate fluctuations, economic and trade policies and the political environment in Taiwan, China and other Asian countries. For example, legislation in the United States restricting or adding tariffs to imported goods could adversely affect the Company’s operating results.

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

Reliance upon Subcontract Manufacturing — The vast majority of the Company’s products are manufactured and assembled by independent foundries and subcontract manufacturers under a “fabless” model. This reliance upon foundries and subcontractors involves certain risks, including potential lack of manufacturing availability, reduced control over delivery schedules, the availability of advanced process technologies, changes in manufacturing yields, dislocation, expense and delay caused by decisions to relocate manufacturing facilities or processes, and potential cost fluctuations. During downturns in the semiconductor economic cycle, such as the current global economic recession, reduction in overall demand for semiconductor products could financially stress certain of the Company’s subcontractors. If the financial resources of such independent subcontractors are stressed, the Company may experience future product shortages, quality assurance problems, increased manufacturing costs or other supply chain disruptions.

During upturns in the semiconductor cycle, it is not always possible to respond adequately to unexpected increases in customer demand due to capacity constraints. The Company may be unable to obtain adequate foundry, assembly or test capacity from third-party subcontractors to meet customers’ delivery requirements even if the Company adequately forecasts customer demand. Alternatively, the Company may have to incur unexpected costs to expedite orders in order to meet unforecasted customer demand. The Company typically does not have supply contracts with its third-party vendors that obligate the vendor to perform services and supply products for a specific period, in specific quantities, and at specific prices. The Company’s third-party foundry, assembly and test subcontractors typically do not guarantee that adequate capacity will be available within the time required to meet customer demand for products. In the event that these vendors fail to meet required demand for whatever reason, the Company expects that it would take up to twelve months to transition performance of these services to new providers. Such a transition may also require qualification of the new providers by the Company’s customers or their end customers, which would take additional time. The requalification process for the entire supply chain including the end customer could take several years for certain of the Company’s products.

As a result of a manufacturer closing the only plant at which wafers for a particular product are being made, the Company has made a significant investment in certain automotive inventory before the plant closes in order to assure continuity of supply for this product. The Company’s results may be adversely affected if it purchases insufficient inventory to assure continuity of supply, or if it purchases too much inventory and is forced to write off some portion of its investment.

In the past, the Company received several unexpected price increases from several entities that assemble or package products. In the past there have been periods of shortage of capacity among companies that supply assembly services. The Company’s contracts also generally do not protect it from price increases in certain base commodities used in the semiconductor manufacturing process. Although the Company resists attempts by suppliers to increase prices, there can be no assurance that the Company’s margins will not be impacted in fiscal year 2010 or other future periods as a result of a shortage of capacity, changes in commodity prices, or price increases in assembly or other services. Because at various times the capacity of either wafer producers or assemblers can been limited, the Company may be unable to satisfy the demand of its customers, or may have to accept price increases or other compensation arrangements that increase its operating expenses and erode its margins.

Forecasts of Product Demand — The Company generally must order inventory to be built by its foundries and subcontract manufacturers well in advance of product shipments. Production is often based upon either internal or customer-supplied forecasts of demand, which can be highly unpredictable and subject to substantial fluctuations. Because of the volatility in the Company’s markets, there is risk that the Company may forecast incorrectly and produce excess or insufficient inventories. In addition, the Company is sometimes the only supplier of a particular part to a customer. The value of the product line using the Company’s product may far exceed the value of the particular product sold by the Company to its customer. The Company may be forced to carry additional inventory of certain products to insure that its customers avoid production interruptions and to avoid claims being made by its customers for supply shortages. The Company’s revenue and profitability may be adversely affected if it fails to execute properly on this strategy, and causes supply chain problems for its customers due to insufficient inventory.

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

The Company also invested significantly in fiscal year 2007 and 2008 in new test equipment to reduce costs. If production volumes are insufficient to utilize this available test capacity, then production related expenses included in costs of goods sold may be higher than planned. As a result, the Company could be less competitive than anticipated, which could adversely affect return on investment and profitability.

THE COMPANY HAS GLOBAL OPERATIONS THAT SUBJECT US TO RISKS THAT MAY HARM OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Global Operations Risks — The Company has sales, R&D, and operations facilities in many countries, and as a result, we are subject to risks associated with doing business globally. Our global operations may be subject to risks that may limit our ability to build product, design, develop, or sell products in particular countries, which could, in turn, harm our results of operations and financial condition, including;

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

Strategic Business Acquisitions — The Company has made strategic acquisitions of complementary businesses, products and technologies in the past, including the OASIS acquisition in 2005, and may continue to pursue such acquisitions in the future as business conditions warrant. Business acquisitions can involve numerous risks, including: unanticipated costs and expenses; risks associated with entering new markets in which the Company has little or no prior experience; diversion of management’s attention from its existing businesses; potential loss of key employees, particularly those of the acquired business; differences between the culture of the acquired company and the Company, difficulties in integrating the new business into the

Company’s existing businesses, potential dilution of future earnings; and future impairment and write-offs of purchased goodwill, other intangible assets and fixed assets due to unforeseen events and circumstances. The company wrote off approximately $52 million worth of goodwill in connection with the OASIS acquisition in fiscal year 2009. Although the Company believes it has managed the OASIS acquisition well to date, there is no guarantee that the OASIS or other acquisitions in the future will produce the benefits intended. Future acquisitions also could cause the Company to incur debt or contingent liabilities or cause the Company to issue equity securities that could negatively impact the ownership percentages of existing shareholders.

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

Although the Company’s management has concluded that its system of internal controls over financial reporting was effective as of February 28, 2009, there can be no assurance that the Company or its independent registered public accounting firm will not identify a material weakness in the system of internal controls over financial reporting in the future. A material weakness in the Company’s system of internal controls over financial reporting would require management and/or the Company’s independent registered public accounting firm to evaluate the Company’s system of internal controls as ineffective. This in turn could lead to a loss of public confidence, which could adversely affect the Company’s business and the price of its common stock.

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

Changes in Accounting for Equity Compensation — The Company has historically used stock options and SARs as a key component of employee compensation in order to align employees’ interests with the interests of its stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board (“FASB”) adopted changes to generally accepted accounting principles known as Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (revised 2004) (“SFAS 123(R)”) requiring a charge to earnings for employee stock option grants and other equity incentives which became effective beginning in the first quarter of fiscal 2007. To the extent that this or other new regulations make it more difficult or expensive to grant options to employees, the Company may consider changes to its equity compensation strategy. To the extent that such changes might limit the Company’s use of equity-based compensation, it might become more difficult to attract, retain and motivate employees. Any of these results could materially and adversely affect the Company’s business.

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

In addition, the Company maintains offices in leased facilities as follows:

Location	Activities	Approximate Square Footage	Lease Expiration
Austin, Texas	Marketing, Engineering, Logistics & Sales	63,138	June 2019
Karlsruhe, Germany	Marketing, Engineering, Logistics & Sales	38,700	June 2013
Gothenburg, Sweden	Marketing & Engineering	2,000	December 2011
Rosenheim, Germany	Sales	2,400	March 2011
Phoenix, Arizona	Marketing & Engineering	17,227	November 2012
Tucson, Arizona	Marketing, Engineering & Sales	10,871	June 2010
Tokyo, Japan	Marketing, Engineering, Logistics & Sales	8,952	September 2010
Osaka-Shi Osaka, Japan	Marketing & Engineering	326	July 2010
Taipei, Taiwan, Republic of China	Marketing, Logistics & Sales	5,900	March 2010
San Jose, California	Marketing & Sales	3,358	May 2011
Seoul, South Korea	Sales	2,539	September 2009
Singapore	Sales	194	October 2009
Singapore	Engineering	327	February 2010
Shanghai, China	Sales	3,700	August 2011
Shenzhen, China	Sales	992	July 2009
Hong Kong, China	Sales	480	March 2010
Beijing, China	Sales	176	February 2010
Lake Oswego, Oregon	Sales	400	January 2010
Durham, North Carolina	Sales	170	March 2010
Houston, Texas	Sales	130	January 2010

The Company believes that all of its facilities are in good condition, adequate for intended use and sufficient for its immediate needs. In January 2009, the Company consolidated operations at two previously leased facilities in Austin, Texas and has taken occupancy of a new 63,138 square foot facility in northern Austin, Texas. The lease agreement has a term of one hundred and twenty five (125) months, expiring in June 2019.

The Company currently expects to either renew existing leases or identify suitable alternative leased space for all leases expiring in fiscal 2010. It is not certain whether the Company will negotiate new leases on its other facilities as such leases expire in fiscal 2011 and beyond. Such determinations will be made as those leases approach expiration and will be based on an assessment of requirements and market conditions at that time. Further, management believes that additional space can be readily obtained, if necessary, based on prior experience and current and expected real estate market conditions.

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

On July 3, 2007, OPTi, Inc. (“OPTi”) filed a lawsuit in the United States District Court for the Eastern District of Texas against the Company, Advanced Micro Devices, Inc., Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., STMicroelectronics, Inc., and Via Technology, Inc. OPTi’s Complaint alleges that the Company’s Low Pin Count products infringe two patents and seeks unspecified damages (including treble damages for willful infringement), attorneys fees and injunctive relief. On September 5, 2007, the Company answered the Complaint, denying OPTi’s allegations and asserting counterclaims for declaratory judgments of invalidity, unenforceability and noninfringement of the two patents-in-suit. The Court has set a claim construction hearing for July 30, 2009. On April 13, 2009, the Court granted OPTi’s unopposed motion to postpone the trial date, which had been previously set for November 2, 2009. The Court has not set a new trial date. The Company intends to vigorously defend against the allegations of OPTi’s Complaint.

Item 4. — Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2009.

PART II

Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is traded in the over-the-counter market under the NASDAQ symbol SMSC. Trading is reported in the NASDAQ Global Select Market. There were approximately 1,069 holders of record of the Company’s common stock at February 28, 2009.

The following table sets forth the high and low trading prices, for the periods indicated, for SMSC’s common stock as reported by the NASDAQ Global Select Market:

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter	$33.09	$26.50	$35.25	$27.31
Second Quarter	$32.60	$24.47	$37.95	$30.37
Third Quarter	$29.68	$12.07	$39.95	$33.13
Fourth Quarter	$17.79	$13.00	$39.60	$28.22

Dividend Policy

The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has never paid a cash dividend and does not currently expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the caption “Equity Compensation Plan Information,” appearing in the 2009 Proxy Statement related to the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”), is hereby incorporated by reference. For additional information on the Company’s stock-based compensation plans, refer to Part IV Item 15(a)(1) — Financial Statements — Note 14.

Common Stock Repurchase Program

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. The Board of Directors authorized the repurchase of additional shares in one million share increments in July 2000, July 2002, November 2007 and April 2008, bringing the total authorized repurchases to five million shares as of February 28, 2009.

As of February 28, 2009, the Company has repurchased approximately 4.5 million shares of its common stock at a cost of $101.2 million under this program, including 1,084,089 shares repurchased at a cost of $28.5 million in fiscal 2009, 1,165,911 shares repurchased at a cost of $40.6 million in fiscal 2008 and 253,300 shares repurchased at a cost of $6.1 million in fiscal 2007.

There was no share repurchase activity for the fourth quarter of fiscal 2009.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for the five fiscal years ended February 28, 2009. The graph and table assume that $100 was invested on February 29, 2004 (the last day of trading for the fiscal year ended February 29, 2004) in each of our common stock, the NASDAQ Composite Index and the Philadelphia Semiconductor Index, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Standard Microsystems Corporation, The NASDAQ Composite Index
And The Philadelphia Semiconductor Index

*	$100 invested on 2/29/04 in stock or index, including reinvestment of dividends. Fiscal year ending February 28 or 29.

	2/04	2/05	2/06	2/07	2/08	2/09
Standard Microsystems Corporation	100.00	58.18	107.93	94.82	97.28	51.68
NASDAQ Composite	100.00	84.76	78.48	80.36	78.29	50.47
Philadelphia Semiconductor	100.00	86.13	92.90	89.68	78.38	48.53

Item 6. — Selected Financial Data

Standard Microsystems Corporation and Subsidiaries
SELECTED FINANCIAL DATA

As of February 28 or 29, and for the Fiscal Years Then Ended	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Operating Results
Product sales	$316,383	$365,671	$359,010	$308,345	$197,803
Intellectual property revenues	9,113	12,178	11,584	10,773	11,012
Total sales and revenues	325,496	377,849	370,594	319,118	208,815
Costs of goods sold	163,693	185,963	198,197	176,598	114,753
Gross profit	161,803	191,886	172,397	142,520	94,062
Research and development	74,169	71,660	66,585	58,274	42,988
Selling, general and administrative	88,291	82,578	75,485	70,675	50,087
Restructuring charges	5,197	—	—	—	—
Impairment of goodwill	52,300	—	—	—	—
In-process research and development	—	—	—	895	—
Gains on real estate transactions	—	—	—	—	(1,017)
Settlement charge	—	—	—	—	6,000
Operating (loss) income	(58,154)	37,648	30,327	12,676	(3,996)
Other income	7,556	5,690	4,950	3,866	3,331
Net (loss) income	$(49,409)	$32,906	$27,015	$12,030	$1,602
Diluted net (loss) income per share
Net (loss) income	$(2.24)	$1.39	$1.16	$0.55	$0.08
Diluted weighted average common shares outstanding	22,081	23,623	23,259	21,998	19,318
Balance Sheet and Other Data
Cash, cash equivalents and short-term investments	$97,156	$61,641	$160,023	$155,033	$172,645
Long-term investments	$69,223	$124,469	$—	$—	$—
Working capital	$145,886	$118,849	$212,226	$172,710	$214,655
Total assets	$429,686	$539,476	$493,639	$449,694	$319,895
Long-term obligations	$15,625	$15,992	$16,850	$17,330	$12,326
Shareholders’ equity	$348,808	$436,089	$391,942	$333,969	$269,849
Book value per common share	$15.91	$19.14	$17.14	$15.18	$14.44
Capital expenditures	$17,883	$13,263	$26,995	$23,750	$8,432
Depreciation and amortization	$22,346	$20,370	$19,316	$16,654	$11,534

This selected financial data should be read in conjunction with the financial statements as set forth in Part IV Item 15(a)(1) — Financial Statements and Part II. Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The operating results presented above reflect:

•	The Company’s charge of $52.3 million for the impairment of goodwill related to the OASIS acquisition, as more fully described in Part IV Item 15(a)(1) — Financial Statements — Note 6.
•	The Company’s restructuring charge of $5.2 million, as more fully described in Part IV Item 15(a)(1) — Financial Statements — Note 13.

•	The receipts of $9.0 million, $12.0 million, $11.3 million, $10.3 million and $10.0 million of certain intellectual property payments in fiscal 2009, 2008, 2007, 2006 and 2005, respectively, as more fully described in Part IV Item 15(a)(1) — Financial Statements — Note 12.
•	Sales of real estate in fiscal 2005 as more fully described in Part IV Item 15(a)(1) — Financial Statements — Note 10 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, as filed with the SEC on April 30, 2007 (the “FY2007 Form 10-K”).
•	A litigation settlement charge of $6.0 million in fiscal 2005, as more fully described in Part IV Item 15(a)(1) — Financial Statements — Note 14 of the Company’s FY2007 Form 10-K.
•	The write-off of $2.7 million of inventory held by one of the Company’s distributors during fiscal 2005, as more fully described in Part IV Item 15(a)(1) — Financial Statements — Note 2 of the Company’s FY2007 Form 10-K.
•	The Company’s acquisition of OASIS SiliconSystems Holding AG on March 30, 2005, as more fully described in Part IV Item 15(a)(1) — Financial Statements — Note 5 of the Company’s FY2008 Form 10-K.

Item 7. — Management’s Discussion and Analysis of Financial Conditions and Results of Operations

GENERAL

The following discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes, included in Part IV Item 15(a)(1) — Financial Statements, of this Report.

Forward-Looking Statements

Portions of this Report may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs and assumptions, current expectations, estimates and projections. Such statements, including statements relating to the Company’s expectations for future financial performance, are not considered historical facts and are considered forward-looking statements under the federal securities laws. Words such as “believe,” “expect,” “anticipate” and similar expressions identify forward-looking statements. These risks and related uncertainties may cause the Company’s actual future results to be materially different from those discussed in forward-looking statements. The Company’s risks and uncertainties include the timely development and market acceptance of new products; the impact of competitive products and pricing; the Company’s ability to procure capacity from suppliers and the timely performance of their obligations, commodity prices, interest rates and foreign exchange, potential investment losses as a result of market liquidity conditions, the effects of changing economic conditions domestically and internationally and on its customers; relationships with and dependence on customers and growth rates in the personal computer, consumer electronics and embedded and automotive markets and within the Company’s sales channel; changes in customer order patterns, including order cancellations or reduced bookings; the effects of tariff, import and currency regulation; potential or actual litigation; and excess or obsolete inventory and variations in inventory valuation, among others. In addition, SMSC competes in the semiconductor industry, which has historically been characterized by intense competition, rapid technological change, cyclical market patterns, price erosion and periods of mismatched supply and demand.

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

Description of Business

SMSC designs and sells a wide range of silicon-based integrated circuits that utilize analog and mixed-signal technologies. The Company’s integrated circuits and systems provide a wide variety of signal processing attributes that are incorporated by its globally diverse customers into numerous end products in the Consumer Electronics, Automotive, Mobile PC, Desktop PC and Industrial markets. These products generally provide connectivity, networking, or input/output control solutions for a variety of high-speed communication, computer and related peripheral, consumer electronics, industrial control systems or automotive information applications. The market for these solutions is increasingly diverse, and the Company’s technologies are increasingly used in various combinations and in alternative applications.

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

Revenue Recognition

Sales and associated gross profit from shipments to the Company’s distributors, other than to distributors in Japan, are deferred until the distributors resell the products. Shipments to distributors, other than to distributors in Japan, are made under agreements allowing price protection and limited rights to return unsold merchandise. In addition, SMSC’s shipments to its distributors may be subject from time to time to short-term fluctuations as distributors manage their inventories to current levels of end-user demand. Therefore, SMSC considers the policy of deferring revenue on shipments to distributors to be a more meaningful presentation of the Company’s operating results, as reported sales are more representative of end-user demand. This policy is a common practice within the semiconductor industry. The Company’s revenue recognition is therefore highly dependent upon receiving pertinent, accurate and timely data from its distributors. Distributors routinely provide the Company with product, price, quantity and end customer data when products are resold, as well as periodic inventory data. In determining the appropriate amount of revenue to recognize, the Company uses this data in reconciling any differences between the distributors’ reported inventories and shipment activities. Although this information is reviewed and verified for accuracy, any errors or omissions made by the Company’s distributors and not detected by the Company, if material, could affect reported operating results.

Shipments made by the Company’s Japanese subsidiary to distributors in Japan are made under agreements that permit limited or no stock return or price protection privileges. SMSC recognizes revenue from product sales to distributors in Japan, and to original equipment manufacturers (OEMs), as title passes upon delivery, net of appropriate reserves for product returns and allowances.

Inventories

The Company’s inventories are comprised of complex, high technology products that may be subject to rapid technological obsolescence and which are sold in a highly competitive industry. Inventories are valued at the lower of standard cost (which approximates first-in, first-out cost) or market, and are reviewed at least quarterly for product obsolescence, excess balances and other indications of impairment in value, based upon assumptions of future demand and market conditions. When it is determined that specific inventory is stated at a higher value than that which can be recovered, the Company writes this inventory down to its estimated realizable value with a charge to costs of goods sold. While the Company endeavors to appropriately forecast customer demand and stock commensurate levels of inventory, unanticipated inventory write-downs may be required in future periods relating to inventory on hand as of any reported balance sheet date.

Fair Value Measurements

Effective March 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”), except as it applies to the non-financial assets and non-financial liabilities subject to FSP SFAS 157-2. SFAS 157 clarifies the definition of fair value, establishes a framework for measurement of fair value and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s current fiscal year ended February 28, 2009), except as amended by FASB Staff Position (“FSP”) SFAS 157-1, which was effective upon adoption during the Company’s current fiscal year ended February 28, 2009, FSP SFAS 157-2, which is effective for fiscal years beginning after November 15, 2008 (SMSC’s fiscal year beginning March 1, 2009, or fiscal 2010) and FSP SFAS No. 157-3, which was effective upon adoption during the Company’s current fiscal year ended February 28, 2009. FSP SFAS 157-1 and FSP SFAS 157-2 allow partial adoption relating to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring basis. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company will adopt the remaining provisions of SFAS 157 in the first quarter of fiscal 2010, and does not anticipate that its adoption will have a material impact on its consolidated financial statements.

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

Level 3 assets consist primarily of auction rate securities. The Company estimates the fair value of these investments based on a trinomial discount model. This model considers the probability of three potential occurrences for each auction event through the maturity date of the security. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include, but are not limited to, the security’s collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each security is determined by summing the present value of the probability weighted future principal and interest payments determined by the model. The discount rate was determined using a proxy based upon the current market rates for successful auctions within the AAA-rated auction rate securities market. The expected term was based on management’s estimate of future liquidity. The illiquidity discount was based on the levels of federal insurance or FFELP backing for each security as well as considering similar preferred stock securities ratings and asset backed ratio requirements for each security.

Stock-Based Compensation

The Company has several stock-based compensation plans in effect under which incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”) and stock appreciation rights (“SARs”) are granted to employees and directors. Stock options and SARs are granted with exercise prices equal to the fair value of the underlying shares on the date of grant. New shares of common stock are issued in settling stock option exercises and restricted stock awards.

Effective March 1, 2006 the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company considered the provisions of SAB 107 in its adoption of SFAS 123R.

The Company elected the modified prospective transition method as permitted by SFAS 123R. Accordingly, prior periods were not revised to reflect the impact of SFAS 123R. Under this transition method, compensation cost recognized includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, February 28, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and previously presented in the pro forma footnote disclosures); and (ii) compensation cost for all stock-based payments granted or modified subsequent to February 28, 2006 (based on fair values estimated in accordance with the new provisions of SFAS No. 123R).

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

Subsequent to the adoption of SFAS No. 123(R), the Black-Scholes option pricing model is used for estimating the fair value of options and SARs granted and corresponding compensation expense to be recognized. The Black-Scholes model requires certain assumptions, judgements and estimates by the Company to determine fair value, including expected stock price volatility, risk-free interest rate and expected life. The Company based the expected volatility on historical volatility. Beginning in the first quarter of fiscal 2009, the Company based the expected term of options granted using the midpoint scenario, which combines historical exercise data with hypothetical exercise data. Prior to that, the Company based expected term of options on an actuarial model. The expected term of each individual SARs award is currently assumed to be the midpoint of the remaining term through expiration as of any remeasurement date. Share-based compensation amounts related to RSAs is calculated based on the market price of the Company’s common stock on the date of grant. There were no dividends expected to be paid on the Company’s common stock over the expected lives estimated.

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

Valuation of Long-Lived Assets

Long-lived assets, including property, plant and equipment, and definite-lived intangible assets, are monitored and reviewed for impairment in value whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of the related asset and its eventual disposition. The estimated cash flows are based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to factors such as technological changes, economic conditions, and changes in the Company’s business model or operating performance. If at the time of such evaluation the sum of expected undiscounted cash flows (excluding interest) is below the carrying value, an impairment loss is recognized, which is measured as the amount by which the carrying value exceeds the fair value of the asset.

Indefinite-lived intangible assets are also reviewed annually for potential impairment. As of February 28, 2009, the Company had $5.4 million of trademarks associated with its automotive reporting unit, which was evaluated and deemed recoverable as part of the assessment of related goodwill.

Goodwill is tested for impairment in value annually, as well as when events or circumstances indicate possible impairment in value. The Company performs an annual goodwill impairment review during the fourth quarter of each fiscal year. The Company completed its most recent annual goodwill impairment review during the fourth quarter of fiscal 2009. In accordance with SFAS 142, we compared the carrying value of each of our reporting units that existed at those times to their estimated fair value. For purposes of SFAS 142 testing, the Company has two reporting units: the automotive reporting unit and the analog/mixed signal reporting unit. The automotive unit consists of those portions of the business that were acquired in the March 30, 2005 acquisition of OASIS including the infotainment networking technology known as Media Oriented Systems Transport (“MOST”). The analog/mixed signal reporting unit is comprised of most other portions of the business.

The Company considered both the market and income approaches in determining the estimated fair value of the reporting units, specifically the market multiple methodology and discounted cash flow methodology. The market multiple methodology involved the utilization of various revenue and cash flow measures at appropriate risk-adjusted multiples. Multiples were determined through an analysis of certain publicly traded companies that were selected on the basis of operational and economic similarity with the business operations. Provided these companies meet these criteria, they can be considered comparable from an investment standpoint even if the exact business operations and/or characteristics of the entities are not the same. Revenue and EBITDA multiples were calculated for the comparable companies based on market data and published financial reports. A comparative analysis between the Company and the public companies deemed to be comparable formed the basis for the selection of appropriate risk-adjusted multiples for the Company. The comparative analysis incorporates both quantitative and qualitative risk factors which relate to, among other things, the nature of the industry in which the Company and other comparable companies are engaged. In the discounted cash flow methodology, long-term projections prepared by the Company were utilized, which were recently revised in light of the current economic environment. The cash flows projected were analyzed on a “debt-free” basis (before cash payments to equity and interest bearing debt investors) in order to develop an enterprise value. A provision, based on these projections, for the value of the Company at the end of the forecast period, or terminal value, was also made. The present value of the cash flows and the terminal value were determined using a risk-adjusted rate of return, or “discount rate.”

Upon completion of the fiscal 2009 assessment, it was determined that the carrying value of our automotive reporting unit exceeded its estimated fair value. The estimated fair value of the analog/mixed signal reporting unit exceeded carrying value. Because indicators of impairment existed for the goodwill associated with the automotive reporting unit, we performed the second step of the test required under SFAS 142 to determine the fair value of the related goodwill.

In accordance with SFAS 142, the implied fair value of goodwill was determined in the same manner as utilized to estimate the amount of goodwill recognized in a business combination. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of the reporting unit as of February 28, 2009. As part of the second step of the impairment test performed, the Company determined the implied fair value of certain long-lived intangible assets, including developed technology, customer relationships and trademarks. Current implied fair values of these long-lived intangibles were determined to be in excess of net book values as of February 28, 2009. The implied fair value of goodwill was measured as the excess of the fair value of the reporting unit over the fair value amounts assigned to its assets and liabilities. The impairment loss for the reporting unit was measured by the amount the carrying value of goodwill exceeded the fair value of the goodwill. Based on this assessment, we recorded a charge of $52.3 million as of February 29, 2009. Refer to Part IV Item 15(a)(i) —  Financial Statements — Note 6, for additional information.

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

The Company regularly evaluates the realizability of its deferred tax assets by assessing its forecasts of future taxable income and reviewing available tax planning strategies that could be implemented to realize the deferred tax assets. At February 28, 2009, the Company had $41.1 million of deferred tax assets net of a valuation allowance of $5.8 million and $12.9 million of deferred tax liabilities. The Company’s ability to utilize its deferred tax assets and the continuing need for related valuation allowances are monitored on an ongoing basis.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”); (ii) SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”); and (iii) SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107 and APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009 (SMSC’s fiscal quarter ending August 31, 2009). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If it were concluded that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value. In such instances, changes in valuation techniques or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating these Staff Positions, but do not believe their adoption will have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing net income per share under the two-class method described in FASB SFAS No. 128, “Earnings per Share”. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years (SMSC’s fiscal year and fiscal quarter beginning March 1, 2009). The Company has evaluated this EITF and has determined that there will be an immaterial impact on computing net income per share.

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

In April 2009 the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (SMSC’s fiscal year beginning March 1, 2009). Should the Company consummate any acquisitions after the effective date, it would be anticipated that SFAS 141R would likely have an impact on our consolidated financial statements. However, the impact (if any) would depend upon the nature, terms and size of such business acquisitions.

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

RESULTS OF OPERATIONS

Business Outlook

Our future results of operations and other matters comprising the subject of forward-looking statements contained in this Form 10-K, including within this MD&A, involve a number of risks and uncertainties — in particular, current economic uncertainty, including the tightening of credit markets, as well as future economic conditions; our goals and strategies; new product introductions; plans to cultivate new businesses; divestitures or investments; revenue; pricing; gross margin and costs; capital spending; depreciation; R&D expense levels; selling, general and administrative expense levels; potential impairment of investments; our effective tax rate; pending legal proceedings; and other operating parameters. The current uncertainty in global economic conditions has made it particularly difficult to predict product demand and other related matters, and has made it more likely that our actual results could differ materially from our expectations. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ materially from our expectations. See the risks described in Part I — Item 1.A. — Risk Factors.

Fiscal Year Ended February 28, 2009 Compared to Fiscal Year Ended February 29, 2008

Overview

Net revenue, gross profit, operating (loss) income, and net (loss) income for fiscal 2009 and 2008 were as follows (in thousands):

	2009	2008
Sales and revenues	$325,496	$377,849
Gross profit	$161,803	$191,886
Operating (loss) income	$(58,154)	$37,648
Net (loss) income	$(49,409)	$32,906

Sales and revenues for fiscal 2009 were $325.5 million, a decrease of $52.4 million or 13.9% from sales and revenues of $377.8 million in the prior fiscal year. Revenue was down due to global economic conditions and a significant industry-wide correction in PC and automotive market inventories. The revenue decline in the fourth quarter was dramatic and resulted from sharply reduced demand and inventory contraction across the supply chain. Further, the 13.3% sequential decline from the second quarter of fiscal 2009 to the third quarter of fiscal 2009 was the first time in recent years that our third-quarter revenue fell below our second-quarter revenue, breaking our normal seasonal pattern. While demand for our products seems to have stabilized somewhat to date, uncertainty around demand remains, particularly in the automotive market.

The Company reported a gross profit of $161.8 million or 49.7% of sales and revenues in fiscal 2009, a decrease of $30.1 million, compared to gross profit of $191.9 million, or 50.8% of sales and revenues in fiscal 2008. The decrease in gross profit as a percentage of sales and revenues in the current fiscal year compared to the prior fiscal year was primarily due to a significant increase in unabsorbed manufacturing costs.

An operating loss of $58.2 million was generated in fiscal 2009 compared to operating income of $37.6 million in the prior fiscal year. The significant decline in operating income (loss) was primarily attributable to the goodwill impairment charge of $52.3 million, restructuring charges of $5.2 million and a decrease in product sales volume, particularly in the fourth quarter.

Net loss for fiscal 2009 was $49.4 million, compared to net income of $32.9 million for the prior fiscal year. This significant decline was primarily due to the factors mentioned above, partially offset by favorable foreign exchange gains during the year.

Sales and Revenues

The Company’s sales and revenues for fiscal 2009 were $325.5 million, consisting of $316.4 million of product sales and $9.1 million of intellectual property revenues, compared to fiscal 2008 sales and revenues of $377.8 million, consisting of $365.7 million of product sales and $12.2 million of intellectual property revenues. This 13.9% decrease for the Company as a whole came from substantial decreases in shipping volumes of automotive and mobile and desktop computing products, particularly in the third and fourth quarters. This was partially offset by higher revenues for certain USB products as well as new analog products designed for mobile device applications such as smart phones. The overall revenue decrease compared to the prior year is a reflection of recent and current economic conditions.

Intellectual property revenues include $9.0 million and $12.0 million in fiscal 2009 and 2008, respectively, received from Intel Corporation pursuant to the terms of a September 2003 business agreement. Intellectual property revenues for fiscal 2009 include payments under this agreement of $3.0 million in each of the first three fiscal quarters. Fiscal 2008 results include the payments of $3.0 million in each fiscal quarter. Payments pursuant to this agreement ceased with receipt of the final payment in the third quarter of fiscal 2009.

Sales and revenues by country for fiscal years 2009 and 2008 were as follows (in thousands):

	Fiscal
	2009	2008
Taiwan	$94,163	$103,661
China	65,187	94,200
Japan	50,963	52,132
United States	28,791	34,531
Germany	28,215	35,650
Other	58,177	57,675
	$325,496	$377,849

Product sales to electronic component distributors and original design manufacturers (“ODMs”) were reflected in the table above based on the country of their respective operations; the geographic locations of end customers may differ.

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

Costs of Goods Sold

Costs of goods sold include: the purchase cost of finished silicon wafers manufactured by independent foundries (including mask and tooling costs); costs of assembly, packaging and mechanical and electrical testing; manufacturing overhead; quality assurance and other support overhead (including costs of personnel and equipment associated with manufacturing support); royalties paid to developers of intellectual property incorporated into the Company’s products; amortization of intangible assets relating to acquired technologies; and adjustments for excess, slow-moving or obsolete inventories.

The Company reported a gross profit of $161.8 million or 49.7% of sales and revenues in fiscal 2009, a decrease of $30.1 million, compared to gross profit of $191.9 million, or 50.8% of sales and revenues in fiscal 2008. The decrease in gross profit as a percentage of sales and revenues in the current fiscal year compared to the prior fiscal year was primarily due to a significant increase in unabsorbed manufacturing overhead costs, as the Company adjusted production levels downward in response to demand and to reduce its own inventory levels. Additionally, gross profit was impacted by the decrease in intellectual property revenues of $3 million in the fourth quarter of fiscal 2009, as Intel payments ceased with receipt of the final payment in the third quarter.

The Company routinely assesses its stock positions and evaluates for potential defective, excess or obsolete inventory. Lower of cost or market adjustments are also made as required. In fiscal 2009, the Company recorded approximately $3.5 million of net inventory provisions, as compared with $1.8 million in fiscal 2008. The increase in net inventory provisions was primarily attributable to certain excess and obsolete inventory positions, mostly associated with end of life products.

In addition, in fiscal 2009, the Company incurred an additional $2.1 million in surcharges from assembly service providers to compensate for the rise in gold prices. Expenses of $1.2 million relating to stock-based compensation pursuant to SFAS 123R are included in current year costs of goods sold, compared to $1.4 million in the prior year.

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

R&D expenses were $74.2 million and $71.7 million in fiscal 2009 and fiscal 2008, respectively, growing from approximately 19.0% to 22.8% of sales and revenues. Expenses rose $2.5 million, due to increased investment in new product development and employee costs partially offset by a reduction in stock-based compensation pursuant to SFAS 123R, which decreased from $6.7 million in fiscal 2008 to $3.6 million in fiscal 2009.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of sales, marketing, finance (including compliance costs), information technology, legal, human resources management and other executive and administrative costs. SG&A expenses were $88.3 million, or approximately 27.1% of sales and revenues, for fiscal 2009, compared to $82.6 million, or approximately 21.9% of sales and revenues, for fiscal 2008. SG&A expenses increased $5.7 million, primarily due to increased headcount and other infrastructure costs and executive transition costs related to the replacement of both the Chief Executive Officer and Chief Financial Officer. Net charges of $7.9 million relating to stock-based compensation pursuant to SFAS 123R are included in the current year, compared to $7.0 million in charges related to stock-based compensation in the prior year.

Restructuring Charges

In the fourth quarter of fiscal 2009, the Company announced a restructuring plan that included a supplemental voluntary retirement program and involuntary separations that would result in approximately a ten percent reduction in employee headcount and expenses worldwide. This action resulted in a charge of $5.2 million for severance and termination benefits for 88 full-time employees. An additional $0.1 million will be recorded in the first quarter of fiscal 2010 for two full-time employees who elected to accept voluntary retirement benefits subsequent to February 28, 2009.

Impairment of Goodwill

In accordance with the provisions of SFAS 142, goodwill is not amortized, but is tested for impairment in value annually, as well as when events or circumstances might indicate possible impairment in value. The Company performs an annual goodwill impairment test during the fourth quarter of each fiscal year, and recently concluded that the carrying amount of goodwill associated with its automotive reporting unit was impaired by approximately $52.3 million. The impairment charge was determined by comparing the carrying value of goodwill assigned to the reporting unit with the fair value of the reporting unit. The Company considered both the market and income approaches in determining both the fair value of the reporting unit and the implied fair value of the goodwill, which required estimates of future operating results and cash flows of the reporting unit discounted using a risk adjusted discount rate of return, or “discount rate.” The estimates of future operating results and cash flows were principally derived from an updated long-term financial forecast, which was recently revised in light of the current economic environment.

Interest and Other (Expense) Income

The decrease in interest income, from $7.5 million in fiscal 2008 to $5.1 million in fiscal 2009, is primarily the result of a decrease in the Company’s overall investment in auction rate securities, as the Company continues to liquidate its positions as opportunities arise in response to market conditions. Funds from liquidated auction rate securities investments as well as funds generated through operating activities are earning lower average rates of return. The Company is currently investing in money market funds, and certain high quality fixed income securities with a double AA rating or better and ample market liquidity.

Interest expense remained at $0.3 million in both fiscal 2008 and fiscal 2009. The increase in other income in fiscal 2009 consisted primarily of foreign exchange rate gains on U.S. dollar transactions of SMSC Europe. The Company reported foreign currency gains of $2.5 million in fiscal 2009, compared to exchange losses of $1.9 million in fiscal 2008. The Company has taken action in the fourth quarter of fiscal 2009 to minimize the impact of such fluctuations going forward, primarily limiting the amount of U.S. dollar monetary assets held by SMSC Europe.

Provision for Income Taxes

The Company’s effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses, and the impact of tax-exempt income and various income tax credits.

The benefit from income taxes for fiscal 2009 was $1.2 million, or an effective income tax rate of 2.4% against a $50.6 million of losses before income taxes. This benefit included the impact of $1.9 million from income tax credits (including $0.5 million relating to U.S. federal research and development credits attributable to the prior fiscal year), $1.3 million from tax exempt income, a $0.3 million increment from differences between foreign and U.S. income tax rates, and a reversal of unrecognized tax benefits of $0.5 million. The goodwill impairment charge of $52.3 million is not deductible for tax purposes. Therefore, no book tax benefit was recorded in connection with this charge.

The provision for income taxes for fiscal 2008 was $10.4 million, or an effective income tax rate of 24.1% against $43.3 million of income before income taxes. This provision included the impact of $1.6 million from income tax credits, $2.3 million from tax exempt income, a $2.0 million benefit from differences between foreign and U.S. income tax rates, a reversal of unrecognized tax benefits of $1.1 million and an adjustment to prior years taxes for stock options of $1.2 million.

The provisions for income taxes from continuing operations have not been reduced for approximately $0.6 million and $6.4 million of tax benefits in fiscal 2009 and 2008, respectively, derived from activity in stock-based compensation plans. These tax benefits have been credited to additional paid-in capital.

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

Intellectual property revenues include $12.0 million and $11.3 million in fiscal 2008 and 2007, respectively, received from Intel Corporation pursuant to the terms of a September 2003 business agreement. Intellectual property revenues for fiscal 2008 include payments under this agreement of $3.0 million in each fiscal quarter. Fiscal 2007 results include the payments of $2.8 million in the first, second, and third quarters and $3.0 million in the fourth quarter.

Sales and revenues by country for fiscal years 2008 and 2007 were as follows (in thousands):

	Fiscal
	2008	2007
Taiwan	$103,661	$132,972
China	94,200	52,136
Japan	52,132	70,720
United States	34,531	34,937
Germany	35,650	46,717
Other	57,675	33,112
	$377,849	$370,594

Costs of Goods Sold

The Company reported a gross profit of $191.9 million or 50.8% of sales and revenues in fiscal 2008, an increase of $19.5 million, compared to gross profit of $172.4 million, or 46.5% of sales and revenues in fiscal 2007.

The increase in gross profit in fiscal 2008 compared to fiscal 2007 resulted primarily from discontinued sales of certain lower profit generating legacy computing products, as well as successfully achieving material cost savings and production and test efficiencies. In fiscal 2008, the Company recorded approximately $1.8 million of net inventory valuation adjustments, as compared with $3.2 million in fiscal 2007. The reduction in net inventory valuation adjustments is primarily attributable to a reduction in quality related issues, which were somewhat higher than usual in fiscal 2007, as the Company increased its investment in quality assurance capabilities and can now more closely monitor and control quality performance at the fabless supply chain partner level.

In addition, in the latter half of fiscal 2008 and particularly in the fourth quarter, the Company incurred an additional $0.4 million in surcharges from assembly service providers to compensate for the rise in gold prices. Expenses of $1.4 million relating to stock-based compensation pursuant to SFAS 123R are included in fiscal 2008, compared to $0.5 million related to stock-based compensation in fiscal 2007. Costs of goods sold include approximately $0.4 million in fiscal 2007 relating to prior periods for certain United States Customs fees.

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

Selling, General and Administrative Expenses

SG&A expenses were $82.6 million, or approximately 21.9% of sales and revenues, for fiscal 2008, compared to $75.5 million, or approximately 20.4% of sales and revenues, for fiscal 2007. SG&A expenses increased $7.1 million, primarily due to increased headcount and other infrastructure costs, in support of business growth. Net charges of $7.0 million relating to stock-based compensation pursuant to SFAS 123R are included in fiscal 2008, compared to $4.3 million in charges related to stock-based compensation in fiscal 2007. SG&A expenses include approximately $0.5 million in fiscal 2007 relating to prior periods for certain employee benefits related charges.

Interest and Other (Expense) Income

The increase in interest income, from $4.7 million in fiscal 2007 to $7.5 million in fiscal 2008 was the result of an increase in interest earned on short-term and long-term investments, as well as the impact of higher default rates on auction rate securities, beginning in the fourth quarter of fiscal 2008. Interest expense remained at $0.3 million in both fiscal 2007 and fiscal 2008. Other expenses in fiscal 2008 consisted primarily of foreign exchange rate losses on U.S. dollar transactions of SMSC Europe. Other income in fiscal 2007 included $0.2 million in gains on the sale of certain fixed assets.

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

Legislation was not passed extending the income tax credits that previously existed relating to qualified research and development expenditures in the U.S. incurred after December 31, 2007. For the first three quarters of fiscal year 2008 the Company had recognized these credits in its tax provision but did not recognize tax benefits for credits applicable to January and February 2008 until new legislation was passed in fiscal 2009.

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

LIQUIDITY & CAPITAL RESOURCES

The Company currently finances its operations through a combination of existing working capital resources and cash generated by operations. The Company had no bank debt during fiscal 2009, 2008 or 2007.

The Company’s cash, cash equivalents and long-term investments (including investments in auction rate securities with maturities in excess of one year) were $166.4 million at February 28, 2009, compared to $186.1 million at February 29, 2008. Stock repurchases of $28.5 million, and capital expenditures of $17.9 million, partially offset by positive cash flows from operations of $35.9 million, contributed to this decrease. There were no investments classified as short-term as of February 28, 2009 and February 29, 2008.

Operating activities generated $35.9 million of cash during fiscal 2009, compared to $59.4 million of cash generated in fiscal 2008. The decrease in operating cash flows reflect the impact of a significant decrease in revenues and operating profits in the second half of fiscal 2009. Accounts receivable decreased significantly, commensurate with the decline in fourth quarter sales volume, offset by a significant decrease in accounts payable, commensurate with the related reduction in production activity.

Investing activities contributed $30.2 million of cash during fiscal 2009, resulting from the redemption of auction rate securities totaling $48.1 million, partially offset by $17.9 million in capital expenditures. Capital expenditures increased in fiscal 2009 as compared to fiscal 2008 due to a significant increase in information systems and technology investments in the current fiscal year. Investing activities consumed $14.2 million of cash during fiscal 2008, reflecting a $0.7 million net increase in short-term and long-term investments, and $13.3 million in capital expenditures.

In the fourth quarter of fiscal 2008, the Company ceased investing in auction rate securities, following failures of auctions for such securities that have historically provided high liquidity and maximized interest yields earned on invested capital. The Company is currently investing in money market funds, and certain high quality fixed income securities with AA ratings or better and ample market liquidity. The Company continues to liquidate investments in auction rate securities as opportunities arise. In the twelve-month period ended February 28, 2009, $48.1 million of such investments were redeemed at par in connection with issuer calls. Subsequent to February 28, 2009, an additional $8.0 million in auction rate securities were redeemed at par in connection with an issuer call.

In the twelve-month period ended February 28, 2009, given the lack of an active market for auction rate securities, the Company estimated and recorded as a charge to comprehensive income a temporary impairment in fair value of its portfolio of approximately $7.0 million (net of tax). The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuer. All redemptions to date have been at par, and an additional $8.0 million in auction rate securities were redeemed at par subsequent to the reporting date. The Company does not believe it will be necessary to access these investments to support current working capital requirements. However, the Company may be required to record additional unrealized losses in other comprehensive income in future periods based on then current facts and circumstances. Further, if the credit rating of the security issuers deteriorates, or if active markets for such securities are not reestablished, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the consolidated income statement, and any such impairment adjustments may be material.

Net cash used in financing activities of $28.5 million during fiscal 2009 consisted primarily of $28.5 million in stock repurchases and $3.4 million of payments under supplier financing arrangements, partially offset by $3.0 million of proceeds from exercises of stock options and $0.4 million in excess tax benefit from stock-based compensation. Financing activities used $21.6 million of cash during fiscal 2008, including $40.6 million of stock repurchases and $2.2 million of payments under supplier financing arrangements, partially offset by $18.4 million of proceeds from exercises of stock options and $2.9 million of excess tax benefits from stock-based compensation.

Working capital increased $27.0 million, or 22.7%, to $145.9 million in fiscal 2009 primarily due to the liquidation of $48.1 million in auction rate securities in connection with issuer calls and positive operating cash flows of $35.9 million, partially offset by stock repurchases of $28.5 million, capital expenditures of $17.9 million, $3.4 million of payments under supplier financing arrangements and the adverse effect of foreign exchange rate changes on cash and cash equivalents of $2.1 million.

In addition, the Company also made non-cash capital investments of $1.2 million in fiscal 2009 for advanced design tools acquired under long-term supplier financing arrangements (typically 3 years). The Company acquired $4.1 million of advanced design tools during fiscal 2008 under similar agreements, for which the vendors also provided extended payment terms. Payments under these agreements are reported within cash flows from financing activities on the consolidated statements of cash flows.

The Company made cash payments for U.S. Federal and state and foreign income taxes of $6.0 million and $7.9 million in fiscal 2009 and fiscal 2008, respectively.

The Company incurred approximately $3.9 million in foreign net operating losses in fiscal year 2009 which will be carried forward and utilized in subsequent years.

In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional one million shares, for a total of up to five million shares authorized under the common stock repurchase program first initiated in October 1998. Shares may be repurchased by the Company on the open market or in private transactions. During fiscal 2009 the Company repurchased 1,084,089 shares of treasury stock at an aggregate cost of $28.5 million. Through February 28, 2009 (inclusive), the Company has repurchased a total of 4,495,084 shares at an aggregate cost of $101.2 million.

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

The Company expects that its cash, cash equivalents and cash flows from operations will be sufficient to finance the Company’s operating and capital requirements through the end of fiscal 2010 and for the foreseeable future.

CONTRACTUAL OBLIGATIONS

The Company’s contractual payment obligations and purchase commitments as of February 28, 2009 were as follows (in thousands):

	Payment Obligations by Period
	Total	Within 1 Year	Between 1 and 3 Years	Between 3 and 5 Years	Thereafter	Other (See Below)
Operating leases	$20,266	$3,708	$5,728	$3,743	$7,087	$—
Other obligations	14,878	4,709	3,878	1,366	4,925	—
Reserve for uncertain tax positions	4,784	—	—	—	—	4,784
Inventory and other purchase commitments	9,884	9,884	—	—	—	—
Total	$49,812	$18,301	$9,606	$5,109	$12,013	$4,784

Other obligations include accrued officers and directors retirement obligations and supplier financing obligations. Inventory and other purchase obligations include purchase commitments for processed silicon wafers and assembly and test services. The Company depends entirely upon subcontractors to manufacture its silicon wafers and provide assembly services, as well as for certain of its test services. Due to the length of subcontractor lead times, the Company orders these materials and services well in advance, and generally expects to receive and pay for these materials and services within the next six months.

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

In addition, given the inherent uncertainty regarding the possible amount and timing of future payments (if any) relating to uncertain tax positions, the Company has not made any assumptions regarding payment obligations by period in the table above for amounts accrued as of February 28, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

As of February 28, 2009, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7.A. — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Investment Liquidity Risk — The Company’s exposure to interest rate risk relates primarily to its investment portfolio (i.e. with respect to interest income). The primary objective of SMSC’s investment portfolio management is to invest available cash while preserving principal and meeting liquidity needs. In accordance with the Company’s investment policy, investments are placed with high credit-quality issuers and the amount of credit exposure to any one issuer is limited.

As of February 28, 2009, the Company’s $69.2 million of long-term investments consisted primarily of investments in U.S. government agency backed AAA rated auction rate securities. From time to time, the Company has also held investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that until recently had been reset every 90 days or less at auction, at which time the securities could also typically be repurchased or sold.

In February 2008, the Company began to experience failed auctions on some of its auction rate securities Based on the failure rate of these auctions, the frequency and extent of the failures, and due to the lack of liquidity in the current market for the auction rate securities, the Company determined that the estimated fair value of the auction rate securities no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of these investments as of February 28, 2009, and recorded an unrealized loss of $7.0 million, (net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income within shareholders’ equity on the consolidated balance sheet.

Assuming all other assumptions disclosed in Part IV — Item 15(a)(1) — Financial Statements — Note 2 of this Report, being equal, an increase or decrease in the liquidity risk premium (i.e. the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the auction rate securities by approximately $1.9 million.

Equity Price Risk — The Company is not exposed to any equity significant price risks at February 28, 2009.

Foreign Currency Risk — The Company has international operations and is therefore subject to certain foreign currency rate exposures, principally the euro and Japanese Yen. The Company conducts a significant amount of its business in Asia. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company’s product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars.

The Company’s most significant foreign subsidiaries, SMSC Japan and SMSC Europe, purchase a significant amount of their products for resale in U.S. dollars, and from time to time have entered into forward exchange contracts to hedge against currency fluctuations associated with U.S. dollar liabilities arising from these product purchases and related obligations. Gains or losses on these contracts are intended to offset the gains or losses recorded for statutory and U.S. GAAP purposes from the remeasurement of certain assets and liabilities from U.S. dollars into local currencies. In fiscal 2008, the Company’s wholly-owned subsidiary in Japan initiated two forward contracts for the delivery of $1.4 million (in exchange for Yen), to cover scheduled payments on intercompany debt due the U.S. parent company. An additional forward contract for the purchase of an additional $0.7 million (in exchange for Yen) was executed during the first quarter of fiscal 2009. Although these contracts were not formally designated as hedges, they were intended to lock in the settlement rate on the underlying obligations and, as such, effectively mitigated the currency exposure on this intercompany debt. As of February 28, 2009, these contracts were either settled or expired.

Operating activities in Europe include transactions conducted in both euros and U.S. dollars. The euro has been designated as SMSC Europe’s functional currency for its European operations. From time to time, SMSC Europe has entered into foreign currency contracts to minimize the exposure of its U.S. dollar denominated transactions, assets and liabilities to currency exchange rate risk. Gains or losses on these contracts are intended to offset the gains or losses recorded from the remeasurement of certain assets and liabilities from U.S. dollars into euros. No such contracts were executed during fiscal 2008 or during fiscal 2009, and there are no obligations under any such contracts as of February, 28, 2009. Gains recorded from the remeasurement of U.S. dollar denominated assets and liabilities into euros for fiscal 2009 were $2.3 million, compared with losses of $2.0 million for fiscal 2008. Losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into Yen for fiscal 2009 were $0.2 million, compared with gains of $0.1 million in fiscal 2008. The Company has taken action in the fourth quarter of fiscal 2009 to minimize the impact of such fluctuations going forward, primarily by limiting the amount of U.S. dollar monetary assets held by SMSC Europe.

Commodity Price Risk — The Company routinely uses precious metals in the manufacturing of its products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect pricing of such commodities. In the latter part of fiscal 2008, particularly in the fourth quarter, the price of gold increased precipitously, and certain of our supply chain partners began and continue to assess surcharges to compensate for the resultant increase in manufacturing costs. While the Company continues to attempt to mitigate the risk of similar increases in commodities-related costs, there can be no assurance that the Company will be able to successfully safeguard against potential short-term and long-term commodities price fluctuations.

Item 8. — Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are set forth in Part IV Item 15(a)(1) — Financial Statements, of this Report.

Item 9. — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9.A. — Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2009. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Disclosure controls and procedures include controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Form 10-K, are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to SMSC and its consolidated subsidiaries is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of its internal controls over financial reporting as of February 28, 2009 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its report entitled Internal Control — Integrated Framework. Based upon this assessment, management has concluded that, as of February 28, 2009, the Company’s internal controls over financial reporting are effective based on those criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the consolidated financial statements and financial statement schedule included in this annual report, has also audited the effectiveness of the Company’s internal control over financial reporting as of February 28, 2009, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9.B. — Other Information

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s 2009 Proxy Statement relating to the annual meeting of stockholders to be held in 2009, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

The information concerning the Company’s code of ethics as required by Part III of this Report is incorporated herein by reference to the section entitled “Code of Business Conduct and Ethics” appearing in the 2009 Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MICROSYSTEMS CORPORATION (Registrant)
By: /s/ KRIS SENNESAEL Kris Sennesael Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ CHRISTINE KING Christine King	President and Chief Executive Officer (Principal Executive Officer)	April 28, 2009
/s/ JOSEPH S. DURKO Joseph S. Durko	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	April 28, 2009
/s/ STEVEN J. BILODEAU Steven J. Bilodeau	Chairman of the Board of Directors	April 28, 2009
/s/ ANDREW M. CAGGIA Andrew M. Caggia	Director	April 28, 2009
/s/ TIMOTHY P. CRAIG Timothy P. Craig	Director	April 28, 2009
/s/ JAMES A. DONAHUE James A. Donahue	Director	April 28, 2009
/s/ PETER F. DICKS Peter F. Dicks	Director	April 28, 2009
/s/ IVAN T. FRISCH Ivan T. Frisch	Director	April 28, 2009
/s/ KENNETH KIN Kenneth Kin	Director	April 28, 2009
/s/ STEPHEN C. MCCLUSKI Stephen C. McCluski	Director	April 28, 2009

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

(a)(3) Exhibits:
Index to Exhibits	90

Exhibits, which are listed on the Index to Exhibits, are filed as part of this report and such Index to Exhibits is incorporated by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Standard Microsystems Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Standard Microsystems Corporation and its subsidiaries at February 28, 2009 and February 29, 2008, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income tax positions in fiscal 2008.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
April 28, 2009

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of February 28 and 29,	2009	2008
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$97,156	$61,641
Accounts receivable, net of allowance for doubtful accounts of $438 at February 28, 2009 and February 29, 2008	26,799	52,877
Inventories	53,413	58,885
Deferred income taxes, net	14,155	16,347
Other current assets	13,658	8,566
Total current assets	205,181	198,316
Property, plant and equipment, net	65,635	60,547
Goodwill	44,321	105,463
Intangible assets, net	27,413	36,930
Long-term investments	69,223	124,469
Deferred income taxes, net	14,123	10,464
Other assets	3,790	3,287
TOTAL ASSETS	$429,686	$539,476
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,881	$29,700
Deferred income on shipments to distributors	11,278	20,766
Accrued expenses, income taxes and other liabilities	35,136	29,001
Total current liabilities	59,295	79,467
Deferred income taxes	5,958	7,928
Other liabilities	15,625	15,992
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, authorized 1,000 shares, none issued	—	—
Common stock, $0.10 par value, authorized 85,000 shares, issued 26,416 and 26,193 shares, and outstanding 21,921 and 22,782 shares, as of February 28, 2009 and February 29, 2008, respectively	2,642	2,619
Additional paid-in capital	325,596	312,499
Retained earnings	124,642	174,051
Treasury stock, 4,495 and 3,411 shares, as of February 28, 2009 and February 29, 2008, respectively at cost	(101,199)	(72,652)
Accumulated other comprehensive (loss) income	(2,873)	19,572
Total shareholders’ equity	348,808	436,089
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$429,686	$539,476

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Years Ended February 28, 29 and 28,	2009	2008	2007
	(in thousands, except per share data)
Product sales	$316,383	$365,671	$359,010
Intellectual property revenues	9,113	12,178	11,584
Sales and revenues	325,496	377,849	370,594
Costs of goods sold	163,693	185,963	198,197
Gross profit on sales and revenues	161,803	191,886	172,397
Operating expenses:
Research and development	74,169	71,660	66,585
Selling, general and administrative	88,291	82,578	75,485
Restructuring charges	5,197	—	—
Impairment of goodwill	52,300	—	—
(Loss) income from operations	(58,154)	37,648	30,327
Interest income	5,119	7,499	4,695
Interest expense	(251)	(315)	(306)
Other income (expense), net	2,688	(1,494)	561
(Loss) income before income taxes	(50,598)	43,338	35,277
(Benefit from) provision for income taxes	(1,189)	10,432	8,262
Net (loss) income	$(49,409)	$32,906	$27,015
Net (loss) income per share:
Basic	$(2.24)	$1.44	$1.22
Diluted	$(2.24)	$1.39	$1.16

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Deferred Stock-Based Compensation	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount			Shares	Amount			Total
	(in thousands)
Balance at February 28, 2006	23,999	$2,400	$250,792	$112,642	(1,992)	$(25,961)	$(3,953)	$(1,951)	$333,969
Impact of initially applying SFAS No. 123(R)	—	—	(3,953)	—	—	—	3,953	—	—
Comprehensive income:
Net income	—	—	—	27,015	—	—	—	—	27,015
Other comprehensive income
Change in unrealized loss on investments	—	—	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	—	—	—	7,568	7,568
Total other comprehensive loss									7,566
Total comprehensive income									34,581
Adjustment for initially applying SFAS No. 158, net of tax	—	—	—	—	—	—	—	(504)	(504)
Issuance of common stock for business acquisition	162	16	3,996	—	—	—	—	—	4,012
Stock options exercised	883	88	14,376	—	—	—	—	—	14,464
Excess tax benefit from employee stock plans	—	—	527	—	—	—	—	—	527
Stock-based compensation	69	7	10,963	—	—	—	—	—	10,970
Purchases of treasury stock	—	—	—	—	(253)	(6,077)	—	—	(6,077)
Balance at February 28, 2007	25,113	$2,511	$276,701	$139,657	(2,245)	$(32,038)	$—	$5,111	$391,942
Comprehensive income:
Net income	—	—	—	32,906	—	—	—	—	32,906
Other comprehensive income
Change in pension liability	—	—	—	—	—	—	—	651	651
Change in unrealized loss on investments	—	—	—	—	—	—	—	8	8
Foreign currency translation adjustment	—	—	—	—	—	—	—	13,802	13,802
Total other comprehensive income									14,461
Total comprehensive income									47,367
Cumulative-effect adjustments on the adoption of FIN 48	—	—	—	1,488	—	—	—	—	1,488
Stock options exercised	1,006	101	18,280	—	—	—	—	—	18,381
Excess tax benefit from employee stock plans	—	—	7,165	—	—	—	—	—	7,165
Stock-based compensation	74	7	10,353	—	—	—	—	—	10,360
Purchases of treasury stock	—	—	—	—	(1,166)	(40,614)	—	—	(40,614)
Balance at February 29, 2008	26,193	$2,619	$312,499	$174,051	(3,411)	$(72,652)	$—	$19,572	$436,089
Comprehensive loss:
Net loss	—	—	—	(49,409)	—	—	—	—	(49,409)
Other comprehensive income:
Change in pension liability	—	—	—	—	—	—	—	47	47
Change in unrealized loss on investments	—	—	—	—	—	—	—	(7,022)	(7,022)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(15,470)	(15,470)
Total other comprehensive loss									(22,445)
Total comprehensive loss									(71,854)
Stock options exercised	163	17	3,029	—	—	—	—	—	3,046
Excess tax benefit from employee stock plans	—	—	(200)	—	—	—	—	—	(200)
Stock-based compensation	60	6	10,268	—	—	—	—	—	10,274
Purchases of treasury stock	—	—	—	—	(1,084)	(28,547)	—	—	(28,547)
Balance at February 28, 2009	26,416	$2,642	$325,596	$124,642	(4,495)	$(101,199)	$0	$(2,873)	$348,808

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended February 28, 29 and 28,	2009	2008	2007
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(49,409)	$32,906	$27,015
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	22,346	20,370	19,316
Impairment of goodwill	52,300	—	—
Foreign exchange (gain) loss	(349)	(476)	152
Excess tax benefits from stock-based compensation	(447)	(2,860)	(1,799)
Stock-based compensation	12,305	8,728	5,530
Deferred income taxes	(2,177)	(3,855)	1,399
(Gains) losses on sales of property, plant and equipment	(59)	18	(152)
Deferred income on shipments to distributors	(9,489)	8,015	(452)
Non cash restructuring charges	5,197	—	—
(Recoveries of) provision for sales returns and allowances	(95)	52	138
Other adjustments, net	—	198	—
Changes in operating assets and liabilities, net of business acquisition impact:
Accounts receivable	25,429	(2,665)	(6,223)
Inventories	3,898	(6,975)	(8,520)
Accounts payable, accrued expenses and other liabilities	(17,067)	(3,947)	1,239
Income taxes receivable and payable	(6,602)	5,866	167
Other changes, net	85	3,979	(2,117)
Net cash provided by operating activities	35,866	59,354	35,693
Cash flows from investing activities:
Capital expenditures	(17,883)	(13,263)	(26,995)
Acquisition of OASIS SiliconSystems Holding AG, net of cash acquired	—	—	(12,555)
Purchases of short-term and long-term investments	(191,045)	(822,842)	(592,107)
Sales and maturities of short-term and long-term investments	239,170	822,130	579,440
Sales of property, plant and equipment	—	—	265
Other	—	(198)	—
Net cash provided by (used for) investing activities	30,242	(14,173)	(51,952)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation	447	2,860	1,799
Proceeds from issuance of common stock	3,045	18,381	14,464
Purchases of treasury stock	(28,548)	(40,614)	(6,077)
Repayments of obligations under capital leases and notes payable	(3,397)	(2,241)	(1,522)
Net cash (used for) provided by financing activities	(28,453)	(21,614)	8,664
Effect of foreign exchange rate changes on cash and cash equivalents	(2,140)	1,819	(82)
Net increase (decrease) in cash and cash equivalents	35,515	25,386	(7,677)
Cash and cash equivalents at beginning of year	61,641	36,255	43,932
Cash and cash equivalents at end of year	$97,156	$61,641	$36,255

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

SMSC designs and sells a wide range of silicon-based integrated circuits that utilize analog and mixed-signal technologies. The Company’s integrated circuits and systems provide a wide variety of signal processing attributes that are incorporated by its globally diverse customers into numerous end products in the Consumer Electronics, Automotive, Mobile PC, Desktop PC and Industrial markets. These products generally provide connectivity, networking, or input/output control solutions for a variety of high-speed communication, computer and related peripheral, consumer electronics, industrial control systems or automotive information applications. The market for these solutions is increasingly diverse, and the Company’s technologies are increasingly used in various combinations and in alternative applications.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s fiscal year ends on the last calendar day of February. The consolidated financial statements include the accounts of the Company and its subsidiaries (all wholly-owned) after elimination of all significant intercompany accounts and transactions.

Reclassifications

Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the fiscal 2009 presentation. Specifically, the Company reclassified deferred income taxes of $1.2 million from current to long term assets for the period ended February 29, 2008. The Company also added the caption of gross profit to the consolidated statements of operations in fiscal 2009 and reclassified the amortization of intangibles previously shown separately to costs of goods sold for the amortization of technology intangible assets and selling, general and administrative expenses for the amortization of customer relationships and other intangible assets for all periods presented. In addition, the Company reclassified and revised certain components of the Consolidated Statement of Cash Flows for fiscal 2008 and 2007 to conform to the current presentation.

Prior to fiscal 2008, the Company had included rebates payable on product sales as a component of Accounts receivable, net in its Consolidated Balance Sheets. Such rebates are now included as a component of Accrued expenses, income taxes and other liabilities. This change resulted in an increase in each of these balance sheet captions of $7.4 million as of February 28, 2007. The Consolidated Statements of Cash Flows for the fiscal year ended February 28, 2007 have also been conformed to this change in presentation. In addition, prior to fiscal 2008, the Company had included both realized and unrealized foreign currency transaction gains (losses) within Selling, general and administrative expenses. Such amounts are now included as a component of Other income (expense), net in the Consolidated Statements of Operations for all periods presented.

Out-of-Period Adjustments

Operating results for the twelve month period ended February 28, 2009 include approximately $0.4 million (recorded in the fiscal quarter ended August 31, 2008) of stock-based compensation expense relating to prior periods amending the method of amortization for deferred compensation relating to certain restricted stock awards (“RSAs”) granted between March 1, 2006 and May 31, 2008. In addition, the benefit from income taxes includes an additional $0.1 million in net benefit relating to adjustments of certain deferred tax balances (recorded in the fiscal quarter ended February 28, 2009).

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Revenue Recognition

The Company recognizes sales from product shipments to OEMs, ODMs and direct customers at the time of shipment, net of appropriate reserves for product returns and allowances. The Company’s terms of shipment are customarily ex-works (at SMSC warehouse). Carrier charges, freight and insurance are included within costs of goods sold.

Certain of the Company’s products are sold to electronic component distributors under agreements providing for price protection and rights to return unsold merchandise. Accordingly, recognition of revenue and associated gross profit on shipments to a majority of the Company’s distributors is deferred until the distributors resell the products. At the time of shipment to distributors, the Company records a trade receivable for the selling price, relieves inventory for the carrying value of goods shipped, and records this gross margin as deferred income on shipments to distributors on the consolidated balance sheet. This deferred income represents the gross margin on the initial sale to the distributor; however, the amount of gross margin recognized in future consolidated statements of operations will typically be less than the originally recorded deferred income as a result of price allowances. Price allowances offered to distributors are recognized as reductions in product sales when incurred, which is generally at the time the distributor resells the product.

Shipments made by the Company’s Japanese subsidiary to distributors in Japan are made under agreements that permit limited or no stock return or price protection privileges. Revenue for shipments to distributors in Japan is recognized as title passes to such distributors upon delivery.

Revenue recognition for special intellectual property payments received from Intel in fiscal 2009, 2008 and 2007 is discussed in Note 12. The Company recognizes all other intellectual property revenues upon notification of sales of the licensed technology by its licensees. The terms of the Company’s licensing agreements generally require licensees to give notification to the Company and to pay royalties no later than 60 days after the end of the quarter in which the sales take place.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash in banks, money market account balances or other highly liquid instruments purchased with original maturities of three months or less.

Investments

Long-term investments consist of highly rated auction rate securities (most of which are backed by U.S. Federal or state and municipal government guarantees) and other marketable debt and equity securities held as available-for-sale investments. As of November 30, 2007 and prior period-end dates, investments in auction rate securities were classified as short-term in nature. In the fourth quarter of fiscal 2008, such investments

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

became subject to adverse market conditions, and the liquidity typically associated with the financial markets for such instruments became restricted as auctions began to fail. Given the underlying terms of these securities, in most cases where auctions fail, the investor is entitled to higher interest rates to compensate for the lack of liquidity. At present, the Company is earning higher returns on these investments as a consequence of such liquidity constraints. The Company expects such market conditions to be temporary, however has classified its investments in auction rate securities as long-term in the interim. Considering such determination on market conditions, the high quality of these investments (and underlying guarantees) and given the Company has adequate cash, working capital and cash flow from operations to meet current operating needs, management has determined that impairment of these investments is not other than temporary at this time. Management will continue to monitor market conditions, and may deem that impairment is other than temporary if market conditions do not improve in the foreseeable future or if the credit quality of the underlying issuer deteriorates. The Company is currently liquidating such investments as opportunities arise. As of April 27, 2009, the Company had further reduced its holdings in auction rate securities by $8.0 million to $68.3 million at cost.

The Company classifies all marketable debt and equity securities with remaining maturities of greater than one year as long-term investments. Most of the Company’s long-term investments had maturities greater than five years. The Company held approximately $0.1 million of equity securities at February 28, 2009 which were classified as long-term investments. Investments in such readily marketable, publicly traded equity securities are classified as available-for-sale and are carried at fair value on the Consolidated Balance Sheets. Unrealized gains and temporary losses on such securities, net of taxes, are reported in accumulated other comprehensive income within shareholders’ equity. The amount of net unrealized gains on such securities, net of taxes, in fiscal 2009 were $24 thousand, compared to net unrealized losses of $8 thousand in 2008, and a negligible amount in 2007. Impairment charges on these investments are recorded if declines in value are deemed to be other than temporary.

The Company bases the cost of the investment sold on the specific identification method. Gross realized gains of $25 thousand are included in earnings in fiscal 2009 compared to gross realized losses of $102 thousand and $20 thousand in 2008 and 2007, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities.

Fair Value Measurements

Effective March 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), except as it applies to the non-financial assets and non-financial liabilities subject to FSP SFAS 157-2. SFAS 157 clarifies the definition of fair value, establishes a framework for measurement of fair value and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s current fiscal year), except as amended by FASB Staff Position (“FSP”) SFAS 157-1, which was effective upon adoption during the Company’s current fiscal year ended February 28, 2009, FSP SFAS 157-2, which is effective for fiscal years beginning after November 15, 2008 (SMSC’s fiscal year beginning March 1, 2009, or fiscal 2010) and FSP SFAS No. 157-3, which was effective upon adoption during the Company’s current fiscal year ended February 28, 2009. FSP SFAS 157-2 allows partial adoption relating to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring basis. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company will adopt the remaining provisions

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

of SFAS 157 in the first quarter of fiscal 2010 and does not anticipate that its adoption will have a material impact on its consolidated financial statements.

SFAS 157 requires disclosure regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The following table summarizes the composition of the Company’s investments at February 28, 2009 and February 29, 2008 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classification on Balance Sheet
February 28, 2009					Short-Term Investments	Long-Term Investments
Equity Securities	$143	$—	$(86)	$57	$—	$57
Auction Rate Securities	76,250	—	(7,084)	69,166	—	69,166
Money Market Funds	74,397	—	—	74,397	—	—
	$150,790	$—	$(7,170)	$143,620	$—	$69,223

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classification on Balance Sheet
February 29, 2008					Short-Term Investments	Long-Term Investments
Equity Securities	$143	$2	$(51)	$94	$—	$94
Auction Rate Securities	124,375	—	—	124,375	—	124,375
Money Market Funds	47,405	—	—	47,405	—	—
	$171,923	$2	$(51)	$171,874	$—	$124,469

The Company classifies all marketable debt and equity securities with remaining contractual maturities of greater than one year as long-term investments. As of February 28, 2009 the Company held approximately $76.3 million of investments in auction rate securities with maturities ranging from 2 to 33 years, all classified as available-for-sale. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of February 28, 2009, 100% of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The cost basis and fair values of available-for-sale securities at February 28, 2009 by contractual maturity are shown below (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due in one year through five years	16,000	14,879
Due in five years through ten years	8,000	8,000
Due in ten through twenty years	17,400	15,494
Due in over twenty years	34,850	30,793
Total	$76,250	$69,166

Expected maturities of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, including investments, equity securities, cash surrender value of life insurance policies and cash equivalents at February 28, 2009 (in thousands):

	Total Fair Value	Fair Value Measurements at Report Date Using
		Level 1	Level 2	Level 3
Assets
Equity securities	$57	$57	$—	$—
Auction rate securities	69,166	—	8,000	61,166
Money market funds	74,397	74,397	—	—
Other assets-cash surrender value	1,664	—	1,664	—
Total Assets	$145,284	$74,454	$9,664	$61,166

At February 28, 2009, the Company grouped money market funds and equity securities using a Level 1 valuation because market prices are readily available. Level 2 financial assets and liabilities represent the fair value of cash surrender value of life insurance policies and auction rate securities that were redeemed (at par) subsequent to February 28, 2009. At February 28, 2009, the assets grouped for Level 3 valuation were auction rate securities consisting of AAA rated securities mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1.

The table below includes a roll forward of the Company’s investments in auction rate securities from March 1, 2008 to February 28, 2009, and the reclassification of these investments in the hierarchy. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may consider some observable market inputs.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The following table reflects the activity for the Company’s major classes of assets measured at fair value using Level 3 inputs (in thousands):

	Quarter Ended February 28, 2009	Twelve Months Ended February 28, 2009
Balance at beginning of period	$69,091	$124,375
Transfers out to level 2 (Auction Rate Securities with market inputs)	(8,000)	(45,225)
Transfers into level 3		14,100
Sales of Level 3 investments		(25,000)
Total gains and losses:
Included in earnings (realized)	—	—
Unrealized gains (losses) included in accumulated other comprehensive income	75	(7,084)
Balance as of February 28, 2009	$61,166	$61,166

All investments in auction rate securities were considered Level 3 investments as of the date of adoption of SFAS 157. The auction rate preferred securities were reclassified as Level 2 financial assets in the first quarter of fiscal 2009. However, during the second quarter of fiscal 2009, the issuer revised its original plan to restructure these securities and therefore the Company was required to revalue these as Level 3 financial assets, estimating the fair value of all auction rate securities based on a discounted cash flow basis as of August 31, 2008 and November 30, 2008. As of February 28, 2009, $8.0 million of the total $14.1 million of auction rate preferred securities were once again reclassified as Level 2 financial assets and were liquidated at par in March, 2009 as a result of an issuer call.

Historically, the carrying value (par value) of the auction rate securities approximated fair market value due to the frequent resetting of variable interest rates. Beginning in February 2008, however, the auctions for auction rate securities began to fail and were largely unsuccessful. As a result, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. The types of auction rate securities generally held by the Company have historically traded at par and are callable at par at the option of the issuer.

The par (invested principal) value of the auction rate securities associated with these failed auctions will not be accessible to the Company until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to these liquidity issues, the Company performed a valuation analysis to determine the estimated fair value of these investments. The fair value of these investments is based on a trinomial discount model. This model considers the probability of three potential occurrences for each auction event through the maturity date of the security. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include, but are not limited to, the security’s collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each security is determined by summing the present value of the probability weighted future principal and interest payments determined by the model. The discount rate was determined using a proxy based upon the current market rates for successful auctions within the AAA-rated auction rate securities market. The expected term was based on management’s estimate of future liquidity. The illiquidity discount was based on the levels of federal insurance or FFELP backing for each security as well as considering similar preferred stock securities ratings and asset backed ratio requirements for each security.

As a result, as of February 28, 2009, the Company recorded an estimated cumulative unrealized loss of $7.1 million ($7.0 million, net of tax) related to the temporary impairment of the auction rate securities, which

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

was included in accumulated other comprehensive income within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuer. Further, the credit ratings of auction rate securities held by the Company remain at AAA levels. The Company continues to liquidate investments in auction rate securities as opportunities arise. In the twelve-months ended February 28, 2009, $48.2 million of such investments were liquidated at par in connection with issuer calls and redemptions. Subsequent to February 28, 2009, an additional $8.0 million in auction rate securities were liquidated at par in connection with issuer calls.

The Company does not believe it will be necessary to access these investments to support current working capital requirements. However, the Company may be required to record additional unrealized losses in other comprehensive income in future periods based on then current facts and circumstances. Further, if the credit rating of the security issuers deteriorates, or if active markets for such securities are not reestablished, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the consolidated statements of operations, and any such impairment adjustments may be material.

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

The Company’s accounts receivable result from trade credit extended on shipments to original equipment manufacturers, original design manufacturers and electronic component distributors. The Company can have individually significant accounts receivable balances from its larger customers. At February 28, 2009, two customers accounted for more than 10% of gross trade accounts receivable, with combined balances totaling $7.8 million. At February 29, 2008, one customer accounted for more than 10% of gross trade accounts receivable, with a balance of $17.2 million. The Company manages its concentration of credit risk on accounts receivable by performing ongoing credit evaluations of its customers’ financial condition and limiting the extension of credit when deemed necessary. In addition, although the Company generally does not request collateral in advance of shipment, prepayments or standby letters of credit may be required and have been obtained in certain circumstances, and the Company has bought third-party credit insurance policies with respect to certain customers to reduce credit concentration exposure. The Company maintains an allowance for potential credit losses, taking into consideration the overall quality and aging of the accounts receivable portfolio and specifically identified customer risks.

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

Costs of goods sold includes the cost of inventory, shipping and handling costs borne by the Company in connection with shipments to customers, royalties associated with certain products and depreciation on productive assets (principally, test equipment and facilities). Costs of goods sold also includes amortization of acquired product technologies. Such amortization totaled $4.5 million, $4.9 million and $4.7 million for fiscal 2009, 2008 and 2007, respectively.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Warranty Costs

The Company generally warrants its products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time, typically twelve to twenty four months. The majority of the Company’s product warranty claims are settled through the return of the defective product and shipment of replacement product. Warranty returns are included within the Company’s allowance for returns, which is based on historical return rates. Actual future returns could differ from the allowance established. In addition, the Company accrues a liability for specific warranty costs expected to be settled other than through product return and replacement, if a loss is probable and can be reasonably estimated. Product warranty expenses during fiscal 2009, 2008 and 2007 were not material.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and depreciated on a straight-line basis over the estimated useful lives of buildings and leasehold improvements (2 to 25 years), machinery and equipment (3 to 7 years) and computer systems and software (2 to 7 years). Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected currently in the Company’s consolidated statements of operations.

Depreciation expense related to property, plant and equipment was $16.0 million, $13.7 million and $13.0 million, for the fiscal years ended February 28, 2009, February 29, 2008 and February 28, 2007, respectively.

Cost-Basis Investments

Equity investments representing an ownership interest of less than 20% in non-publicly traded companies are carried at cost. Changes in the values of these investments are not recognized unless they are sold, or an impairment in value is deemed to be other than temporary.

Long-Lived Assets

The Company assesses the recoverability of long-lived assets, including property, plant and equipment and definite-lived intangible assets, whenever events or changes in circumstances indicate that future undiscounted cash flows expected to be generated by an asset’s disposition or use may not be sufficient to support its carrying value. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized upon completion of such assessment to reduce the carrying value of the long-lived asset to its estimated fair value.

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

Defined Benefit Plans

Effective for fiscal year 2007, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS No. 158 requires that the funded status of defined-benefit

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

postretirement plans be recognized on the company’s consolidated balance sheets, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year-end. The initial impact of SFAS No. 158 due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status was recognized as a component of accumulated comprehensive income in shareholders’ equity.

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

Effective March 1, 2006 the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company considered the provisions of SAB 107 in its adoption of SFAS 123R.

The Company elected the modified prospective transition method as permitted by SFAS 123R. Accordingly, periods prior to fiscal 2007 were not revised to reflect the impact of SFAS 123R. Under this transition method, recognized compensation cost includes: (i) compensation cost for all stock-based payments granted prior to, but not yet fully vested as of, February 28, 2006 (based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and previously presented in the pro forma footnote disclosures); and (ii) compensation cost for all stock-based payments granted or modified subsequent to February 28, 2006 (based on fair values estimated in accordance with the new provisions of SFAS No. 123R).

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

In connection with the implementation of SFAS 123R, the Company elected the “long form” method in determining the additional paid-in capital pool of windfall benefits and generally uses the straight-line method to amortize compensation expense over the service period. The estimated value of the Company’s stock-based awards (including stock options, restricted stock awards and stock appreciation rights), less expected forfeitures, is amortized over the awards’ respective requisite service period, which is the vesting period. As a result of adopting SFAS 123R, income from operations and income before income taxes for the twelve month period ended February 28, 2007 decreased by $5.7 million over what would have been reported on the prior accounting basis. Net income for the twelve month period ended February 28, 2007 decreased by approximately $3.7 million. Basic and diluted earnings per share decreased by $0.17 and $0.16, respectively. The implementation of SFAS 123R increased cash flows from financing activities by $1.8 million during fiscal 2007.

Subsequent to the adoption of SFAS No. 123(R), the Black-Scholes option pricing model is used for estimating the fair value of options and SARs granted and corresponding compensation expense to be recognized. The Black-Scholes model requires certain assumptions, judgements and estimates by the Company to determine fair value, including expected stock price volatility, risk-free interest rate and expected life. The Company based the expected volatility on historical volatility. Beginning in the first quarter of fiscal 2009, the Company based the expected term of options granted using the midpoint scenario, which combines historical exercise data with hypothetical exercise data. Prior to that, the Company based expected term of options on an actuarial model. The expected term of each individual SARs award is assumed to be the midpoint of the remaining term through expiration as of any remeasurement date. Share-based compensation related to RSAs is calculated based on the market price of the Company’s common stock on the date of grant. There were no dividends expected to be paid on the Company’s common stock over the expected lives estimated.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which was adopted by the Company as of March 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 requires that all tax positions be evaluated using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both. Under FIN 48, benefits associated with uncertain tax positions are recognized in the Company’s consolidated financial statements only when it is determined to be more likely than not that such positions would be sustained upon examination, based on technical merits. FIN 48 outlines a two-step approach to recognizing and measuring uncertain tax positions. If the weight of available evidence indicates that it is more likely than not (more than 50% likely) that a tax position would be sustained on examination (including resolution of related appeals or litigation processes, if any), the associated tax benefit is then measured as the largest amount that is more than 50% likely of being realized upon ultimate settlement. FIN 48 also requires expanded disclosure at the end of each reporting period including a reconciliation of unrecognized tax benefits (see Note 11).

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Translation of Foreign Currencies

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Beginning in the second quarter of fiscal 2009, results of operations are translated using the daily spot rate on the date the transaction is posted. Prior to the first quarter of fiscal 2009, results of operations were translated using the average exchange rates during the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within shareholders’ equity.

Foreign Exchange Contracts

The majority of the Company’s revenues, expenses and capital expenditures are transacted in U.S. dollars. However, the Company does transact business in other currencies, primarily the Japanese Yen and the euro. From time to time, the Company has entered into forward currency exchange contracts to hedge against the impact of currency fluctuations on transactions not denominated in the functional currency of the transacting entity. The intent of these contracts is to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to help mitigate the risks associated with currency exchange rate fluctuations. The Company does not enter into forward currency exchange contracts solely for speculative or trading purposes. Gains and losses on such contracts have not been significant. In fiscal 2008, the Company’s wholly-owned subsidiary in Japan initiated two forward contracts for the delivery of $1.4 million (in exchange for Yen), to cover scheduled payments on intercompany debt due the U.S. parent company. An additional forward contract for the purchase of an additional $0.7 million (in exchange for Yen) was executed during the first quarter of fiscal 2009. Although these contracts were not formally designated as hedges, they were intended to lock in the settlement rate on the underlying obligations and, as such, effectively mitigated the currency exposure on this intercompany debt. As of February 28, 2009, these contracts were either settled or expired.

Net (Loss) Income per Share

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the sum of the weighted average common shares outstanding during the period plus the dilutive effect (if any) of unvested restricted stock awards and shares issuable through stock options as estimated using the treasury stock method.

Recent Accounting Pronouncements

In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”); (ii) SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”); and (iii) SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107 and APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009 (SMSC’s fiscal quarter ending August 31, 2009). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If it were concluded that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

values may not be representative of fair value. In such instances, changes in valuation techniques or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating these Staff Positions, but do not believe their adoption will have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing net income per share under the two-class method described in FASB SFAS No. 128, “Earnings per Share”. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years (SMSC’s fiscal year and fiscal quarter beginning March 1, 2009). The Company has evaluated this EITF and has determined that there will be an immaterial impact on computing net income per share.

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

In April 2009 the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (SMSC’s fiscal year beginning March 1, 2009). Should the Company consummate any acquisitions after the effective date, it would be anticipated that SFAS 141R would likely have an impact on our consolidated financial statements. However, the impact (if any) would depend upon the nature, terms and size of such business acquisitions.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

3. COMPREHENSIVE (LOSS) INCOME

The Company’s other comprehensive (loss) income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on investments classified as available-for-sale, and changes in minimum pension liability adjustments.

The components of the Company’s comprehensive income for the fiscal years ended February 28, 2009 and February 29, 2008 and February 28, 2007, were as follows (in thousands):

	2009	2008	2007
Net (loss) income	$(49,409)	$32,906	$27,015
Other comprehensive (loss) income:
Change in foreign currency translation adjustments	(15,470)	13,802	7,568
Change in unrealized (loss) gain on investments, net of taxes	(7,022)	8	(2)
Change in minimum pension liability adjustment, net of taxes	47	651	—
Total other comprehensive (loss) income	(22,445)	14,461	7,566
Total comprehensive (loss) income	$(71,854)	$47,367	$34,581

The components of the Company’s accumulated other comprehensive (loss) income as of February 28, 2009 and February 29, 2008, net of taxes, were as follows (in thousands):

	February 28, 2009	February 29, 2008
Unrealized gains and losses on investments	$(7,035)	$(13)
Foreign currency items	3,967	19,437
Minimum pension liability adjustment	195	148
Total accumulated other comprehensive (loss) income	$(2,873)	$19,572

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the sum of the weighted average common shares outstanding during the period plus the dilutive effect (if any) of unvested restricted stock awards and shares issuable through stock options as estimated using the treasury stock method. Shares used in calculating basic and diluted net (loss) income per share are reconciled as follows (in thousands):

For the Fiscal Years Ended February 28, 29 and 28,	2009	2008	2007
Average shares outstanding for basic net income per share	22,081	22,897	22,097
Dilutive effect of stock options and unvested restricted stock awards	—	726	1,162
Average shares outstanding for diluted net income per share	22,081	23,623	23,259

For fiscal 2009, 2008 and 2007, stock options covering approximately 3,442,000 212,000 and 682,000 common shares, respectively, were excluded from the computation of diluted net income per share, because their effects were anti-dilutive. In addition, for fiscal 2009, approximately 167,000 shares issuable pursuant to unvested restricted stock awards were also excluded, as the Company was in a net loss position and related equivalent shares would also be anti-dilutive.

5. INVESTMENTS

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

6. GOODWILL AND INTANGIBLE ASSETS

The Company’s March 2005 acquisition of OASIS SiliconSystems Holding AG (“OASIS”) included the purchase of $42.9 million of finite-lived intangible assets, an indefinite-lived trademark of $5.4 million, and goodwill of $67.8 million. Some or portions of these intangible assets are denominated in currencies other than the U.S. dollar, and these March 2005 values reflect foreign exchange rates in effect on the date of the transaction. The Company’s June 2002 acquisition of Tucson, Arizona-based Gain Technology Corporation included the acquisition of $7.1 million of finite-lived intangible assets and $29.4 million of goodwill, after adjustments.

Goodwill is tested for impairment in value annually, as well as when events or circumstances indicate possible impairment in value. The Company performs an annual goodwill impairment review during the fourth quarter of each fiscal year. The Company completed its most recent annual goodwill impairment review during the fourth quarter of fiscal 2009. In accordance with SFAS 142, we compared the carrying value of each of our reporting units that existed at those times to their estimated fair value. For purposes of SFAS 142 testing, the Company has two reporting units: the automotive reporting unit and the analog / mixed signal reporting unit. The automotive unit consists of those portions of the business that were acquired in the March 30, 2005 acquisition of OASIS including the infotainment networking technology known as Media Oriented Systems Transport (“MOST”). The analog / mixed signal reporting unit is comprised of most other portions of the business.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. GOODWILL AND INTANGIBLE ASSETS  – (continued)

The Company considered both the market and income approaches in estimating the fair values of its reporting units, specifically the market multiple methodology and discounted cash flow methodology. The market multiple methodology involved the utilization of various revenue and cash flow measures at appropriate risk-adjusted multiples. Multiples were determined through an analysis of certain publicly traded companies that were selected on the basis of operational and economic similarity with the business operations. Provided these companies meet these criteria, they can be considered comparable from an investment standpoint even if the exact business operations and/or characteristics of the entities are not the same. Revenue and EBITDA multiples were calculated for the comparable companies based on market data and published financial reports. A comparative analysis between the Company and the public companies deemed to be comparable formed the basis for the selection of appropriate risk-adjusted multiples for the Company. The comparative analysis incorporates both quantitative and qualitative risk factors which relate to, among other things, the nature of the industry in which the Company and other comparable companies are engaged. In the discounted cash flow methodology, projections prepared by the Company were utilized. The cash flows projected were analyzed on a “debt-free” basis (before cash payments to equity and interest bearing debt investors) in order to develop an enterprise value. A provision, based on these projections, for the value of the Company at the end of the forecast period, or terminal value, was also made. The present value of the cash flows and the terminal value were determined using a risk-adjusted rate of return, or “discount rate.”

Upon completion of the fiscal 2009 assessment, it was determined that the carrying value of our automotive reporting unit exceeded its estimated fair value. Because indicators of impairment existed for the goodwill associated with this reporting unit, we performed the second step of the test required under SFAS 142 to determine the implied fair value of the goodwill.

In accordance with SFAS 142, the implied fair value of goodwill was determined in the same manner as utilized to estimate the amount of goodwill recognized in a business combination. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of the reporting unit as of February 28, 2009. As part of the second step of the impairment test performed, the Company determined the fair value of certain long-lived intangible assets, including developed technology, customer relationships and trade names. The implied fair value of goodwill was measured as the excess of the fair value of the reporting unit over the fair value amounts assigned to its assets and liabilities. The impairment loss for the reporting unit was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. Based on this assessment, we recorded a charge of $52.3 million as of February 28, 2009.

The primary factors contributing to this impairment charge were: the recent significant economic downturn, which caused a decline in the automotive market; an increase in implied discount rate due to higher risk premiums; and, the decline in the Company’s market capitalization. Management adjusted the assumptions used to assess the estimated fair value of the reporting unit to account for these macroeconomic changes.

All finite-lived intangible assets are being amortized on a straight-line basis, which approximates the pattern in which the estimated economic benefits of the assets are realized, over their estimated useful lives. Existing technologies have been assigned estimated useful lives of between six and eight years, with a weighted-average useful life of approximately eight years. Customer relationships and contracts have been assigned useful lives of between one and ten years, with a weighted-average useful life of approximately eight years. As noted previously, the Company assessed the fair value of certain purchased intangible assets, including developed technologies, customer relationships and trademarks. Current fair values were determined to be in excess of net book values as of February 28, 2009.

Intangible assets that are denominated in a functional currency other than the U.S. dollar have been translated into U.S. dollars using the exchange rate in effect on the reporting date. As of February 28, 2009 and February 29, 2008, the Company’s identifiable intangible assets consisted of the following:

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. GOODWILL AND INTANGIBLE ASSETS  – (continued)

	2009		2008
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
As of February 28 and 29,	(in thousands)
Purchased technologies	$38,309	$21,909	$41,175	$18,680
Customer relationships and contracts	10,663	5,281	12,396	4,588
Other	734	458	812	435
Total – finite-lived intangible assets	49,706	27,648	54,383	23,703
Trademarks	5,355	—	6,250	—
	$55,061	$27,648	$60,633	$23,703

Total amortization expense recorded for finite-lived intangible assets was $6.3 million, $6.7 million and $6.4 million for fiscal 2009, 2008 and 2007 respectively.

Estimated future finite-lived intangible asset amortization expense is as follows (in thousands):

Period	Amount
Fiscal 2010	$5,415
Fiscal 2011	$5,391
Fiscal 2012	$5,372
Fiscal 2013	$5,341
Fiscal 2014 and thereafter	$539

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. OTHER BALANCE SHEET DATA

As of February 28 and 29,	2009	2008
Inventories:
Raw materials	$1,476	$1,140
Work-in-process	16,926	25,045
Finished goods	35,011	32,700
	$53,413	$58,885
Property, plant and equipment:
Land	$578	$578
Buildings and improvements	38,038	32,885
Machinery and equipment	112,397	119,587
	151,013	153,050
less: accumulated depreciation and amortization	(85,378)	(92,503)
	$65,635	$60,547
Accrued expenses, income taxes and other liabilities:
Compensation, incentives and benefits	$10,108	$11,881
Stock appreciation rights	6,574	4,507
Supplier financing – current portion	2,583	2,780
Foreign exchange contracts payable	0	1,369
Restructuring charges (see Note 13)	5,385	—
Accrued rent obligations	2,876	—
Income taxes	415	1,433
Other	7,195	7,031
	$35,136	$29,001
Other liabilities:
Retirement benefits	$8,253	$7,670
Income taxes	5,311	4,313
Supplier financing – long-term portion	1,884	3,897
Other	177	112
	$15,625	$15,992

8. DEFERRED INCOME ON SHIPMENTS TO DISTRIBUTORS

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. DEFERRED INCOME ON SHIPMENTS TO DISTRIBUTORS  – (continued)

Deferred income on shipments to distributors consists of the following (in thousands):

	February 28, 2009	February 29, 2008
Deferred Sales Revenue	$16,782	$25,277
Deferred COGS	(3,394)	(5,173)
Provisions for Sales Returns	650	662
Distributor Advances on Price Allowances	(2,760)	—
	$11,278	$20,766

9. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. The Board of Directors authorized the repurchase of additional shares in one million share increments in July 2000, July 2002, November 2007 and April 2008, bringing the total authorized repurchases to five million shares as of February 28, 2009.

As of February 28, 2009, the Company has repurchased approximately 4.5 million shares of its common stock at a cost of $101.2 million under this program, including 1,084,089 shares repurchased at a cost of $28.5 million in fiscal 2009, 1,165,911 shares repurchased at a cost of $40.6 million in fiscal 2008 and 253,300 shares repurchased at a cost of $6.1 million in fiscal 2007.

There was no share repurchase activity for the fourth quarter of fiscal 2009.

10. OTHER INCOME (EXPENSE), NET

The components of the Company’s other (expense) income, net for the fiscal years ended February 28, 2009 and February 29, 2008 and February 28, 2007, were as follows (in thousands):

	2009	2008	2007
Realized and unrealized foreign currency transaction gains (losses)	$2,531	$(1,945)	$322
Gain on sale of EPCO bankruptcy claim	—	316	—
Other miscellaneous income	157	135	239
	$2,688	$(1,494)	$561

11. INCOME TAXES

Income before income taxes consists of (in thousands):

	2009	2008	2007
Income from domestic operations	$5,189	$43,621	$26,313
(Loss) income from foreign operations	(55,786)	(283)	8,964
	$(50,597)	$43,338	$35,277

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES  – (continued)

The provision for income taxes included in the accompanying consolidated statements of operations consists of the following (in thousands):

For the Years Ended February 28 and 29,	2009	2008	2007
Current
Federal	$220	$13,171	$4,346
Foreign	1,438	282	3,408
State	458	205	260
	2,116	13,658	8,014
Deferred	(3,305)	(3,226)	248
	$(1,189)	$10,432	$8,262

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

The Company continues to accrue interest and penalties associated with unrecognized tax benefits in income tax expense in its consolidated statements of operations. The net expense for interest and penalties reflected in the consolidated statements of operations for the fiscal years ended February 28, 2009, February 29, 2008, and February 28, 2007 were approximately $0.1 million, $0.3 million and $0.6 million, respectively.

As of March 1, 2007 the unrecognized tax benefits, excluding interest and penalties, that would affect the effective tax rate if recognized would have been $2.7 million; and at February 29, 2008 the amount would be $2.5 million; and at the end of February 28, 2009 the amount would be $2.5 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at February 28, 2007	$2,757
Additions based on tax positions related to the current year	1,329
Additions for tax positions of prior years	484
Reductions for tax positions due to lapse of statutes of limitations	(762)
Settlements	—
Balance at February 29, 2008	$3,808
Additions based on tax positions related to the current year	337
Additions for tax positions of prior years	1,061
Reductions for tax positions due to lapse of statutes of limitations	(422)
Settlements	—
Balance at February 28, 2009	$4,784

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES  – (continued)

The company’s primary tax jurisdiction is the United States. Tax returns open for examination are for FY 2006 and subsequent years. It is reasonably expected that the amount of unrecognized tax benefits will change in the next 12 months, but we do not expect that change to have a material impact on our financial position or results of operations.

The tax rate for the second quarter of 2007 was reduced by a change in German tax law that was enacted in August and included a reduction in the German income tax rate. As a result of the change, the Company adjusted the value of its deferred tax assets in Germany and recorded a benefit to the Tax Provision in the amount of $2.2 million.

The items accounting for the difference between the (benefit from) provision for income taxes computed at the U.S. federal statutory rate and the Company’s (benefit from) provision for income taxes are as follows (in thousands):

For the Years Ended February 28 and 29,	2009	2008	2007
Provision for income taxes computed at U.S. federal statutory tax rate	$(17,709)	$15,168	$12,347
State taxes, net of federal benefit	503	133	169
Differences between foreign and U.S. income tax rates	328	(1,989)	743
Tax-exempt income	(1,287)	(2,271)	(1,485)
Tax benefit from export deductions	—	(499)	(741)
Adjustments to prior years’ taxes	(16)	1,405	(255)
Tax credits	(2,335)	(1,605)	(2,326)
Goodwill Impairment	18,305	—	—
Equity-based compensation	336	185	(447)
Nondeductible executive compensation	—	728	844
Net operating loss utilized	—	—	(700)
Unrecognized tax benefits and related interest	103	(1,074)	—
Other	583	251	113
	$(1,189)	$10,432	$8,262

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred income taxes are as follows (in thousands):

As of February 28 and 29,	2009	2008
Reserves and accruals not currently deductible for income tax purposes	$27,111	$24,974
Inventory valuation	2,065	1,620
Intangible asset amortization	(8,569)	(11,582)
Restructuring costs	2,154	1,865
Purchased in-process technology	334	455
Property, plant and equipment depreciation	(4,359)	(1,225)
Research & development tax credit carryforwards	5,926	3,713
Net operating losses	1,200	0
Other, net	2,293	1,108
Sub-Total	28,155	20,928
Less valuation allowance	(5,835)	(2,045)
Net deferred tax assets	$22,320	$18,883

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES  – (continued)

The Company has net New York State tax credit carryforwards in fiscal 2009 and 2008 of $1.5 million and $1.4 million and valuation allowances of $0.9 million and $0.3 million respectively. The credit carryforwards expire at various dates from fiscal 2011 through fiscal 2024. The company also has various net state tax credit carryforwards in fiscal 2009 of $3.3 million with a valuation allowance of $2.5 million. These credit carryforwards expire at various dates from fiscal 2021 through fiscal 2024 and certain credits can be utilized without limitation.

As of February 28, 2009 there was no available income to be permanently reinvested in certain foreign subsidiaries. Deferred income taxes have not been provided on this income, as we do not plan to initiate any action that would require the payment of income taxes.

12. TECHNOLOGY AND PATENT LICENSE AGREEMENTS WITH INTEL CORPORATION

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

In consideration of this relationship, Intel agreed to pay to the Company an aggregate amount of $75 million, of which $20.0 million and $2.5 million was received and recognized as intellectual property revenue, and paid, in the third and fourth quarters of fiscal 2004, respectively, $2.5 million was received and recognized as intellectual property revenue, and paid, in each quarter of fiscal 2005 and in each of the first three quarters of fiscal 2006, and $2.8 million was received and recognized as intellectual property revenue, and paid, in the fourth quarter of fiscal 2006. In fiscal 2007, $2.8 million was received and recognized as intellectual property revenue, and paid, in each of the first three quarters of fiscal 2007, and $3.0 million was received and recognized as intellectual property revenue, and paid, in the fourth quarter of fiscal 2007. In fiscal 2008, $3.0 million was received and recognized as intellectual property revenue in each fiscal quarter. In fiscal 2009, a total of $9.0 million was received and recognized as intellectual property revenue in equal installments in the first, second and third quarters. Payments pursuant to this agreement ceased with receipt of the final payment in the third quarter of fiscal 2009.

13. RESTRUCTURING

In the fourth quarter of fiscal 2009, the Company announced a restructuring plan that included a supplemental voluntary retirement program and involuntary separations that would result in approximately a ten percent reduction in employee headcount and expenses worldwide. This action resulted in a charge of $5.2 million for severance and termination benefits for 88 full-time employees, which is included in the caption “Restructuring charges” in the Company’s fiscal 2009 consolidated statements of operations. This amount includes a charge of $2.4 million recorded pursuant to SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”) relating to the voluntary retirement program. An additional $0.1 million will be recorded in the first quarter of fiscal 2010 for two full-time employees who elected to accept these benefits subsequent to February 28, 2009 and for other related expenses.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. RESTRUCTURING  – (continued)

A reserve for restructuring charges in the amount of $5.4 million is included on the Company’s balance sheet as of February 28, 2009, which includes the restructuring charge and other previously accrued amounts to be settled in connection with these employee separations.

The following table summarizes the activity related to the accrual for restructuring charges for the fiscal year ended February 28, 2009 (in thousands):

	March 1, 2008 Accrual	Charges	Payments	Reclasses	Non-Cash Items	February 28, 2009 Accrual
Q4 Fiscal 2009 Restructuring Plan	$0	$5,197	($57)	$301	($56)	$5,385
Q2 Fiscal 2002 Restructuring Plan	72	—	(72)	—	—	—
	$72	$5,197	($129)	$301	($56)	$5,385

The company expects to substantially complete payment of the fiscal 2009 restructuring charges by the end of the first quarter of fiscal 2010.

14. BENEFIT AND INCENTIVE PLANS (INCLUDING SHARE-BASED PAYMENTS)

Employee and Director Stock Option Plans

Under the Company’s various stock option plans, the Compensation Committee of the Board of Directors is authorized to grant options to purchase shares of common stock. The purpose of these plans is to promote the interests of the Company and its shareholders by providing officers, directors and key employees with additional incentives and the opportunity, through stock ownership, to better align their interests with the Company’s and enhance their personal interest in its continued success. Options under inducement plans may only be offered to new employees. Options are granted at prices not less than the fair market value on the date of grant. As of February 28, 2009, 503,000 shares of common stock were available for future grants of stock options, of which 392,000 shares can also be issued as restricted stock awards. The grant date fair values of stock options are recorded as compensation expense ratably over the vesting period of each award. Option awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant.

Stock option plan activity is summarized below (shares in thousands):

	Fiscal 2009 Shares	Weighted Average Exercise Price per Share	Fiscal 2008 Shares	Weighted Average Exercise Price per Share	Fiscal 2007 Shares	Weighted Average Exercise Price per Share
Options outstanding, beginning of year	3,413	$22.58	4,302	$20.81	5,086	$19.32
Granted	677	$20.94	309	$33.24	569	$26.50
Exercised	(163)	$18.70	(1,007)	$18.29	(883)	$16.45
Canceled, forfeited or expired	(227)	$23.41	(191)	$22.52	(470)	$19.80
Options outstanding, end of year	3,700	$22.40	3,413	$22.58	4,302	$20.81
Options exercisable, end of year	1,947	$21.16	1,542	$20.10	1,752	$18.42

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. BENEFIT AND INCENTIVE PLANS (INCLUDING SHARE-BASED PAYMENTS)  – (continued)

The following table summarizes information relating to currently outstanding and exercisable options as of February 28, 2009 (shares in thousands):

Range of Exercise Prices	Weighted Average Remaining Lives	Options Outstanding	Weighted Average Exercise Prices	Options Exercisable	Weighted Average Exercise Prices
$7.375 – $17.62	5.5	1,300	$16.10	750	$15.53
$17.69 – $22.35	5.9	979	$20.33	607	$20.79
$22.38 – $30.91	6.8	1,059	$28.27	493	$27.76
$31.04 – $36.13	8.1	362	$33.39	96	$33.46
	6.2	3,700	$22.40	1,946	$21.16

As of February 28, 2009, the weighted average remaining contractual life of stock options outstanding was 6.2 years and the aggregate intrinsic value was $0.8 million. As of February 28, 2009, the weighted average remaining contractual life of stock options exercisable was 4.6 years and their aggregate intrinsic value was $0.7 million. The aggregate intrinsic value of options exercisable represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $15.57 at February 28, 2009, which would have been received by the option holders had all option holders exercised their vested options as of that date.

The weighted-average grant-date fair value was $9.36 per share for options granted during the twelve months ended February 28, 2009, $15.56 for options granted during the twelve months ended February 29, 2008, and $13.84 for options granted during the twelve months ended February 28, 2007.

The total intrinsic value of options exercised was $1.3 million for the twelve months ended February 28, 2009, $17.1 million for options exercised during the twelve months ended February 29, 2008, and $10.7 million for options exercised during the twelve months ended February 28, 2007.

Total fair value of options vested was $7.7 million for the twelve months ended February 28, 2009, $9.5 million for the twelve months ended February 29, 2008, and $8.5 million for the twelve months ended February 28, 2007.

Compensation expense recognized for stock options was $7.0 million in fiscal 2009, $7.9 million in fiscal 2008 and $8.9 million in fiscal 2007. The total remaining unrecognized compensation cost related to SMSC’s employee and director stock option plans is $17.3 million as of February 28, 2009. The weighted average period over which the cost is expected to be recognized is 2.01 years.

The Company estimates compensation expense for options using the Black-Scholes option pricing model. The Black-Scholes model requires certain assumptions, judgments and estimates by the Company to determine fair value, including expected stock price volatility, risk-free interest rate, and expected life. The Company based the expected volatility on historical volatility. Beginning in the first quarter of fiscal 2009, the Company based the expected term of options granted using the midpoint scenario, which combines historical exercise data with hypothetical exercise data. Prior to that, the Company based expected term of options on an actuarial model. There were no dividends expected to be paid on the Company’s common stock over the expected lives estimated.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. BENEFIT AND INCENTIVE PLANS (INCLUDING SHARE-BASED PAYMENTS)  – (continued)

The weighted average fair values per share of stock options granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Fiscal Years Ended
	February 28, 2009	February 29, 2008	February 28, 2007
Dividend yield	—	—	—
Expected volatility	49%	52%	59%
Risk-free interest rates	1.80% – 3.07%	2.55% – 4.59%	4.59% – 5.06%
Expected lives (in years)	4.88	4.46	4.42

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees. The Company grants these awards, at its discretion, from the shares available under its 2001 and 2003 Stock Option and Restricted Stock Plans and its 2005 Inducement Stock Option and Restricted Stock Plan. The shares awarded are typically earned in 25%, 25% and 50% increments on the first, second and third anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The grant date fair value of these shares at the date of award is recorded as compensation expense ratably on a straight-line basis over the related vesting periods, as adjusted for forfeitures of unvested awards.

Restricted stock activity for the twelve months ended February 28, 2009 and February 29, 2008 is set forth below (shares in thousands):

	Fiscal 2009 Shares	Weighted Average Grant-Date Fair Value	Fiscal 2008 Shares	Weighted Average Grant-Date Fair Value
Restricted stock shares outstanding, beginning of year	210	$27.76	231	$22.71
Granted	77	$24.99	83	$35.25
Canceled or expired	(17)	$30.60	(9)	$26.83
Vested	(127)	$25.14	(95)	$22.68
Restricted stock shares outstanding, end of year	143	$28.25	210	$27.52

The weighted-average grant-date fair value was $24.99 per share for RSAs granted during the twelve months ended February 28, 2009, $35.25 per share for RSAs granted during the twelve months ended February 29, 2008, and $20.42 for RSAs granted during the twelve months ended February 28, 2007.

The total pretax intrinsic value of restricted stock shares vested was $3.2 million for the twelve months ended February 28, 2009, $3.2 million for restricted stock shares vested during the twelve months ended February 29, 2008, and $2.6 million for restricted stock shares vested during the twelve months ended February 28, 2007.

The total fair value of restricted stock shares vested was $3.2 million for the twelve months ended February 28, 2009, $2.2 million for restricted stock shares vested during the twelve months ended February 29, 2008, and $1.8 million for restricted stock shares vested during the twelve months ended February 28, 2007.

Based on the closing price of the Company’s Class A common stock of $15.57 on February 28, 2009, the total pretax intrinsic value of all outstanding restricted stock shares was $2.2 million.

Compensation expense for these awards was $3.3 million, $2.3 million and $1.8 million in fiscal 2009, 2008 and 2007, respectively. The total unrecognized compensation cost related to SMSC’s restricted stock plans is $2.7 million as of February 28, 2009. The weighted average period over which the cost is expected to be recognized is 1.47 years.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. BENEFIT AND INCENTIVE PLANS (INCLUDING SHARE-BASED PAYMENTS)  – (continued)

Stock Appreciation Rights Plan

In September 2004 and September 2006, the Company’s Board of Directors approved Stock Appreciation Rights (“SAR”) Plans (the “Plans”), the purpose of which are to attract, retain, reward and motivate employees and consultants to promote the Company’s best interests and to share in its future success. The Plans authorize the Board’s Compensation Committee to grant up to six million SAR awards to eligible officers, employees and consultants (after amendment to the 2006 SARs Plan, effective April 30, 2008). Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of SMSC common stock over the award’s exercise price. On July 11, 2006, the Company’s Board of Directors approved the 2006 Director Stock Appreciation Rights Plan. The Company can grant up to 200,000 Director SARs under this plan. On April 9, 2008, the Board of Directors authorized an increase in the number of SARs issuable pursuant to this plan from 200,000 to 400,000. The exercise price of a SAR is equal to the closing market price of SMSC stock on the date of grant. SAR awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant.

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

Activity under the Stock Appreciation Rights Plan is summarized below (shares in thousands):

	Fiscal 2009 SARs	Weighted Average Exercise Prices per Share	Fiscal 2008 SARs	Weighted Average Exercise Prices per Share	Fiscal 2007 SARs	Weighted Average Exercise Prices per Share
SARs outstanding, beginning of year	2,711	$27.66	2,775	$25.54	1,544	$18.78
Granted	1,300	$26.23	382	$35.04	1,563	$30.73
Exercised	(61)	$24.02	(359)	$19.10	(227)	$17.16
Canceled or expired	(98)	$28.26	(87)	$27.74	(105)	$21.45
SARs outstanding, end of year	3,852	$27.22	2,711	$27.66	2,775	$25.54
SARs exercisable, end of year	1,356	$25.86	672	$24.98	315	$19.40

As of February 28, 2009, the weighted average remaining contractual life of SARs outstanding was 7.8 years and their aggregate intrinsic value was $0.1 million. As of February 28, 2009, the weighted average remaining contractual life of SARs exercisable was 6.8 years and their aggregate intrinsic value was a negligible amount. The aggregate intrinsic value of SARs exercisable represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $15.57 at February 28, 2009, which would have been received by all SARs holders had they exercised their SARs as of that date.

The weighted-average grant-date fair value was $5.49 per share for SARs granted during the twelve months ended February 28, 2009, $10.12 for SARs granted during the twelve months ended February 29, 2008, and $13.73 for SARs granted during the twelve months ended February 28, 2007.

Total fair value of SARs vested was $3.0 million for the twelve months ended February 28, 2009, $5.1 million for the twelve months ended February 29, 2008, and $5.1 million for the twelve months ended February 28, 2007.

Total cash paid in settlement of SARs exercised was $0.3 million for the twelve months ended February 28, 2009, $6.6 million during the twelve months ended February 29, 2008, and $3.4 million during the twelve months ended February 28, 2007.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. BENEFIT AND INCENTIVE PLANS (INCLUDING SHARE-BASED PAYMENTS)  – (continued)

The Company recognized $2.4 million of compensation expense from these awards during fiscal 2009, $5.0 million of benefit for these awards during fiscal 2008, and $2.0 million of compensation expense for these awards during fiscal 2007. The total unrecognized compensation cost related to SMSC’s stock appreciation rights plan is $9.4 million as of February 28, 2009. The weighted average period over which the cost is expected to be recognized is 2.09 years.

The Company estimates compensation expense to be recognized for SARs using the Black-Scholes option pricing model. The Black-Scholes model requires certain assumptions, judgments and estimates by the Company to determine fair value, including expected stock price volatility, risk-free interest rate, and expected life. The Company based the expected volatility on historical volatility. Beginning in the first quarter of fiscal 2009, the Company based the expected term of options granted using the midpoint scenario, which combines historical exercise data with hypothetical exercise data. Prior to that, the Company based expected term of options on an actuarial model. There were no dividends expected to be paid on the Company’s common stock over the expected lives estimated.

The weighted average fair values per share of stock appreciation rights granted in connection with the Company’s SAR incentive plans have been estimated utilizing the following assumptions:

Fiscal Years Ended
	February 28, 2009	February 29, 2008	February 28, 2007
Dividend yield	—	—	—
Expected volatility	44% – 52%	52%	59%
Risk-free interest rates	.62% – 3.07%	1.97% – 4.87%	4.68% – 4.97%
Expected lives (in years)	.71 – 6.47	1.04 – 4.44	2.01 – 4.54

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

The following table summarizes the stock-based compensation expense for stock options, restricted stock awards and stock appreciation rights included in results of operations (in thousands):

	Fiscal
	2009	2008	2007
Costs of goods sold	$(1,237)	$(1,444)	$(506)
Research and development	(3,563)	(6,682)	(3,916)
Selling, general and administrative	(7,927)	(7,021)	(4,304)
Stock-based compensation under SFAS 123R, before income tax benefit	(12,727)	(15,147)	(8,726)
Tax benefit	4,582	5,453	3,141
Stock-based compensation under SFAS 123R, after income tax benefit	$(8,145)	$(9,694)	$(5,585)
EPS Effect of SFAS 123R
Basic loss per share	$(0.37)	$(0.42)	$(0.25)
Diluted loss per share	$(0.37)	$(0.42)	$(0.24)
Weighted average common shares outstanding:
Basic	22,081	22,897	22,097
Diluted	22,081	23,623	23,259

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables summarize changes in the SERP’s benefit obligation, the SERP’s plan assets and the SERP’s components of net periodic benefit costs, including key assumptions. The measurement dates for the SERP’s plan assets and obligations were February 28, 2009 and February 29, 2008 (in thousands):

For the Fiscal Years Ended February 28 and 29,	2009	2008
Change in benefit obligation:
Beginning of year	$6,729	$7,083
Service cost – benefits earned during the year	477	474
Interest cost	438	395
Benefit payments	(635)	(507)
Actuarial loss (gain)	298	(716)
End of year	$7,307	$6,729
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	635	507
Benefits paid	(635)	(507)
Fair value of plan assets at end of year	$—	$—
Amounts recognized in the statement of financial position:
Current liabilities	$(635)	$(635)
Non-current liabilities	(6,672)	(6,094)
Pension liability at end of year	$(7,307)	$(6,729)

For the Fiscal Years Ended February 28 and 29,	2009	2008	2007
Components of net periodic benefit costs:
Service cost – benefits earned during the year	$477	$474	$245
Interest cost on projected benefit obligations	438	395	353
Amortization of net obligation	245	245	245
Recognized net actuarial loss	—	—	—
Net periodic pension expense	$1,160	$1,114	$843
Amounts recognized in accumulated other comprehensive loss:
Transition obligation	$—	$245
Net loss	(295)	(592)
Total amount recognized in accumulated other comprehensive (income) loss	$(295)	$(347)

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. BENEFIT AND INCENTIVE PLANS (INCLUDING SHARE-BASED PAYMENTS)  – (continued)

The projected benefit obligation and accumulated benefit obligation for the plan at February 28, 2009 and February 29, 2008 was as follows (dollars in thousands):

As of February 28 and 29,	2009	2008
Projected benefit obligation	$7,307	$6,729
Accumulated benefit obligation	$6,617	$5,642

As of February 28 and 29,	2009	2008	2007
Assumptions used in determining actuarial present value of benefit obligations:
Discount rate	6.75%	6.74%	5.79%
Weighted average rate of compensation increase	5.00%	5.00%	5.00%
Assumptions used to calculate periodic pension cost:
Discount rate	6.75%	5.79%	5.55%
Weighted average rate of compensation increase	5.00%	5.00%	4.00%

The discount rate used in the Plan’s measurement is based upon the yield curve spot rate published for the Citigroup pension index as of the measurement date.

Although the Plan is unfunded, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing benefits. The cash surrender value of these policies was approximately $1.7 million and $1.6 million at February 28, 2009 and February 29, 2008 respectively.

Annual benefit payments under this plan are expected to be approximately $0.6 million, $0.7 million and $0.7 million in fiscal 2010 through fiscal 2012, respectively, and approximately $4.5 million cumulatively in fiscal 2013 through fiscal 2019. The Company expects contributions for the Plan (consisting of benefits paid) in fiscal 2010 to be approximately $0.6 million.

The components of accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost, before taxes, were as follows (in thousands):

	2009	2008
Transition obligation	$—	$245
Net loss	(295)	(592)
Prior service cost	—	—
Total	$(295)	$(347)

The transition obligations of the plan have been fully amortized as of February 28, 2009.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. BENEFIT AND INCENTIVE PLANS (INCLUDING SHARE-BASED PAYMENTS)  – (continued)

The following tables summarize changes in the plan’s benefit obligation, the plan assets and components of net periodic benefit costs, including key assumptions. The measurement dates for the plan assets and obligations were February 28, 2009 and February 29, 2008 (in thousands):

For the Fiscal Years Ended February 28 and 29,	2009	2008
Change in benefit obligation:
Beginning of year	$1,748	$1,488
Service cost – benefits earned during the year	79	275
Interest cost	26	27
Amendments/settlements/curtailments	—	(211)
Benefit payments	(402)	(26)
Other	135	195
End of year	$1,586	$1,748
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	402	26
Benefits paid	(402)	(26)
Fair value of plan assets at end of year	$0	$0
Amounts recognized in the statement of financial position:
Current liabilities	$(383)	$(260)
Non-current liabilities	(1,203)	(1,488)
Pension liability at end of year	$(1,586)	$(1,748)

For the Fiscal Years Ended February 28 and 29,	2009	2008	2007
Components of net periodic benefit costs:
Service cost – benefits earned during the year	$79	$275	$210
Interest cost on projected benefit obligations	26	27	19
Net amortization and deferral	—	20	15
Net periodic pension expense	$105	$322	$244
Amounts recognized in accumulated other comprehensive loss:
Transition obligation	$1	$1
Net loss	(7)	9
Prior service cost	—	—
Total amount recognized in accumulated other comprehensive loss	$(6)	$10

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. BENEFIT AND INCENTIVE PLANS (INCLUDING SHARE-BASED PAYMENTS)  – (continued)

The projected benefit obligation and accumulated benefit obligation for the plan at February 28, 2009 and February 29, 2008 was as follows (dollars in thousands):

As of February 28 and 29,	2009	2008
Projected benefit obligation	$1,586	$1,748
Accumulated benefit obligation	$1,521	$1,687

As of February 28 and 29,	2009	2008	2007
Assumptions used in determining actuarial present value of benefit obligations:
Discount rate	1.50%	1.75%	1.75%
Weighted average rate of compensation increase	3.00%	3.00%	3.00%
Assumptions used to calculate periodic pension cost:
Discount rate	1.50%	1.75%	1.75%
Weighted average rate of compensation increase	3.00%	2.00%	2.00%

The discount rate used in the Plan’s measurement is based upon an average of high-quality long-term investment yields in Japan. The weighted average rate of compensation increase was increased for fiscal 2009 to better reflect management’s current expectations of future compensation trends.

There are no benefit payments expected to be made by the plan in fiscal 2010. However, the plan as it pertains to non-director employees will continue the transition to a defined contribution plan over the next two years, and SMSC Japan intends on funding $0.3 million of the accrued pension cost over the next two years and transferring such amounts to the non-director employees defined contribution plan. Accrued benefits relating to non-director employees were fixed in amount as of February 28, 2009 and shall not be increased.

The components of accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost, before taxes, were as follows (in thousands):

	2009	2008
Transition obligation	$1	$1
Net loss	(7)	9
Prior service cost	—	—
Total	$(6)	$10

The transition obligations of the plan have been fully amortized as of February 28, 2009.

15. COMMITMENTS AND CONTINGENCIES

Leases

The Company and its subsidiaries lease certain facilities and equipment under operating leases. The facility leases generally provide for the lessee to pay taxes, maintenance, and certain other operating costs of the leased property.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. COMMITMENTS AND CONTINGENCIES  – (continued)

At February 28, 2009 future minimum lease payments for non-cancelable lease obligations are as follows (in thousands):

Minimum Lease Payments
2010	$3,708
2011	3,231
2012	2,497
2013	2,246
2014 and thereafter	8,584
Total minimum lease payments	$20,266

For all operating leases, the total rent expense was $3.6 million, $3.6 million and $3.1million in fiscal 2009, 2008 and 2007 respectively.

Open Purchase Orders

As of February 28, 2009 the Company had approximately $9.9 million in obligations under open purchase orders. Open purchase orders represent agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including quantities to be purchased, pricing provisions and the approximate timing of the transactions. These obligations primarily relate to future purchases of wafers from foundries, assembly and testing services and manufacturing and design equipment.

Supplier Financing

During fiscal 2009 and 2008 the Company acquired $1.2 million and $4.1million, respectively, of software and other tools used in product design, for which the suppliers provided payment terms through fiscal 2010.

At February 28, 2009, future supplier financing obligations are as follows (in thousands):

2010	$3,209
2011	1,861
2012	128
Total supplier financing obligations	$5,198

The Company’s Consolidated Balance Sheets include the current portion of these obligations within Accrued expenses, income taxes and other liabilities, and the long-term portion within Other liabilities.

United States Customs Liability Payment

On July 6, 2006 SMSC made a prior disclosure to the United States Commissioner of Customs (“Customs”) pursuant to 19 C.F.R. § 162.74 related to SMSC’s learning that in certain cases it has not declared the full value or costs of assists provided by SMSC to its foreign suppliers. SMSC conducted a comprehensive review of its customs entries over the past five years and determined the amount of the additional fees. SMSC filed with Customs on October 4, 2006 an updated disclosure, and tendered to Customs approximately $0.4 million relating to prior periods.

Litigation

From time to time as a normal incidence of doing business, various claims and litigation may be asserted or commenced against the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. COMMITMENTS AND CONTINGENCIES  – (continued)

liability for damages and/or invalidate its proprietary rights. Any lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention, and an adverse outcome of any significant matter could have a material adverse effect on the Company’s consolidated results of operations or cash flows in the quarter or annual period in which one or more of these matters are resolved.

On July 3, 2007, OPTi, Inc. (“OPTi”) filed a lawsuit in the United States District Court for the Eastern District of Texas against the Company, Advanced Micro Devices, Inc., Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., STMicroelectronics, Inc., and Via Technology, Inc. OPTi’s Complaint alleges that the Company’s Low Pin Count products infringe two patents and seeks unspecified damages (including treble damages for willful infringement), attorneys fees and injunctive relief (the “Complaint”). On September 5, 2007, the Company answered the Complaint, denying OPTi’s allegations and asserting counterclaims for declaratory judgments of invalidity, unenforceability and noninfringement of the two patents-in-suit. The Court has set a claim construction hearing for July 30, 2009. On April 13, 2009, the Court granted OPTi’s unopposed motion to postpone the trail date, which had been previously set for November 2, 2009. The Court has not set a new trial date. The Company intends to vigorously defend against the allegations of OPTi’s Complaint.

16. SUPPLEMENTAL CASH FLOW DISCLOSURES

The Company acquired $1.2 million, $4.1 million and $6.9 million of design tools in fiscal 2009, 2008 and 2007, respectively, through long-term financing provided by suppliers. The Company had $4.5 million, $6.7 million and $5.9 million of outstanding balances due under such arrangements as of February 28 or 29, 2009, 2008 and 2007, respectively. The Company made cash payments in respect of obligations under supplier financing arrangements of $3.4 million, $2.2 million and $1.5 million for the years ended February 28 or 29, 2009, 2008 and 2007, respectively.

The Company made cash payments for federal, state and foreign income taxes payable of $6.0 million, $7.9 million and $10.7 million in fiscal 2009, 2008 and 2007, respectively.

17. INDUSTRY SEGMENT, GEOGRAPHIC, CUSTOMER AND SUPPLIER INFORMATION

Industry Segment

Given the Company’s focus on developing products that can address multiple end markets, market demand for products that contain more than one element of SMSC’s technology solutions and the impact that these trends have had on the management of the Company’s business and internal reporting, since the quarter ending November 30, 2005, the Company has concluded that it operates and reports as a single business segment — the design, development, and marketing of semiconductor integrated circuits. This change had no impact on the Company’s disclosure because it previously aggregated the results of operating segments into one reportable segment under the aggregation criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. INDUSTRY SEGMENT, GEOGRAPHIC, CUSTOMER AND SUPPLIER INFORMATION  – (continued)

Sales and Revenues by Geographic Region

The Company’s sales by country are based upon the geographic location of the customers who purchase the Company’s products. For product sales to electronic component distributors, their countries may be different from those of the end customers. The information below summarizes sales and revenues to unaffiliated customers by country (in thousands):

For the Fiscal Years Ended February 28 and 29,	2009	2008	2007
Taiwan	$94,163	$103,661	$132,972
China	65,187	94,200	52,136
Japan	50,963	52,132	70,720
United States	28,791	34,531	34,937
Germany	28,207	35,650	46,717
Other	58,185	57,675	33,112
	$325,496	$377,849	$370,594

Significant Customers

From period to period, several key customers can account for a significant portion of the Company’s sales and revenues. Sales and revenues from significant customers for fiscal 2009, 2008 and 2007, stated as percentages of total sales and revenues, are summarized as follows:

For Fiscal Years Ended February 28 and 29,	2009	2008	2007
Yosun Industrial (including Sertek)	17%	19%	19%
Tech-Com Computer	*	11%	*
*	Less than 10%

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

In fiscal 2009, one customer, Yosun Industrial, accounted for more than 10% of net revenues (17% in fiscal 2009, 19% in fiscal 2008 and 19% in fiscal 2007). Yosun is a distributor of SMSC products in Asia that resells the company’s product to many different end users. In March 2007, Yosun Industrial acquired Sertek, another distributor of the Company’s products. Sales to Yosun and Sertek have been combined for all periods presented.

In October 2008, SMSC terminated its relationship with Sertek. This action was part of an on-going realignment initiative related to evolving markets and business strategies. The business formerly provided by Sertek has been redirected to a mix of new and existing SMSC customers.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. INDUSTRY SEGMENT, GEOGRAPHIC, CUSTOMER AND SUPPLIER INFORMATION  – (continued)

The Company continues to expect that a small number of larger customers will continue to account for a significant portion of its sales and revenues in fiscal 2010 and for the foreseeable future. The Company’s financial results are heavily dependent on United States based computer manufacturers who drive a significant portion of the ultimate demand for the Company’s products.

Long-Lived Assets by Geographic Region

The Company’s long-lived assets include net property and equipment, goodwill and other intangible assets, deferred income taxes and various long-lived financial instruments. Net property, plant and equipment by geographic area consists of the following (in thousands):

As of February 28 and 29,	2009	2008
United States	64,248	59,143
Germany	1,043	984
Japan and Other Asia Pacific	344	420
	$65,635	$60,547

Significant Suppliers

The Company does not operate a wafer fabrication facility. Four independent semiconductor wafer foundries in Asia and Europe currently supply substantially all of the Company’s devices in current production. In addition, substantially all of the Company’s products are assembled by five independent subcontractors in Asia and Europe.

18. RELATED PARTY TRANSACTIONS

Delta Design, Inc (“Delta”) and Rasco GmbH (“Rasco”) manufacture semiconductor test equipment. Delta and Rasco are wholly owned by Cohu, Inc. (“Cohu”), whose President and Chief Executive Officer is James Donahue, a Director of the Company. (Rasco was purchased by Cohu in fiscal year 2009.) The Company has purchased equipment, supplies and services from Delta and Rasco in the ordinary course of business both before and after Mr. Donahue became a Director of the Company in 2003.

In fiscal 2009, the Company purchased approximately $0.7 million of products, spare parts and services from Delta. In addition, the Company purchased approximately $0.2 million of products, spare parts and services from Rasco.

During fiscal 2008 and 2007, the Company purchased $2.4 million and $4.1 million, respectively, of test equipment, services and supplies from Delta.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data; the sum of the net income per share amounts may not total due to rounding)

Fiscal 2009

	Quarter Ended
	May 31	Aug. 31	Nov. 30	Feb. 28
Sales and revenues	$92,790	$97,196	$84,268	$51,241
Gross profit	$47,144	$49,667	$43,240	$21,753
Income (loss) from operations	$4,717	$10,050	$5,832	$(78,752)
Net income (loss)	$4,478	$8,703	$9,053	$(71,643)
Net income (loss) per share:
Basic	$0.20	$0.39	$0.41	$(3.30)
Diluted	$0.20	$0.38	$0.41	$(3.30)
Weighted average shares outstanding:
Basic	22,456	22,188	21,937	21,742
Diluted	22,887	22,608	22,221	21,742

Operating results for the three month period ended August 31, 2008 include approximately $0.4 million of stock-based compensation expense relating to prior periods amending the method of amortization for deferred compensation relating to certain restricted stock awards (“RSAs”) granted between March 1, 2006 and May 31, 2008. In addition, the benefit from income taxes includes an additional $0.1 million in net benefit relating to adjustments the net loss for the three month period ended February 28, 2009 of certain deferred tax balances.

Fiscal 2008

	Quarter Ended
	May 31	Aug. 31	Nov. 30	Feb. 29
Sales and revenues	$81,546	$97,522	$104,678	$94,103
Gross profit	$41,493	$48,434	$54,003	$47,956
Income from operations	$2,794	$8,081	$14,236	$12,411
Net income	$3,202	$9,281	$8,708	$11,715
Net income per share:
Basic	$0.14	$0.40	$0.38	$0.52
Diluted	$0.13	$0.38	$0.36	$0.50
Weighted average shares outstanding:
Basic	22,790	23,097	23,041	22,747
Diluted	23,445	23,845	23,878	23,407

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. QUARTERLY FINANCIAL DATA (UNAUDITED)  – (continued)

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

Schedule II — Valuation and Qualifying Accounts

For the Three Fiscal Years Ended February 28, 2009

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(in thousands)
Fiscal Year Ended February 28, 2009
Allowance for Doubtful Accounts	$438	$—	$—	$—		$438
Reserve for Product Returns	$345	$508	$—	$(603	)(b)	$250
Valuation Allowance on Net Deferred Taxes	$2,045	$1,396	$2,394	$—		$5,835
Fiscal Year Ended February 29, 2008
Allowance for Doubtful Accounts	$438	$—	$—	$—		$438
Reserve for Product Returns	$293	$613	$—	$(561	)(b)	$345
Valuation Allowance on Net Deferred Taxes	$1,900	$145	$—	$—		$2,045
Fiscal Year Ended February 28, 2007
Allowance for Doubtful Accounts	$536	$—	$—	$(98	)(a)	$438
Reserve for Product Returns	$155	$675	$—	$(537	)(b)	$293
Valuation Allowance on Net Deferred Taxes	$2,544	$—	$—	$(644)		$1,900

(a)	Represents adjustment of reserve balance based upon evaluation of accounts receivable collectability.
(b)	Represents sales value of expected returns of product from customers based on historical experience and recent trends.

INDEX TO EXHIBITS

Exhibit No	Description
3.1	Certificate of Incorporation of Standard Microsystems Corporation, as amended and restated, incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-Q for the quarter ended August 31, 2006.
3.2	Amended and Restated By-Laws of Standard Microsystems Corporation, incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-Q filed on September 25, 2007.
4.1	Rights Agreement with ChaseMellon Shareholder Services L.L.C., as Rights Agent, dated January 7, 1998, incorporated by reference to Exhibit 1 to the registrant’s Registration Statement on Form 8-A filed January 15, 1998.
4.2	Amendment No. 1 to Rights Agreement with ChaseMellon Shareholder Services L.L.C., as Rights Agent, dated January 23, 2001, incorporated by reference to Exhibit 4.2 to the registrant’s Form 10-K for the fiscal year ended February 28, 2001.
4.3	Amendment No. 2 to Rights Agreement with ChaseMellon Shareholder Services L.L.C., as Rights Agent, dated April 9, 2002, incorporated by reference to Exhibit 3 to the registrant’s Registration Statement on Form 8-A/A filed April 25, 2002.
10.1*	Employment Agreement with Steven J. Bilodeau, dated March 19, 2007, incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed on March 23, 2007.
10.2*	Transition Agreement dated June 3, 2008 with Steven J. Bilodeau incorporated by reference to Exhibit 99.1 to the registrant’s Form 8-K filed on June 6, 2008.
10.3*	Employment Agreement made as of October 1, 2008 with Christine King incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on October 3, 2008.
10.4*	Letter Agreement with Kris Sennesael dated December 8, 2008 incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on December 10, 2008.
10.5*	Amended and Restated Employment Agreement with David S. Smith, dated March 19, 2007, incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on March 23, 2007.
10.6*	Indemnity Agreement with Steven J. Bilodeau, Peter Dicks, Timothy P. Craig, Ivan T. Fritsch, James A. Donohue, Andrew M. Caggia, Christine King, Stephen C. McCluski, Dr. Kenneth Kin, Walter Siegel, David S. Smith, Joseph S. Durko, and Kris Sennesael incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on November 23, 2005.
10.7*	Letter Agreement with Walter Siegel dated November 5, 2008 incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on November 7, 2008.
10.8*	Letter Agreement with Joseph S. Durko dated March 27, 2006 incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-K filed on April 30, 2007.
10.9*	Letter Agreement with Aaron L. Fisher dated November 5, 2008 incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed on November 7, 2008.
10.10*	1994 Director Stock Option Plan, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated May 31, 1995.
10.11*	2001 Director Stock Option Plan, incorporated by reference to Exhibit B to the registrant’s Proxy Statement dated July 11, 2001.
10.12*	Amendment to the 2001 Director Stock Option Plan, dated April 4, 2002, incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-K for the fiscal year ended February 28, 2002.
10.13*	Amendment to the 1994 Director Stock Option Plan, adopted July 14, 1998, incorporated by reference to information appearing on page 11 of the registrant’s Proxy Statement dated June 1, 1998.

Exhibit No	Description
10.14*	Retirement Plan for Directors, incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-K for the fiscal year ended February 28, 1995.
10.15*	Amendment to the Retirement Plan for Directors, incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-K for the fiscal year ended February 28, 2002.
10.16*	1993 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated May 25, 1993.
10.17*	2005 Supplemental Executive Retirement Plan, amended and restated as of January 1, 2008 incorporated by reference to Exhibit 10.1 to the registrants’ Form 8-K filed on November 7, 2008.
10.18*	Standard Microsystems Corporation Severance Plan amended and restated as of January 14, 2009 filed herewith.
10.19*	Resolutions adopted October 31, 1994, amending the Retirement Plan for Directors and the Executive Retirement Plan, incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K for the fiscal year ended February 28, 1995.
10.20*	1994 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated May 26, 1994.
10.21*	Resolutions adopted January 3, 1995, amending the 1994, 1993 and 1989 Stock Option Plans and the 1991 Restricted Stock Plan, incorporated by reference to Exhibit 10.19 to the registrant’s Form 10-K for the fiscal year ended February 28, 1995.
10.22*	1996 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s proxy statement dated June 21, 1996 for Officers and Key Employees.
10.23*	1998 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated June 1, 1998.
10.24*	1999 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated June 9, 1999.
10.25*	2000 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated June 6, 2000.
10.26*	2001 Stock Option and Restricted Stock Plan for Officers and Key Employees, incorporated by reference to Exhibit C to the registrant’s Proxy Statement dated June 11, 2001.
10.27*	Resolutions adopted April 7, 2004, amending the 1999 and 2000 Stock Option Plans and the 2001 and 2003 Stock Option and Restricted Stock Plans, incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarterly period ended August 31, 2004.
10.28*	Standard Microsystems Corporation plan for Deferred Compensation in Common Stock for outside Directors as amended on September 11, 2008 incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q filed on October 3, 2008.
10.29*	2002 Inducement Stock Option Plan, incorporated by reference to Exhibit 10.26 to the registrant’s Form 10-K for the fiscal year ended February 28, 2003.
10.30*	2003 Director Stock Option Plan, incorporated by reference to Exhibit C to the registrant’s Proxy Statement dated July 9, 2003.
10.31*	2003 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit B to the registrant’s Proxy Statement dated July 9, 2003.
10.32*	2003 Inducement Stock Option Plan, incorporated by reference to Exhibit 4.3 to the registrant’s Form S-8 filed September 15, 2003.
10.33*	2004 Employee Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on October 1, 2004.

Exhibit No	Description
10.34*	2004 Inducement Stock Option Plan, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 filed on July 17, 2005.
10.35*	2005 Director Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q filed on October 11, 2005.
10.36*	2005 Inducement Stock Option and Restricted Stock Plan of Standard Microsystems Corporation, as amended on September 9, 2005, incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on October 26, 2005.
10.37*	The amendment of the 1993 Stock Option Plan for Officers and Key Employees, 1994 Stock Option Plan for Officers and Key Employees, 1996 Stock Option Plan for Officers and Key Employees, 1998 Stock Option Plan for Officers and Key Employees, 1999 Stock Option Plan for Officers and Key Employees, 2000 Stock Option Plan for Officers and Key Employees, 2001 Stock Option and Restricted Stock Plan of Standard Microsystems Corporation, 2003 Stock Option and Restricted Stock Plan and 2005 Inducement Stock Option and Restricted Stock Plan of Standard Microsystems Corporation incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q filed on December 21, 2007.
10.38*	Standard Microsystems Corporation 2006 Directors Stock Appreciation Rights Plan, as adopted on July 11, 2006, incorporated by reference to Exhibit 10.1 to the Registrant’s 8-K filed on July 14, 2006.
10.39*	Amendment to Standard Microsystems Corporation 2006 Directors Stock Appreciation Rights Plan, dated April 9, 2008, incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-K filed on April 29, 2008.
10.40*	2006 Employee Stock Appreciation Rights Plan, as adopted on September 1, 2006, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on September 1, 2006.
10.41*	Amendment to Standard Microsystems Corporation 2006 Employee Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on April 30, 2008.
10.42*	April 9, 2007 Amendment to the 2005 Inducement Stock Option and Restricted Stock Plan of Standard Microsystems Corporation incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-K filed on April 30, 2007.
10.43*	Amendment to 2005 Inducement Stock Option Plan and Restricted Stock Plan of Standard Microsystems Corporation, incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on April 30, 2008.
10.44*	Resolution adopted to modify compensation provided to non-employee directors, dated December 21, 2004, incorporated by reference to Item 1.01 in the registrant’s Form 8-K filed on December 23, 2004.
10.45*	Form of fiscal year 2009 Management Incentive Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on April 30, 2008.
10.46*	Standard Microsystems Corporation Management Incentive Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on April 15, 2009.
10.47	Agreement and Plan of Merger among Standard Microsystems Corporation, SMSC Sub, Inc., and Gain Technology Corporation, dated April 29, 2002, incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed on June 19, 2002.
10.48	Share Purchase Agreement by and among Standard Microsystems Corporation, SMSC GmbH and the Shareholders of OASIS Silicon Systems Holding AG, dated March 30, 2005, incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed on April 5, 2005.
21.	Subsidiaries of the Registrant incorporated by reference to Exhibit 21 to the registrant’s Form 10-K filed on April 30, 2007.

Exhibit No	Description
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
*	Indicates a management or compensatory plan or arrangement.