Form 10-Q
period 2009-05-31
STANDARD MICROSYSTEMS CORP
filed 2009-07-07
CIK 93384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2009 there were 22,026,693 shares of the registrant’s common stock outstanding.

STANDARD MICROSYSTEMS CORPORATION

i

PART I

Item 1. — Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 31, 2009	February 28, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,681	$97,156
Accounts receivable, net	37,058	26,799
Inventories	45,508	53,413
Deferred income taxes, net	18,092	14,155
Other current assets	9,374	13,658
Total current assets	218,713	205,181
Property, plant and equipment, net	65,107	65,635
Goodwill	44,321	44,321
Intangible assets, net	27,841	27,413
Long-term investments	62,474	69,223
Deferred income taxes	16,198	14,123
Other assets	3,741	3,790
Total assets	$438,395	$429,686
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,273	$12,881
Deferred income on shipments to distributors	14,620	11,278
Accrued expenses, income taxes and other liabilities	36,217	35,136
Total current liabilities	69,110	59,295
Deferred income taxes	6,462	5,958
Other liabilities	15,891	15,625
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	2,646	2,642
Additional paid-in capital	327,839	325,596
Retained earnings	115,446	124,642
Treasury stock, at cost	(101,199)	(101,199)
Accumulated other comprehensive income (loss)	2,200	(2,873)
Total shareholders’ equity	346,932	348,808
Total liabilities and shareholders’ equity	$438,395	$429,686

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended May 31,
	2009	2008
	(Unaudited)
Product sales	$62,472	$89,762
Intellectual property revenues	7	3,028
Sales and revenues	62,479	92,790
Costs of goods sold	34,680	45,646
Gross profit	27,799	47,144
Operating expenses:
Research and development	18,466	18,335
Selling, general and administrative	21,659	24,092
Restructuring charges	221	—
Settlement charge	2,050	—
(Loss) income from operations	(14,597)	4,717
Interest income	430	1,743
Interest expense	(20)	(72)
Other expense, net	(294)	(155)
(Loss) income before income taxes	(14,481)	6,233
(Benefit) provision for income taxes	(5,285)	1,755
Net (loss) income	$(9,196)	$4,478
Basic net (loss) income per share:	$(0.42)	$0.20
Diluted net (loss) income per share:	$(0.42)	$0.20
Weighted average common shares outstanding:
Basic	21,901	22,456
Diluted	21,901	22,887

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended May 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(9,196)	$4,478
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,301	5,192
Foreign exchange gains	(23)	(98)
Excess tax benefits from stock-based compensation	(1)	(342)
Stock-based compensation	5,890	5,575
Deferred income taxes	(5,892)	(270)
Loss on sale of property, plant, and equipment	13	—
Deferred income on shipments to distributors	3,342	(3,324)
Non cash restructuring charges	221	—
Settlement charge	2,050	—
Provision for sales returns and allowances	79	—
Other adjustments, net	—	(95)
Changes in operating assets and liabilities:
Accounts receivable	(9,874)	6,310
Inventories	9,008	(2,777)
Accounts payable, accrued expenses and other liabilities	1,694	(4,406)
Accrued restructuring charges	(4,187)	—
Income taxes payable	5,039	1,158
Other changes, net	(55)	(1,909)
Net cash provided by operating activities	3,409	9,492
Cash flows from investing activities:
Capital expenditures	(1,211)	(2,808)
Sales of investments	8,000	21,000
Net cash provided by investing activities	6,789	18,192
Cash flows from financing activities:
Excess tax benefits from stock-based compensation	1	342
Proceeds from issuance of common stock	541	809
Purchases of treasury stock	—	(10,734)
Repayments of obligations under capital leases and notes payable	(506)	(684)
Net cash provided by (used in) financing activities	36	(10,267)
Effect of foreign exchange rate changes on cash and cash equivalents	1,291	572
Net increase in cash and cash equivalents	11,525	17,989
Cash and cash equivalents at beginning of period	97,156	61,641
Cash and cash equivalents at end of period	$108,681	$79,630

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial information of Standard Microsystems Corporation and subsidiaries (“SMSC” or the “Company”) has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and reflects all adjustments, consisting only of normal recurring adjustments, which in management’s opinion are necessary to state fairly the Company’s financial position as of May 31, 2009, results of operations for the three-month periods ended May 31, 2009 and 2008 and cash flows for the three-month periods ended May 31, 2009 and 2008. The February 28, 2009 balance sheet information has been derived from audited financial statements, but does not include all information or disclosures required by U.S. GAAP.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended February 28, 2009 included in the Company’s Annual Report on Form 10-K, as filed on April 28, 2009 with the SEC (the “Fiscal 2009 Form 10-K”).

Results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year or any future periods.

Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the fiscal 2010 presentation. Specifically, the Company added the caption of gross profit to the consolidated statements of operations in the fourth quarter of fiscal 2009 and reclassified the amortization of intangibles previously shown separately to costs of goods sold for the amortization of technology intangible assets and selling, general and administrative expenses for the amortization of customer relationships and other intangible assets for all periods presented. In addition, the Company reclassified and revised certain components of the Consolidated Statement of Cash Flows for fiscal 2009 to conform to the current presentation.

2. Fair Value

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

The Company’s financial instruments are measured and recorded at fair value. The Company’s non-financial assets, such as goodwill; intangible assets; and property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

SFAS 157 requires disclosure regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Fair Value  – (continued)

•	Level 2 — Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The following table summarizes the composition of the Company’s investments at May 31, 2009 and February 28, 2009 (in thousands):

May 31, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classification on Balance Sheet
					Short-Term Investments	Long-Term Investments
Equity Securities	$143	$—	$(69)	$74	$—	$74
Auction Rate Securities	68,250	—	(5,850)	62,400	—	62,400
Money Market Funds	100,005	—	—	100,005	—	—
	$168,398	$—	$(5,919)	$162,479	$—	$62,474

February 28, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classification on Balance Sheet
					Short-Term Investments	Long-Term Investments
Equity Securities	$143	$—	$(86)	$57	$—	$57
Auction Rate Securities	76,250	—	(7,084)	69,166	—	69,166
Money Market Funds	74,397	—	—	74,397	—	—
	$150,790	$—	$(7,170)	$143,620	$—	$69,233

The Company classifies all marketable debt and equity securities with remaining contractual maturities of greater than one year as long-term investments. As of May 31, 2009 the Company held approximately $62.4 million of investments in auction rate securities (net of $5.9 million in unrealized losses) with maturities ranging from 1 to 32 years, all classified as available-for-sale. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of May 31, 2009, 100% of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies.

The cost basis and estimated fair values of available-for-sale securities at May 31, 2009 by contractual maturity are shown below (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due in one year through five years	16,000	15,138
Due in five years through ten years	—	—
Due in ten through twenty years	17,400	15,776
Due in over twenty years	34,850	31,486
Total	$68,250	$62,400

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Fair Value  – (continued)

Expected maturities of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, including investments, equity securities, cash surrender value of life insurance policies and cash equivalents at May 31, 2009 (in thousands):

	Total Fair Value at 5/31/2009	Fair Value Measurements at Report Date Using
		Level 1	Level 2	Level 3
Assets:
Equity Securities	$74	$74	$—	$—
Auction rate securities	62,400	—	850	61,550
Money market funds	100,005	100,005	—	—
Other assets-cash surrender value	1,665	—	1,665	—
Total Assets:	$164,144	$100,079	$2,515	$61,550
Net	$164,144	$100,079	$2,515	$61,550

At May 31, 2009, the Company grouped money market funds and equity securities using a Level 1 valuation because market prices are readily available. Level 2 financial assets and liabilities represent the fair value of cash surrender value of life insurance as well as auction rate securities that have been redeemed at par subsequent to the May 31, 2009 reporting date. At May 31, 2009, the assets grouped for Level 3 valuation were auction rate securities consisting of AAA rated securities mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1.

The table below includes a roll forward of the Company’s investments in auction rate securities from March 1, 2009 to May 31, 2009, and the reclassification of these investments in the hierarchy. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may consider some observable market inputs.

The following table reflects the activity for the Company’s major classes of assets measured at fair value using Level 3 inputs (in thousands):

Three Months Ended May 31, 2009
Balance at beginning of period	$61,166
Transfers out to level 2 (Auction Rate Securities with market inputs)	(850)
Transfers into level 3
Sales of Level 3 investments	—
Total gains and losses:	—
Included in earnings (realized)	—
Unrealized gains included in accumulated other comprehensive income	1,234
Balance as of May 31, 2009	$61,550

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Fair Value  – (continued)

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

The par (invested principal) value of the auction rate securities associated with these failed auctions will not be accessible to the Company until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to these liquidity issues, the Company performed a valuation analysis to determine the estimated fair value of these investments. The fair value of these investments is based on a trinomial discount model. This model considers the probability of three potential occurrences for each auction event through the maturity date of the security. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include, but are not limited to, the security’s collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each security is determined by summing the present value of the probability weighted future principal and interest payments determined by the model. The discount rate was determined using a proxy based upon the current market rates for successful auctions within the AAA rated auction rate securities market. The expected term was based on management’s estimate of future liquidity. The illiquidity discount was based on the levels of federal insurance or FFELP backing for each security as well as considering similar preferred stock securities ratings and asset backed ratio requirements for each security.

As a result, as of May 31, 2009, the Company recorded an estimated cumulative unrealized loss of $5.9 million ($5.8 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive (loss) income within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuer. Further, the auction rate securities held by the Company are AAA rated. The Company continues to liquidate investments in auction rate securities as opportunities arise. In the three-months ended May 31, 2009, $8.0 million in auction rate securities were liquidated at par in connection with issuer calls.

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

3. Recent Accounting Pronouncements

In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”); (ii) SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”); and (iii) SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107 and APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009 (SMSC’s fiscal quarter ending August 31, 2009). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If it were concluded that there has been a significant decrease in the

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Recent Accounting Pronouncements  – (continued)

volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value. In such instances, changes in valuation techniques or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating the impact of the adoption of these Staff Positions on the Company’s consolidated financial statements.

4. Comprehensive Income

The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on investments classified as available-for-sale, and changes in minimum pension liability adjustments.

The components of the Company’s comprehensive (loss) income for the three-month periods ended May 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended May 31,
	2009	2008
Net (loss) income	$(9,196)	$4,478
Other comprehensive income:
Change in foreign currency translation adjustments	3,828	3,760
Change in unrealized gain (loss) on investments, net of taxes	1,244	(1,955)
Change in minimum pension liability adjustment, net of taxes	—	112
Total comprehensive (loss) income	$(4,124)	$6,395

The components of the Company’s accumulated other comprehensive (loss) income as of May 31, 2009 and February 28, 2009, net of taxes, were as follows (in thousands):

	May 31, 2009	February 28, 2009
Unrealized losses on investments	$(5,790)	$(7,035)
Foreign currency items	7,795	3,967
Minimum pension liability adjustment	195	195
Total accumulated other comprehensive income (loss)	$2,200	$(2,873)

5. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated using the sum of weighted-average number of common shares outstanding during the period, plus the dilutive effect of shares issuable through stock options.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Net Income (Loss) Per Share  – (continued)

The shares used in calculating basic and diluted net income (loss) per share for the Condensed Consolidated Statements of Operations included within this report are reconciled as follows (in thousands):

	Three Months Ended May 31,
	2009	2008
Average shares outstanding for basic net income per share	21,901	22,456
Dilutive effect of stock options and unvested restricted stock awards	—	431
Average shares outstanding for diluted net income per share	21,901	22,887

Options covering 3.7 million and 0.7 million shares for the three month periods ended May 31, 2009 and 2008, respectively, were excluded from the computation of average shares outstanding for diluted net income (loss) per share because their effect was antidilutive.

6. Investments

Long-term investments consist of AAA rated auction rate securities (most of which are backed by U.S. Federal or state and municipal government guarantees — see Note 2) and other marketable debt and equity securities held as available-for-sale investments. As of November 30, 2007 and prior period-end dates, investments in auction rate securities were classified as short-term in nature. In the fourth quarter of fiscal 2008, such investments became subject to adverse market conditions, and the liquidity typically associated with the financial markets for such instruments became restricted as auctions began to fail. Given the underlying terms of these securities, in most cases where auctions fail, the investor is entitled to higher interest rates to compensate for the lack of liquidity.

7. Goodwill and Intangible Assets

The Company’s March 2005 acquisition of OASIS Silicon Systems Holding AG (“OASIS”) included the purchase of $42.9 million of finite-lived intangible assets, an indefinite-lived trademark of $5.4 million, and goodwill of $67.8 million. Some of these intangible assets, or portions thereof, are denominated in currencies other than the U.S. dollar, and these March 2005 values reflect foreign exchange rates in effect on the date of the transaction. The Company’s June 2002 acquisition of Tucson, Arizona-based Gain Technology Corporation included the acquisition of $7.1 million of finite-lived intangible assets and $29.4 million of goodwill, after adjustments.

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized, but is tested for impairment in value at least annually, or when events or circumstances indicate possible impairment in value. The Company performs an annual goodwill impairment assessment during the fourth quarter of each fiscal year, and completed its most recent annual review during the fourth quarter of fiscal 2009. Based on this assessment, the Company recorded a charge of $52.3 million as of February 28, 2009, as previously outlined in its Fiscal 2009 Form 10-K.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Goodwill and Intangible Assets  – (continued)

Intangible assets that are denominated in a functional currency other than the U.S. dollar have been translated into U.S. dollars using the exchange rate in effect on the reporting date. As of May 31 and February 28, 2009, the Company’s identifiable intangible assets consisted of the following (in thousands):

	5/31/2009		2/28/2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Purchased technologies	$39,934	$23,760	$38,309	$21,909
Customer relationships and contracts	11,646	6,124	10,663	5,281
Other	809	526	734	458
Total – finite-lived intangible assets	52,389	30,410	49,706	27,648
Trademarks	5,862	—	5,355	—
	$58,251	$30,410	$55,061	$27,648

Total amortization expense recorded for finite-lived intangible assets was $1.5 million for the three month period ended May 31, 2009 and $1.8 million for the three month period ended May 31, 2008.

Estimated future finite-lived intangible asset amortization expense is as follows (in thousands):

Period	Amount
Remainder of Fiscal 2010	$4,310
Fiscal 2011	$5,723
Fiscal 2012	$5,701
Fiscal 2013	$5,669
Fiscal 2014	$496
Fiscal 2015 and thereafter	$80

8. Other Balance Sheet Data

Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

	May 31, 2009	February 28, 2009
Raw materials	$1,430	$1,476
Work-in-process	16,910	16,926
Finished goods	27,168	35,011
	$45,508	$53,413

Property, plant and equipment (in thousands):

	May 31, 2009	February 28, 2009
Land	$578	$578
Buildings and improvements	37,628	38,038
Machinery and equipment	116,039	112,397
	154,245	151,013
Less: accumulated depreciation	(89,138)	(85,378)
	$65,107	$65,635

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Other Balance Sheet Data  – (continued)

Accrued expenses, income taxes and other current liabilities (in thousands):

	May 31, 2009	February 28, 2009
Compensation, incentives and benefits	$7,924	$10,108
Stock appreciation rights	10,601	6,574
Supplier financing – current portion	3,131	2,583
Restructuring Charges	1,198	5,385
Accrued rent obligations	3,133	2,876
Income taxes	910	415
Other	9,320	7,195
	$36,217	$35,136

Other liabilities (in thousands):

	May 31, 2009	February 28, 2009
Retirement benefits	$7,973	$8,253
Income taxes	5,445	5,311
Supplier financing – long-term portion	2,285	1,884
Other	188	177
	$15,891	$15,625

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

Deferred income on shipments to distributors consists of the following (in thousands):

	May 31, 2009	February 28, 2009
Deferred Sales Revenue	$20,444	$16,782
Deferred COGS	(4,060)	(3,394)
Provisions for Sales Returns	886	650
Distributor Advances on Price Allowances	(2,650)	(2,760)
	$14,620	$11,278

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Common Stock Repurchase Program

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. The Board of Directors authorized the repurchase of additional shares in one million share increments in July 2000, July 2002, November 2007 and April 2008, bringing the total authorized repurchases to five million shares as of February 28, 2009. As of May 31, 2009, the Company has repurchased approximately 4.5 million shares of its common stock at a cost of $101.2 million under this program, including 1,084,089 shares repurchased at a cost of $28.5 million in fiscal 2009, 1,165,911 shares repurchased at a cost of $40.6 million in fiscal 2008 and 253,300 shares repurchased at a cost of $6.1 million in fiscal 2007.

The Company did not repurchase any shares in the first quarter of fiscal 2010.

11. Other Income (Expense), Net

The components of the Company’s other income (expense) for the three-month periods ended May 31, 2009 and 2008, respectively, consisted of the following (in thousands):

	Three Months Ended May 31,
	2009	2008
Realized and unrealized foreign currency transaction losses	$(283)	$(249)
Losses on disposal of property	(13)	(1)
Other miscellaneous income	2	95
	$(294)	$(155)

12. Income Taxes

The Company increased its reserves for liabilities for uncertain tax positions for the three month period ended May 31, 2009 by $0.1 million in connection with deductions expected to be taken in its fiscal 2010 U.S. federal income tax return. Substantially all such unrecognized tax benefits would be recorded as part of the provision for income taxes if realized in future periods. At this time, the Company does not currently anticipate that liabilities for uncertain tax positions will significantly increase or decrease on or prior to May 31, 2010, and all liabilities for uncertain tax positions are classified as long term and included in Other Liabilities in the condensed consolidated balance sheet.

The Company will continue its policy of including interest and penalties related to unrecognized tax benefits within the provision for income taxes in the condensed consolidated statements of operations. For the three month period ended May 31, 2009, the Company provided $0.1 million for interest and penalties.

The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2006 (in the case of certain foreign tax returns, calendar year 2004).

13. Restructuring

In the fourth quarter of fiscal 2009, the Company announced a restructuring plan that included a supplemental voluntary retirement program and involuntary separations that would result in approximately a ten percent reduction in employee headcount and expenses worldwide. This action resulted in a charge of $5.2 million for severance and termination benefits for 88 full-time employees, which is included in the caption “Restructuring charges” in the Company’s fiscal 2009 consolidated statements of operations. This amount includes a charge of $2.4 million recorded pursuant to SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”) relating

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Restructuring  – (continued)

to the voluntary retirement program. An additional $0.2 million was recorded during the first quarter of fiscal 2010 for two full-time employees who elected to accept these benefits subsequent to February 28, 2009 and for other related expenses.

A reserve for restructuring charges in the amount of $1.2 million is included on the Company’s balance sheet as of May 31, 2009, which includes the restructuring charge and other previously accrued amounts to be settled in connection with these employee separations.

The following table summarizes the activity related to the accrual for restructuring charges for the quarter ended May 31, 2009 (in thousands):

	March 1, 2009 Accrual	Charges	Payments	Reclasses	Non-Cash Items	May 31, 2009 Accrual
Q4 Fiscal 2009 Restructuring Plan	$5,385	$221	($4,145)	($277)	$14	$1,198

The company expects to complete payment of the remaining fiscal 2009 restructuring charges by the end of the second quarter of fiscal 2011.

14. Benefit and Incentive Plans (Including Share-Based Payments)

The Company has several stock-based compensation plans in effect under which incentive stock options and non-qualified stock options (collectively “Stock Options”), restricted stock awards and stock appreciation rights are granted to employees and directors. Stock Options, restricted stock awards and stock appreciation rights are granted with exercise prices not less than the fair value of the underlying shares on the date of grant.

The following table summarizes the compensation expense for Stock Options, restricted stock awards and stock appreciation rights at fair value as measured per the provisions of SFAS No. 123R (revised 2004), Share-Based Payments (“SFAS 123R”) included in our condensed consolidated statements of operations (in thousands):

	Three Months Ended May 31,
	2009	2008
Costs of goods sold	$625	$530
Research and development	1,560	1,778
Selling, general and administrative	3,651	3,785
Stock-based compensation expense under SFAS 123R, before income tax (provision) benefit	5,836	6,093
Tax benefit	2,101	2,193
Stock-based compensation expense under SFAS 123R, after income tax (provision) benefit	$3,735	$3,900

Employee and Director Stock Option Plans

Under the Company’s various stock option plans, the Compensation Committee of the Board of Directors is authorized to grant options to purchase shares of common stock. The purpose of these plans is to promote the interests of the Company and its shareholders by providing officers, directors and key employees with additional incentives and the opportunity, through stock ownership, to better align their interests with the Company’s and enhance their personal interest in its continued success. Options under inducement plans may only be offered to new employees. Options are granted at prices not less than the fair market value on the date of grant. As of May 31, 2009, 490,576 shares of common stock were available for future grants of stock options (as adjusted for the most recent plan amendment, effective April 30, 2008), of which 355,974 shares

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Benefit and Incentive Plans (Including Share-Based Payments)  – (continued)

can also be issued as restricted stock awards. The grant date fair values of Stock Options are recorded as compensation expense ratably over the vesting period of each award, as adjusted for forfeitures of unvested awards. Stock Options generally vest over four or five-year periods, and expire no later than ten years from the date of grant.

Stock option plan activity for the three-months ended May 31, 2009 is summarized below (shares and intrinsic value in thousands):

	Fiscal 2010 Shares	Weighted Average Exercise Prices Per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding, March 1, 2009	3,700	$22.40
Granted	112	$15.39
Exercised	(16)	$14.98
Canceled, forfeited or expired	(116)	$24.89
Options outstanding, May 31, 2009	3,680	$22.14	6.2	$3,279
Options exercisable, May 31, 2009	2,127	$21.09	4.7	$2,311

The total remaining unrecognized compensation cost related to SMSC’s employee and director stock option plans is $15.4 million as of May 31, 2009. The weighted-average period over which the cost is expected to be recognized is 1.96 years.

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

The weighted-average fair values per share of stock options granted in connection with the Company’s stock plans have been estimated utilizing the following assumptions:

	Three Months Ended May 31,
	2009	2008
Dividend yield	—	—
Expected volatility	50%	49%
Risk-free interest rates	2.13%	3.07%
Expected lives (in years)	5.01	4.88

Restricted Stock Awards

The Company provides restricted stock awards to certain officers and key employees. The Company grants these awards, at its discretion, from the shares available under its 2001 and 2003 Stock Option and Restricted Stock Plans and its 2005 Inducement Stock Option and Restricted Stock Plan. The shares awarded are typically earned in 25%, 25% and 50% increments on the first, second and third anniversaries of the grant date of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The grant date fair value of these shares at the date of award is recorded as compensation expense over the service period, as adjusted for forfeitures of unvested awards.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Benefit and Incentive Plans (Including Share-Based Payments)  – (continued)

Restricted stock activity for the three-months ended May 31, 2009 is set forth below (shares in thousands):

	Number of Shares	Average Grant-Date Fair Value
Restricted stock shares outstanding, March 1, 2009	143	$28.25
Granted	15	$16.23
Canceled or expired	(3)	$29.33
Vested	(25)	$28.09
Restricted stock shares outstanding, May 31, 2009	130	$26.83

The total unrecognized compensation cost related to SMSC’s restricted stock plans is $2.4 million as of May 31, 2009. The weighted-average period over which the cost is expected to be recognized is 1.89 years.

Stock Appreciation Rights Plans

In September 2004 and September 2006, the Company’s Board of Directors approved Stock Appreciation Rights Plans (the “2004 Stock Appreciation Rights Plan” and the “2006 Stock Appreciation Rights Plan”, collectively the “Stock Appreciation Rights Plans”), the purpose of which are to attract, retain, reward and motivate employees and consultants to promote the Company’s best interests and to share in its future success. The Stock Appreciation Rights Plans authorize the Board’s Compensation Committee to grant up to six million stock appreciation rights awards to eligible officers, employees and consultants (after amendment to the 2006 Stock Appreciation Rights Plan, effective April 30, 2008). Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of SMSC common stock over the award’s exercise price. On July 11, 2006, the Company’s Board of Directors approved the 2006 Director Stock Appreciation Rights Plan. The Company can grant up to 200,000 Director stock appreciation rights under this plan. On April 9, 2008, the Board of Directors authorized an increase in the number of stock appreciation rights issuable pursuant to this plan from 200,000 to 400,000. The exercise price of a stock appreciation right is equal to the closing market price of SMSC stock on the date of grant. stock appreciation rights awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant.

Activity under the Stock Appreciation Rights Plans for the three-months ended May 31, 2009 is set forth below (shares and intrinsic value in thousands):

	Fiscal 2010 Shares	Weighted Average Exercise Prices Per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value
Stock appreciation rights outstanding, March 1, 2009	3,852	$27.22
Granted	1,154	$17.02
Exercised	(4)	$17.10
Canceled or expired	(80)	$27.55
Stock appreciation rights outstanding, May 31, 2009	4,922	$24.83	8.12	$3,280
Stock appreciation rights exercisable, May 31, 2009	1,586	$26.39	6.81	$746

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Benefit and Incentive Plans (Including Share-Based Payments)  – (continued)

The total unrecognized compensation cost related to SMSC’s Stock Appreciation Rights Plans is $21.6 million as of May 31, 2009. The weighted-average period over which the cost is expected to be recognized is 1.90 years.

The weighted-average fair values per share of stock appreciation rights granted in connection with the Company’s Stock Appreciation Rights Plans have been estimated utilizing the following assumptions:

	Three Months Ended May 31,
	2009	2008
Dividend yield	—	—
Expected volatility	45 – 60%	49%
Risk-free interest rates	0.49 – 2.20%	2.09 – 3.07%
Expected lives (in years)	0.87 – 6.22	1.21 – 4.84

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

The following table sets forth the components of the consolidated net periodic pension expense for the three-month periods ended May 31, 2009 and 2008, respectively (in thousands):

	Three Months Ended May 31,
	2009	2008
Components of net periodic benefit costs:
Service cost – benefits earned during the period	$108	$118
Service cost – benefits forfeited during the period	—	(140)
Interest cost on projected benefit obligations	116	105
Amortization of net obligation	—	61
Net periodic pension expense	$224	$144

	May 31, 2009	February 28, 2009
Amounts recognized in accumulated other comprehensive income:
Transition obligation	$1	$1
Net income	(302)	(302)
Prior service cost	—	—
Total amount recognized in accumulated other comprehensive income	$(301)	$(301)

Annual benefit payments under these plans are expected to be approximately $0.6 million in fiscal 2010.

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

United States Customs Liability Payment

On July 6, 2006 SMSC made a prior disclosure to the United States Commissioner of Customs (“Customs”) pursuant to 19 C.F.R. §162.74 related to SMSC’s learning that in certain cases it has not declared the full value or costs of assets provided by SMSC to its foreign suppliers. SMSC conducted a comprehensive review of its customs entries over the past five years and determined the amount of the additional fees. SMSC filed with Customs on October 4, 2006 an updated disclosure, and tendered to Customs approximately $0.4 million for these prior periods.

OPTi, Inc. Patent Infringement Lawsuit

On July 3, 2007, OPTi, Inc. (“OPTi”) filed a lawsuit in the United States District Court for the Eastern District of Texas against the Company, Advanced Micro Devices, Inc., Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., STMicroelectronics, Inc., and Via Technology, Inc. OPTi’s Complaint alleges that the Company’s Low Pin Count products infringe two patents and seeks unspecified damages (including treble damages for willful infringement), attorneys’ fees and injunctive relief. On September 5, 2007, the Company answered the Complaint, denying OPTi’s allegations and asserting counterclaims for declaratory judgments of invalidity, unenforceability and noninfringement of the two patents-in-suit. The Company has taken a charge of $2.1 million in the first quarter of fiscal 2010 which is the amount it anticipates will be sufficient to settle this matter.

16. Supplemental Cash Flow Disclosures

The Company acquired software and other tools used in product design through long-term financing provided by suppliers. The Company had $5.4 million and $6.0 million of outstanding balances due under such arrangements as of May 31, 2009 and 2008, respectively. During fiscal 2010 the Company acquired $1.5 million of software through supplier provided financing. None was acquired in the three-month period ended May 31, 2008. The Company made cash payments in respect of obligations under supplier financing arrangements of $0.5 million and $0.7 million for the three-month periods ended May 31, 2009 and 2008, respectively. The Company received federal, state and foreign tax refunds of $4.7 million for the three-month period ending May 31, 2009, and the Company made cash payments for federal, state and foreign income taxes payable of $1.0 million for the three month period, ending May 31, 2008.

17. Operating Segment Information

As a consequence of the Company’s focus on developing products that can address multiple end markets and market demand for products that contain more than one element of SMSC’s technology solutions, and the impact that these trends have had on the management of the Company’s business and internal reporting, since the quarter ending November 30, 2005 the Company has concluded that it operates and reports as a single business segment — the design, development, and marketing of semiconductor integrated circuits. This change

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. Operating Segment Information  – (continued)

had no impact on the Company’s disclosure because it previously aggregated the results of operating segments into one reportable segment under the aggregation criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

18. Subsequent Event

The Company announced on June 25, 2009 that as a result of global economic conditions and to improve its cost competitiveness and strategic flexibility, the Company’s Board of Directors approved management’s plan to reduce its workforce by approximately sixty-four employees over the next two to nine months in connection with the relocation of certain of its test floor activities from Hauppauge, New York to third party offshore facilities (Sigurd Microelectronics Corporation) in Asia. The Company estimates that these measures will result in accounting charges totaling approximately $6.0 million to $7.0 million over the remaining three quarters of fiscal year 2010. These charges are expected to consist primarily of severance, implementation costs, accelerated depreciation of test equipment and potential adjustments to certain deferred tax assets. The Company estimates that cash payments associated with these programs will approximate $2.5 million and will most likely be made in the third and fourth quarters of fiscal year 2010 and expects these activities to be completed no later than the fourth quarter of fiscal year 2010.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended May 31, 2009

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

Description of Business

SMSC designs and sells a wide range of silicon-based integrated circuits that utilize analog and mixed-signal technologies. The Company’s integrated circuits and systems provide a wide variety of signal processing attributes that are incorporated by its globally diverse customers into numerous end products in the Consumer Electronics, Automotive, Mobile PC, Desktop PC and Industrial markets. These products generally provide connectivity, networking, or input/output control solutions for a variety of high-speed communication, computer and related peripheral, consumer electronics, industrial control systems or automotive information applications. The market for these solutions is increasingly diverse, and the Company’s technologies are increasingly used in various combinations and in alternative applications SMSC is headquartered in Hauppauge, New York with operations in North America, Taiwan, Japan, Korea, Singapore, China and Europe. Engineering design centers are located in Arizona, New York, Texas and Karlsruhe, Germany. Additional information is available at www.smsc.com.

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

Further information regarding these policies appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, as filed with the SEC on April 28, 2009. During the three-month period ended May 31, 2009, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies.

Results of Operations

Overview

Net revenue, gross profit, operating (loss) income, and net (loss) income for the three months ended May 31, 2009, February 28, 2009 and May 31, 2008 were as follows (in thousands):

	Three Months Ended May 31, 2009	Three Months Ended February 28, 2009	Three Months Ended May 31, 2008
Sales and revenues	$62,479	$51,241	$92,790
Gross profit	$27,799	$21,753	$47,144
Operating (loss) income	$(14,597)	$(78,752)	$4,717
Net (loss) income	$(9,196)	$(71,643)	$4,478

Sales and revenues the first quarter of fiscal 2010 were $62.5 million, an increase of $11.2 million or 22% sequentially over the prior quarter ended February 28, 2009. The primary growth driver was PC product sales, which were up over 60% sequentially. This growth occurred mainly in both North America and Asia. The Company expects sales and revenues to increase further sequentially in the second quarter of 2010.

Sales and revenue decreased $30.3 million or 32.7% from sales and revenues of $92.8 million in the first quarter of the prior fiscal year, primarily due to the continuing global economic downturn in the PC and automotive markets, as well as the reduction in intellectual property revenues from Intel Corporation of $3.0 million per quarter as payments pursuant to this agreement ceased with receipt of the final payment in the third quarter of fiscal 2009. While demand for our PC products has increased significantly over the prior quarter, the Company is still expecting continuing weakness in demand as compared to prior year levels, particularly in the automotive and industrial markets, in the current quarter.

The Company reported a gross profit of $27.8 million or 44.5% of sales and revenues for the first quarter of fiscal 2010, an increase $6.0 million or 200 basis points, compared to gross profit of $21.8 million or 42.5% of sales and revenues in the prior quarter ended February 28, 2009. While product mix was unfavorable due to shipping more of our analog products, which have gross margins slightly below the corporate average, we gained the benefit of more activity and the cost reductions we have completed. Gross profit in the first quarter of fiscal 2010 of $27.8 million decreased $19.3 million compared to gross profit of $47.1 million, or 50.8% of sales and revenues in the first quarter of the prior fiscal year, primarily due to the decrease in production levels in response to lower demand and our inventory reduction initiatives which led to significant unabsorbed manufacturing overhead costs, as well as the reduction in intellectual property revenues of $3.0 million as noted above.

An operating loss of $14.6 million was generated in the first quarter of fiscal 2010 compared to an operating loss of $78.8 million in the prior quarter ended February 28, 2009, and operating income of $4.7 million in the first quarter of the prior year. The significant decline in operating loss compared to the prior quarter ended February 28, 2009 was due to the increase in revenue sequentially over the prior quarter as well as the benefit of cost reductions we have completed. The prior quarter also included a goodwill impairment charge of $52.3 million and restructuring charges of $5.2 million. The significant decline in operating income compared to the first quarter of the prior fiscal year ended May 31, 2008 was primarily attributable to the year over year decrease in product sales volume in the first quarter of fiscal 2010, a charge of $2.1 million in anticipation of the settlement of the OPTi, Inc. patent infringement lawsuit against the Company, as well as the reduction in intellectual property revenues of $3.0 million as noted above.

Net loss in the first quarter of fiscal 2010 was $9.2 million, compared to a net loss of $71.6 million in the prior quarter ended February 28, 2009, and net income of $4.5 million in the first quarter of the prior fiscal year, primarily due to the factors mentioned above, as well as the significant decrease in interest income, from $1.7 million in the first quarter of fiscal 2009 to $0.4 million in the first quarter of fiscal 2010. This is primarily the result of a decrease in the Company’s overall investment in auction rate securities, as the Company continues to liquidate its positions as opportunities arise in response to market conditions, as well as lower market interest rates as compared to the first quarter of the prior fiscal year.

Sales and Revenues

The Company’s sales and revenues for the first quarter of fiscal 2010 were $62.5 million, compared to sales and revenues of $92.8 million in the first quarter of the prior year, which consisted of $89.8 million of product sales and $3.0 million of intellectual property revenues. This 32.7% decrease for the Company as a whole derives from substantial decreases in shipping volumes, particularly in the PC, automotive and industrial product lines, and is a reflection of the continuing recent economic downturn. However, end customer demand has strengthened sequentially over the prior quarter in the PC market, particularly in commercial and low-end notebook sales, as well as in new analog products designed for PCs. The overall revenue decrease compared to the prior year is also due, in part, to the reduction in intellectual property revenues of $3.0 million as noted above.

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

The Company reported a gross profit of $27.8 million or 44.5% of sales and revenues for the first quarter of fiscal 2010, a decrease of $19.3 million, compared to gross profit of $47.1 million, or 50.8% of sales and revenues in the first quarter of fiscal 2009. The decrease in gross profit as a percentage of sales and revenues in the first quarter of the current fiscal year compared to the first quarter of the prior fiscal year was primarily due to the decrease in production levels in response to lower demand and our inventory reduction initiatives which led to significant unabsorbed manufacturing overhead costs. Additionally, gross profit was impacted by the decrease in intellectual property revenues of $3.0 million in the first quarter of fiscal 2010, as Intel payments ceased with receipt of the final payment in the third quarter of fiscal 2009.

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

R&D expenses were $18.5 million and $18.3 million in the first quarter of fiscal 2010 and fiscal 2009, respectively, growing from approximately 19.8% to 29.6% of sales and revenues. Expense increases of $0.4 million over the first quarter of fiscal 2009 were partially offset by a reduction in stock-based compensation pursuant to SFAS 123R, which decreased from $1.8 million in the first quarter of fiscal 2009 to $1.6 million in the first quarter of fiscal 2010.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of sales, marketing, finance (including compliance costs), information technology, legal, human resources management and other executive and administrative costs. SG&A expenses were $21.7 million, or approximately 34.7% of sales and revenues, for the first quarter of fiscal 2010, compared to $24.1 million, or approximately 26.0% of sales and revenues, for the first quarter of fiscal 2009. SG&A expenses decreased $2.4 million, as a result of corporate cost saving initiatives, including the restructuring plan initiated in the fourth quarter on fiscal 2009. Net charges of $3.7 million relating to stock-based compensation pursuant to SFAS 123R are included in the first quarter of fiscal 2010, compared to $3.8 million in charges related to stock-based compensation in the first quarter of the prior year.

Restructuring Charges

In the fourth quarter of fiscal 2009, the Company announced a restructuring plan that included a supplemental voluntary retirement program and involuntary separations that would result in approximately a ten percent reduction in employee headcount and expenses worldwide. This action resulted in a charge of $5.2 million for severance and termination benefits for 88 full-time employees in the fourth quarter of fiscal 2009. An additional $0.2 million was incurred in the first quarter of fiscal 2010 for two full-time employees who elected to accept these benefits subsequent to February 28, 2009 and for other related expenses. This represents the final charge relating to this restructuring plan.

Settlement Charge

A charge of $2.1 million in anticipation of the settlement of the OPTi, Inc. patent infringement lawsuit against the Company was recognized in the first quarter of fiscal 2010.

Interest and Other (Expense) Income

The decrease in interest income, from $1.7 million in the first quarter of fiscal 2009 to $0.4 million in the first quarter of fiscal 2010, is primarily the result of a decrease in the Company’s overall investment in auction rate securities, as the Company continues to liquidate its positions as opportunities arise in response to market conditions. Funds from liquidated auction rate securities investments as well as funds generated through operating activities are earning lower average rates of return. The Company is currently investing in money market funds, and certain high quality fixed income securities with a double AA rating or better and ample market liquidity.

Interest expense remained relatively flat in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The increase in other expense in the first quarter of fiscal 2010 consisted primarily of foreign exchange rate losses on U.S. dollar transactions of SMSC Europe, due to the significant strengthening of the euro vs. the U.S. dollar in the first quarter of fiscal 2010. The Company has taken action in the fourth quarter of fiscal 2009 to minimize the impact of such fluctuations going forward, primarily limiting the amount of U.S. dollar monetary assets held by SMSC Europe.

Provision for Income Taxes

The Company’s effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses and the impact of tax-exempt income and income tax credits.

The benefit from income taxes for the three-month period ended May 31, 2009, was $5.3 million, or an effective income tax rate of 36.5% against $14.5 million of losses before income taxes. This tax provision included the impact of $0.1 million from tax-exempt income and a $0.1 million increase in reserves for uncertain tax positions. Legislation was passed in October, 2008 extending income tax credits related to qualified research and development expenditures in the U.S. incurred through December 31, 2009. Consequently, the effective tax rate for fiscal year 2010 includes ten months of qualified R&D expenditures.

The provision for income taxes for the three-month period ended May 31, 2008 was $1.8 million or an effective income tax rate of 28.2% against $6.2 million of income before income taxes. This provision for the three month period ended May 31, 2008 included the impact of $0.4 million from tax exempt income and the reversal of approximately $0.2 million of interest and penalties accrued in respect of tax exposures attributable to prior periods.

Business Outlook

The Company believes that current macroeconomic conditions and corresponding weakness in semiconductor demand remains challenged, however there has been some improvement since the end of the year. The Company currently anticipates that revenues for the second fiscal quarter ending August 31, 2009 will show further improvement compared to the first quarter of fiscal 2010, but will be significantly lower than revenues reported for the second fiscal quarter of the prior fiscal year.

Liquidity & Capital Resources

The Company currently finances its operations through a combination of existing cash and cash generated by operations. The Company had no bank debt during the first quarters of fiscal 2010 or 2009.

The Company’s cash, cash equivalents and long-term investments (including investments in auction rate securities with maturities in excess of one year) were $171.2 million at May 31, 2009, compared to $166.4 million at February 28, 2009. Positive cash flows from operations, partially offset by significant stock repurchases and capital expenditures in fiscal 2009 contributed to this increase. There were no investments classified as short-term as of May 31, 2009 and February 28, 2009. Operating activities generated $3.4 million of cash in the first quarter of fiscal 2010, compared to $9.5 million of cash generated in the first quarter of fiscal 2009. The decrease in operating cash flows reflect the impact of a significant decrease in revenues and operating profits in the first quarter of fiscal 2010. Accounts receivable increased significantly, commensurate with the increase in first quarter sales volume over the previous quarter, offset by a significant decrease in inventories, related to the Company’s ongoing efforts at reducing inventory levels across most product lines.

Investing activities contributed $6.8 million of cash during the first quarter of fiscal 2010, resulting from the redemption of auction rate securities totaling $8.0 million, partially offset by $1.2 million in capital expenditures. Capital expenditures decreased in the first quarter of fiscal 2010 as compared to the first quarter of the prior fiscal year due primarily to the impact of corporate cost saving initiatives, as well as the completion of expenditures related to test equipment for our Hauppauge test facility in fiscal 2009, which accounted for the majority of the capital expenditures in the first quarter of the prior fiscal year.

Net cash provided by financing activities was a negligible amount in the first quarter of fiscal 2010, consisting primarily of $0.5 million of payments under supplier financing arrangements, offset by $0.5 million of proceeds from exercises of stock options. Financing activities consumed $10.3 million of cash during the first quarter of fiscal 2009, including $10.7 million of stock repurchases and $0.7 million of payments under supplier financing arrangements, partially offset by $0.8 million in proceeds from exercises of stock options.

Working capital increased $3.7 million, or 2.5%, to $149.6 million in the first quarter of fiscal 2010 from the prior quarter ended February 28, 2009, primarily due to the liquidation of $8.0 million in auction rate securities in connection with issuer calls, partially offset by capital expenditures of $1.2 million, $0.5 million of payments under supplier financing arrangements and the cash payout of $4.1 million in accrued restructuring charges.

In addition, the Company also made non-cash capital investments of $1.5 million in the first quarter of fiscal 2010 for advanced design tools acquired under long-term supplier financing arrangements (typically 3 years). No advanced design tools were acquired in the first quarter of fiscal 2009. Payments under these agreements are reported within cash flows from financing activities on the consolidated statements of cash flows.

The Company received federal, state and foreign tax refunds of $4.7 million for the three-month period ending May 31, 2009. Also, the Company made cash payments for federal, state and foreign income taxes payable of $1.0 million for the three-month period ending May 31, 2008.

In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional one million shares, for a total of up to five million shares authorized under the common stock repurchase program first initiated in October 1998. Shares may be repurchased by the Company on the open market or in private transactions. During fiscal 2009 the Company repurchased 1,084,089 shares of treasury stock at an aggregate cost of $28.5 million. Through May 31, 2009 (inclusive), the Company has repurchased a total of 4,495,084 shares at an aggregate cost of $101.2 million.

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

Fair Value of Financial Instruments

The assessment of fair value for our financial instruments is based on the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. When values are determined using inputs that are both unobservable and significant to the values of the instruments being measured, the Company classifies those instruments as Level 3 under the SFAS No. 157 hierarchy. A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

As of May 31, 2009, the Company held approximately $164.1 million in financial instruments measured at fair value within the three levels of the SFAS No. 157 fair value hierarchy, including investments, equity securities, cash surrender value of life insurance policies and cash equivalents. The Company classified $61.6 million of investments in auction rate securities (net of $5.9 million in gross unrealized losses) as Level 3 under the SFAS 157 hierarchy (37% of financial instruments measured at fair value). Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of May 31, 2009, 100% of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies, mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1.

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

The par (invested principal) value of the auction rate securities associated with these failed auctions will not be accessible to the Company until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to these liquidity issues, the Company performed a valuation analysis to determine the estimated fair value of these investments. The fair value of these investments is based on a trinomial discount model. This model considers the probability of three potential occurrences for each auction event through the maturity date of the security. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include, but are not limited to, the security’s collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each security is determined by summing the present value of the probability weighted future principal and interest payments determined by the model. The discount rate was determined using a proxy based upon the current market rates for successful auctions within the AAA rated auction rate securities market. The expected term was based on management’s estimate of future liquidity. The illiquidity discount was based on the levels of federal insurance or FFELP backing for each security as well as considering similar preferred stock securities ratings and asset backed ratio requirements for each security.

As a result, as of May 31, 2009, the Company recorded an estimated cumulative unrealized loss of $5.9 million ($5.8 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive (loss) income within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuer. Further, the auction rate securities held by the Company are AAA rated. The Company continues to liquidate investments in auction rate securities as opportunities arise. In the three-months ended May 31, 2009, $8.0 million in auction rate securities were liquidated at par in connection with issuer calls. Subsequent to May 31, 2009, an additional $0.9 million in auction rate securities were redeemed at par in connection with issuer calls.

The Company does not believe it will be necessary to access these investments to support current working capital requirements. However, the Company may be required to record additional unrealized losses in accumulated other comprehensive income in future periods based on then current facts and circumstances. Further, if the credit rating of the security issuers deteriorates, or if active markets for such securities are not reestablished, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the consolidated statements of operations, and any such impairment adjustments may be material.

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

United States Customs Liability Payment

On July 6, 2006 SMSC made a prior disclosure to the United States Commissioner of Customs (“Customs”) pursuant to 19 C.F.R. §162.74 related to SMSC’s learning that in certain cases it has not declared the full value or costs of assets provided by SMSC to its foreign suppliers. SMSC conducted a comprehensive review of its customs entries over the past five years and determined the amount of the additional fees. SMSC filed with Customs on October 4, 2006 an updated disclosure, and tendered to Customs approximately $0.4 million for these prior periods.

OPTi, Inc. Patent Infringement Lawsuit

On July 3, 2007, OPTi, Inc. (“OPTi”) filed a lawsuit in the United States District Court for the Eastern District of Texas against the Company, Advanced Micro Devices, Inc., Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., STMicroelectronics, Inc., and Via Technology, Inc. OPTi’s Complaint alleges that the Company’s Low Pin Count products infringe two patents and seeks unspecified damages (including treble damages for willful infringement), attorneys’ fees and injunctive relief. On September 5, 2007, the Company answered the Complaint, denying OPTi’s allegations and asserting counterclaims for declaratory judgments of invalidity, unenforceability and noninfringement of the two patents-in-suit. The Company has taken a charge of $2.1 million in the first quarter of fiscal 2010 which is the amount it anticipates will be sufficient to settle this matter.

Recent Accounting Pronouncements

In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”); (ii) SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”); and (iii) SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107 and APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009 (SMSC’s fiscal quarter ending August 31, 2009). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If it were concluded that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value. In such instances, changes in valuation techniques or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating the impact of the adoption of these Staff Positions on the Company’s consolidated financial statements.

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

As of May 31, 2009, the Company’s $62.5 million of long-term investments (net of $5.9 million in gross unrealized losses) consisted primarily of investments in U.S. government agency backed AAA rated auction rate securities. From time to time, the Company has also held investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that until recently have been reset every 90 days or less at auction, at which time the securities could also typically be repurchased or sold.

As with all fixed-income instruments and securitized investments, these investments are subject to interest rate risk and would likely decline in market value if market interest rates increase. However, if market interest rates were to increase immediately and uniformly by 10% from levels at May 31, 2009, the Company estimates that the fair values of these investments would decline by an immaterial amount. Declines in market interest rates would, over time, reduce the Company’s interest income.

In February 2008, the Company began to experience failed auctions on some of its auction rate securities. Based on the failure rate of these auctions, the frequency and extent of the failures, and due to the lack of liquidity in the current market for the auction rate securities, the Company determined that the estimated fair value of the auction rate securities no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of these investments as of May 31, 2009, and recorded an unrealized loss of $5.8 million, (net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income within shareholders’ equity on the condensed consolidated balance sheet.

Assuming all other assumptions disclosed in Part I — Item 1. — Financial Statements in Note 2 of this quarterly report, being equal, an increase or decrease in the liquidity risk premium (i.e. the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the auction rate securities by approximately $1.8 million.

Equity Price Risk

The Company has no material investments in equity securities of other companies on its Consolidated Balance Sheet as of May 31, 2009.

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

The Company’s most significant foreign subsidiaries, SMSC Japan and SMSC Europe, purchase a significant amount of their products for resale in U.S. dollars, and from time to time have entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. Gains or losses on these contracts are intended to offset the gains or losses recorded for statutory and U.S. GAAP purposes from the remeasurement of certain assets and liabilities from U.S. dollars into local currencies. No such contracts were executed during the first three-months of fiscal 2010, and there are no obligations under any such contracts as of May 31, 2009.

Operating activities in Europe include transactions conducted in both euros and U.S. dollars. The euro has been designated as SMSC Europe’s functional currency for its European operations. Losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into euros were $0.1 million for the three-month period ended May 31, 2009 compared with losses of $0.2 million in the three-month period ended May 31, 2008. Losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into yen for the three-month period ended May 31, 2009 were $0.1 million, compared with gains of a negligible amount in the three-month period ended May 31, 2008.

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

Item 4. — Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of May 31, 2009, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

On July 3, 2007, OPTi, Inc. (“OPTi”) filed a lawsuit in the United States District Court for the Eastern District of Texas against the Company, Advanced Micro Devices, Inc., Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., STMicroelectronics, Inc., and Via Technology, Inc. OPTi’s Complaint alleges that the Company’s Low Pin Count products infringe two patents and seeks unspecified damages (including treble damages for willful infringement), attorneys’ fees and injunctive relief. On September 5, 2007, the Company answered the Complaint, denying OPTi’s allegations and asserting counterclaims for declaratory judgments of invalidity, unenforceability and noninfringement of the two patents-in-suit. The Company has taken a charge of $2.1 million in the first quarter of fiscal 2010 which is the amount it anticipates will be sufficient to settle this matter.

Item 1.A. — Risk Factors

Readers of this Quarterly Report on Form 10-Q should carefully consider the risks described in the Company’s other reports filed or furnished with the SEC, including the Company’s prior and subsequent reports on Forms 10-K, 10-Q and 8-K, in connection with any evaluation of the Company’s financial position, results of operations and cash flows.

The risks and uncertainties described in the Company’s most recent Annual Report on Form 10-K, filed with the SEC as of April 28, 2009, are not the only ones facing the Company. Additional risks and uncertainties not presently known, currently deemed immaterial, or those otherwise discussed in this Quarterly Report on Form 10-Q may also affect the Company’s operations. Any of these risks, uncertainties, events or circumstances could cause the Company’s future financial condition, results of operations or cash flows to be adversely affected.

Reliance on Third Party Production Test Facility Risk

On June 25, 2009 the Company announced that over the next eight months it will outsource to an Asian test house certain test production processes previously conducted at its Hauppauge, New York headquarters. The Company anticipates that this third party test house (Sigurd Microelectronics Corporation) will be responsible for testing the majority of the Company's parts once the transition is fully complete. The Company expects to realize certain gross margin increases and other benefits as a result of this decision. If the Company and the third party test house fail to execute this transition smoothly, or if the third party Asian test house fails to or cannot perform its services satisfactorily for any reason, the supply of parts may be delayed or interrupted. Additionally, failure of this third party to properly perform its services could result in the Company releasing parts that are defective. If the foregoing events occur, the Company's revenues and profitably could be materially adversely affected, and the Company's relationships with its customers could be damaged. The Company may also fail to realize its anticipated cost savings from this project in such cases.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. The Board of Directors authorized the repurchase of additional shares in one million share increments in July 2000, July 2002, November 2007 and April 2008, bringing the total authorized repurchases to five million shares as of February 28, 2009. As of May 31, 2009, the Company has repurchased approximately 4.5 million shares of its common stock at a cost of $101.2 million under this program, including 1,084,089 shares repurchased at a cost of $28.5 million in fiscal 2009, 1,165,911 shares repurchased at a cost of $40.6 million in fiscal 2008 and 253,300 shares repurchased at a cost of $6.1 million in fiscal 2007.

The Company did not repurchase any shares in the first quarter of fiscal 2010.

Item 3. — Defaults Upon Senior Securities

None.

Item 4. — Submission of Matters to a Vote of Security Holders

None.

Item 5. — Other Information

None.

Item 6. — Exhibits

10.1*	—	Standard Microsystems Corporation 2006 Directors Stock Appreciation Rights Plan (As amended and restated on June 1, 2009)
10.2*	—	Standard Microsystems Corporation Plan for Deferred Compensation in Common Stock for Outside Directors (As amended and restated, effective May 22, 2009)
31.1	—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	indicates a management or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD MICROSYSTEMS CORPORATION
By: /s/ Joseph S. Durko (Signature) Joseph S. Durko Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: July 7, 2009

EXHIBIT INDEX

Exhibit No.		Description
10.1*	—	Standard Microsystems Corporation 2006 Directors Stock Appreciation Rights Plan (As amended and restated on June 1, 2009)
10.2*	—	Standard Microsystems Corporation Plan for Deferred Compensation in Common Stock for Outside Directors (As amended and restated, effective May 22, 2009)
31.1	—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	indicates a management or compensatory plan or arrangement.