Form 10-Q
period 2009-08-31
STANDARD MICROSYSTEMS CORP
filed 2009-10-06
CIK 93384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2009

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

As of September 30, 2009 there were 22,237,677 shares of the registrant’s common stock outstanding.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

i

PART I

Item 1. — Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	August 31, 2009	February 28, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,190	$97,156
Short-term investments	10,000	—
Accounts receivable, net	44,536	26,799
Inventories	46,012	53,413
Deferred income taxes	20,224	14,155
Other current assets	8,967	13,658
Total current assets	246,929	205,181
Property, plant and equipment, net	65,210	65,635
Goodwill	44,321	44,321
Intangible assets, net	27,988	27,413
Long-term investments, net	48,116	69,223
Deferred income taxes	17,395	14,123
Other assets	7,951	3,790
Total assets	$457,910	$429,686
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,172	$12,881
Deferred income on shipments to distributors	17,566	11,278
Accrued expenses, income taxes and other current liabilities	43,707	35,136
Total current liabilities	84,445	59,295
Deferred income taxes	6,595	5,958
Other liabilities	18,711	15,625
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	2,665	2,642
Additional paid-in capital	332,932	325,596
Retained earnings	108,912	124,642
Treasury stock, at cost	(101,199)	(101,199)
Accumulated other comprehensive income (loss)	4,849	(2,873)
Total shareholders' equity	348,159	348,808
Total liabilities and shareholders’ equity	$457,910	$429,686

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Product sales	$75,071	$94,161	$137,543	$183,923
Intellectual property revenues	4	3,035	11	6,063
Sales & revenues	75,075	97,196	137,554	189,986
Costs of goods sold	39,532	47,529	74,211	93,176
Gross profit	35,543	49,667	63,343	96,810
Costs and expenses:
Research and development	20,096	18,028	38,562	36,363
Selling, general and administrative	24,854	21,589	46,514	45,681
Restructuring charges	649	—	870	—
Settlement charge	—	—	2,050	—
(Loss) income from operations	(10,056)	10,050	(24,653)	14,766
Interest income	265	1,082	695	2,825
Interest expense	(39)	(24)	(59)	(96)
Other (expense) income, net	(139)	1,003	(433)	849
(Loss) income before provision for income taxes	(9,969)	12,111	(24,450)	18,344
(Benefit from) provision for income taxes	(3,435)	3,408	(8,720)	5,163
Net (loss) income	$(6,534)	$8,703	$(15,730)	$13,181
Net (loss) income per share:
Basic	$(0.30)	$0.39	$(0.72)	$0.59
Diluted	$(0.30)	$0.38	$(0.72)	$0.58
Weighted average common shares outstanding:
Basic	22,054	22,188	21,979	22,323
Diluted	22,054	22,608	21,979	22,740

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended August 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(15,730)	$13,181
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,391	10,754
Stock-based compensation	14,946	7,809
Deferred income taxes	(9,104)	1,328
Deferred income on shipments to distributors	6,288	(2,823)
Foreign exchange gain (loss)	(24)	(362)
Excess tax benefits from stock-based compensation	(60)	(415)
Loss on sale of property, plant, and equipment	14	—
Non-cash restructuring charges	870	—
Provision for (recoveries of) sales returns and allowances	80	(77)
Changes in operating assets and liabilities, net of business acquisition impact:
Accounts receivable	(17,211)	(1,454)
Inventories	8,676	1,210
Accounts payable, accrued expenses and other current liabilities	9,392	(8,424)
Accrued restructuring charges	(4,750)	—
Income taxes payable	3,556	(1,576)
Other changes, net	739	(1,512)
Net cash provided by operating activities	10,073	17,639
Cash flows from investing activities:
Capital expenditures	(3,040)	(6,203)
Purchase of technology patent rights	(1,200)	—
Investment in non-marketable equity securities	(4,000)	—
Purchases of short-term and long-term investments	(1,775)	(20,730)
Sales of short-term and long-term investments	15,925	60,600
Net cash provided by investing activities	5,910	33,667
Cash flows from financing activities:
Excess tax benefits from stock-based compensation	60	415
Proceeds from issuance of common stock	3,909	2,782
Purchases of treasury stock	—	(17,144)
Repayments of obligations under supplier financing arrangements	(1,496)	(1,376)
Net cash provided by (used in) financing activities	2,473	(15,323)
Effect of foreign exchange rate changes on cash and cash equivalents	1,578	(514)
Net increase in cash and cash equivalents	20,034	35,469
Cash and cash equivalents at beginning of period	97,156	61,641
Cash and cash equivalents at end of period	$117,190	$97,110

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial information of Standard Microsystems Corporation and subsidiaries (“SMSC” or the “Company”) has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and reflects all adjustments, consisting only of normal recurring adjustments, which in management’s opinion are necessary to state fairly the Company’s financial position as of August 31, 2009, results of operations for the three and six-month periods ended August 31, 2009 and 2008 and cash flows for the six-month periods ended August 31, 2009 and 2008. The February 28, 2009 balance sheet information has been derived from audited financial statements, but does not include all information or disclosures required by U.S. GAAP.

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

Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the fiscal 2010 presentation. Specifically, the Company added the caption of gross profit to the consolidated statements of operations in the fourth quarter of fiscal 2009 and reclassified for all periods presented the amortization of certain intangible assets previously shown separately to: costs of goods sold for the amortization of acquired technology intangible assets; and, selling, general and administrative expenses for the amortization of customer relationships and other intangible assets for all periods presented. In addition, the Company reclassified and revised certain components of the condensed consolidated statement of cash flows for fiscal 2009 to conform to the current presentation.

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

The Company’s financial instruments are measured and recorded at fair value. The Company’s non-financial assets, (including: goodwill; intangible assets; and, property, plant and equipment), are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

SFAS 157 requires disclosure regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Fair Value  – (continued)

•	Level 2 — Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The following table summarizes the composition of the Company’s investments at August 31, 2009 and February 28, 2009 (in thousands):

August 31, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classification on Balance Sheet
					Short-Term Investments	Long-Term Investments
Equity Securities	$143	$—	$(47)	$96	$—	$96
Auction Rate Securities	62,100	—	(4,080)	58,020	10,000	48,020
Money Market Funds	105,571	—	—	105,571	—	—
	$167,814	$—	$(4,127)	$163,687	$10,000	$48,116

February 28, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classification on Balance Sheet
					Short-Term Investments	Long-Term Investments
Equity Securities	$143	$—	$(86)	$57	$—	$57
Auction Rate Securities	76,250	—	(7,084)	69,166	—	69,166
Money Market Funds	74,397	—	—	74,397	—	—
	$150,790	$—	$(7,170)	$143,620	$—	$69,223

The Company classifies all marketable debt and equity securities with remaining contractual maturities of greater than one year as long-term investments. As of August 31, 2009 the Company held approximately $58.0 million of investments in auction rate securities (net of $4.1 million in unrealized losses) with maturities ranging from less than 1 year to 32 years, all classified as available-for-sale. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of August 31, 2009, 100% of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Fair Value  – (continued)

The cost basis and estimated fair values of available-for-sale securities at August 31, 2009 by contractual maturity are shown below (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$10,000	$10,000
Due in one year through five years	6,000	5,624
Due in five years through ten years	—	—
Due in ten through twenty years	12,100	11,211
Due in over twenty years	34,000	31,185
Total	$62,100	$58,020

Expected maturities of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, including investments, equity securities, cash surrender value of life insurance policies and cash equivalents at August 31, 2009 (in thousands):

	Total Fair Value at 8/31/2009	Fair Value Measurements at Report Date Using
		Level 1	Level 2	Level 3
Assets:
Equity Securities	$96	$96	$—	$—
Auction rate securities	58,020	—	10,000	48,020
Money market funds	105,571	105,571	—	—
Other assets-cash surrender value	1,675	—	1,675	—
	$165,362	$105,667	$11,675	$48,020

At August 31, 2009, the Company grouped money market funds and equity securities using a Level 1 valuation because market prices are readily available. Level 2 financial assets and liabilities represent the fair value of cash surrender value of life insurance as well as auction rate securities that have been redeemed at par subsequent to the August 31, 2009 reporting date. At August 31, 2009, the assets grouped for Level 3 valuation were auction rate securities consisting of AAA rated securities mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1.

The table below includes a roll forward of the Company’s investments in auction rate securities from March 1, 2009 to August 31, 2009, and the reclassification of these investments in the hierarchy. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may consider some observable market inputs.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Fair Value  – (continued)

The following table reflects the activity for the Company’s major classes of assets measured at fair value using Level 3 inputs (in thousands):

	Three Months Ended August 31, 2009	Six Months Ended August 31, 2009
Balance at beginning of period	$61,550	$61,166
Transfers out to level 2 (Auction Rate Securities with market inputs)	(10,000)	(10,850)
Transfers into level 3
Sales of Level 3 investments	(5,300)	(5,300)
Total gains and losses:	—	—
Included in earnings (realized)	—	—
Unrealized gains included in accumulated other comprehensive income	1,770	3,004
Balance as of August 31, 2009	$48,020	$48,020

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

The par (invested principal) value of the auction rate securities associated with these failed auctions will not be accessible to the Company until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. In light of these liquidity issues, the Company performed a valuation analysis to determine the estimated fair value of these investments. The fair value of these investments is based on a trinomial discount model. This model considers the probability of three potential occurrences for each auction event through the maturity date of the security. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include, but are not limited to, the security’s collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each security is determined by summing the present value of the probability weighted future principal and interest payments determined by the model. The discount rate was determined using a proxy based upon the current market rates for successful auctions within the AAA rated auction rate securities market. The expected term was based on management’s estimate of future liquidity. The illiquidity discount was based on the levels of federal insurance or FFELP backing for each security as well as considering similar preferred stock securities ratings and asset backed ratio requirements for each security.

As a result, as of August 31, 2009, the Company recorded an estimated cumulative unrealized loss of $4.1 million ($4.0 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income (loss) within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuer. Further, the auction rate securities held by the Company are AAA rated, and the Company considers the credit risk to be negligible. The Company continues to liquidate investments in auction rate securities as opportunities arise. In the three-months ended August 31, 2009, $6.2 million in auction rate securities were liquidated at par in connection with issuer calls. Subsequent to August 31, 2009, an additional $10.0 million in auction rate securities were liquidated at par in connection with issuer calls.

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

3. Recent Accounting Pronouncements

In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”); (ii) SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”); and (iii) SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107 and APB 28-1”), which are effective for interim and annual periods ending after June 15, 2009 (SMSC’s fiscal quarter ending August 31, 2009). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If it were concluded that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value. In such instances, changes in valuation techniques or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. These Staff Positions were effective with the beginning of SMSC’s second quarter of fiscal 2010 and did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. This new standard was effective with the beginning of SMSC’s second quarter of fiscal 2010 and did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which is effective for SMSC beginning in the third quarter of fiscal 2010. SFAS 168 makes the FASB Accounting Standards Codification (“Codification”) the single authoritative source for U.S. GAAP. The Codification replaces all previous U.S. GAAP accounting standards. The adoption of SFAS 168 will only impact references for accounting guidance and the Company does not expect the adoption of SFAS 168 to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS No. 166). SFAS No. 166 eliminates the concept of a qualifying special-purpose entity; removes the scope exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46(R)) to qualifying special-purpose entities; changes the requirements for derecognizing financial assets; and requires enhanced disclosure. SFAS No. 166 will be effective for SMSC beginning in the first quarter of fiscal year 2011. SFAS No. 166 is not expected to have a significant impact on our consolidated financial statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Recent Accounting Pronouncements  – (continued)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No 167). SFAS No. 167 eliminates a required quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis. It requires an ongoing reassessment of whether an entity is the primary beneficiary. It also nullifies FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP FAS 140-4 and FIN 46(R)-8). SFAS No. 167 will be effective for SMSC beginning in the first quarter of fiscal year 2011. We are currently evaluating the impact that the adoption of SFAS No. 167 will have on our consolidated financial statements.

4. Comprehensive Income

The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on investments classified as available-for-sale, and changes in defined benefit plans.

The components of the Company’s comprehensive (loss) income for the three-month and six month periods ended August 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
Net (loss) income	$(6,534)	$8,703	$(15,730)	$13,181
Other comprehensive income (loss):
Change in foreign currency translation adjustments	866	(6,096)	4,694	(2,336)
Change in unrealized gain (loss) on marketable equity securities, net of taxes	1,783	(652)	3,027	(2,607)
Change in defined benefit plans, net of taxes	—	39	—	152
Total comprehensive (loss) income	$(3,885)	$1,994	$(8,009)	$8,390

The components of the Company’s accumulated other comprehensive (loss) income as of August 31, 2009 and February 28, 2009, net of taxes, were as follows (in thousands):

	August 31, 2009	February 28, 2009
Unrealized losses on investments	$(4,007)	$(7,035)
Foreign currency items	8,661	3,967
Changes in defined benefit plans	195	195
Total accumulated other comprehensive income (loss)	$4,849	$(2,873)

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Net Income (Loss) Per Share  – (continued)

The shares used in calculating basic and diluted net income (loss) per share for the condensed consolidated statements of operations included within this report are reconciled as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
Average shares outstanding for basic net income per share	22,054	22,188	21,979	22,323
Dilutive effect of stock options and unvested restricted stock awards	—	420	—	417
Average shares outstanding for diluted net income per share	22,054	22,608	21,979	22,740

Options covering approximately 3.6 million and 0.8 million shares for both the three and six month periods ended August 31, 2009 and 2008, respectively, were excluded from the computation of average shares outstanding for diluted net income (loss) per share because their effect was antidilutive.

6. Investments

Long-term and short-term investments consist of AAA rated auction rate securities (most of which are backed by U.S. Federal or state and municipal government guarantees — see Note 2) and other marketable debt and equity securities held as available-for-sale investments. As of November 30, 2007 and prior period-end dates, investments in auction rate securities were classified as short-term in nature. In the fourth quarter of fiscal 2008, such investments became subject to adverse market conditions, and the liquidity typically associated with the financial markets for such instruments became restricted as auctions began to fail. Given the underlying terms of these securities, in most cases where auctions fail, the investor is entitled to higher interest rates to compensate for the lack of liquidity.

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

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized, but is tested for impairment in value at least annually, or when events or circumstances indicate possible impairment in value. The Company has determined that there were no triggering events to indicate possible impairment to date in fiscal 2010. The Company performs an annual goodwill impairment assessment during the fourth quarter of each fiscal year, and completed its most recent annual review during the fourth quarter of fiscal 2009. Based on this assessment, the Company recorded a charge of $52.3 million as of February 28, 2009, as previously outlined in its Fiscal 2009 Form 10-K.

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

Intangible assets that are denominated in a functional currency other than the U.S. dollar have been translated into U.S. dollars using the exchange rate in effect on the reporting date. As of August 31 and February 28, 2009, the Company’s identifiable intangible assets consisted of the following (in thousands):

	8/31/2009		2/28/2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Purchased technologies	$40,263	$24,996	$38,309	$21,909
Customer relationships and contracts	11,844	6,596	10,663	5,281
Other	2,115	607	734	458
Total – finite-lived intangible assets	54,222	32,199	49,706	27,648
Trademark	5,965	—	5,355	—
	$60,187	$32,199	$55,061	$27,648

Total amortization expense recorded for finite-lived intangible assets is reported within costs of goods sold and selling, general and administrative expenses in the Company’s consolidated statements of operations.

Amortization of finite-lived intangibles as reported within costs of goods sold and selling, general and administrative expenses for the three months and six month periods ended August 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
Amortization of finite-lived intangibles as reported within:
Costs of goods sold	$1,058	$1,110	$2,082	$2,397
Selling, general and administrative expenses	496	405	979	898
Total	$1,554	1,515	$3,061	$3,295

Estimated future finite-lived intangible asset amortization expense is as follows (in thousands):

Period	Total
Remainder of fiscal 2010	$3,007
Fiscal 2011	$5,989
Fiscal 2012	$5,958
Fiscal 2013	$5,900
Fiscal 2014	$660
Fiscal 2015 and thereafter	$509

8. Investment in Symwave

On August 6, 2009, SMSC made an initial cash investment of $4 million in Symwave, Inc., a leading silicon supplier of system solutions for SuperSpeed USB devices. As part of the relationship, SMSC has committed to an additional $1.3 million investment if required by Symwave and has obtained the right to acquire Symwave under certain conditions. SMSC will also be represented on Symwave’s Board of Directors by its President and Chief Executive Officer. The investment in Symwave, Inc. has been accounted for as a cost-basis investment and is included in the other assets (long-term) line on the Company’s condensed consolidated balance sheet.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Investment in Symwave  – (continued)

9. Other Balance Sheet Data

Inventories are valued at the lower of first-in, first-out cost or market and consist of the following (in thousands):

	August 31, 2009	February 28, 2009
Raw materials	$1,528	$1,476
Work-in-process	14,637	16,926
Finished goods	29,847	35,011
	$46,012	$53,413

Property, plant and equipment (in thousands):

	August 31, 2009	February 28, 2009
Land	$578	$578
Buildings and improvements	36,445	38,038
Machinery and equipment	121,769	112,397
	158,792	151,013
Less: accumulated depreciation	(93,582)	(85,378)
	$65,210	$65,635

Accrued expenses, income taxes and other current liabilities (in thousands):

	August 31, 2009	February 28, 2009
Compensation, incentives and benefits	$11,174	$10,108
Stock appreciation rights	17,638	6,574
Supplier financing – current portion	2,713	2,583
Restructuring charges	635	5,385
Accrued rent obligations	3,110	2,876
Income taxes	348	415
Other	8,089	7,195
	$43,707	$35,136

Other liabilities (in thousands):

	August 31, 2009	February 28, 2009
Retirement benefits	$8,093	$8,253
Income taxes	5,603	5,311
Supplier financing – long-term portion	4,814	1,884
Other	201	177
	$18,711	$15,625

10. Deferred Income on Shipments to Distributors

Certain of the Company’s products are sold to electronic component distributors under agreements providing for price protection and rights to return unsold merchandise. Accordingly, recognition of revenue and associated gross profit on shipments to a majority of the Company’s distributors are deferred until the distributors resell the products. At the time of shipment to distributors, the Company records a trade receivable for the selling price, relieves inventory for the carrying value of goods shipped, and records this gross margin as deferred income on shipments to distributors on the consolidated balance sheet. This deferred income represents the gross margin on the initial sale to the distributor; however, the amount of gross margin recognized in

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Deferred Income on Shipments to Distributors  – (continued)

future consolidated statements of operations will typically be less than the originally recorded deferred income as a result of price allowances. Price allowances offered to distributors are recognized as reductions in product sales when incurred, which is generally at the time the distributor resells the product.

Deferred income on shipments to distributors consists of the following (in thousands):

	August 31, 2009	February 28, 2009
Deferred Sales Revenue	$25,159	$16,782
Deferred COGS	(5,056)	(3,394)
Provisions for Sales Returns	1,120	650
Distributor Advances for Price Allowances	(3,657)	(2,760)
	$17,566	$11,278

11. Common Stock Repurchase Program

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. The Board of Directors authorized the repurchase of additional shares in one million share increments in July 2000, July 2002, November 2007 and April 2008, bringing the total authorized repurchases to five million shares as of February 28, 2009. As of August 31, 2009, the Company has repurchased approximately 4.5 million shares of its common stock at a cost of $101.2 million under this program, including 1,084,089 shares repurchased at a cost of $28.5 million in fiscal 2009. The Company did not repurchase any shares in the first two quarters of fiscal 2010.

12. Other Income (Expense), Net

The components of the Company’s other income (expense) for the three-month and six-month periods ended August 31, 2009 and 2008, respectively, consisted of the following (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
Realized and unrealized foreign currency transaction (losses) gains	$(144)	$993	$(427)	$744
Gains (losses) on disposal of property	—	3	(14)	2
Other miscellaneous income	5	7	8	103
	$(139)	$1,003	$(433)	$849

13. Income Taxes

The Company increased its reserves for liabilities for uncertain tax positions for the six month period ended August 31, 2009 by $0.2 million in connection with deductions expected to be taken in its fiscal 2010 U.S. federal income tax return. Substantially all such unrecognized tax benefits would be recorded as part of the provision for income taxes if realized in future periods. At this time, the Company does not currently anticipate that liabilities for uncertain tax positions will significantly increase or decrease on or prior to August 31, 2010, and all liabilities for uncertain tax positions are classified as long term and included in Other Liabilities in the condensed consolidated balance sheet.

The Company will continue its policy of including interest and penalties related to unrecognized tax benefits within the provision for income taxes in the condensed consolidated statements of operations. For the six month period ended August 31, 2009, the Company provided $0.1 million for interest and penalties.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes  – (continued)

The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2006 (in the case of certain foreign tax returns, calendar year 2004).

14. Restructuring

In the fourth quarter of fiscal 2009, the Company announced a restructuring plan that included a supplemental voluntary retirement program and involuntary separations that would result in approximately a ten percent reduction in employee headcount and expenses worldwide. This action resulted in a charge of $5.2 million for severance and termination benefits for 88 full-time employees, which is included in the caption “Restructuring charges” in the Company’s fiscal 2009 consolidated statements of operations. This amount includes a charge of $2.4 million recorded pursuant to SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”) relating to the voluntary retirement program. An additional $0.2 million was recorded during the first two quarters of fiscal 2010 for two full-time employees who elected to accept these benefits subsequent to February 28, 2009 and for other related expenses. A reserve for restructuring charges in the amount of $0.6 million is included on the Company’s balance sheet as of August 31, 2009, which includes the restructuring charge and other previously accrued amounts to be settled in connection with these employee separations. The company expects to complete payment of the remaining fiscal 2009 restructuring charges by the end of the second quarter of fiscal 2011.

In the second quarter of fiscal 2010, the Company announced a plan to reduce its workforce by approximately sixty-four employees over the next two to nine months in connection with the relocation of certain of its test floor activities from Hauppauge, New York to third party offshore facilities (Sigurd Microelectronics Corporation) in Taiwan. During the second quarter, the Company recorded $0.3 million relating to asset impairments and $0.3 million of accrued severance retention bonus obligations relating to this plan. The company expects these activities to be completed no later than the fourth quarter of fiscal year 2010.

The following table summarizes the activity related to the accrual for restructuring charges for the six months ended August 31, 2009 (in thousands):

	Balance as of March 1, 2009	Charges	Payments	Reclasses	Non-Cash Items	Balance as of August 31, 2009
Q4 Fiscal 2009 Restructuring Plan	5,385	221	(4,654)	(301)	(16)	635
Q2 Fiscal 2010 Restructuring Plan
Employee severance and benefits	—	305	—	—	—	305
Asset impairment charges	—	336	—	—	(336)	—
	$5,385	$862	$(4,654)	$(301)	$(352)	$940

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Benefit and Incentive Plans (Including Share-Based Payments)

The Company has several stock-based compensation plans in effect under which incentive stock options and non-qualified stock options (collectively “stock options”), restricted stock awards and stock appreciation rights are granted to employees and directors. Stock options, restricted stock awards and stock appreciation rights are granted with exercise prices not less than the fair value of the underlying shares on the date of grant. In July, 2009, the stockholders approved the 2009 Long Term Incentive Plan (the “2009 LTIP”). The Company will cease issuing stock options and restricted stock under previously existing plans, and will instead use the 2009 LTIP.

The following table summarizes the compensation expense for stock options, restricted stock awards and stock appreciation rights at fair value as measured per the provisions of SFAS No. 123R (revised 2004), Share-Based Payments (“SFAS 123R”) included in our condensed consolidated statements of operations (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
Costs of goods sold	$966	$251	$1,591	$781
Research and development	2,463	636	4,024	2,414
Selling, general and administrative	5,929	1,344	9,580	5,130
Stock-based compensation expense under SFAS 123R, before income tax (provision) benefit	9,358	2,231	15,195	8,325
Tax benefit	3,369	803	5,470	2,997
Stock-based compensation expense under SFAS 123R, after income tax (provision) benefit	$5,989	$1,428	$9,725	$5,328

Employee and Director Stock Option Plans

Under the Company’s various stock option plans, the Compensation Committee of the Board of Directors is authorized to grant options to purchase shares of common stock. The purpose of these plans is to promote the interests of the Company and its shareholders by providing officers, directors and key employees with additional incentives and the opportunity, through stock ownership, to better align their interests with the Company’s and enhance their personal interest in its continued success. Options under inducement plans may only be offered to new employees. Options are granted at prices not less than the fair market value on the date of grant. As of August 31, 2009, 1,468,651 shares of common stock were available for future grants of stock options (as adjusted for the most recent plan approval, effective July 8, 2009), of which 979,101 shares can also be issued as restricted stock awards. The grant date fair values of Stock Options are recorded as compensation expense ratably over the vesting period of each award, as adjusted for forfeitures of unvested awards. Stock Options generally vest over four or five-year periods, and expire no later than ten years from the date of grant.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Benefit and Incentive Plans (Including Share-Based Payments)  – (continued)

Stock option plan activity for the six-months ended August 31, 2009 is summarized below (shares and intrinsic value in thousands):

	Fiscal 2010 Shares	Weighted Average Exercise Prices Per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding, March 1, 2009	3,700	$22.40
Granted	162	$17.29
Exercised	(177)	$17.74
Canceled, forfeited or expired	(206)	$24.92
Options outstanding, August 31, 2009	3,479	$22.25	6.1	$11,836
Options exercisable, August 31, 2009	1,955	$21.45	4.5	$7,161

The total remaining unrecognized compensation cost related to SMSC’s employee and director stock option plans is $14.2 million as of August 31, 2009. The weighted-average period over which the cost is expected to be recognized is 1.86 years.

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

The weighted-average fair values per share of stock options granted in connection with the Company’s stock plans have been estimated utilizing the following assumptions:

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
Dividend yield	—	—	—	—
Expected volatility	49%	49%	49%	49%
Risk-free interest rates	2.23%	3.07	2.13% – 2.46%	3.07%
Expected lives (in years)	5.01	4.88	5.01	4.88

Restricted Stock Awards

The Company may provide restricted stock awards to certain officers and key employees. The Company in the past granted these awards, at its discretion, from the shares available under its 2001 and 2003 Stock Option and Restricted Stock Plans and its 2005 Inducement Stock Option and Restricted Stock Plan. The shares awarded were typically earned in 25%, 25% and 50% increments on the first, second and third anniversaries of the grant date of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The grant date fair value of these shares at the date of award is recorded as compensation expense over the service period, as adjusted for forfeitures of unvested awards.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Benefit and Incentive Plans (Including Share-Based Payments)  – (continued)

Restricted stock activity for the six-months ended August 31, 2009 is set forth below (shares in thousands):

	Number of Shares	Average Grant-Date Fair Value
Restricted stock shares outstanding, March 1, 2009	143	$28.25
Granted	15	$16.23
Canceled or expired	(3)	$29.33
Vested	(40)	$28.07
Restricted stock shares outstanding, August 31, 2009	115	$26.60

The total unrecognized compensation cost related to SMSC’s restricted stock plans is $2.0 million as of August 31, 2009. The weighted-average period over which the remaining cost is expected to be recognized is 1.35 years.

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

Activity under the Stock Appreciation Rights Plans for the six-months ended August 31, 2009 is set forth below (shares and intrinsic value in thousands):

	Fiscal 2010 Shares	Weighted Average Exercise Prices Per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value
Stock appreciation rights outstanding, March 1, 2009	3,852	$27.22
Granted	1,263	$17.20
Exercised	(100)	$17.10
Canceled or expired	(170)	$28.24
Stock appreciation rights outstanding, August 31, 2009	4,845	$24.78	8.00	$13,235
Stock appreciation rights exercisable, August 31, 2009	1,519	$27.03	6.75	$2,676

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Benefit and Incentive Plans (Including Share-Based Payments)  – (continued)

The total unrecognized compensation cost related to SMSC’s Stock Appreciation Rights Plans is $29.5 million as of August 31, 2009. The weighted-average period over which the unrecognized cost is expected to be recognized is 1.71 years.

The weighted-average fair values per share of stock appreciation rights granted in connection with the Company’s Stock Appreciation Rights Plans have been estimated utilizing the following assumptions:

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2008	2008
Dividend yield	—	—	—	—
Expected volatility	45 – 54%	49%	44 – 60%	49%
Risk-free interest rates	0.38 – 2.83%	2.07 – 3.07%	0.38 – 2.83%	2.07 – 3.07%
Expected lives (in years)	0.75 – 6.2	0.96 – 4.84	0.75 – 6.2	0.96 – 4.84

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

The following table sets forth the components of the consolidated net periodic pension expense for the three-month periods ended August 31, 2009 and 2008, respectively (in thousands) :

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
Components of net periodic benefit costs:
Service cost – benefits earned during the period	$108	$314	$216	$432
Service cost – benefits forfeited during the period	—	—	—	(140)
Interest cost on projected benefit obligations	116	105	232	210
Amortization of net obligation	—	61	—	123
Net periodic pension expense	$224	$480	$448	$625

	August 31, 2009	February 28, 2009
Amounts recognized in accumulated other comprehensive income:
Transition obligation	$1	$1
Net income	(302)	(302)
Prior service cost	—	—
Total amount recognized in accumulated other comprehensive loss	$(301)	$(301)

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Benefit and Incentive Plans (Including Share-Based Payments)  – (continued)

Annual benefit payments under these plans are expected to be approximately $0.6 million in fiscal 2010.

Additionally, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing benefits under the Supplemental Executive Retirement Plan.

16. Commitments and Contingencies

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

United States Customs Liability Payment

On July 6, 2006 SMSC made a prior disclosure to the United States Commissioner of Customs (“Customs”) pursuant to 19 C.F.R. § 162.74 related to SMSC’s learning that in certain cases it had not declared the full value or costs of assets provided by SMSC to its foreign suppliers. SMSC conducted a comprehensive review of its customs entries over the past five years and determined the amount of the additional fees. SMSC filed with Customs on October 4, 2006 an updated disclosure, and tendered to Customs approximately $0.4 million for these prior periods.

OPTi, Inc. Patent Infringement Lawsuit Settlement

On July 3, 2007, OPTi, Inc. (“OPTi”) filed a lawsuit in the United States District Court for the Eastern District of Texas against the Company, Advanced Micro Devices, Inc., Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., STMicroelectronics, Inc., and Via Technology, Inc. OPTi’s Complaint alleges that the Company’s Low Pin Count products infringe two patents and seeks unspecified damages (including treble damages for willful infringement), attorneys’ fees and injunctive relief. On September 5, 2007, the Company answered the Complaint, denying OPTi’s allegations and asserting counterclaims for declaratory judgments of invalidity, unenforceability and noninfringement of the two patents-in-suit. The Company settled this matter in the second quarter of fiscal year 2010 without incurring any expenses in excess of the charge of $2.1 million incurred in the first quarter of fiscal 2010. The Company has been dismissed without prejudice from this lawsuit.

17. Supplemental Cash Flow Disclosures

The Company acquired software and other tools used in product design through long-term financing provided by suppliers. The Company had $8.8 million and $5.8 million of outstanding balances due under such arrangements as of August 31, 2009 and 2008, respectively. During the six-month periods ended August 31, 2009 and 2008 the Company acquired $5.8 million and $0.5 million, respectively, of software with supplier provided financing. The Company made cash payments in respect of these obligations of $1.5 million and $1.4 million for the six-month periods ended August 31, 2009 and 2008, respectively.

The Company received federal, state and foreign tax refunds of $4.7 million for the six-month period ending August 31, 2009, and the Company made cash payments for federal, state and foreign income taxes payable of $1.2 million and $5.8 million for the six-month periods ending August 31, 2009 and 2008, respectively.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18. Operating Segment Information

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

19. Subsequent Event — Acquisition of Tallika Corporation

On September 8, 2009, the Company completed its acquisition of certain assets of Tallika Corporation and 100% of the outstanding shares of Tallika Technologies Private Limited (collectively Tallika), a company with a team of approximately 50 highly skilled engineers located in design centers in Chennai, India and Phoenix, Arizona. This team will bring to SMSC a broad set of capabilities, including software development. The Tallika and SMSC teams have previously worked together on various projects including transceiver development, chip design and pre-silicon verification. SMSC paid approximately $3.4 million to purchase Tallika.

The Company has performed an evaluation of subsequent events through October 6, 2009, the date upon which these financial statements were issued.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended August 31, 2009

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

Description of Business

SMSC designs and sells a wide range of silicon-based integrated circuits that utilize analog and mixed-signal technologies. The Company’s integrated circuits and systems provide a wide variety of signal processing attributes that are incorporated by its globally diverse customers into numerous end products in the Consumer Electronics, Automotive, Mobile PC, Desktop PC and Industrial markets. These products generally provide connectivity, networking, or input/output control solutions for a variety of high-speed communication, computer and related peripheral, consumer electronics, industrial control systems or automotive information applications. The market for these solutions is increasingly diverse, and the Company’s technologies are increasingly used in various combinations and in alternative applications. SMSC is headquartered in Hauppauge, New York with operations in North America, Taiwan, Japan, Korea, Singapore, China and Europe. Engineering design centers are located in Arizona, New York, Texas, Chennai, India and Karlsruhe, Germany. Additional information is available at www.smsc.com.

Acquisitions and Strategic Investments

On August 6, 2009, SMSC made an initial cash investment of $4 million in Symwave, Inc., a leading silicon supplier of system solutions for SuperSpeed USB devices. As part of the relationship, SMSC has committed to an additional $1.3 million investment if required by Symwave and has obtained the right to acquire Symwave under certain conditions. SMSC will be represented on Symwave’s Board of Directors by its President and Chief Executive Officer. The objective of this collaboration is to accelerate delivery of USB 3.0 solutions into mobile, consumer and computing segments. The investment in Symwave, Inc. has been accounted for as a cost-basis investment and is included in Other assets (long-term) on the Company’s condensed consolidated balance sheet.

On September 8, 2009, the Company completed its acquisition of certain assets of Tallika Corporation and 100% of the outstanding shares of Tallika Technologies Private Limited (collectively “Tallika”), a company with a team of approximately 50 highly skilled engineers located in design centers in Chennai, India and Phoenix, Arizona. This team will bring to SMSC a broad set of capabilities, including software development, in a low cost geography. The Tallika and SMSC teams have previously worked together on various projects including transceiver development, chip design and pre-silicon verification. SMSC paid approximately $3.4 million to purchase Tallika.

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

Further information regarding these policies appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, as filed with the SEC on April 28, 2009. During the six-month period ended August 31, 2009, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies.

Results of Operations

Overview

Net revenue, gross profit, operating (loss) income, and net (loss) income for the three months ended August 31, 2009, May 31, 2009, and August 31, 2008 were as follows (in thousands):

	Three Months Ended August 31, 2009	Three Months Ended May 31, 2009	Three Months Ended August 31, 2008
Sales and revenues	$75,075	$62,479	$97,196
Gross profit	$35,543	$27,799	$49,667
Operating (loss) income	$(10,056)	$(14,597)	$10,050
Net (loss) income	$(6,534)	$(9,196)	$8,703

Sales and revenues for the second quarter of fiscal 2010 were $75.1 million, an increase of $12.6 million or 20.2% sequentially over the prior quarter ended May 31, 2009. The strong sales growth was primarily driven by improved consumer and automotive product sales. The Company expects sales and revenues to increase further sequentially in the third quarter of fiscal 2010.

Sales and revenues decreased $22.1 million or 22.8% from sales and revenues of $97.2 million in the second quarter of the prior fiscal year, primarily due to the continuing effects of the global economic downturn in the PC and automotive markets, and a decrease in intellectual property revenues from Intel Corporation of $3.0 million per quarter as payments pursuant to this agreement ceased with receipt of the final payment in the third quarter of fiscal 2009. While demand for our consumer products has increased significantly over the prior quarter, the Company is still experiencing continuing weakness in demand, as compared to prior year levels, particularly in the automotive and industrial markets.

The Company reported a gross profit of $35.5 million, or 47.3% of sales and revenues for the second quarter of fiscal 2010, an increase of $7.7 million or 280 basis points, compared to gross profit of $27.8 million or 44.5% of sales and revenues in the prior quarter ended May 31, 2009, as the Company gained the benefit of increased production and sales levels and significant reductions in supply chain costs. The depressed economic outlook faced by SMSC’s suppliers in the fourth quarter of fiscal 2009 allowed SMSC to seek aggressive price reductions, particularly in the wafer and assembly area. Gross profit in the second quarter of fiscal 2010 decreased $14.1 million, as compared to gross profit of $49.7 million, or 51.0% of sales and revenues in the second quarter of the prior fiscal year, primarily due to lower demand, and the reduction in intellectual property revenues as noted above.

An operating loss of $10.1 million was generated in the second quarter of fiscal 2010, as compared to an operating loss of $14.6 million in the prior quarter ended May 31, 2009 and operating income of $10.1 million in the second quarter of the prior year. The decline in operating loss compared to the prior quarter ended May 31, 2009 was due to the increase in revenue and gross profit sequentially over the prior quarter as well as the benefit of cost reduction initiatives we have completed, partially offset by an increase in stock based compensation charges of $3.6 million. The prior quarter also included a settlement charge of $2.1 million in connection with the OPTi, Inc. patent infringement lawsuit against the Company, The significant decline in operating income compared to the second quarter of the prior fiscal year ended August 31, 2008 was primarily attributable to the year over year decrease in product sales volume in the second quarter of fiscal 2010, as well as increase in stock based compensation of $7.1 million (expenses related to stock appreciation rights increased $7.7 million in the quarter due to the increase in the Company’s stock price relative to the increase in the second quarter of the prior year) and the reduction in intellectual property revenues of $3.0 million per quarter as noted above.

Net loss in the second quarter of fiscal 2010 was $6.5 million, compared to a net loss of $9.2 million in the prior quarter ended May 31, 2009, and net income of $8.7 million in the second quarter of the prior fiscal year, primarily due to the factors mentioned above, as well as the significant decrease in interest income and other income. Interest income decreased from $1.1 million in the second quarter of fiscal 2009 to $0.3 million in the second quarter of fiscal 2010. This is primarily the result of a decrease in the Company’s overall investment in auction rate securities, as well as lower market interest rates as compared to the second quarter of the prior fiscal year. Other income decreased from $1.0 million in the second quarter of fiscal 2009 to a loss of $0.3 million in the first quarter of fiscal 2010 and a loss of $0.1 million in the second quarter of fiscal 2010. This decrease was primarily due to the significant strengthening of the euro versus the U.S. dollar in the first six months of fiscal 2010, compared to a weakening of the euro versus the U.S. dollar in the first six months of fiscal 2009. The Company took action in the fourth quarter of fiscal 2009 to minimize the impact of such fluctuations in fiscal 2010 going forward, primarily limiting the amount of net U.S. dollar monetary assets held by its European affiliate.

Sales and Revenues

The Company’s sales and revenues for the three months ended August 31, 2009 were $75.1 million, compared to sales and revenues of $97.2 million in the three months ended August 31, 2008. The decrease of $22.1 million or 22.8% overall was primarily due to substantial decreases in shipping volumes, particularly in the PC, industrial and automotive markets as a result of the continuing global economic downturn, as well as the reduction in intellectual property revenues from Intel Corporation of $3.0 million per quarter. While demand for our PC, automotive and consumer electronics products has increased over the prior quarter, the Company is still expecting challenging market conditions, especially in the automotive and industrial markets.

The Company’s sales and revenues for the six-months ended August 31, 2009 were $137.6 million, compared to sales and revenues of $190.0 million in the six-months ended August 31, 2008. The decrease of $52.4 million or 27.6% overall was primarily due to substantial decreases in shipping volumes, particularly in the PC, industrial and automotive markets as a result of the continuing global economic downturn, as well as the reduction in intellectual property revenues from Intel Corporation of $3.0 million per quarter comparatively.

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

The Company reported a gross profit of $35.5 million or 47.3% of sales and revenues in the second quarter of fiscal 2010, a decrease of $14.1 million, compared to gross profit of $49.7 million, or 51.0% of sales and revenues in the second quarter of fiscal 2009. The decrease in gross profit as a percentage of sales and revenues in the second quarter of the current fiscal year compared to the second quarter of the prior fiscal year was primarily due to the decrease in production levels in response to lower demand and our inventory reduction initiatives which led to significant unabsorbed manufacturing overhead costs. Additionally, gross profit in the second quarter of the current fiscal year was impacted by a charge to costs of goods sold of $1.7 million for accelerated depreciation on test equipment associated with the transition of test center operations to Taiwan, as well as the decrease in intellectual property revenues of $3.0 million as noted above with a corresponding impact on gross profit.

Gross profit for the six-month period ended August 31, 2009 totaled $63.3 million, or 46.0% of sales and revenues, as compared to $96.8 million, or 51.0% of sales and revenues, in the prior comparable six-month period. The decrease in gross profit as a percentage of sales and revenues in the current fiscal year compared to the prior fiscal year was primarily due to the decrease in production levels in response to lower demand and our inventory reduction initiatives which contributed to significant unabsorbed manufacturing overhead costs. Additionally, gross profit in the current fiscal year was impacted by a charge to costs of goods sold of $1.7 million for accelerated depreciation on test equipment associated with the transition of test center operations to Taiwan, as well as the decrease in intellectual property revenues of $3.0 million per quarter as previously noted.

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

Research and Development expenses were $20.1 million, or 26.8% of sales and revenues, for the three months ended August 31, 2009 compared to $18.0 million, or approximately 18.5% of sales and revenues, for the three months ended August 31, 2008. Stock based compensation charges pursuant to SFAS 123R of $2.5 million are included in the current quarterly period as compared to a charge of $0.6 million in the three month period ended August 31, 2008.

R&D expenses were $38.6 million, or 28.0% of sales and revenues, for the six-months ended August 31, 2009 compared to $36.4 million, or approximately 19.1% of sales and revenues, for the six-months ended August 31, 2008. Stock based compensation charges pursuant to SFAS 123R of $4.0 million are included in the current six-month period as compared to a charge of $2.4 million in the six-month period ending August 31, 2008. Increases in costs associated with mask write-offs ($0.4 million) and occupancy costs associated with our new facility in Austin, Texas ($0.6 million), which was occupied in January, 2009 to replace two existing facilities whose leases were due to expire, as well as the increase in stock based compensation charges ($1.6 million) accounted for most of the increase for the period.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $24.9 million, or approximately 33.1% of sales and revenues, for the quarter ended August 31, 2009, compared to $21.6 million, or approximately 22.2% of revenues, for the quarter ended August 31, 2008. Stock based compensation charges pursuant to SFAS 123R of $5.9 million are included in the current quarterly period as compared to a charge of $1.3 million in the three month period ended August 31, 2008. The increase in stock based compensation charges was partially offset by a decrease in administrative costs ($0.9 million) and headcount ($0.6 million) in connection with the Company’s cost saving initiatives and restructuring plan initiated in the fourth quarter of fiscal 2009.

SG&A expenses were $46.5 million, or approximately 33.8% of sales and revenues, for the six-month period ended August 31, 2009, compared to $45.7 million, or approximately 24.0% of revenues, for the six-month period ended August 31, 2008. Stock based compensation charges pursuant to SFAS 123R of $9.6 million are included in the current six- month period as compared to a charge of $5.1 million in the six-month period ended August 31, 2008. The increase in stock based compensation charges was partially offset by a decrease in administrative costs ($1.7 million) and headcount ($0.3 million) in connection with the Company’s cost saving initiatives and restructuring plan initiated in the fourth quarter of fiscal 2009.

Restructuring Charges

In the fourth quarter of fiscal 2009, the Company announced a restructuring plan that included a supplemental voluntary retirement program and involuntary separations that would result in approximately a ten percent reduction in employee headcount and expenses worldwide. This action resulted in a charge of $5.2 million for severance and termination benefits for 88 full-time employees in the fourth quarter of fiscal 2009. An additional $0.2 million was incurred in the first six months of fiscal 2010 relating to this restructuring plan and $0.6 million was incurred as part of an additional restructuring plan initiated in the second quarter of fiscal 2010 in connection with the transition of test center operations to Taiwan.

Settlement Charge

A charge of $2.1 million in settlement of the OPTi, Inc. patent infringement lawsuit against the Company was recognized in the first quarter of fiscal 2010. The settlement was concluded in the second quarter of fiscal 2010 at the amount previously accrued by the Company.

Interest and Other (Expense) Income

The decrease in interest income, from $1.1 million and $2.8 million for the three and six-month period ended August 31, 2008, to $0.3 million and $0.7 million for the three and six-month period ended August 31, 2009, respectively, is primarily the result of a decrease in the Company’s overall investment in auction rate securities, as the Company continues to liquidate its positions as opportunities arise in response to market conditions. Funds from liquidated auction rate securities investments as well as funds generated through operating activities are currently being invested in high grade money market accounts, at lower average rates of return.

Interest expenses were nominal for the three month periods ended August 31, 2009 and 2008, respectively. Interest expense was $0.1 million and $0.1 million for the six-month periods ended August 31, 2009 and 2008, respectively.

Other expenses were $0.1 million and $0.4 million for the three-month and six-month periods ended August 31, 2009, respectively, compared to gains of $1.0 million and $0.8 million for the three-month and six-month periods ended August 31, 2008, respectively. The increase in other expense in the first six months of fiscal 2010, which consisted primarily of foreign exchange rate losses on U.S. dollar transactions of SMSC Europe, was due to the significant strengthening of the euro vs. the U.S. dollar in the first six months of fiscal 2010, compared to a weakening of the euro vs. the U.S. dollar in the first six months of fiscal 2009. The Company has taken action in the fourth quarter of fiscal 2009 to minimize the impact of such fluctuations in fiscal 2010 going forward, primarily by limiting the amount of U.S. dollar monetary assets held by its European affiliate.

Provision for Income Taxes

The Company’s effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses and the impact of tax-exempt income.

The benefit for income taxes for the three and six month periods ended August 31, 2009, was $3.4 million and $8.7 million, or an effective income tax rate of 34.5% against $10.0 million losses and an effective income tax rate of 35.7% on $24.5 million of losses before income taxes, respectively. The tax provision for the six month period ended August 31, 2009 included the impact of $0.1 million from tax exempt income, a $0.2 million increase in reserves for uncertain tax positions and approximately $0.1 million of accrued interest and penalties.

The provision for income taxes for the three and six month periods ended August 31, 2008 was $3.4 million and $5.2 million, respectively, for an effective income tax rate of 28.1% against $12.1 million of income before income taxes and an effective income tax rate of 28.1% on $18.3 million of income before income taxes respectively. The tax provision for the six month period ended August 31, 2008 included the impact of $0.7 million from tax exempt income, a $0.4 million decrease in reserves for uncertain tax positions in connection with the completion of certain income tax audits and the related reversal of approximately $0.3 million of interest and penalties accrued in respect of tax exposures attributable to prior periods.

Business Outlook

The Company believes that current macroeconomic conditions and corresponding weakness in semiconductor demand remain challenging, however there has been continued improvement since the end of the previous fiscal year. The Company currently anticipates third quarter fiscal 2010 revenue to grow sequentially and typical seasonality in the fourth quarter of fiscal 2010.

Liquidity & Capital Resources

The Company currently finances its operations through a combination of existing cash and cash generated by operations. The Company had no bank debt during fiscal 2010 or 2009.

The Company’s cash, cash equivalents, short-term and long-term investments (including investments in auction rate securities with maturities in excess of one year) were $175.3 million at August 31, 2009, compared to $166.4 million at February 28, 2009. Positive cash flows from operations, proceeds from the issuance of common stock in connection with the exercise of stock options and a decrease in impairment reserves, partially offset by strategic equity investments and capital expenditures in fiscal 2010, contributed to this increase.

Operating activities generated $10.1 million of cash in the first six months of fiscal 2010, compared to $17.6 million of cash generated in the first six months of fiscal 2009. The decrease in operating cash flows reflects the impact of a significant decrease in revenues and operating profits in the first six months of fiscal 2010. Accounts receivable and accounts payable increased, commensurate with the increase in second quarter sales volume over the previous quarter and prior fiscal year’s fourth quarter, offset by a decrease in inventories related to the Company’s ongoing efforts at reducing inventory levels across most product lines. In addition, the Company paid out $4.8 million in severance and related costs incurred as part of the restructuring plan initiated in the fourth quarter of fiscal 2009 and received federal, state and foreign tax refunds of $4.7 million in the six-month period ended August 31, 2009.

Investing activities contributed $5.9 million of cash during the first six months of fiscal 2010, resulting from the redemption of auction rate securities totaling $14.2 million, partially offset by $4.0 million in strategic equity investments and $4.2 million in capital expenditures and technology licenses. Capital expenditures decreased in the first six months of fiscal 2010 as compared to the first six months of the prior fiscal year due primarily to the impact of corporate cost saving initiatives, as well as the completion of expenditures related to test equipment for our Hauppauge test facility in fiscal 2009, which accounted for a significant portion of the capital expenditures in the first six months of the prior fiscal year.

Net cash provided by financing activities was $2.5 million in the first six months of fiscal 2010, consisting of $3.9 million of proceeds from issuance of common stock, offset by $1.5 million of repayments of obligations under capital leases and notes payable.

Working capital increased $16.6 million, or 11.4%, to $162.5 million in the first six months of fiscal 2010, primarily due to the liquidation of $14.2 million in auction rate securities in connection with issuer calls and the reclassification of $10.0 million in auction rate securities from long-term to short-term investments, partially offset by capital expenditures and technology licenses of $4.2 million and $4.0 million in strategic equity investments.

In addition, the Company also made non-cash capital investments of $5.8 million in the first six months of fiscal 2010 for advanced design tools acquired under long-term supplier financing arrangements. No advanced design tools were acquired in the first six months of fiscal 2009. Payments under these agreements are reported within cash flows from financing activities on the consolidated statements of cash flows.

In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional one million shares, for a total of up to five million shares authorized under the common stock repurchase program first initiated in October 1998. Shares may be repurchased by the Company on the open market or in private transactions. During fiscal 2009 the Company repurchased 1,084,089 shares of treasury stock at an aggregate cost of $28.5 million. Through August 31, 2009 (inclusive), the Company has repurchased a total of 4,495,084 shares at an aggregate cost of $101.2 million. The Company did not repurchase any shares in the first and second quarters of fiscal 2010.

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

As of August 31, 2009, the Company held approximately $165.4 million in financial instruments measured at fair value within the three levels of the SFAS No. 157 fair value hierarchy, including investments, equity securities, cash surrender value of life insurance policies and cash equivalents. The Company classified $48.0 million of investments in auction rate securities (net of $4.1 million in gross unrealized losses) as Level 3 under the SFAS 157 hierarchy (29% of financial instruments measured at fair value). Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of August 31, 2009, 100% of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies, mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1.

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

As a result, as of August 31, 2009, the Company recorded an estimated cumulative unrealized loss of $4.1 million ($4.0 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income (loss) within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuer. Further, the auction rate securities held by the Company are AAA rated. The Company continues to liquidate investments in auction rate securities as opportunities arise. In the three-months ended August 31, 2009, $6.2 million in auction rate securities were liquidated at par in connection with issuer calls. Subsequent to August 31, 2009, an additional $10.0 million in auction rate securities were redeemed at par in connection with issuer calls.

Given its sufficient cash reserves and positive cash flow from operations, the Company does not believe it will be necessary to access these investments to support current working capital requirements. However, the Company may be required to record additional unrealized losses in accumulated other comprehensive income in future periods based on then current facts and circumstances. Further, if the credit rating of the security issuers deteriorates, or if active markets for such securities are not reestablished, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the condensed consolidated statements of operations, and any such impairment adjustments may be material.

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

OPTi, Inc. Patent Infringement Lawsuit Settlement

On July 3, 2007, OPTi, Inc. (“OPTi”) filed a lawsuit in the United States District Court for the Eastern District of Texas against the Company, Advanced Micro Devices, Inc., Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., STMicroelectronics, Inc., and Via Technology, Inc. OPTi’s Complaint alleges that the Company’s Low Pin Count products infringe two patents and seeks unspecified damages (including treble damages for willful infringement), attorneys’ fees and injunctive relief. On September 5, 2007, the Company answered the Complaint, denying OPTi’s allegations and asserting counterclaims for declaratory judgments of invalidity, unenforceability and noninfringement of the two patents-in-suit. The Company settled this matter in the second quarter of fiscal year 2010 without incurring any expenses in excess of the charge of $2.1 million incurred in the first quarter of fiscal 2010. The Company has been dismissed without prejudice from this lawsuit.

Recent Accounting Pronouncements

In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”); (ii) SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”); and (iii) SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107 and APB 28-1”), which are effective for interim and annual periods ending after June 15, 2009 (SMSC’s fiscal quarter ending August 31, 2009). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If it were concluded that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value. In such instances, changes in valuation techniques or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. These Staff Positions were effective with the beginning of SMSC’s second quarter of fiscal 2010 and did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. This new standard was effective with the beginning of SMSC’s second quarter of fiscal 2010 and did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which is effective for SMSC beginning in the third quarter of fiscal 2010. SFAS 168 makes the FASB Accounting Standards Codification (“Codification”) the single authoritative source for U.S. GAAP. The Codification replaces all previous U.S. GAAP accounting standards. The adoption of SFAS 168 will only impact references for accounting guidance and the Company does not expect the adoption of SFAS 168 to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS No. 166). SFAS No. 166 eliminates the concept of a qualifying special-purpose entity; removes the scope exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46(R)) to qualifying special-purpose entities; changes the requirements for derecognizing financial assets; and requires enhanced disclosure. SFAS No. 166 will be effective for SMSC beginning in the first quarter of fiscal year 2011. SFAS No. 166 is not expected to have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No 167). SFAS No. 167 eliminates a required quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis. It requires an ongoing reassessment of whether an entity is the primary beneficiary. It also nullifies FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP FAS 140-4 and FIN 46(R)-8). SFAS No. 167 will be effective for SMSC beginning in the first quarter of fiscal year 2011. We are currently evaluating the impact that the adoption of SFAS No. 167 will have on our consolidated financial statements.

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

As of August 31, 2009, the Company’s $48.1 million of long-term investments (net of $4.1 million in gross unrealized losses) consisted primarily of investments in U.S. government agency backed AAA rated auction rate securities. From time to time, the Company has also held investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that until recently have been reset every 90 days or less at auction, at which time the securities could also typically be repurchased or sold.

As with all fixed-income instruments and securitized investments, these investments are subject to interest rate risk and would likely decline in market value if market interest rates increase. However, if market interest rates were to increase immediately and uniformly by 10% from levels at August 31, 2009, the Company estimates that the fair values of these investments would decline by an immaterial amount. Declines in market interest rates would, over time, reduce the Company’s interest income.

In February 2008, the Company began to experience failed auctions on some of its auction rate securities. Based on the failure rate of these auctions, the frequency and extent of the failures, and due to the lack of liquidity in the current market for the auction rate securities, the Company determined that the estimated fair value of the auction rate securities no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of these investments as of August 31, 2009, and recorded an unrealized loss of $4.0 million, (net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income within shareholders’ equity on the condensed consolidated balance sheet.

Assuming all other assumptions disclosed in Part I — Item 1. — Financial Statements in Note 2 of this quarterly report, being equal, an increase or decrease in the liquidity risk premium (i.e. the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the auction rate securities by approximately $1.4 million.

Equity Price Risk

The Company has no material investments in equity securities of other companies on its Consolidated Balance Sheet as of August 31, 2009.

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

The Company’s most significant foreign subsidiaries, SMSC Japan and SMSC Europe, purchase a significant amount of their products for resale in U.S. dollars, and from time to time have entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. Gains or losses on these contracts are intended to offset the gains or losses recorded for statutory and U.S. GAAP purposes from the remeasurement of certain assets and liabilities from U.S. dollars into local currencies. No such contracts were executed during the first three-months of fiscal 2010, and there are no obligations under any such contracts as of August 31, 2009.

Operating activities in Europe include transactions conducted in both euros and U.S. dollars. The euro has been designated as SMSC Europe’s functional currency for its European operations. Losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into euros were a negligible amount and $0.2 million, respectively, in the three-month and six-month periods ended August 31, 2009, compared with gains of $0.8 million and $0.6 million, respectively, in the three-month and six-month periods ended August 31, 2008.The Company has taken action in the fourth quarter of fiscal 2009 to minimize the impact of such fluctuations in fiscal 2010 going forward, primarily by limiting the amount of U.S. dollar monetary assets held by SMSC Europe.

Losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into yen for the three-month and six-month period ended August 31, 2009 were $0.1 million and $0.2 million, respectively, compared with gains of negligible amounts in both the three-month period and six-month periods ended August 31, 2008.

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

Item 4. — Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of August 31, 2009, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

On July 3, 2007, OPTi, Inc. (“OPTi”) filed a lawsuit in the United States District Court for the Eastern District of Texas against the Company, Advanced Micro Devices, Inc., Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., STMicroelectronics, Inc., and Via Technology, Inc. OPTi’s Complaint alleges that the Company’s Low Pin Count products infringe two patents and seeks unspecified damages (including treble damages for willful infringement), attorneys’ fees and injunctive relief. On September 5, 2007, the Company answered the Complaint, denying OPTi’s allegations and asserting counterclaims for declaratory judgments of invalidity, unenforceability and noninfringement of the two patents-in-suit. The Company settled this matter in the second quarter of fiscal year 2010 without incurring any expenses in excess of the charge of $2.1 million incurred in the first quarter of fiscal 2010. The Company has been dismissed without prejudice from this lawsuit.

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

Reliance on Third Party Production Test Facility Risk

On June 25, 2009 the Company announced that over the ensuing eight months it will outsource to an Asian test house certain test production processes previously conducted at its Hauppauge, New York headquarters. The Company anticipates that this third party test house will be responsible for testing the majority of the Company's parts once the transition is fully complete. The Company expects to realize certain gross margin increases and other benefits as a result of this decision. If the Company and the third party test house fail to execute this transition smoothly, or if the third party Asian test house fails to or cannot perform its services satisfactorily for any reason, the supply of parts may be delayed or interrupted. Additionally, failure of this third party to properly perform its services could result in the Company releasing parts that are defective. If the foregoing events occur, the Company's revenues and profitably could be materially adversely affected, and the Company's relationships with its customers could be damaged. The Company may also fail to realize its anticipated cost savings from this project in such cases.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. — Defaults Upon Senior Securities

None.

Item 4. — Submission of Matters to a Vote of Security Holders

On July 8, 2009 the Company held its annual meeting of stockholders. Messrs. Andrew M. Caggia, James A. Donahue, Dr. Kenneth Kin and Christine King were elected as directors to serve until the Company’s 2012 annual meeting of stockholders. In addition to the election of directors, the stockholders also voted to adopt the Standard Microsystems Corporation 2009 Long-Term Incentive Plan and the Standard Microsystems Corporation Selected Officer Management Incentive Plan and to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm. No other matters were considered at the annual meeting. Set forth below are the numbers of votes cast for, against, withheld and abstentions, for each matter considered at the annual meeting. There were 1,234,401 broker non-votes for the proposal to adopt the Standard Microsystems Corporation 2009 Long Term Incentive Plan.

	For	Against	Withheld	Abstentions
Election of Andrew M. Caggia	14,306,796		6,052,011
Election of James A. Donahue	13,705,759		6,653,048
Election of Dr. Kenneth Kin	18,741,642		1,617,135
Election of Christine King	19,924,248		434,559
Proposal to adopt the Standard Microsystems Corporation 2009 Long-Term Incentive Plan	14,804,631	4,189,361		130,414
Proposal to adopt the Standard Microsystems Corporation Selected Officer Management Incentive Plan	18,139,674	2,082,956		136,177
Proposal to ratify the appointment of PricewaterhouseCoopers, LLP as the Company’s registered independent public accounting firm	20,174,370	126,354		58,083

Item 5. — Other Information

None.

Item 6. — Exhibits

10.1*	—	Standard Microsystems Corporation 2009 Long Term Incentive Plan incorporated by reference to Attachment A to the Registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders.
10.2*	—	Standard Microsystems Corporation Selected Officer Management Incentive Plan incorporated by reference to Attachment B to the Registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders.
10.3*	—	Form of stock option agreement for the Standard Microsystems Corporation 2009 Long Term Incentive Plan incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on July 14, 2009.
31.1	—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	indicates a management or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD MICROSYSTEMS CORPORATION
By: /s/ Kris Sennesael (Signature) Kris Sennesael Vice President and Chief Financial Officer (Principal Financial Officer)
Date: October 6, 2009

EXHIBIT INDEX

Exhibit No.		Description
10.1*	—	Standard Microsystems Corporation 2009 Long Term Incentive Plan incorporated by reference to Attachment A to the Registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders.
10.2*	—	Standard Microsystems Corporation Selected Officer Management Incentive Plan incorporated by reference to Attachment B to the Registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders.
10.3*	—	Form of stock option agreement for the Standard Microsystems Corporation 2009 Long Term Incentive Plan incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on July 14, 2009.
31.1	—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	indicates a management or compensatory plan or arrangement.