Form 10-Q
period 2009-11-30
STANDARD MICROSYSTEMS CORP
filed 2010-01-07
CIK 93384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2009

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

As of December 31, 2009 there were 22,333,113 shares of the registrant’s common stock outstanding.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

i

PART I

Item 1. — Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	November 30, 2009	February 28, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$132,634	$97,156
Accounts receivable, net	47,913	26,799
Inventories	46,091	53,413
Deferred income taxes	20,412	14,155
Other current assets	8,085	13,658
Total current assets	255,135	205,181
Property, plant and equipment, net	67,048	65,635
Goodwill	52,617	44,321
Intangible assets, net	30,718	27,413
Long-term investments, net	43,639	69,223
Equity investments	7,238	—
Deferred income taxes	15,753	14,123
Other assets	3,880	3,790
Total assets	$476,028	$429,686
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,870	$12,881
Deferred income from distribution and other deferred revenue	16,966	11,278
Accrued expenses, income taxes and other current liabilities	39,914	35,136
Total current liabilities	82,750	59,295
Deferred income taxes	7,088	5,958
Other liabilities	23,591	15,625
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	2,682	2,642
Additional paid-in capital	338,144	325,596
Retained earnings	115,719	124,642
Treasury stock, at cost	(101,199)	(101,199)
Accumulated other comprehensive income (loss)	7,253	(2,873)
Total shareholders' equity	362,599	348,808
Total liabilities and shareholders’ equity	$476,028	$429,686

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Product sales	$86,849	$81,243	$224,360	$265,167
Intellectual property and other revenues	387	3,025	429	9,088
Sales and revenues	87,236	84,268	224,789	274,255
Costs of goods sold	42,202	41,106	116,555	134,284
Gross profit	45,034	43,162	108,234	139,971
Costs and expenses:
Research and development	17,983	17,110	56,546	53,473
Selling, general and administrative	17,250	20,220	63,619	65,900
Restructuring charges	393	—	1,264	—
Settlement charge	(31)	—	2,019	—
Income (loss) from operations	9,439	5,832	(15,214)	20,598
Interest income	159	1,581	854	4,406
Interest expense	(73)	(72)	(132)	(167)
Other (expense) income, net	(326)	2,011	(758)	2,858
Income (loss) before provision for (benefit from) income taxes	9,199	9,352	(15,250)	27,695
Provision for (benefit from) income taxes	2,393	299	(6,327)	5,461
Net income (loss)	$6,806	$9,053	$(8,923)	$22,234
Net income (loss) per share:
Basic	$0.31	$0.41	$(0.40)	$1.00
Diluted	$0.30	$0.41	$(0.40)	$0.99
Weighted average common shares outstanding:
Basic	22,239	22,101	22,066	22,329
Diluted	22,442	22,221	22,066	22,543

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended November 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(8,923)	$22,234
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,754	16,038
Stock-based compensation	13,852	6,566
Deferred income taxes	(8,102)	222
Deferred income on shipments to distributors	5,111	(4,803)
Foreign exchange gain (loss)	48	(624)
Excess tax benefits from stock-based compensation	(76)	(417)
Loss (gain) on sale of property, plant, and equipment	13	(42)
Non-cash restructuring charges	336	—
Provision for (recoveries of) sales returns and allowances	25	(16)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(18,755)	8,025
Inventories	9,261	(784)
Accounts payable, accrued expenses and other current liabilities	9,709	(4,452)
Accrued restructuring charges	(4,563)	—
Income taxes payable	5,321	(1,408)
Other changes, net	721	(1,256)
Net cash provided by operating activities	23,732	39,283
Cash flows from investing activities:
Capital expenditures	(5,234)	(11,792)
Purchase of technology patent rights	(1,200)	—
Acquisition of Tallika business, net of cash acquired	(1,825)	—
Acquisition of K2L GmbH, net of cash acquired	(5,277)	—
Investments in non-marketable equity securities	(7,238)	—
Purchases of short-term and long-term investments	(1,775)	(125,870)
Sales of short-term and long-term investments	30,925	165,745
Net cash provided by investing activities	8,376	28,083
Cash flows from financing activities:
Excess tax benefits from stock-based compensation	76	417
Proceeds from issuance of common stock	3,625	2,843
Purchases of treasury stock	—	(28,548)
Repayments of obligations under supplier financing arrangements	(2,746)	(2,125)
Net cash provided by (used in) financing activities	955	(27,413)
Effect of foreign exchange rate changes on cash and cash equivalents	2,415	(2,396)
Net increase in cash and cash equivalents	35,478	37,557
Cash and cash equivalents at beginning of period	97,156	61,641
Cash and cash equivalents at end of period	$132,634	$99,198

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures of Standard Microsystems Corporation and subsidiaries (“SMSC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), reflecting all adjustments (consisting only of normal, recurring adjustments) which in management’s opinion are necessary to present fairly the Company’s financial position as of November 30, 2009, results of operations for the three and nine-month periods ended November 30, 2009 and 2008 and cash flows for the nine-month periods ended November 30, 2009 and 2008 (collectively, including accompanying notes and disclosures, the “Interim Financial Statements”). The February 28, 2009 balance sheet information has been derived from audited financial statements, but does not include all information or disclosures required by U.S. GAAP.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of sales and revenues and expenses during the reporting period. Actual results may differ from those estimates, and such differences may be material to the Company’s financial statements.

These Interim Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended February 28, 2009 included in the Company’s Annual Report on Form 10-K, as filed on April 28, 2009 with the SEC (the “Fiscal 2009 Form 10-K”).

Results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year or any future periods.

Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the fiscal 2010 presentation reflected in these Interim Financial Statements. Specifically, the Company added the caption of gross profit to the consolidated statements of operations in the fourth quarter of fiscal 2009 and reclassified, for all periods presented, the amortization of certain intangible assets previously shown separately: to costs of goods sold, for the amortization of intangible assets related to developed technologies; and, to selling, general and administrative expenses for the amortization of customer relationships and other identified intangible assets acquired in business combinations.

2. Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC” and collectively, the “Codification” or “FASB Codification”) Topic 105, “Generally Accepted Accounting Principles”, which establishes the Codification as the single authoritative source for U.S. GAAP. The Codification replaces all previous, separately issued accounting standards, pronouncements and other authoritative literature and guidance comprising U.S. GAAP. The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009 (SMSC’s fiscal quarter ending November 30, 2009). Accordingly, in the third quarter of fiscal 2010, the Company adopted the Codification, which has only impacted references made to accounting guidance and did not have any material impact on the Company’s consolidated financial statements. However, references to specific accounting standards in the accompanying notes to the Company’s Interim Financial Statements have been changed to refer to the appropriate section of the Codification.

In April 2009, the FASB issued guidance now codified as three related standards: (i) ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”); (ii) ASC Topic 320, “Investments — Debt and Equity Securities” (“ASC 320”); and (iii) ASC Topic 825, “Financial Instruments” (“ASC 825”), which are effective for interim and annual periods ending after June 15, 2009 (SMSC’s fiscal quarter ending August 31, 2009). ASC 820 provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If it were concluded that there has been a significant decrease in the volume and level of activity of the asset

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Recent Accounting Standards  – (continued)

or liability in relation to normal market activities, quoted market values may not be representative of fair value. In such instances, changes in valuation techniques or the use of multiple valuation techniques may be appropriate. ASC 320 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. ASC 825 enhances the disclosure of instruments under the scope of ASC 820 for both interim and annual periods. These pronouncements were effective as of the beginning of SMSC’s second quarter of fiscal 2010 and did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”), which establishes the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. This new guidance was effective with the beginning of SMSC’s second quarter of fiscal 2010 and did not have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). This ASU amends ASC 820 to provide further guidance on how to measure the fair value of a liability, and is effective for SMSC beginning in the fourth quarter of fiscal 2010. The adoption of ASU 2009-05 is not expected to have a material effect on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASU 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (i) vendor-specific objective evidence, or “VSOE”, or (ii) third-party evidence, or “TPE”, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for SMSC for revenue arrangements entered into or materially modified in the first quarter of fiscal year 2012. Early adoption is permitted. We are currently evaluating the impact that the adoption of these ASUs will have on our consolidated financial statements.

3. Fair Value

In September 2006, the FASB issued a new standard for fair value measurement now codified as ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”),which defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, management considers the principal or most advantageous market in which the Company would transact, and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Fair Value  – (continued)

The Company’s financial instruments are measured and recorded at fair value. The Company’s non-financial assets (including: goodwill; intangible assets; and, property, plant and equipment) are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

This pronouncement requires disclosure regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered value hierarchy into which these assets and liabilities are grouped, based upon significant levels of inputs as follows:

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The following table summarizes the composition of the Company’s investments at November 30, 2009 and February 28, 2009 (in thousands):

November 30, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classification on Balance Sheet
					Equity Investments	Long-Term Investments
Marketable equity securities	$143	$—	$(47)	$96	$—	$96
Non-marketable equity investments	7,238	—	—	7,238	7,238	—
Auction rate securities	47,100	—	(3,557)	43,543	—	43,543
Money market funds	120,791	—	—	120,791	—	—
	$175,272	$—	$(3,604)	$171,668	$7,238	$43,639

February 28, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classification on Balance Sheet
					Equity Investments	Long-Term Investments
Equity securities	$143	$—	$(86)	$57	$—	$57
Auction rate securities	76,250	—	(7,084)	69,166	—	69,166
Money market funds	74,397	—	—	74,397	—	—
	$150,790	$—	$(7,170)	$143,620	$—	$69,223

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Fair Value  – (continued)

The Company classifies all marketable debt and equity securities with remaining contractual maturities of greater than one year as long-term investments. As of November 30, 2009 the Company held approximately $43.5 million of investments in auction rate securities (net of $3.6 million in unrealized losses) with maturities ranging from less than 3 year to 32 years, all classified as available-for-sale. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of November 30, 2009, all of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies.

The cost basis and estimated fair values of available-for-sale securities at November 30, 2009 by contractual maturity are shown below (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due in one year through five years	6,000	5,646
Due in five years through ten years	—	—
Due in ten through twenty years	12,100	11,238
Due in over twenty years	29,000	26,659
Total	$47,100	$43,543

Expected maturities of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, including investments, equity securities, cash surrender value of life insurance policies and cash equivalents at November 30, 2009 (in thousands):

	Total Fair Value at 11/30/2009	Fair Value Measurements at Report Date Using
		Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$96	$96	$—	$—
Non-marketable equity investments	7,238	—	—	7,238
Auction rate securities	43,543	—	600	42,943
Money market funds	120,791	120,791	—	—
Other assets-cash surrender value	1,675	—	1,675	—
	$173,343	$120,887	$2,275	$50,181

At November 30, 2009, the Company grouped money market funds and equity securities using a Level 1 valuation because market prices are readily available. Level 2 financial assets and liabilities represent the fair value of cash surrender value of life insurance as well as auction rate securities that have been redeemed at par subsequent to the November 30, 2009 reporting date. At November 30, 2009, the assets grouped for Level 3 valuation were auction rate securities consisting of AAA rated securities mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1.

When a determination is made to classify a financial instrument within Level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may consider some observable market

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Fair Value  – (continued)

inputs. The following table reflects the activity for the Company’s major classes of assets measured at fair value using Level 3 inputs (in thousands):

	Three Months Ended November 30, 2009	Nine Months Ended November 30, 2009
Balance at beginning of period	$52,020	$61,166
Transfers out to Level 2 (Auction Rate Securities with market inputs)	(600)	(11,450)
Purchases of Level 3 investments	3,238	7,238
Sales of Level 3 investments	(5,000)	(10,300)
Total gains and losses:
Included in earnings (realized)	—	—
Unrealized gains included in accumulated other comprehensive income	523	3,527
Balance as of November 30, 2009	$50,181	$50,181

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

The par (invested principal) value of the auction rate securities associated with these failed auctions will not be accessible to the Company until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. In light of these liquidity constraints, the Company performed a valuation analysis to determine the estimated fair value of these investments. The fair value of these investments was based on a trinomial discount model. This model considers the probability of three potential occurrences for each auction event through the maturity date of the security. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include, but are not limited to, the security’s collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each security was then determined by summing the present value of the probability weighted future principal and interest payments determined by the model. The discount rate was determined using a proxy based upon the current market rates for successful auctions within the AAA rated auction rate securities market. The expected term was based on management’s estimate of future liquidity. The illiquidity discount was based on the levels of federal insurance or FFELP backing for each security as well as considering similar preferred stock securities ratings and asset backed ratio requirements for each security.

As a result, as of November 30, 2009, the Company recorded an estimated cumulative unrealized loss of $3.6 million ($3.5 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income (loss) within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuer. Further, the auction rate securities held by the Company are AAA rated, and the Company considers the credit risk to be negligible. The Company continues to liquidate investments in auction rate securities as opportunities arise. In the three and nine month periods ended November 30, 2009, $15.0 million and $29.2 million in auction rate

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Fair Value  – (continued)

securities were liquidated at par in connection with issuer calls, respectively. Subsequent to November 30, 2009, an additional $0.6 million in auction rate securities were also liquidated at par, also as a consequence of issuer calls.

The Company does not believe it will be necessary to access these investments to support current working capital requirements. However, the Company may be required to record additional unrealized losses in other comprehensive income in future periods based on then current facts and circumstances. Specifically, if the credit rating of the security issuers deteriorates, or if active markets for such securities are not reestablished, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the consolidated statements of operations, and any such impairment adjustments may be material.

4. Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries whose functional currency is other than the U.S. dollar, unrealized gains and losses on investments classified as available-for-sale and changes in defined benefit plans.

The components of the Company’s comprehensive income (loss) for the three-month and nine month periods ended November 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Net income (loss)	$6,806	$9,053	$(8,923)	$22,234
Other comprehensive income (loss):
Change in foreign currency translation adjustments	1,888	(12,518)	6,583	(14,854)
Change in unrealized gain (loss) on marketable equity securities, net of taxes	517	(4,491)	3,544	(7,098)
Change in defined benefit plans, net of taxes	—	40	—	193
Total comprehensive income (loss)	$9,211	$(7,916)	$1,204	$475

The components of the Company’s accumulated other comprehensive income (loss) as of November 30, 2009 and February 28, 2009, net of taxes, were as follows (in thousands):

	November 30, 2009	February 28, 2009
Unrealized losses on investments	$(3,490)	$(7,035)
Foreign currency items	10,548	3,967
Changes in defined benefit plans	195	195
Total accumulated other comprehensive income (loss)	$7,253	$(2,873)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Net Income (Loss) Per Share  – (continued)

The shares used in calculating basic and diluted net income (loss) per share for the condensed consolidated statements of operations included within this report are reconciled as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Weighted average shares outstanding for basic net income per share	22,239	22,101	22,066	22,329
Dilutive effect of stock options	203	120	—	214
Weighted average shares outstanding for diluted net income per share	22,442	22,221	22,066	22,543

Options covering approximately 2.0 million and 1.8 million shares for the three month periods ended November 30, 2009 and 2008, respectively, and approximately 3.6 million and 1.2 million shares for the nine month periods ended November 30, 2009 and 2008, respectively, were excluded from the computation of average shares outstanding for diluted net income (loss) per share because their effects were antidilutive.

6. Business Combinations and Other Non-Controlling Equity Investments

Symwave

On August 6, 2009, SMSC made an initial equity investment of $4 million in Symwave, Inc. (“Symwave”), a privately held (venture capital supported) supplier of system solutions for SuperSpeed USB 3.0 devices. On October 9, 2009, SMSC made an additional $1.2 million equity investment pursuant to the original terms of the related share purchase agreement. SMSC holds approximately 14.0% of the total outstanding equity of Symwave on a fully diluted basis. The purchases of the related equity shares have been accounted for cumulatively as a cost-basis investment and included in the Equity investments caption on the Company’s condensed consolidated balance sheet. As part of the relationship, the Company has negotiated the right to acquire Symwave under certain conditions, and SMSC is represented on Symwave’s Board of Directors by its President and Chief Executive Officer.

Tallika

On September 8, 2009, the Company completed its acquisition of certain assets of Tallika Corporation and 100% of the outstanding shares of Tallika Technologies Private Limited (collectively, “Tallika”), a business with a team of approximately 50 highly skilled engineers operating from design centers in Phoenix, Arizona and Chennai, India, respectively. The Company expects this acquisition will add to SMSC’s research and development know-how, notably with respect to its software development capabilities. The Tallika and SMSC teams have previously collaborated on various projects including transceiver development, chip design and pre-silicon verification.

The transaction was accounted for as a purchase under ASC Topic 805, “Business Combinations” (“ASC 805”), whereby the purchase price for Tallika has been allocated to the net tangible and intangible assets acquired, based upon their fair values as of September 8, 2009. The results of Tallika’s operations subsequent to September 8, 2009 have been included in the Company’s consolidated results of operations.

SMSC acquired the Tallika business for $3.4 million, consisting of 57,201 shares of SMSC common stock valued for accounting purposes at $1.3 million and $2.1 million of cash. The tangible assets of Tallika at September 8, 2009 included approximately $0.2 million of cash and cash equivalents, resulting in an initial net cash outlay of approximately $1.9 million. SMSC's existing cash balances were the source of the cash used in the transaction. For accounting purposes, the value of the SMSC common stock was determined using the closing market price as of the date such shares were tendered to the selling parties.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Business Combinations and Other Non-Controlling Equity Investments  – (continued)

The following table summarizes the components of the purchase price (in millions):

Total Consideration at Fair Value
Cash	$2.1
SMSC common stock (57,201 shares)	1.3
$3.4

The following table summarizes the allocation of the purchase price (in millions):

Cash and cash equivalents	$0.2
Accounts receivable	$0.3
Property and equipment	0.1
Customer relationships	0.4
Goodwill (of which $1.0 is tax deductible)	2.4
$3.4

A significant portion of Tallika’s net assets, including goodwill, are located in India, and the functional currency of Tallika’s Chennai, India based operations is the Rupee (“INR”). Accordingly, these INR-denominated net assets are translated into U.S. dollars at period-end exchange rates and unrealized gains or losses arising from translation are included as a component of accumulated other comprehensive income within shareholders’ equity.

Goodwill represents the excess of the purchase price over the fair values of the net tangible and identifiable intangible assets acquired. This acquisition significantly expands SMSC’s engineering, design and software development capabilities by adding an assembled workforce of approximately 50 highly skilled engineers into SMSC’s operations. These factors contributed to the recognition of goodwill as a component of the purchase price. In accordance with ASC Topic 350, “Intangibles — Goodwill and Other”, goodwill is not amortized but will be tested for impairment at least annually.

The following unaudited pro forma financial information presents the combined operating results of SMSC and Tallika as if the acquisition had occurred as of the beginning of each period presented. Pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results.

Pro forma financial information for the three and nine month periods ended November 30, 2009 and 2008 is presented in the following table (in millions, except per share data):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Sales and revenues	$87.2	$84.5	$225.2	$274.9
Net income (loss)	$6.8	$9.1	$(9.0)	$22.3
Basic net income (loss) per share	$0.31	$0.41	$(0.41)	$1.00
Diluted net income (loss) per share	$0.30	$0.41	$(0.41)	$0.99

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Business Combinations and Other Non-Controlling Equity Investments  – (continued)

Canesta

On October 13, 2009, SMSC made an initial equity investment of $0.7 million in Canesta, Inc. (“Canesta”), a privately held (venture capital supported) developer of three-dimensional motion sensing systems and devices. On October 15, 2009, SMSC paid an additional $1.3 million into escrow, for potential second and third closing commitments for additional equity shares and warrants. In total, SMSC would hold less than 5% of the total outstanding equity of Canesta on a fully diluted basis should the closings of the second and third financing commitments occur. The completed and pending purchases of the related equity shares have been accounted for collectively as a cost-basis investment and are included in the Equity Investments caption on the Company’s condensed consolidated balance sheet.

K2L

On November 5, 2009, the Company (through its wholly-owned subsidiary, SMSC Europe GmbH) completed the acquisition of 100% of the outstanding shares of K2L GmbH (“K2L”), a privately held company located in Pforzheim, Germany that specializes in software development and systems integration support services for automotive networking applications, including MOST®-based systems. The transaction was accounted for as a purchase under ASC 805, whereby the purchase price for K2L has been allocated to the net tangible and identifiable intangible assets acquired, based upon their estimated fair values as of November 5, 2009. The Company expects to complete its valuation of the identified intangible assets acquired by the end of its current fiscal year (February 28, 2010). The results of K2L’s operations subsequent to November 5, 2009 have been included in the Company’s consolidated results of operations.

SMSC acquired all of K2L’s outstanding capital stock in exchange for initial consideration of $6.9 million, consisting of 53,236 shares of SMSC common stock valued for accounting purposes at $1.0 million and $5.9 million of cash. The tangible assets of K2L at November 5, 2009 included approximately $0.6 million of cash and cash equivalents, resulting in an initial net cash outlay of approximately $5.3 million. SMSC's existing cash balances were the source of the cash used in the transaction. For accounting purposes, the value of the SMSC common stock was determined using the stock’s closing market value as of November 5, 2009. In addition, the Company recorded a liability for contingent consideration at the estimated fair value of $2.0 million as of November 5, 2009. As of the end of each fiscal quarter at which a liability for contingent consideration is recorded, the Company will revalue the contingent consideration obligation to fair value and record increases in the fair value as contingent consideration expense and decreases in the fair value as a reduction of contingent consideration expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability adjustments. The maximum amount of contingent consideration that can be earned by the sellers is €2.1 million. Fifty percent of the contingent consideration will be available to be earned in each of calendar years 2010 and 2011 based on the level of achievement of revenue as set forth in the related stock purchase agreement.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Business Combinations and Other Non-Controlling Equity Investments  – (continued)

The following table summarizes the components of the purchase price (in millions):

Total Consideration at Fair Value
Cash	$5.9
SMSC common stock (53,236 shares)	1.0
Liability for contingent consideration	2.0
$8.9

The following table summarizes the allocation of the purchase price (in millions):

Cash and cash equivalents	$0.6
Accounts receivable	0.8
Inventories	0.1
Other current assets	0.2
Property and equipment	0.3
Customer relationships	1.3
Trade name	0.2
Technology	1.6
Goodwill (all non-deductible for tax purposes)	5.8
Accounts payable and accrued liabilities	(0.5)
Deferred income	(0.6)
Deferred tax liabilities	(0.8)
Other long-term liabilities	(0.1)
$8.9

The majority of K2L’s net assets, including goodwill, are located in Germany, and the functional currency of K2L’s operations in Germany is the euro (€ or “EUR”). Accordingly, these EUR-denominated net assets are translated into U.S. dollars at period-end exchange rates and gains or losses arising from translation are included as a component of accumulated other comprehensive income within shareholders’ equity.

Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired. This acquisition significantly expands SMSC’s automotive engineering capabilities by adding an assembled workforce of approximately 30 highly skilled engineers and other professionals, in close proximity to SMSC’s current automotive product design center in Karlsruhe, Germany. These factors contributed to the recognition of goodwill as a component of the purchase price. In accordance with ASC Topic 350, “Intangibles — Goodwill and Other”, goodwill is not amortized but will be tested for impairment at least annually. It is expected that goodwill from K2L will be evaluated for possible impairment jointly with the goodwill from the March 2005 acquisition of OASIS SiliconSystems Holding AG and subsidiaries (“OASIS”), as both businesses will likely be considered part of the same reporting unit: Automotive. A final determination on this point will be made prior to the commencement of annual goodwill impairment analysis for the current fiscal year ending February 28, 2010.

The following unaudited pro forma financial information presents the combined operating results of SMSC and K2L as if the acquisition had occurred as of the beginning of each period presented. Pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Business Combinations and Other Non-Controlling Equity Investments  – (continued)

Pro forma financial information for the three and nine month periods ended November 30, 2009 and 2008 is presented in the following table (in millions, except per share data):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Revenues	$87.9	$86.3	$227.1	$278.7
Net income (loss)	$7.3	$9.8	$(8.8)	$23.1
Basic net income (loss) per share	$0.33	$0.44	$(0.40)	$1.04
Diluted net income (loss) per share	$0.32	$0.44	$(0.40)	$1.03

7. Investments

Long-term and short-term investments consist of AAA rated auction rate securities, most of which are backed by U.S. Federal or state and municipal government guarantees, and other marketable debt and equity securities held as available-for-sale investments. As of November 30, 2007 and prior period-end dates, investments in auction rate securities were classified as short-term in nature. In the fourth quarter of fiscal 2008, such investments became subject to adverse market conditions, and the liquidity typically associated with the financial markets for such instruments became restricted as auctions began to fail. Given the circumstances, these securities were subsequently classified as long-term (or short-term if stated maturity dates were within one year of the reported balance sheet date), reflecting the restrictions on liquidity and the Company’s intent to hold until maturity (or until such time as the principal investment could be recovered through other means, such as issuer calls and redemptions). See Note 3 — Fair Value for further discussion on related issues and matters, including fair valuation.

With the recent investments in Symwave and Canesta (see Note 6 — Business Combinations and Other Non-Controlling Equity Investments), the Company now has investments in non-marketable equity securities of development-stage enterprises (included in the Equity investments caption of the condensed consolidated balance sheet for November 30, 2009). Such investments will be reviewed periodically for potential impairment, at least annually (in the fourth fiscal quarter) or at interim dates if facts and circumstances indicate impairment may have occurred.

8. Goodwill and Intangible Assets

The Company’s September 2009 acquisition of the Tallika business included the purchase of $2.4 million in goodwill and $0.4 million of finite-lived intangible assets. The Company’s November 2009 acquisition of K2L included the purchase of $5.8 million in goodwill and $3.1 million of finite and indefinite-lived intangible assets. Further, SMSC’s March 2005 acquisition of OASIS included the purchase of $42.9 million of finite-lived intangible assets, an indefinite-lived trademark of $5.4 million, and goodwill of $67.8 million ($15.5 million after an impairment charge in the fourth quarter of fiscal 2009). Some of these intangible assets, or portions thereof, are denominated in currencies other than the U.S. dollar, and these values reflect changes in foreign exchange rates from those in effect on the dates of the respective business combinations. In addition, the Company’s June 2002 acquisition of Tucson, Arizona-based Gain Technology Corporation included the acquisition of $7.1 million of finite-lived intangible assets and $29.4 million of goodwill, after adjustments.

In accordance with the provisions of ASC Topic 350, “Intangibles — Goodwill and Other” (“ASC 350”), goodwill is not amortized, but is tested for impairment in value at least annually, or when events or circumstances indicate possible impairment in value. The Company has determined that there were no triggering events to indicate possible impairment to date in fiscal 2010. The Company performs an annual goodwill impairment assessment during the fourth quarter of each fiscal year, and completed its most recent annual review during the fourth quarter of fiscal 2009. Based on this assessment, the Company recorded a charge of $52.3 million as of February 28, 2009, as previously outlined in its Fiscal 2009 Form 10-K. The

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. Goodwill and Intangible Assets  – (continued)

primary factors contributing to this impairment charge were: the concurrent significant economic downturn, which caused a decline in the automotive market; an increase in implied discount rate due to higher risk premiums; and, the decline in the Company’s market capitalization. Management adjusted the assumptions used to assess the estimated fair value of the reporting unit to account for such macroeconomic changes and conditions at that time.

All finite-lived intangible assets are being amortized on a straight-line basis, which approximates the pattern in which the estimated economic benefits of the assets are realized, over their estimated useful lives. Developed technologies have been assigned estimated useful lives of between eight and nine years, with a weighted-average useful life of approximately eight years. Customer relationships and contracts have been assigned useful lives of between one and ten years, with a weighted-average useful life of approximately eight years.

Intangible assets that are denominated in a functional currency other than the U.S. dollar have been translated into U.S. dollars using the exchange rate in effect on the reporting date. As of November 30 and February 28, 2009, the Company’s identifiable intangible assets consisted of the following (in thousands):

	11/30/2009		2/28/2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Developed technologies	$42,709	$26,580	$38,309	$21,909
Customer relationships and contracts	13,989	7,372	10,663	5,281
Other	2,450	711	734	458
Total – finite-lived intangible assets	59,148	34,663	49,706	27,648
Trademark	6,233	—	5,355	—
	$65,381	$34,663	$55,061	$27,648

Total amortization expense recorded for finite-lived intangible assets is reported within costs of goods sold (“COGS”) and selling, general and administrative expenses (“SG&A”) in the Company’s consolidated statements of operations. Such amortization expense for the three months and nine month periods ended November 30, 2009 and 2008 was recorded and classified as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Amortization of finite-lived intangibles as reported within:
Costs of goods sold	$941	$1,112	$3,165	$3,511
Selling, general and administrative expenses	478	395	1,315	1,291
Total	$1,419	$1,507	$4,480	$4,802

Estimated total future finite-lived intangible asset amortization expense included as part of COGS and SG&A is as follows (in thousands):

Period	COGS	SG&A	Total
Remainder of fiscal 2010	$1,149	$654	$1,803
Fiscal 2011	$4,595	$2,584	$7,179
Fiscal 2012	$4,595	$2,293	$6,888
Fiscal 2013	$4,595	$1,820	$6,415
Fiscal 2014	$591	$342	$933
Fiscal 2015 and thereafter	$605	$662	$1,267

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Other Balance Sheet Data

Inventories are valued at standard cost (which approximates the lower of first-in, first-out cost) or market and consist of the following (in thousands):

	November 30, 2009	February 28, 2009
Raw materials	$1,545	$1,476
Work-in-process	15,061	16,926
Finished goods	29,485	35,011
	$46,091	$53,413

Property, plant and equipment (in thousands):

	November 30, 2009	February 28, 2009
Land	$578	$578
Buildings and improvements	37,015	38,038
Machinery and equipment	118,053	112,397
	155,646	151,013
Less: accumulated depreciation	(88,598)	(85,378)
	$67,048	$65,635

Accrued expenses, income taxes and other current liabilities (in thousands):

	November 30, 2009	February 28, 2009
Compensation, incentives and benefits	$10,708	$10,108
Stock appreciation rights	13,226	6,574
Supplier financing – current portion	4,363	2,583
Restructuring charges	822	5,385
Accrued rent obligations	3,020	2,876
Income taxes payable	1,334	415
Other	6,441	7,195
	$39,914	$35,136

Other liabilities (in thousands):

	November 30, 2009	February 28, 2009
Retirement benefits	$10,291	$8,253
Income taxes	4,910	5,311
Supplier financing – long-term portion	8,176	1,884
Other	214	177
	$23,591	$15,625

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Deferred Income from Distribution and Other Deferred Revenue

Certain of the Company’s products are sold to electronic component distributors under agreements providing for price protection and rights to return unsold merchandise. Accordingly, recognition of revenue and associated gross profit on shipments to a majority of the Company’s distributors are deferred until the distributors resell the products. At the time of shipment to distributors, the Company records a trade receivable for the selling price, relieves inventory for the carrying value of goods shipped, and records these amounts (net) as deferred income on shipments to distributors on the consolidated balance sheet. This deferred income represents the gross margin on the initial sale to the distributor; however, the amount of gross margin recognized in future consolidated statements of operations will typically be less than the originally recorded deferred income as a result of price allowances. Price allowances offered to distributors are recognized as reductions in product sales when incurred, which is generally at the time the distributor resells the product.

The Company also classifies amounts which, from time-to-time, are billed prior to revenue recognition, as a component of this balance. As of November 30, 2009, approximately $0.9 million of non-distributor revenues were deferred to future periods, of which approximately $0.6 million relates to K2L (deferred software licensing revenue).

Deferred income on shipments to distributors consists of the following (in thousands):

	November 30, 2009	February 28, 2009
Deferred sales revenue	$26,135	$16,782
Deferred COGS	(5,257)	(3,394)
Provisions for sales returns	1,462	650
Distributor advances for price allowances	(6,244)	(2,760)
Deferred income from distribution	16,096	11,278
Deferred revenue – other	870	—
	$16,966	$11,278

11. Common Stock Repurchase Program

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. The Board of Directors authorized the repurchase of additional shares in one million share increments in July 2000, July 2002, November 2007 and April 2008, bringing the total authorized repurchases to five million shares. As of November 30, 2009, the Company has repurchased approximately 4.5 million shares of its common stock at a cost of $101.2 million under this program, including 1,084,089 shares repurchased at a cost of $28.5 million in fiscal 2009. The Company did not repurchase any shares in the first three quarters of fiscal 2010.

12. Other Income (Expense), Net

The components of the Company’s other income (expense), net for the three-month and nine-month periods ended November 30, 2009 and 2008, respectively, consisted of the following (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Realized and unrealized foreign currency transaction (losses) gains	$(312)	$1,935	$(739)	$2,679
Gains (losses) on disposal of property	—	40	(13)	42
Other miscellaneous (losses) income	(14)	36	(6)	137
	$(326)	$2,011	$(758)	$2,858

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Income Taxes

The Company recorded a net decrease of its liabilities for uncertain tax positions for the three month period ending November 30, 2009 by $0.7 million and by approximately $0.4 for the nine month period ended November 30, 2009. For the three month period ending November 30, 2009, amounts consist of reductions of $0.8 million reserves and $0.2 million of interest and penalties as a result of a lapse of the applicable statute of limitations and $0.3 million increase in connection with deductions expected to be taken in its current year income tax returns. For the nine month period ending November 30, 2009, amounts consist of reductions of $0.8 million reserves and $0.2 million of interest and penalties as a result of a lapse of the applicable statute of limitations and a $0.6 million increase in connection with deductions expected to be taken in its current year income tax returns. Substantially all such unrecognized tax benefits would be recorded as part of the provision for income taxes if realized in future periods. At this time, the Company does not anticipate that liabilities for uncertain tax positions will significantly increase or decrease on or prior to November 30, 2010. All liabilities for uncertain tax positions are classified as long term and included in Other liabilities in the condensed consolidated balance sheet.

The Company will continue its policy of including interest and penalties related to unrecognized tax benefits within the provision for income taxes in the condensed consolidated statements of operations. For the nine month period ended November 30, 2009, the Company provided $0.2 million for interest and penalties.

The difference between the effective tax rate of 26.0% for the three months ended November 30, 2009 compared to effective tax rate of 3.2% for the three months ended November 30, 2008 is primarily attributable to the one time impact in 2008 of the extension of the research and development credit through December 31, 2009. The difference between the effective tax rate of 41.5% for the nine months ended November 30, 2009 compared to effective tax rate of 19.7% for the nine months ended November 30, 2008 is primarily attributable to a reduction in tax exempt income and the impact on the expiration of the research and development credit as of December 31, 2009.

The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2007 (in the case of certain foreign tax returns, calendar year 2004).

14. Restructuring

In the fourth quarter of fiscal 2009, the Company announced a restructuring plan that included a supplemental voluntary retirement program and involuntary separations that would result in approximately a ten percent reduction in employee headcount and expenses worldwide. This action resulted in a charge of $5.2 million for severance and termination benefits for 88 full-time employees, which is included in the caption “Restructuring charges” in the Company’s fiscal 2009 consolidated statements of operations. This amount includes a charge of $2.4 million recorded pursuant to ASC Topic 715, “ Compensation — Retirement Benefits” (“ASC 715”) relating to the voluntary retirement program. An additional $0.2 million was recorded during the first three quarters of fiscal 2010 for two full-time employees who voluntarily accepted these offered retirement benefits subsequent to February 28, 2009 and for other related expenses. A reserve for restructuring charges in the amount of $0.4 million is included in Accrued expenses, income taxes and other current liabilities on the Company’s condensed consolidated balance sheet as of November 30, 2009, which includes the restructuring charge and other previously accrued amounts to be settled in connection with these employee separations. The company expects to complete payment of the remaining fiscal 2009 restructuring charges by the end of the third quarter of fiscal 2011.

In the second quarter of fiscal 2010, the Company announced a plan to reduce its workforce by approximately sixty-four employees in connection with the relocation of certain of its test floor activities from Hauppauge, New York to third party offshore facilities (Sigurd Microelectronics Corporation) in Taiwan. During the third quarter, the Company recorded $0.3 million of accrued severance retention bonus obligations relating to this plan. A reserve for restructuring charges in the amount of $0.4 million is included on the Company’s balance sheet as of November 30, 2009, which includes the restructuring charges and other

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14. Restructuring  – (continued)

previously accrued amounts to be settled in connection with these separations. The Company expects these activities to be completed no later than the fourth quarter of fiscal year 2010.

The following table summarizes the activity related to the accrual for restructuring charges for the nine months ended November 30, 2009 (in thousands):

	Balance as of March 1, 2009	Charges	Payments	Reclasses	Non-Cash Items	Balance as of November 30, 2009
Q4 Fiscal 2009 Restructuring Plan	$5,385	$221	$(4,859)	$(301)	$(67)	$379
Q2 Fiscal 2010 Restructuring Plan
Employee severance and benefits	—	635	(192)	—	—	443
Asset impairment charges	—	408	(72)	—	(336)	—
	$5,385	$1,264	$(5,123)	$(301)	$(403)	$822

The following table summarizes the activity related to the accrual for restructuring charges for the fiscal year ended February 28, 2009 (in thousands):

	Balance as of March 1, 2008	Charges	Payments	Reclasses	Non-Cash Items	Balance as of February 28, 2009
Q4 Fiscal 2009 Restructuring Plan	$0	$5,197	$(57)	$301	$(56)	$5,385
Q2 Fiscal 2002 Restructuring Plan	72	—	(72)	—	—
	$72	$5,197	$(129)	$301	$(56)	$5,385

15. Benefit and Incentive Plans (including Share-Based Payments)

The Company has several stock-based compensation plans in effect under which incentive stock options and non-qualified stock options (collectively “stock options”), restricted stock awards and stock appreciation rights have been granted to employees and directors. In July 2009, the stockholders approved the 2009 Long Term Incentive Plan (the “LTIP”). The Company has ceased issuing stock options and restricted stock awards under previously established stock option and restricted stock plans, and instead is using the LTIP. In addition, the Company is now issuing stock options under the LTIP to members of the Board of Directors of the Company instead of stock appreciation rights. The Compensation Committee and management continue to evaluate means to effectively promote share ownership by employees and directors while offering industry-competitive compensation packages, including appropriate use of stock-based compensation awards.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. Benefit and Incentive Plans (including Share-Based Payments)  – (continued)

The following table summarizes the compensation expense for stock options, restricted stock awards and stock appreciation rights at fair value as measured per the provisions of ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”) included in our condensed consolidated statements of operations (in thousands):

(net credit)/net expense	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Costs of goods sold	$(286)	$(151)	$1,305	$630
Research and development	(486)	(510)	3,537	1,904
Selling, general and administrative	(1,674)	(627)	7,906	4,502
Stock-based compensation expense, before income tax (benefit) provision	(2,446)	(1,288)	12,748	7,036
Tax (benefit) provision	(881)	(464)	4,589	2,533
Stock-based compensation expense, after income tax (benefit) provision	$(1,566)	$(824)	$8,159	$4,503

Long Term Incentive Plan

Under the LTIP, the Compensation Committee of the Board of Directors is authorized to grant awards of stock options, restricted stock or restricted stock units, or other stock-based awards. The purpose of this plan is to promote the interests of the Company and its shareholders by providing officers, directors and key employees with additional incentives and the opportunity, through stock ownership, to better align their interests with the Company’s and enhance their personal interest in its continued success. The maximum number of shares that may be delivered pursuant to awards granted under the LTIP is 1,000,000 plus: (i) any shares that have been authorized but not issued pursuant to previously established plans of the Company as of June 30, 2009, up to a maximum of an additional 500,000 shares; (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of June 30, 2009 and that subsequently expire unexercised, or are otherwise forfeited, up to a maximum of an additional 3,844,576 shares. The maximum number of incentive stock options that may be granted under the LTIP is 1,500,000. No participant may receive awards under the LTIP in any calendar year for more than 1,000,000 shares equivalents. Based on the above, as of November 30, 2009, awards amounting to 1,534,853 share equivalents may be granted under the LTIP, net of awards issued to date. For disclosure purposes, awards issued under the LTIP are through and including November 30, 2009 reflected in the statistics below by type of award.

Employee and Director Stock Option Plans

Under the Company’s various stock option plans, the Compensation Committee of the Board of Directors had been authorized to grant options to purchase shares of common stock. Stock options under inducement plans were offered only to new employees, and all options were granted at prices not less than the fair market value on the date of grant. The grant date fair values of stock options are recorded as compensation expense ratably over the vesting period of each award, as adjusted for forfeitures of unvested awards. Stock options generally vest over four or five-year periods, and expire no later than ten years from the date of grant. Following shareholder approval of the LTIP, the Company ceased issuing awards under previously established stock option plans.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. Benefit and Incentive Plans (including Share-Based Payments)  – (continued)

Stock option plan activity for the nine-months ended November 30, 2009 is summarized below (shares and intrinsic value in thousands):

	Fiscal 2010 Shares	Weighted Average Exercise Prices Per Share	Weighted Average Contractual Term (in yrs.)	Aggregate Intrinsic Value
Options outstanding, March 1, 2009	3,700	$22.40
Granted	235	$18.48
Exercised	(214)	$17.25
Canceled, forfeited or expired	(222)	$25.27
Options outstanding, November 30, 2009	3,499	$22.27	6.0	$3,948
Options exercisable, November 30, 2009	2,083	$21.75	4.6	$2,599

The total remaining unrecognized compensation cost related to SMSC’s employee and director stock option plans is $13.2 million as of November 30, 2009. The weighted-average period over which the cost is expected to be recognized is 1.80 years.

The Company estimates the grant date fair value of stock options by using the Black-Scholes option pricing model. The Black-Scholes model requires certain assumptions, judgments and estimates by the Company to determine fair value, including expected stock price volatility, risk-free interest rate, and expected life. The Company based the expected volatility on historical volatility. Additionally, the Company based the expected life of stock options granted on an actuarial model. There are no dividends expected to be paid on the Company’s common stock over the expected lives estimated.

The weighted-average fair values per share of stock options granted in connection with the Company’s stock option plans have been estimated utilizing the following assumptions:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Dividend yield	—	—	—	—
Expected volatility	50%	49%	50%	49%
Risk-free interest rates	2.33%	2.13%	2.33% – 2.46%	2.13 – 3.07%
Expected lives (in years)	5.01	4.88	5.01	4.88

Restricted Stock Awards

The Company may provide restricted stock awards to certain officers and key employees. The Company in the past granted these awards, at its discretion, from the shares available under its 2001 and 2003 Stock Option and Restricted Stock Plans and its 2005 Inducement Stock Option and Restricted Stock Plan. The shares awarded were typically earned in 25%, 25% and 50% increments on the first, second and third anniversaries of the grant date of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The grant date fair value of these shares at the date of award is recorded as compensation expense over the service period, as adjusted for forfeitures of unvested awards. Restricted stock awards are currently being granted from the LTIP, and will not be granted from previously established restricted stock award plans.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. Benefit and Incentive Plans (including Share-Based Payments)  – (continued)

Restricted stock activity for the nine-months ended November 30, 2009 is set forth below (shares in thousands):

	Number of Shares	Average Grant-Date Fair Value
Restricted stock shares outstanding, March 1, 2009	143	$28.25
Granted	15	$16.23
Canceled or expired	(3)	$29.34
Vested	(50)	$28.35
Restricted stock shares outstanding, November 30, 2009	105	$26.32

The total unrecognized compensation cost related to SMSC’s restricted stock plans is $1.6 million as of November 30, 2009. The weighted-average period over which the remaining cost is expected to be recognized is 1.25 years.

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

Activity under the Stock Appreciation Rights Plans for the nine-months ended November 30, 2009 is set forth below (shares and intrinsic value in thousands):

	Fiscal 2010 Shares	Weighted Average Exercise Prices Per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value
Stock appreciation rights outstanding, March 1, 2009	3,852	$27.22
Granted	1,399	$17.61
Exercised	(102)	$17.10
Canceled or expired	(204)	$28.64
Stock appreciation rights outstanding, November 30, 2009	4,945	$24.65	7.82	$4,666
Stock appreciation rights exercisable, November 30, 2009	1,946	$26.73	6.50	$1,252

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. Benefit and Incentive Plans (including Share-Based Payments)  – (continued)

The total unrecognized compensation cost related to SMSC’s Stock Appreciation Rights Plans is $19.8 million as of November 30, 2009. The weighted-average period over which the unrecognized cost is expected to be recognized is 1.73 years.

The weighted-average fair values per share of stock appreciation rights granted in connection with the Company’s Stock Appreciation Rights Plans have been estimated utilizing the following assumptions:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Dividend yield	—	—	—	—
Expected volatility	44 – 53%	49%	44 – 60%	49%
Risk-free interest rates	0.21 – 2.65%	0.81 – 2.11%	0.21 – 2.83%	0.81 – 3.07%
Expected lives (in years)	0.62 – 6.12	0.71 – 4.82	0.62 – 6.2	0.71 – 4.84

Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan to provide certain members of senior management with retirement, disability and death benefits. The Company’s subsidiary, SMSC Japan, also maintains an unfunded retirement plan, which provides its employees and directors with separation benefits, consistent with customary practices in Japan. Benefits under these defined benefit plans are based upon various service and compensation factors.

The following table sets forth the components of the consolidated net periodic pension expense for the three-month and nine-month periods ended November 30, 2009 and 2008, respectively (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Components of net periodic benefit costs:
Service cost – benefits earned during the period	$108	$(28)	$324	$403
Service cost – benefits forfeited during the period	—	—	—	(140)
Interest cost on projected benefit obligations	116	105	348	315
Amortization of net obligation	—	61	—	184
Net periodic pension expense	$224	$138	$672	$762

	November 30, 2009	February 28, 2008
Amounts recognized in accumulated other comprehensive income:
Transition obligation	$1	$1
Net income	(302)	(302)
Prior service cost	—	—
Total amount recognized in accumulated other comprehensive loss	$(301)	$(301)

Annual benefit payments under these plans are expected to be approximately $0.6 million in fiscal 2010, to be funded as general corporate obligations with available cash and cash equivalents. Additionally, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing longer-term benefits payable under the Supplemental Executive Retirement Plan. In November 2009,

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. Benefit and Incentive Plans (including Share-Based Payments)  – (continued)

the Compensation Committee of SMSC’s Board of Directors froze benefits under the Supplemental Executive Retirement Plan for existing participants, and there will be no further eligibility for participation in this plan. The effect of this action is expected to be immaterial to SMSC’s future results of operations.

16. Commitments and Contingencies

Commitment for Contingent Consideration — K2L Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of K2L at the estimated fair value of $2.0 million as of November 5, 2009. The maximum amount of contingent consideration that can be earned by the sellers is €2.1 million. Fifty percent of the contingent consideration will be available to be earned in each of calendar years 2010 and 2011 based on the level of achievement of revenue as set forth in the purchase agreement.

Legal Contingencies — General

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

United States Customs Liability Payments

On July 6, 2006 SMSC made a prior disclosure to the United States Commissioner of Customs (“Customs”) pursuant to 19 C.F.R. § 162.74 related to SMSC’s learning that in certain cases it had not declared the full value or costs of assets provided by SMSC to its foreign suppliers. SMSC conducted a comprehensive review of its customs entries over the past five years and determined the amount of the additional fees. SMSC filed with Customs on October 4, 2006 an updated disclosure, and tendered to Customs approximately $0.4 million for these prior periods. In October 2009, the Company paid approximately $30 thousand for interest assessed by Customs in connection with this matter. The Company had previously accrued for potential interest in the third quarter of fiscal 2007 when the updated disclosure was filed, and this matter was resolved with the payment of the assessed interest amount.

OPTi, Inc. Patent Infringement Lawsuit Settlement

On July 3, 2007, OPTi, Inc. (“OPTi”) filed a lawsuit in the United States District Court for the Eastern District of Texas against the Company, Advanced Micro Devices, Inc., Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., STMicroelectronics, Inc., and Via Technology, Inc. (the “Complaint”). OPTi’s Complaint alleges that the Company’s Low Pin Count products infringe two patents and seeks unspecified damages (including treble damages for willful infringement), attorneys’ fees and injunctive relief. On September 5, 2007, the Company answered the Complaint, denying OPTi’s allegations and asserting counterclaims for declaratory judgments of invalidity, unenforceability and noninfringement of the two patents-in-suit. The Company accrued approximately $2.1 million in the first quarter of fiscal 2010 in anticipation of settlement, and subsequently settled this matter in the second quarter of fiscal 2010 without incurring expenses in excess of the original amount provided. The Company has been dismissed without prejudice from this lawsuit.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17. Supplemental Cash Flow Disclosures

The Company financed the acquisition of certain software and other design automation tools used in product development activities using long-term financing provided directly by suppliers. The Company had $12.5 million and $5.2 million of outstanding balances due under such arrangements as of November 30, 2009 and 2008, respectively. During the nine-month periods ended November 30, 2009 and 2008, the Company acquired $12.6 million and $0.6 million, respectively, of software with supplier provided financing. The Company made cash payments in respect of these obligations of $2.7 million and $2.1 million for the nine-month periods ended November 30, 2009 and 2008, respectively.

The Company received federal, state and foreign tax refunds of $4.7 million for the nine-month period ending November 30, 2009, and made cash payments for federal, state and foreign income taxes payable of $1.2 million and $5.6 million for the nine-month periods ending November 30, 2009 and 2008, respectively.

18. Operating Segment Information

As a consequence of the Company’s focus on developing products that can address multiple end markets and market demand for products that contain more than one element of SMSC’s technology solutions, and the impact that these trends have had on the management of the Company’s business and internal reporting, since the quarter ending November 30, 2005 the Company has concluded that it operates and reports as a single business segment — the design, development, and marketing of semiconductor integrated circuits. This change had no impact on the Company’s disclosure because it previously aggregated the results of operating segments into one reportable segment under the aggregation criteria set forth in ASC Topic 280 “Segment Reporting”.

19. Subsequent Events

The Company has performed an evaluation of events subsequent to November 30, 2009 through and including January 7, 2010, the date upon which these Interim Financial Statements were issued via inclusion in the Company’s Quarterly Report on Form 10-Q (the “10-Q”) as filed with the SEC. It was determined and concluded that there were no significant events subsequent to November 30, 2009 and through the 10-Q filing date (inclusive) requiring additional disclosure or consideration.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

Item 2. — Management’s Discussion and Analysis of Financial Conditions and Results of Operations

General

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included in Part I Item 1. — Financial Statements, of this Quarterly Report on Form 10-Q (“Quarterly Report” or “10-Q”) of Standard Microsystems Corporation (the “Company” or “SMSC”).

Forward-Looking Statements

Portions of this Quarterly Report may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs and assumptions, current expectations, estimates and projections. Such statements, including statements relating to the Company’s expectations for future financial performance, are not considered historical facts and are considered forward-looking statements under federal securities laws. Words such as “believe,” “expect,” “anticipate” and similar expressions identify forward-looking statements. Risks and uncertainties may cause the Company’s actual future results to be materially different from those discussed in forward-looking statements. The Company’s risks and uncertainties include (but are not limited to): the timely development and market acceptance of new products; the impact of competitive products and pricing; the Company’s ability to procure capacity from suppliers and the timely performance of their obligations; commodity prices; potential investment losses as a result of liquidity conditions; the effects of changing economic and political conditions in the market domestically and internationally and on its customers; relationships with and dependence on customers and growth rates in the personal computer, consumer electronics and embedded and automotive markets and within the Company’s sales channel; changes in customer order patterns, including order cancellations or reduced bookings; the effects of tariff, import and currency regulation; potential or actual litigation; and excess or obsolete inventory and variations in inventory valuation, among others. In addition, SMSC competes in the semiconductor industry, which has historically been characterized by intense competition, rapid technological change, cyclical market patterns, price erosion and periods of mismatched supply and demand.

The Company’s forward looking statements are qualified in their entirety by the inherent risks and uncertainties surrounding future expectations and may not reflect the potential impact of any future acquisitions, mergers, equity investments or divestitures. All forward-looking statements speak only as of the date hereof and are based upon the information available to SMSC at this time. Such statements are subject to change, and the Company does not undertake to update such statements, except to the extent required under applicable law and regulation. These and other risks and uncertainties, including potential liability resulting from pending or future litigation, are detailed from time to time in the Company’s periodic and current reports as filed with the United States Securities and Exchange Commission (the “SEC”). Readers are advised to review the Company’s most recent Annual Report on Form 10-K and quarterly reports on Form 10-Q as filed subsequently with the SEC, particularly those sections entitled “Risk Factors,” for a more complete discussion of these and other risks and uncertainties. Other cautionary statements concerning risks and uncertainties may also appear elsewhere in this Quarterly Report.

Description of Business

SMSC designs and sells a wide range of silicon-based integrated circuits that utilize analog and mixed-signal technologies. The Company’s integrated circuits and systems provide a wide variety of signal processing attributes that are incorporated by its globally diverse customers into numerous end products in the Consumer Electronics, Automotive, Mobile PC, Desktop PC and Industrial markets. These products generally provide connectivity, networking, or input/output control solutions for a variety of high-speed communication, computer and related peripheral, consumer electronics, industrial control systems or automotive information applications. The market for these solutions is increasingly diverse, and the Company’s technologies are increasingly used in various combinations and in alternative applications. SMSC is headquartered in Hauppauge, New York with operations in North America, Taiwan, India, Japan, Korea, Singapore, China and Europe. Engineering design centers are located in Arizona, New York, Texas, Chennai, India, Karlsruhe, Germany and Pforzheim, Germany. Additional information is available at www.smsc.com.

Business Combinations and Other Non-Controlling Equity Investments

On August 6, 2009, SMSC made an initial equity investment of $4 million in Symwave, Inc. (“Symwave”), a privately held (venture capital supported) supplier of system solutions for SuperSpeed USB 3.0 devices. On October 9, 2009, SMSC made an additional $1.2 million equity investment in Symwave pursuant to the terms and conditions of the original share purchase agreement. The cumulative purchases of Symwave equity have been accounted for as a cost-basis investment and included in the Equity Investments caption on the Company’s condensed consolidated balance sheet. The objective of this collaboration is to accelerate delivery of USB 3.0 solutions into mobile, consumer and computing segments. As part of the relationship, SMSC has obtained the right to acquire Symwave under certain conditions, and SMSC is represented on Symwave’s Board of Directors by its President and Chief Executive Officer.

On September 8, 2009, the Company completed its acquisition of certain assets of Tallika Corporation and 100% of the outstanding shares of Tallika Technologies Private Limited (collectively “Tallika”), a business with a team of approximately 50 highly skilled engineers located in design centers Phoenix, Arizona and Chennai, India, respectively. This team brings to SMSC a broad set of technical engineering capabilities, including software development experience and expertise, largely in a low-cost geography. The Tallika and SMSC teams have previously collaborated on various projects including transceiver development, chip design and pre-silicon verification. SMSC paid approximately $3.4 million to purchase Tallika. The results of Tallika’s operations subsequent to September 8, 2009 have been included in the Company’s consolidated results of operations.

On October 13, 2009, SMSC made an initial equity investment of $0.7 million in Canesta, Inc. (“Canesta”), a privately held (venture capital supported) developer of three-dimensional motion sensing systems and devices. On October 15, 2009, SMSC paid an additional $1.3 million into escrow for second and third financing commitments for which it will receive additional equity shares and warrants should these closings occur. In total, SMSC would hold less than 5% of the total outstanding equity of Canesta on a fully diluted basis should the closing of the second and third financing commitments occur. The completed and pending purchases of the related equity shares have been accounted for collectively as a cost-basis investment and are included in the Equity Investments caption on the Company’s condensed consolidated balance sheet.

On November 5, 2009, the Company completed the acquisition of 100% of the outstanding shares of K2L GmbH (“K2L”), a privately held company located in Pforzheim, Germany that specializes in software development and systems integration support services for automotive networking applications, including MOST®-based systems. This acquisition significantly expands SMSC’s automotive engineering capabilities by adding an assembled workforce of approximately 30 highly skilled engineers as well as other professionals, in close proximity to SMSC’s current automotive product design center in Karlsruhe, Germany. SMSC paid approximately $8.9 million to purchase K2L. The results of K2L’s operations subsequent to November 5, 2009 have been included in the Company’s consolidated results of operations.

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

The preparation of financial statements in conformity with U.S. GAAP and SEC rules and regulations requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Although management believes that its judgments and estimates are appropriate and reasonable, actual future results may differ from these estimates, and to the extent that such differences are material, future reported operating results may be affected.

The Company believes that the critical accounting policies and estimates listed below are important to the portrayal of the Company’s financial condition, results of operations and cash flows, and require critical management judgments and estimates about matters that are inherently uncertain.

•	Revenue Recognition
•	Inventory Valuation
•	Valuation of Long-Lived Assets
•	Accounting for Business Combinations
•	Accounting for and Valuation of Share-Based Payments
•	Accounting for Income Taxes and Uncertain Tax Positions
•	Legal Contingencies
•	Valuation of Long-Term Investments

Further information regarding these policies appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, as filed with the SEC on April 28, 2009. During the nine-month period ended November 30, 2009, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies.

Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC” and collectively, the “Codification” or the “FASB Codification”) Topic 105, “Generally Accepted Accounting Principles”, which establishes the Codification as the single authoritative source for accounting principles generally accepted in the United States Of America (“U.S. GAAP”). The Codification replaces all previous, separately issued U.S. GAAP accounting pronouncements. The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009 (SMSC’s fiscal quarter ending November 30, 2009). Accordingly, in the third quarter of fiscal 2010 and beginning with this Quarterly Report, the Company adopted the Codification, which has only impacted references for accounting guidance and did not have any material impact on the Company’s consolidated financial statements. However, references to specific accounting standards in the accompanying notes to the Company’s condensed consolidated financial statements have been changed to refer to the appropriate section of the Codification.

In April 2009, the FASB issued guidance now codified as three related guidance topics: (i) ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”); (ii) ASC Topic 320, “Investments — Debt and Equity Securities” (“ASC 320”); and (iii) ASC Topic 825, “Financial Instruments” (“ASC 825”), which are effective for interim and annual periods ending after June 15, 2009 (SMSC’s fiscal quarter ending August 31, 2009). ASC 820 provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If it were concluded that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value. In such instances, changes in valuation techniques or the use of multiple valuation techniques may be appropriate. ASC 320 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. ASC 825 enhances the disclosure of instruments under the scope of ASC 820 for both interim and annual periods. These standards were effective with the beginning of SMSC’s second quarter of fiscal 2010 and did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”), which establishes the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. This new standard was effective with the beginning of SMSC’s second quarter of fiscal 2010 and did not have a material impact on the Company’s consolidated financial statements. The Company evaluated subsequent events through and including January 7, 2010, the date on which this Quarterly Report was filed with the SEC.

In September 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). This ASU amends ASC 820 to provide further guidance on how to measure the fair value of a liability. This statement is effective for SMSC beginning in the fourth quarter of fiscal 2010. The adoption of ASU 2009-05 is not expected to have a material effect on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASU 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (i) vendor-specific objective evidence, or “VSOE” or (ii) third-party evidence, or “TPE”, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for SMSC for revenue arrangements entered into or materially modified in the first quarter of fiscal year 2012. Early adoption is permitted. We are currently evaluating the impact that the adoption of these ASUs may have on our consolidated financial statements, but do not expect adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

Results of Operations

Overview

Net sales and revenues, gross profit, operating income (loss), and net income (loss) for the three months ended November 30, 2009, August 31, 2009, and November 30, 2008 were as follows (in thousands):

	Three Months Ended November 30, 2009	Three Months Ended August 31, 2009	Three Months Ended November 30, 2008
Sales and revenues	$87,236	$75,075	$84,268
Gross profit	$45,034	$35,543	$43,162
Operating income (loss)	$9,439	$(10,056)	$5,832
Net income (loss)	$6,806	$(6,534)	$9,053

Sales and revenues for the third quarter of fiscal 2010 were $87.2 million, an increase of $12.2 million or 16.2% sequentially over the prior quarter ended August 31, 2009. The strong sales growth was primarily driven by improved consumer and automotive product sales, as well as a $2.8 million price allowance adjustment with a distributor. The Company expects sales and revenues to decrease sequentially in the fourth quarter of fiscal 2010 due to normal seasonality.

Sales and revenues increased $3.0 million or 3.5% from sales and revenues of $84.3 million in the third quarter of the prior fiscal year, primarily due to improved automotive and PC product sales and a $2.8 million sales price allowance adjustment with a distributor, partially offset by a decrease in intellectual property revenues from Intel Corporation of $3.0 million per quarter as payments pursuant to this agreement ceased with receipt of the final payment in the third quarter of fiscal 2009. While demand for our automotive and PC products has increased over the prior year, the Company is still experiencing continuing weakness in enterprise PC demand, dampening overall PC product sales.

The Company reported a gross profit of $45.0 million, or 51.6% of sales and revenues for the third quarter of fiscal 2010, an increase of $9.5 million or 430 basis points, compared to gross profit of $35.5 million or 47.3% of sales and revenues in the prior quarter ended August 31, 2009, as the Company gained the benefit of increased production and sales levels, mix improvements, significant reductions in supply chain costs and from a sales price allowance adjustment with a distributor. The depressed economic outlook faced by SMSC’s suppliers beginning in the fourth quarter of fiscal 2009 allowed SMSC to seek aggressive price reductions over the course of this fiscal year, particularly in the wafer and assembly area. In addition, structural changes in the Company’s supply and logistics chain, most notably the outsourcing of a significant portion of product test activities, began to contribute favorably to gross margin performance. Gross profit in the third quarter of fiscal 2010 increased $1.9 million, as compared to gross profit of $43.2 million, or 51.2% of sales and revenues in the third quarter of the prior fiscal year.

Operating income of $9.4 million was generated in the third quarter of fiscal 2010, as compared to an operating loss of $10.1 million in the prior quarter ended August 31, 2009 and operating income of $5.8 million in the third quarter of the prior year. The significant increase in operating income compared to the prior quarter ended August 31, 2009 was primarily due to a decrease in stock based compensation charges of $11.8 million (expenses related to stock appreciation rights decreased sequentially by $11.4 million as compared with the prior fiscal quarter due to the decrease in the Company’s stock price; the Company’s stock price had risen in the second quarter of this fiscal year), the increase in revenues and gross profit sequentially over the prior quarter as well as the benefit of cost reduction initiatives completed by management. The increase in operating income compared to the third quarter of the prior fiscal year ended November 30, 2008 was primarily attributable to the year-over-year increase in product sales volume in the third quarter of fiscal 2010, as well as a decrease in stock based compensation of $1.1 million (expenses related to stock appreciation rights decreased $0.8 million in the quarter due to the decrease in the Company’s stock price relative to the decrease in the third quarter of the prior year), partially offset by the reduction in intellectual property revenues of $3.0 million per quarter as noted above.

Net income in the third quarter of fiscal 2010 was $6.8 million, compared to a net loss of $6.5 million in the prior quarter ended August 31, 2009, and net income of $9.1 million in the third quarter of the prior fiscal year, primarily due to the factors mentioned above, as well as the significant decrease in interest income and other income compared to the third quarter of the prior fiscal year. Interest income decreased from $1.6 million in the third quarter of fiscal 2009 to $0.2 million in the third quarter of fiscal 2010. This is primarily the result of a decrease in the Company’s overall investment in auction rate securities, as well as lower market interest rates as compared to the third quarter of the prior fiscal year. Other (expense) income, net decreased from income (net) $2.0 million in the third quarter of fiscal 2009 to expense (net) of $0.3 million in the third quarter of fiscal 2010, mainly driven by foreign exchanges gains and losses. This decrease was primarily due to the significant strengthening of the euro versus the U.S. dollar in the first nine months of fiscal 2010, compared to a weakening of the euro versus the U.S. dollar in the first nine months of fiscal 2009. The Company took action in the fourth quarter of fiscal 2009 to minimize the impact of such fluctuations in fiscal 2010 going forward, primarily limiting the amount of net U.S. dollar monetary assets held by its foreign affiliates. In addition, a shift in the effective tax rate relating to timing of the extension of qualified U.S. research and development credits also impacted the net income trend.

Sales and Revenues

The Company’s sales and revenues for the three months ended November 30, 2009 were $87.2 million, compared to sales and revenues of $84.3 million in the three months ended November 30, 2008. The increase of $3.0 million or 3.5% overall was primarily due to improved automotive and PC product sales and a favorable $2.8 million sales price allowance adjustment with a distributor, partially offset by a decrease in intellectual property revenues from Intel Corporation of $3.0 million per quarter as payments pursuant to this agreement ceased with receipt of the final payment in the third quarter of fiscal 2009. While demand for our automotive and PC products has increased over the prior year, the Company is still experiencing continuing weakness in enterprise PC demand, dampening overall PC product sales.

The Company’s sales and revenues for the nine-months ended November 30, 2009 were $224.8 million, compared to sales and revenues of $274.3 million in the nine-months ended November 30, 2008. The decrease of $49.5 million or 18.0% overall was primarily due to substantial decreases in shipping volumes, particularly in the PC, industrial and automotive markets as a result of the global economic downturn, as well as the reduction in intellectual property revenues from Intel Corporation of $3.0 million per quarter ($9.0 million on a year-to-date basis) comparatively.

Costs of Goods Sold

Costs of goods sold on product sales include: the purchase cost of finished silicon wafers manufactured by independent foundries (including mask and tooling costs); costs of assembly, packaging and mechanical and electrical testing; manufacturing overhead; quality assurance and other support overhead (including costs of personnel and equipment associated with manufacturing support); royalties paid to developers of intellectual property incorporated into the Company’s products; amortization of intangible assets relating to acquired technologies; and adjustments for excess, slow-moving or obsolete inventories. Costs of goods sold associated with other revenues are immaterial, and there are no costs of sales associated with intellectual property revenues.

The Company reported a gross profit of $45.0 million or 51.6% of sales and revenues in the third quarter of fiscal 2010, an increase of $1.9 million, compared to gross profit of $43.2 million, or 51.2% of sales and revenues in the third quarter of fiscal 2009. The increase in gross profit as a percentage of sales and revenues in the third quarter of the current fiscal year compared to the third quarter of the prior fiscal year was primarily due to increased production and sales levels, mix improvements, significant reductions in supply chain costs and the impact of a sales price allowance adjustment with a certain distributor, offset by the reduction in intellectual property revenues previously explained above. Additionally, gross profit in the third quarter of the current fiscal year was impacted by a charge to costs of goods sold of $2.2 million for accelerated depreciation on test equipment associated with the transition of test center operations to Taiwan.

Gross profit for the nine-month period ended November 30, 2009 totaled $108.2 million, or 48.1% of sales and revenues, as compared to $140.0 million, or 51.0% of sales and revenues, in the prior comparable nine-month period. The decrease in gross profit as a percentage of sales and revenues in the current fiscal year compared to the prior fiscal year was primarily due to the decrease in production levels in response to lower demand and our inventory reduction initiatives which contributed to significant unabsorbed manufacturing overhead costs. Additionally, gross profit in the current fiscal year was impacted by a charge to costs of goods sold of $3.9 million for accelerated depreciation on test equipment associated with the transition of test center operations to Taiwan, as well as the decrease in intellectual property revenues of $3.0 million per quarter as previously noted.

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

The Company intends to continue its efforts to develop innovative new products and technologies, and believes that an ongoing commitment to R&D is essential in order to maintain product leadership and compete effectively. Therefore, the Company expects to continue to make significant R&D investments in the future. Recent acquisitions (Tallika and K2L, as previously described) have added additional engineering talent and capabilities.

Research and Development expenses were $18.0 million, or 20.6% of sales and revenues, for the three months ended November 30, 2009 compared to $17.1 million, or approximately 20.3% of sales and revenues, for the three months ended November 30, 2008. A net credit relating to stock based compensation charges pursuant to ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”) of $0.5 million are included in the current quarterly period. A similar net credit of approximately $0.5 million was included in results for the three month period ended November 30, 2008.

R&D expenses were $56.5 million, or 25.2% of sales and revenues, for the nine-months ended November 30, 2009 compared to $53.5 million, or approximately 19.5% of sales and revenues, for the nine-months ended November 30, 2008. Stock based compensation charges pursuant to ASC 718 of $3.5 million are included in the current nine-month period as compared to a charge of $1.9 million in the nine-month period ending November 30, 2008. Increases in costs associated with mask write-offs ($0.5 million) and depreciation expense ($0.8 million) related to our new Austin, Texas facility, which was occupied in January 2009 to replace two existing facilities for which the leases were due to expire, several new investments in design automation tools and intellectual property to be used for new product development, as well as the increase in stock based compensation charges ($1.6 million) accounted for most of the increase for the period.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $17.2 million, or approximately 19.8% of sales and revenues, for the quarter ended November 30, 2009, compared to $20.2 million, or approximately 24.0% of revenues, for the quarter ended November 30, 2008. Net credits relating to stock based compensation awards pursuant to ASC 718 of $1.7 million are included in the current quarterly period, as compared with net credits of $0.6 million in the three month period ended November 30, 2008. The decrease in stock based compensation charges together with a decrease in relocation, recruitment and other administrative costs associated with executive transitions last year ($1.8 million) accounted for most of this decrease.

SG&A expenses were $63.6 million, or approximately 28.3% of sales and revenues, for the nine-month period ended November 30, 2009, compared to $65.9 million, or approximately 24.0% of revenues, for the nine-month period ended November 30, 2008. Stock based compensation charges pursuant to ASC 718 of $7.9 million are included in the current nine- month period as compared to charges of $4.5 million in the nine-month period ended November 30, 2008. The increase in stock based compensation charges was offset primarily by a decrease in relocation, recruitment and other administrative costs associated with executive transitions last year ($2.5 million) and a decrease in accounting and consulting fees ($1.0 million) and headcount ($1.9 million) in connection with the Company’s cost saving initiatives and restructuring plan initiated in the fourth quarter of fiscal 2009.

Restructuring Charges

In the fourth quarter of fiscal 2009, the Company announced a restructuring plan that included a supplemental voluntary retirement program and involuntary separations that would result in approximately a ten percent reduction in employee headcount and expenses worldwide. This action resulted in a charge of $5.2 million for severance and termination benefits for 88 full-time employees in the fourth quarter of fiscal 2009. An additional $0.2 million was incurred in the first three months of fiscal 2010 relating to this restructuring plan. Further, an additional $0.4 million and $1.0 million was incurred in the three- and nine-month periods ended November 30, 2009, respectively, in respect of another restructuring plan initiated in the second quarter of fiscal 2010 in connection with the transition of test center operations to Taiwan, primarily for stay bonus and severance obligations for certain Hauppauge test center employees.

Settlement Charge

A charge of $2.1 million in settlement of the OPTi, Inc. patent infringement lawsuit against the Company was recognized in the first quarter of fiscal 2010. The settlement was concluded in the second quarter of fiscal 2010 at a total final cost that was slightly less than the amount previously accrued by the Company. See Commitments and Contingencies below and Part I — Item 1. — Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 16 — Commitments and Contingencies for additional information relating to the OPTi, Inc. matter.

Interest and Other (Expense) Income, Net

The decrease in interest income, from $1.6 million and $4.4 million for the three- and nine-month periods ended November 30, 2008, to $0.2 million and $0.9 million for the three and nine-month period ended November 30, 2009, respectively, is primarily the result of a decrease in the Company’s overall investment in auction rate securities, as the Company continues to liquidate its positions as opportunities arise in response to market conditions. Funds from liquidated auction rate securities investments as well as funds generated through operating activities are currently being invested in high grade money market accounts, at lower average rates of return.

Interest expense was $0.1 million for both three-month periods ended November 30, 2009 and 2008. Interest expense was $0.1 million and $0.2 million for the nine-month periods ended November 30, 2009 and 2008, respectively.

Other expenses, net were $0.3 million and $0.8 million for the three-month and nine-month periods ended November 30, 2009, respectively, compared to other income, net of $2.0 million and $2.9 million for the three-month and nine-month periods ended November 30, 2008, respectively. The decrease in other income in the first nine months of fiscal 2010, which consisted of foreign exchange rate losses on U.S. dollar transactions of the Company’s European and Japanese affiliates, was due to the significant strengthening of the euro and Japanese Yen vs. the U.S. dollar in the first nine months of fiscal 2010, compared to a weakening primarily of the euro vs. the U.S. dollar in the first nine months of fiscal 2009. The Company took action in the fourth quarter of fiscal 2009 to minimize the impact of such fluctuations going forward in fiscal 2010 and beyond, primarily by limiting the amount of net U.S. dollar monetary assets held by its foreign affiliates.

Provision for Income Taxes

The Company’s effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses, the impact of tax-exempt income, and certain income tax credits.

The provision for income taxes for the three-month period and the benefit from income taxes for the nine-month period ended November 30, 2009, was $2.4 million and $6.3 million, or an effective income tax rate of 26.0% against $9.2 million of income and an effective income tax rate of 41.5% on $15.3 million of losses before income taxes, respectively. The tax benefit for the nine month period ended November 30, 2009 included the impact of $0.2 million from tax exempt income, a $0.8 million decrease in reserves for uncertain tax positions in connection with a lapse of applicable statutes of limitations, and approximately $0.2 million of accrued interest and penalties with respect to prior periods. At this time legislation has not been passed to extend U.S. income tax credits relating to qualified research and development expenditures beyond December 31, 2009. For the three months and nine months ended November 30, 2009, $0.5 million and $1.3 million of qualified research and development tax credit have been included in the net provision/benefit for income taxes.

The provision for income taxes for the three- and nine-month periods ended November 30, 2008 was $0.3 million and $5.5 million, respectively, for an effective income tax rate of 3.2% against $9.4 million of income before income taxes and an effective income tax rate of 19.7% on $27.7 million of income before income taxes respectively. The tax provision for the nine month period ended November 30, 2008 included the impact of $1.2 million from tax exempt income, a $0.4 million decrease in reserves for uncertain tax positions in connection with the completion of certain income tax audits and the related reversal of approximately $0.3 million of interest and penalties accrued in respect of tax exposures attributable to prior periods.

Business Outlook

The Company believes that current macroeconomic conditions and relative weakness in semiconductor demand, particularly in certain sectors such as enterprise PC, remain challenging. However, there has been continued overall improvement since the end of the previous fiscal year. In particular, SMSC has benefited from stabilization in the automotive end market and PC sales have been healthy in recent quarters. The Company currently anticipates a typical seasonal reduction in sequential revenues from the third to the fourth quarter of fiscal 2010. SMSC continues to expand its product offerings in targeted vertical markets and believes it is well positioned for growth in fiscal 2011 as macroeconomic conditions improve.

Liquidity & Capital Resources

The Company currently finances its operations through a combination of existing cash and cash generated by operations. Although the Company takes advantage of supplier financing arrangements for certain long-term agreements, the Company had no secured or unsecured debt during fiscal 2010 or 2009.

The Company’s cash, cash equivalents, short-term and long-term investments (including investments in auction rate securities with maturities in excess of one year) were $176.3 million at November 30, 2009, compared to $166.4 million at February 28, 2009. Positive cash flows from operations and proceeds from the issuance of common stock in connection with the exercise of stock options, partially offset by net cash used for strategic business combinations, equity investments and capital expenditures in fiscal 2010, contributed to this increase.

Operating activities generated $23.7 million of cash in the first nine months of fiscal 2010, compared to $39.3 million of cash generated in the first nine months of fiscal 2009. The decrease in operating cash flows reflects the impact of a significant decrease in revenues and operating profits in the first nine months of fiscal 2010. Accounts receivable and accounts payable increased, commensurate with the increase in third quarter sales volume over the previous quarter and prior fiscal year’s fourth quarter, offset by a decrease in inventories related to the Company’s ongoing efforts at reducing inventory levels. In addition, the Company paid out $5.0 million in severance and related costs incurred as part of the restructuring plan initiated in the fourth quarter of fiscal 2009 and received federal, state and foreign tax refunds of $4.7 million in the nine-month period ended November 30, 2009.

Investing activities contributed $8.4 million of cash during the first nine months of fiscal 2010, resulting from the redemption of auction rate securities totaling $29.2 million, partially offset by $7.2 million in strategic equity investments, $7.1 million in business acquisitions and $6.4 million in capital expenditures and technology licenses. Capital expenditures decreased in the first nine months of fiscal 2010 as compared to the first nine months of the prior fiscal year due primarily to the impact of corporate cost saving initiatives, as well as the completion of expenditures related to test equipment for our Hauppauge test facility in fiscal 2009, which accounted for a significant portion of the capital expenditures in the first nine months of the prior fiscal year.

Net cash provided by financing activities was $1.0 million in the first nine months of fiscal 2010, consisting of $3.6 million of proceeds from issuance of common stock, offset by $2.8 million of repayments of obligations under capital leases and notes payable.

Working capital increased $26.5 million, or 18.2%, to $172.4 million in the first nine months of fiscal 2010, primarily due to cash from operations of $23.7 million and the liquidation of $29.2 million in auction rate securities in connection with issuer redemptions, partially offset by capital expenditures and technology licenses of $6.4 million and $14.3 million in strategic business and equity investments.

In addition, the Company also made non-cash capital investments of $12.6 million in the first nine months of fiscal 2010 for advanced design tools acquired under long-term supplier financing arrangements. The Company acquired $0.6 million in advanced design tools under long-term supplier financing arrangements in the first nine months of fiscal 2009. Payments under these agreements are reported within cash flows from financing activities on the consolidated statements of cash flows.

In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional one million shares, for a total of up to five million shares authorized under the common stock repurchase program first initiated in October 1998. Shares may be repurchased by the Company on the open market or in private transactions. During fiscal 2009 the Company repurchased 1,084,089 shares of treasury stock at an aggregate cost of $28.5 million. Through November 30, 2009 (inclusive), the Company has repurchased a total of 4,495,084 shares at an aggregate cost of $101.2 million. The Company did not repurchase any shares in the first three quarters of fiscal 2010.

From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investments in businesses, products or technologies owned by third parties. The Company may also consider utilizing cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. The Company has also considered in the past, and will continue to consider, various possible transactions to secure necessary foundry manufacturing capacity, including equity investments in, prepayments to, or deposits with foundries, in exchange for guaranteed capacity or other arrangements which address the Company’s manufacturing requirements.

The Company expects that its cash, cash equivalents and cash flows from operations will be sufficient to finance the Company’s operating and capital requirements through the end of fiscal 2010 and for the foreseeable future.

Fair Value of Financial Instruments

The assessment of fair value for our financial instruments is based on the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. When values are determined using inputs that are both unobservable and significant to the values of the instruments being measured, the Company classifies those instruments as Level 3 under the ASC 820 hierarchy. A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

As of November 30, 2009, the Company held approximately $166.1 million in financial instruments measured at fair value within the three levels of the ASC 820 fair value hierarchy, including investments, equity securities, cash surrender value of life insurance policies and cash equivalents. The Company classified $42.9 million of investments in auction rate securities (net of $3.6 million in gross unrealized losses) as Level 3 under the ASC 820 hierarchy (26% of financial instruments measured at fair value). Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of November 30, 2009, 100% of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies, mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1.

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

The par (invested principal) value of the auction rate securities associated with these failed auctions will not be accessible to the Company until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. In light of these liquidity constraints and the lack of market-based data, the Company performed a valuation analysis to determine the estimated fair value of these investments. The fair value of these investments is based on a trinomial discount model. This model considers the probability of three potential occurrences for each auction event through the maturity date of the security. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include, but are not limited to, the security’s collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each security is determined by summing the present value of the probability weighted future principal and interest payments determined by the model. The discount rate was determined using a proxy based upon the current market rates for successful auctions within the AAA rated auction rate securities market. The expected term was based on management’s estimate of future liquidity. The illiquidity discount was based on the levels of federal insurance or FFELP backing for each security as well as considering similar preferred stock securities ratings and asset backed ratio requirements for each security.

As a result, as of November 30, 2009, the Company recorded an estimated cumulative unrealized loss of $3.6 million ($3.5 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income (loss) within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuer. Further, the auction rate securities held by the Company are AAA rated. The Company continues to liquidate investments in auction rate securities as opportunities arise. In the three and nine month periods ended November 30, 2009, $15.0 million and $29.2 million in auction rate securities were liquidated at par in connection with issuer calls, respectively. Subsequent to November 30, 2009, an additional $0.6 million in auction rate securities were redeemed at par in connection with issuer calls.

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

Commitments and Contingencies

Contingent Consideration — K2L Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of K2L at the estimated fair value of $2.0 million as of November 5, 2009. The maximum amount of contingent consideration that can be earned by the sellers is €2.1 million. Fifty percent of the contingent consideration will be available to be earned in each of calendar years 2010 and 2011 based on the level of achievement of revenue as set forth in the purchase agreement.

Legal Contingencies — General

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

United States Customs Liability Payments

On July 6, 2006 SMSC made a prior disclosure to the United States Commissioner of Customs (“Customs”) pursuant to 19 C.F.R. § 162.74 related to SMSC’s learning that in certain cases it had not declared the full value or costs of assets provided by SMSC to its foreign suppliers. SMSC conducted a comprehensive review of its customs entries over the past five years and determined the amount of the additional fees. SMSC filed with Customs on October 4, 2006 an updated disclosure, and tendered to Customs approximately $0.4 million for these prior periods. In October 2009, the Company paid approximately $30 thousand for interest assessed by Customs in connection with this matter. The Company had previously accrued for potential interest in the third quarter of fiscal 2007 when the updated disclosure was filed, and this matter was resolved with the payment of the assessed interest amount.

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

As of November 30, 2009, the Company’s $43.6 million of long-term investments (net of $3.6 million in gross unrealized losses on auction rate securities) consisted primarily of investments in U.S. government agency backed AAA rated auction rate securities. From time to time, the Company has also held investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that until recently have been reset every 90 days or less at auction, at which time the securities could also typically be repurchased or sold.

As with all fixed-income instruments and securitized investments, these investments are subject to interest rate risk and would likely decline in market value if market interest rates increase. However, if market interest rates were to increase immediately and uniformly by 10% from levels at November 30, 2009, the Company estimates that the fair values of these investments would decline by an immaterial amount. Declines in market interest rates would, over time, reduce the Company’s interest income.

In February 2008, the Company began to experience failed auctions on some of its auction rate securities. Based on the failure rate of these auctions, the frequency and extent of the failures, and due to the lack of liquidity in the current market for the auction rate securities, the Company determined that par value no longer approximates the estimated fair value of these auction rate securities. The Company used a discounted cash flow model to determine the estimated fair value of these investments as of November 30, 2009, and recorded an unrealized loss of $3.5 million, (net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income within shareholders’ equity on the condensed consolidated balance sheet.

Assuming all other assumptions disclosed in Part I — Item 1. — Financial Statements in Note 2 of this quarterly report, being equal, an increase or decrease in the liquidity risk premium (i.e. the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the auction rate securities by approximately $1.2 million.

Equity Price Risk

The Company has no material investments in marketable equity securities of other companies on its condensed consolidated balance sheet as of November 30, 2009.

Foreign Currency Risk

The Company has international operations and is therefore subject to certain foreign currency rate exposures, principally the euro and Japanese Yen. The Company also conducts a significant amount of its business in Asia. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company’s product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars.

The Company’s most significant foreign subsidiaries, SMSC Japan and SMSC Europe, purchase a significant amount of their products for resale in U.S. dollars, and from time to time have entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. Gains or losses on these contracts are intended to offset the gains or losses recorded for statutory and U.S. GAAP purposes from the remeasurement of certain assets and liabilities from U.S. dollars into local currencies. No such contracts were executed during the first nine months of fiscal 2010, and there are no obligations under any such contracts as of November 30, 2009. However, the Company has purchased currencies from time to time throughout the current fiscal year-to-date period in anticipation of more significant foreign currency transactions, in order to optimize effective rates associated with those settlements.

Operating activities in Europe include transactions conducted in both euros and U.S. dollars. The euro has been designated as SMSC Europe’s functional currency for its European operations. Losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into euros were $0.1 and $0.2 million, respectively, in the three-month and nine-month periods ended November 30, 2009, compared with gains of $2.0 million and $2.6 million, respectively, in the three-month and nine-month periods ended November 30, 2008. The Company took action in the fourth quarter of fiscal 2009 to minimize the impact of such fluctuations in fiscal 2010 going forward, primarily by limiting the amount of U.S. dollar monetary assets held by SMSC Europe and SMSC Japan.

Losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into Yen for the three-month and nine-month period ended November 30, 2009 were $0.3 million and $0.5 million, respectively, compared with gains of $0.4 million in both the three-month period and nine-month periods ended November 30, 2008.

Commodity Price Risk

Certain precious metals, including gold, are routinely used in the manufacture of the Company’s products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect pricing of such commodities. In the latter part of fiscal 2008, as well as recently, the price of gold increased precipitously, and certain of our supply chain partners assessed surcharges to compensate for the resultant increase in manufacturing costs. While the Company is currently evaluating opportunities to control the risk of gold price increases and potential similar increases in other commodities-related costs, there can be no assurance that the Company will be able to successfully safeguard against potential short-term and long-term commodities price fluctuations.

Item 4. — Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of November 30, 2009, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

On July 6, 2006 SMSC made a prior disclosure to the United States Commissioner of Customs (“Customs”) pursuant to 19 C.F.R. § 162.74 related to SMSC’s learning that in certain cases it had not declared the full value or costs of assets provided by SMSC to its foreign suppliers. SMSC conducted a comprehensive review of its customs entries over the past five years and determined the amount of the additional fees. SMSC filed with Customs on October 4, 2006 an updated disclosure, and tendered to Customs approximately $0.4 million for these prior periods. In October 2009, the Company paid approximately $30 thousand for interest assessed by Customs in connection with this matter. The Company had previously accrued for potential interest in the third quarter of fiscal 2007 when the updated disclosure was filed, and this matter was resolved with the payment of the assessed interest amount.

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

Reliance on Third Party Production Test Facility

On June 25, 2009 the Company announced that it would outsource to an Asian test house certain test production processes previously conducted at its Hauppauge, New York headquarters. The Company anticipates that this third party test house will be responsible for testing the majority of the Company's parts once the transition is fully complete. The Company expects to realize certain gross margin increases and other benefits as a result of this decision. If the third party Asian test house fails to or cannot perform its services satisfactorily for any reason, the supply of parts may be delayed or interrupted. Additionally, failure of this third party to properly perform its services could result in the Company releasing parts that are defective. If the foregoing events occur, the Company's revenues and profitably could be materially adversely affected, and the Company's relationships with its customers could be damaged. The Company may also fail to realize its anticipated cost savings from this project in such cases.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 57,201 unregistered shares of its common stock on September 8, 2009 in connection with the Tallika business combination. In addition, the Company issued 53,236 unregistered shares of its common stock on November 5, 2009 in connection with the K2L acquisition. See Part I — Item 1. — Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 6 — Business Combinations and Other Non-Controlling Equity Investments for additional information regarding these business combinations. These issuances were exempt from registration under the Securities Act of 1933, as amended as a private placement under Section 4(2) of the Securities Act or as offshore transactions under regulations under the Securities Act of 1933.

Item 3. — Defaults Upon Senior Securities

None.

Item 4. — Submission of Matters to a Vote of Security Holders

None.

Item 5. — Other Information

None.

Item 6. — Exhibits

10.1*	—	Amendment No. 1 to the Standard Microsystems Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on November 9, 2009.
10.2*	—	Employment Agreement between Christine King and Standard Microsystems Corporation, amended and restated as of October 1, 2008, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on November 9, 2009.
10.3*	—	Letter Agreement between Walter Siegel and Standard Microsystems Corporation, dated as of November 3, 2009, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed on November 9, 2009.
10.4*	—	Letter Agreement between Aaron Fisher and Standard Microsystems Corporation, dated as of November 3, 2009, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed on November 9, 2009.
10.5*	—	Amendment to Letter Agreement between Kris Sennesael and Standard Microsystems Corporation, dated as of December 8, 2008, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed on November 9, 2009.
10.6*	—	Standard Microsystems Corporation Executive Severance Plan, effective as of November 3, 2009.
10.7*	—	Form of restricted stock unit agreement for the Standard Microsystems Corporation Long Term Incentive Plan
31.1	—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	indicates a management or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD MICROSYSTEMS CORPORATION
By: /s/ Kris Sennesael (Signature) Kris Sennesael Vice President and Chief Financial Officer (Principal Financial Officer)
Date: January 7, 2010

EXHIBIT INDEX

Exhibit No.		Description
10.1*	—	Amendment No. 1 to the Standard Microsystems Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on November 9, 2009.
10.2*	—	Employment Agreement between Christine King and Standard Microsystems Corporation, amended and restated as of October 1, 2008, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on November 9, 2009.
10.3*	—	Letter Agreement between Walter Siegel and Standard Microsystems Corporation, dated as of November 3, 2009, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed on November 9, 2009.
10.4*	—	Letter Agreement between Aaron Fisher and Standard Microsystems Corporation, dated as of November 3, 2009, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed on November 9, 2009.
10.5*	—	Amendment to Letter Agreement between Kris Sennesael and Standard Microsystems Corporation, dated as of December 8, 2008, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed on November 9, 2009.
10.6*	—	Standard Microsystems Corporation Executive Severance Plan, effective as of November 3, 2009.
10.7*	—	Form of restricted stock unit agreement for the Standard Microsystems Corporation Long Term Incentive Plan
31.1	—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	indicates a management or compensatory plan or arrangement.