Form 10-K
period 2010-02-28
STANDARD MICROSYSTEMS CORP
filed 2010-04-28
CIK 93384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) ECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of August 31, 2009, based upon the closing price of the common stock as reported by The NASDAQ Global Select Market* on such date, was approximately $512,048,808

Number of shares of common stock outstanding as of March 31, 2010 22,415,646

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III of this report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships, Related Transactions and Director Independence

Item 14.	Principal Accountant Fees and Services	48
SIGNATURES
PART IV

Item 15.	Exhibits and Financial Statement Schedules	49

PART I

 Item 1. —  Business

 General Description of the Business

Standard Microsystems Corporation (the “Company” or “SMSC”), a Delaware corporation founded in 1971, is a leading global designer of Smart Mixed-Signal Connectivity TM solutions. Its expertise in analog and mixed-signal processing is applied across a broad set of technologies including USB, Ethernet, wireless audio and Media Oriented Systems Transport (MOST® or “MOST”) as well as embedded control, capacitive sensing and thermal management. SMSC’s silicon-based integrated circuits and systems software are incorporated by a global customer base in end products in the Personal Computing (“PC”), Consumer Electronics, Industrial and Automotive markets. The Company’s expertise in developing application-specific technologies, each designed to connect, network or monitor systems, allows SMSC to design multi-functional products that address market requirements for on-the-go and embedded consumer and business applications. Most of the Company’s products are proprietary designs that serve industry leaders across the globe, tailoring what are often complex, highly integrated solutions to each of our customer’s exacting requirements.

SMSC’s business is based on substantial intangible intellectual property assets consisting of patented technology, access to market technology, extensive experience in integrating designs into systems, the ability to work closely with customers to solve technology application challenges and develop products that satisfy market needs, and the ability to efficiently manage its global network of suppliers. These attributes allow SMSC to provide technical performance, cost, size or time-to-market advantages to its customers and to develop leadership positions in several technologies.

SMSC has operations in the United States, Canada, Germany, Bulgaria, Sweden, India, Japan, China, Korea, Singapore and Taiwan. Major engineering design centers are located in: Arizona, New York and Texas in the United States; Ottawa, Canada; Chennai, India; Karlsruhe and Pforzheim, Germany; and Sofia, Bulgaria.

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

 Principal Products and Markets

SMSC develops its products to serve applications in several end markets including PC, Consumer Electronics, Industrial and Automotive markets. Most of the Company’s technologies are sold into multiple end markets, and its product technologies, intellectual property and proprietary processes are increasingly being reapplied and may be combined into new solutions that can be sold into these markets. Its products are manufactured using industry standard processes and all are sold through a unified direct sales force that also manages global relationships with independent, third party sales representatives and distributors.

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

The Company invests in new product development utilizing independent teams: currently, computing and connectivity products, analog products, portable products, and automotive products. This structure allows these marketing and engineering teams to focus on end markets, applications, and customer requirements unique to their respective markets. The technologies used and intellectual property developed within these product development organizations have significant overlap. Intellectual property developed for each end market is repackaged and reused in products customized for the other end markets. A central engineering function guides the product development teams to a common set of design rules while also contributing analog intellectual property which is also used y all product development teams. This structure allows the Company to develop intellectual property expertise which can be rapidly deployed into diverse markets, acceleration access to new customers.

The computing and connectivity products employ mixed-signal semiconductor and software technologies for end-user products designed by computing, consumer electronics and industrial customers. The Company differentiates its products by combining industry-standard interfaces with advanced application-specific platform solutions. Most of the devices sold into this set of customers and markets must integrate seamlessly with microprocessors and chipsets developed by other companies. SMSC’s solutions optimize the customer’s platform designs and typically improve time-to-market while reducing the total bill of materials cost. These products can be found in PCs, netbooks, LCD monitors, docking stations, televisions, set-top boxes, digital video recorders, industrial servers and many other embedded system applications. In fiscal 2010, computing and connectivity products accounted for approximately two thirds of the Company’s revenue.

Some of the Company’s computing and connectivity products utilize Universal Serial Bus (“USB”) technology, which enables the transfer of data between peripheral devices and hosts. This technology has become the ubiquitous connectivity standard for use in computing, consumer and industrial applications. SMSC is regarded as an industry leader in providing semiconductors that incorporate the current industry USB standard specification, known as USB 2.0 or “Hi-Speed USB”. USB 2.0’s 480 megabit per second data transfer rate supports the high bandwidth and speed requirements of consumer multimedia technologies, and because of its ease-of-use and the capability to deliver regulated power, is currently the leading standard by which interoperability and connectivity is provided between diverse systems platforms such as consumer electronics, multimedia computing and mobile storage applications. Designers are attracted to USB 2.0’s speed, “plug-and-play” features and its predictable software development requirements. The ubiquity of USB 2.0 integrated circuits and software makes it a cost-effective choice for designers to add a high-speed serial data pipe for transferring media content.

SMSC is developing products to support the next generation USB technology, known as USB 3.0 or “SuperSpeed USB”. USB 3.0 provides data transfer rates approximately 10 times faster than Hi-Speed USB and is well suited for applications using large data files, such as those found in enterprise commercial applications as well as consumer multimedia solutions. SMSC intends to develop USB 3.0 products that can be used in platforms such as digital TVs, LCD monitors, printers, PCs, gaming consoles, digital video cameras, smart phones and other embedded and consumer applications.

Ethernet is another important technology broadly utilized in SMSC’s computing and connectivity products. Ethernet is widely recognized as the ubiquitous, versatile networking technology found in home, business and industrial environments. In its many years of designing networking products, SMSC has shipped more than 100 million Ethernet ports. A primary focus of the Company’s efforts in this area is developing products that connect USB and Ethernet, such as USB-to-Ethernet controllers and USB hubs with integrated Ethernet controllers. The ubiquity and speed of USB has resulted in the USB-to-Ethernet connection replacing older means of transferring information, such as legacy bus and Peripheral Component Interconnect (“PCI”) interfaces. SMSC also serves the embedded market with other networking technologies, such as Attached Resource Computer Network  (“ARCNET”) and CircLink TM , an ARCNET derivative.

One of the more significant growth opportunities for SMSC is in serving the netbook and tablet market where the Company is developing products that are platform-independent and can serve both X86 and non-X86 processor-based designs.

SMSC’s computing and connectivity products also extend into the x86-based server, notebook and desktop PC market. Advanced input/output (“I/O”) products for server applications build on SMSC’s broad I/O and system management expertise and include timers, flash memory interfaces, and other server requirements. The Company’s embedded controller solutions offer programmable, mixed-signal features that allow for feature customization for notebook and desktop PCs. SMSC also offers a set of chips that offer additional system features such as general purpose input/output (“GPIO”) expansion, temperature and voltage sensing, fan control and consumer infrared remote control. The Company’s broad product portfolio also provides a variety of integration choices for designers, with unique configurations of serial ports, parallel ports, keyboard controllers, infrared ports, GPIO pins, logic integration and power management.

SMSC’s computing and connectivity products cut across its broad technology portfolio. Important products include among others:

•	USB 2.0 hub controllers, including solutions for 2-port, 3-port, 4-port, 7-port and combination hub/flash memory card reader products.

•
USB 2.0 flash memory card reader products, including controllers supporting Secure Digital TM (SD), MultiMediaCard TM (MMC), Memory Stick® (MS), MS-PRO-HG TM , SmartMedia® (SM), xD-Picture Card TM (xD) and Compact Flash(R) (CF) memory and Compact Flash-UDMA card families.

•	USB-to-Ethernet controllers allowing developers to deliver Ethernet connectivity while leveraging the proliferation of USB.

•	10 Mbps,100 Mbps and 1 Gbps Ethernet controllers and transceivers and software drivers targeting consumer electronics and industrial applications.

•	Network multimedia processing engines supporting multiple high-definition audio/video streams, software protocol stack management and security, through PCI or non-PCI interfaces.

•	Embedded communications products for wireless base stations, copiers, building automation, robotics, gaming machines and industrial applications.

•	Embedded Ethernet switches with two and three-port switching technology to solve network connectivity requirements using both 16 and 32 bit non-PCI and MII interfaces.

•
Embedded controllers for Original Equipment Manufacturer (“OEM”) and Original Design Manufacturer (“ODM”) PC designers, offering differentiation and customization at reduced system costs for customers in this high volume market.

•	Advanced I/O controllers.

•	x86-based server solutions offering timers, flash memory interfaces and thermal management capabilities.

In addition to the computing and connectivity products, SMSC is also developing analog, portable and automotive products.

SMSC’s analog products utilize analog thermal sensor technology to target computing and consumer applications supplied by major OEMs, ODMs and motherboard manufacturers. Also included in this product line are capacitive sensing, temperature sensing and fan driver products. The analog products serve computing, consumer and industrial applications.

SMSC’s portable products are designed for smart phones, personal digital assistants and other handheld mobile devices. These products include standalone USB 2.0 physical layer transceivers (“PHY”) supporting industry standard interfaces as well as USB 2.0 flash memory card readers. These products also include USB PHYs integrated with other functions such as battery management and voltage protection. These Hi-Speed USB transceivers currently set new standards for integration and small size, helping designers meet the tight board space and cost requirements of portable products.

SMSC is also a supplier of products for the automotive market based on its market-leading MOST technology. MOST is a networking standard which enables the transport of high-bandwidth digital audio, video packet-based data, and control information. SMSC’s latest generation of MOST products, MOST150, provides greater bandwidth and functionality than its predecessors, MOST25 and MOST50, though these speed grade products continue to be sold into automotive platforms. MOST-enabled network interface controllers (“NICs”) and intelligent network interface controllers (“INICs”) are being designed into automotive networks to transfer high-performance multimedia content among devices such as radios, navigation systems, digital video displays, microphones and CD-players quickly and without electrostatic disruption. The technology is also applicable to new market requirements such as driver assistance.

The Company also markets a chip interconnect technology known as Media Local Bus (MediaLB®, or “MediaLB”), enabling consumer applications to easily connect to SMSC’s new network interface controllers for MOST. MediaLB is also designed to support future MOST networks, thereby providing a simple migration path from existing MOST architectures to next-generation platforms. The MOST technology is a de facto industry standard for high bandwidth automotive multimedia networking. Today MOST is adopted in approximately 95 car models on the road worldwide.

The Company also sells related system design and diagnostic tool products to customers who need to build or maintain MOST compliant systems. SMSC develops and sells USB and Ethernet products built to the exacting quality standards required for automotive applications under the TrueAuto™ brand.

SMSC’s recent acquisition of K2L GmbH (“K2L”) has increased SMSC’s automotive-related product offerings. Specifically, the K2L acquisition added software development and systems integration support services for automotive networking applications, including MOST-based systems.

SMSC’s recent acquisition of Kleer Semiconductor Corporation (“Kleer”) has significant revenue potential in multiple markets that the Company currently serves.  The Kleer acquisition added wireless audio technology for portable audio devices and sound systems for the consumer and automotive end markets.

 Seasonality

The Company’s business historically has been subject to repeated seasonality, with the first and last quarters of each fiscal year tending to be weaker than the second and third. However, as occurred most recently in fiscal 2009, SMSC’s typical seasonality can be altered materially by market conditions. See Part I Item 1.A. —  Risk Factors —  Worldwide Economic Conditions; Seasonality of the Business , for further discussion.

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

The principal methods employed by the Company to compete effectively include introducing innovative new products, providing superior product quality and customer service, adding new features to its products, improving product performance, providing time-to-market advantages and reducing manufacturing costs. SMSC also cultivates strategic relationships with certain key customers who are technology leaders in its target markets, and who provide insight into market trends and opportunities for the Company to better support those customers’ current and future needs. A substantial amount of the Company’s revenues come from products that are single sourced by its customers, either because of the proprietary nature of the Company’s product offerings or because of the inability of competitors to reproduce the features contained in the Company’s products.

The Company’s principal competitors across its various product lines include Alcor Micro Corp., ASIX Electronics Corp, Cypress Semiconductor, Davicom Semiconductor Inc., eNe, Genesys Logic, GMT, Inc., Integrated Technology Express, Inc., Marvell Technology Group Ltd., Micrel Semiconductor, Inc., Nuvoton (formerly Winbond Electronics Corporation), Realtek Semiconductor Corp., Renesas Technology, ST-Ericsson and Texas Instruments.

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

 Research and Development

The semiconductor industry and the individual markets that the Company currently serves are highly competitive, and the Company believes that continued investment in research and development (“R&D”) is essential to maintaining and improving its competitive position. In fiscal years 2010, 2009 and 2008 the Company spent approximately $77.7 million, $74.2 million and $71.7 million, respectively, on R&D. SMSC has strategic relationships with many of its customers and often tailors its solutions to these specific customers’ needs. Serving a wide array of world class OEMs and ODMs, the Company’s continued success will be based, among other things, on its ability to meet the individual needs of these customers and to help them speed their own products to market.

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

Over the past several years, SMSC has continued to develop software products to promote and distinguish its hardware products.  Examples of such software include the MOST NetServices, which provides access to data transportation mechanisms on a MOST network, and drivers and firmware for computing and connectivity products, which enable these products to be customized for various applications and operating systems.

The Company intends to continue its efforts to develop innovative new products and technologies, and believes that an ongoing commitment to R&D is essential in order to maintain product leadership and compete effectively. Therefore, the Company expects to continue to make significant R&D investments in the future. Recent acquisitions of Tallika Corporation, K2L and Kleer and the formation of a design center in Sofia, Bulgaria have added additional engineering talent and capabilities.

SMSC employs engineers with a wide range of experience in software, digital, mixed-signal and analog circuit design, from experienced industry veterans to new engineers recently graduated from universities. SMSC had approximately 450 engineers as of February 28, 2010. High tech hardware, software and other product design tools procured from leading global suppliers support their activities. The Company’s major engineering design centers are strategically located in: Arizona, New York, Texas in the United States; Ottawa, Canada; Chennai, India; Karlsruhe and Pforzheim, Germany; and Sofia, Bulgaria  to take full advantage of the technological expertise found in each region, and to cater to its customer base.

 Manufacturing

SMSC has what is commonly referred to as a “fabless” production and manufacturing model, meaning that the Company does not own the manufacturing assets to manufacture, assemble and test the silicon wafer-based integrated circuits.

Third party contract foundries, package assemblers and test service providers are engaged to fabricate the Company’s products onto silicon wafers, cut these wafers into die, assemble the die into finished packages and test the devices. This strategy allows the Company to focus its resources on product design and development, marketing, test and quality assurance. It also reduces fixed costs and capital requirements and provides the Company access to some of the most advanced manufacturing capabilities. See Part I Item I.A. — Risk Factors — Reliance upon Subcontract Manufacturing , for further discussion. The Company also faces certain risks as a result of doing business in Asia, where many of the Company’s subcontractors conduct business. See Part I Item I.A. — Risk Factors — Business Concentration in Asia , for further discussion.

The Company’s primary wafer suppliers are currently GlobalFoundries Inc. (which acquired Chartered Semiconductor Manufacturing, Ltd. in 2009), Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) and Grace Semiconductor Manufacturing Corporation. The Company may negotiate additional foundry supply contracts and establish other sources of wafer supply for its products as such arrangements become useful or necessary, either economically or technologically.

Processed silicon wafers are shipped to various third party assembly suppliers, most of which are located in Asia, where they are separated into individual chips that are then packaged. This enables the Company to take advantage of these subcontractors’ cost effective high volume manufacturing processes and package technologies, speed and supply flexibility. The Company purchases most of its assembly services from Advanced Semiconductor Engineering, Inc., Amkor Technology, Inc., ChipMOS Technologies Ltd., Orient Semiconductor Electronics Ltd., and STATSChipPac Ltd. See Part I Item 1.A. —  Risk Factors — Reliance upon Subcontract Manufacturing and Business Concentration in Asia for further discussion.

Following assembly, each of the packaged units receives final testing, marking and inspection prior to shipment to customers. During fiscal 2010, the Company relocated the majority of its test floor activities from Hauppauge, New York to third party facilities (Sigurd Microelectronics Corporation) in Taiwan. This third party test house is now responsible for testing the majority of the Company's parts. Final testing services of independent test suppliers, most of which occurs in Asia, are also utilized and afford the Company increasing flexibility to adjust to near-term fluctuations in product demand and corresponding production requirements.

Customers demand semiconductors of the highest quality and reliability for incorporation into their products. SMSC focuses on product reliability from the initial stages of the design cycle through each specific design process, including production test design. In addition, to further validate product performance across process variation and to ensure acceptable design margins, designs are typically subject to in-depth circuit simulation at temperature, voltage and processing extremes before initiating the manufacturing process. The Company prequalifies each of its assembly, test and wafer foundry subcontractors using a series of industry standard environmental product stress tests, as well as an audit and analysis of the subcontractor’s quality system and manufacturing capability. Wafer foundry production, assembly and test services are monitored to produce consistent overall quality, reliability and yield levels.

 Raw Materials

As a fabless semiconductor company, SMSC does not directly purchase commodities used in the manufacturing process. However, the Company may be subject to commodity price risk as detailed in Part I —  Item 1.A. —  Risk Factors — Reliance Upon Subcontract Manufacturing and in Part II — Item 7.A —  Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk.

 Sales, Marketing and Customer Service

The Company’s primary sales and marketing strategy is to achieve design wins (selection of the Company’s product for use in a specific device or platform) with technology leaders and channel customers in targeted markets by providing superior products, field applications and engineering support. Sales managers are dedicated to key OEM and ODM customers to achieve high levels of customer service and to promote close collaboration and communication. Supporting the success of its customers through technological excellence, innovation and overall product quality are centerpieces of SMSC’s corporate sales and marketing strategy.

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

The Company strives to make the “design-in” of its products as easy as possible for its customers. To facilitate this, SMSC offers a wide variety of support tools, including evaluation boards, sample firmware diagnostics programs, sample schematics and printed circuit board layout files, driver programs, data sheets, industry standard specifications and other documentation. These tools are readily available from the Company’s sales offices and sales representatives. SMSC’s home page on the World Wide Web ( www.smsc.com ) provides customers with immediate access to its latest product information. In addition, the Company maintains online tools resources so that registered customers can download these items as needed. Customers are also provided with reference platform designs for many of the Company’s products, which enable easier and faster transitions from initial prototype designs through final production releases.

SMSC strategically markets and sells all of its products globally through a centrally managed sales network using various channels in multiple geographic regions. SMSC conducts sales activities in the United States via a direct sales force, electronics distributors and manufacturers’ representatives. Independent distributors are currently engaged to serve the majority of the North American market. Internationally, products are marketed and sold through regional sales offices located in Germany, Hong Kong, Taiwan, China, Korea and Singapore as well as through a network of independent distributors and representatives. The Company serves the Japanese marketplace primarily through its Tokyo, Japan-based subsidiary and SMSC Japan, through long standing relationships with distribution partners leading in that market.

Consistent with industry practice, most distributors have certain rights of return and price protection privileges on unsold products. Distributor contracts may generally be terminated by written notice by either party. The contracts specify the terms for the return of inventories. Shipments made by SMSC Japan to its distribution partners are made under agreements that permit limited stock return and no price protection privileges. Sales and associated gross profit from shipments to the Company’s distributors, other than distributors in Japan, are deferred until the distributors resell the products.

The Company generates a significant portion of its sales and revenues from international customers. While the demand for the Company’s products is driven heavily by the worldwide demand of U.S.-based OEM computer manufacturers, a significant portion of the Company’s products are sold to manufacturing subcontractors of those U.S.-based companies, and to distributors who feed the high technology manufacturing pipeline in Asia. The Company expects that international shipments, particularly to Asian-based customers, will continue to represent a significant portion of its sales and revenues. See Part I Item 1.A. — Risk Factors — Business Concentration in Asia , for further discussion.

 Markets and Strategy

As previously outlined, the Company designs products that address specific applications for end products sold in several end markets.

SMSC’s sales and revenues of products across these end markets, as well as intellectual property revenues (consisting of royalties and similar contractual payments), are presented in the following table for fiscal 2010 and 2009 (dollars in millions):

	Fiscal 2010		Fiscal 2009
	Amount	%	Amount	%
Personal Computing (“PC”)	$125.0	40.6%	$123.3	37.9%
Consumer Electronics	80.7	26.2%	84.1	25.8%
Industrial & Other	51.7	16.8%	65.0	20.0%
Automotive	50.4	16.4%	53.1	16.3%

Total Sales and Revenues	$307.8	100%	$325.5	100%

SMSC serves industry leading PC customers in the Mobile & Desktop PC markets with embedded controllers, mixed-signal system controllers, server I/O devices, USB 2.0 hubs and analog solutions including capacitive sensing, fan control, temperature and voltage sensing and consumer infrared functionality. Applications include mobile and desktop computers, netbooks and other portable devices, servers, media center PCs and docking stations.

Designs that serve the Consumer Electronic products primarily provide connectivity or networking functions that allow data transfer or content sharing in consumer devices. For instance, the Company provides USB 2.0 hub, flash memory card reader and mass storage devices that may be embedded in LCD monitors, printers, set-top boxes, digital televisions or gaming products to transfer content at high speeds. SMSC’s Ethernet networking products address system resource limitations and other challenges typical of embedded consumer electronics systems for applications such as digital televisions, DVD and hard disk drive-based video recorders and digital media servers and adapters. SMSC’s portable products are found in smart phones, personal digital assistants and other consumer mobile devices. The Company also designs network multimedia processing engines supporting multiple high definition audio/video streams, and software protocol stack management and security, through PCI or non-PCI interfaces.

Customers in the industrial markets are primarily supported by the Company’s products that serve long life cycle embedded systems and those that require highly accurate signal transfer or industrial-level temperature monitoring functionality. SMSC provides Ethernet, ARCNET, CircLink TM and Embedded I/O technology to address applications that include POS terminals, building and factory automation, security systems, industrial PCs, ATM machines and interactive kiosks.

Currently, automotive products are primarily served currently via SMSC’s MOST technology, which enables the networking of information systems in automobiles, such as a CD changer, radio, global positioning system, navigation systems, mobile telephone or a DVD player. MOST provides the means to distribute multimedia entertainment functions among various control devices in the car. In addition, SMSC has developed automotive grade USB and Ethernet products to serve the demand for these technologies in automotive applications.

The Company uses a highly integrated approach in the development of its products, and discrete technologies which are frequently integrated across many of its products and customer-specific applications. Further, the Company continuously explores and seeks opportunities to introduce new or existing products, either individually or in combination within systems and end products, for broader application within or across these end markets. The Company believes that the integration of products and convergence of applications will be a continuing trend. The Company’s ability to anticipate and capitalize on these trends will be essential to its long-term success, and hence will continue to be a prime strategic consideration in resource allocation decisions and the internal evaluation of the Company’s competitive and financial performance.

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

Business Combinations and Other Non-Controlling Equity Investments

On February 16, 2010, the Company completed the acquisition of substantially all the assets and certain liabilities of Kleer Corporation and Kleer Semiconductor Corporation (collectively “Kleer”), privately-held companies with primary operations located in Ottawa, Canada. Kleer specializes in the design of high quality, interoperable wireless audio technology addressing headphones and earphones, home audio/theater systems and speakers, portable audio/media players and automotive sound systems. This transaction brings a robust, high-quality audio and low-power radio frequency (“RF”) capability to SMSC that will allow consumer and automotive OEMs to integrate wireless audio technology into portable audio devices and sound systems without compromising high-grade audio quality or battery life. SMSC paid approximately $5.5 million in cash for the assets of Kleer and an additional cash payment of up to $2.0 million may occur upon achievement of certain performance goals. The results of Kleer’s operations subsequent to February 16, 2010 have been included in the Company’s consolidated results of operations.

On November 5, 2009, the Company completed the acquisition of 100 percent of the outstanding shares of K2L GmbH (“K2L”), a privately held company located in Pforzheim, Germany that specializes in software development and systems integration support services for automotive networking applications, including MOST®-based systems. This acquisition significantly expands SMSC’s automotive engineering capabilities by adding an assembled workforce of approximately 30 highly skilled engineers as well as other professionals, in close proximity to SMSC’s current automotive product design center in Karlsruhe, Germany. SMSC paid approximately $8.9 million to purchase K2L. Additional cash payments of up to €2.1 million may occur upon achievement of certain performance goals.  The results of K2L’s operations subsequent to November 5, 2009 have been included in the Company’s consolidated results of operations.

On October 13, 2009, SMSC made an initial equity investment of $0.7 million in Canesta, Inc. (“Canesta”), a privately held (venture capital supported) developer of three-dimensional motion sensing systems and devices. On October 15, 2009, SMSC paid an additional $1.3 million into escrow for second and third financing commitments for which it would receive additional equity shares and warrants. On January 26, 2010 the closing for the second financing commitment for $0.7 million took place, and on April 27, 2010 the closing for the third financing commitment for $0.6 million took place. In total, SMSC holds less than 5 percent of the total outstanding equity of Canesta on a fully diluted basis. The purchase of the equity shares has been accounted for as a cost-basis investment and is included in the Investments in equity securities caption on the Company’s condensed consolidated balance sheet.

On September 8, 2009, the Company completed its acquisition of certain assets of Tallika Corporation and 100 percent of the outstanding shares of Tallika Technologies Private Limited (collectively “Tallika”), a business with a team of approximately 50 highly skilled engineers located in design centers in Phoenix, Arizona and Chennai, India, respectively. This team brings to SMSC a broad set of technical engineering capabilities, including software development experience and expertise, largely in a low-cost geography. The Tallika and SMSC teams have previously collaborated on various projects including transceiver development, chip design and pre-silicon verification. SMSC paid approximately $3.4 million to purchase Tallika. The results of Tallika’s operations subsequent to September 8, 2009 have been included in the Company’s consolidated results of operations.

On August 6, 2009, SMSC made an initial equity investment of $4.0 million in Symwave, Inc. (“Symwave”), a privately held (venture capital supported) supplier of system solutions for SuperSpeed USB 3.0 devices. On October 9, 2009, SMSC made an additional $1.2 million equity investment in Symwave pursuant to the terms and conditions of the original share purchase agreement. SMSC currently holds approximately 14 percent of the total outstanding equity of Symwave on a fully diluted basis The cumulative purchases of Symwave equity have been accounted for as a cost-basis investment and included in the Investments in equity securities caption on the Company’s condensed consolidated balance sheet. The objective of this collaboration is to accelerate delivery of USB 3.0 solutions into mobile, consumer and computing segments. As part of the relationship, SMSC has obtained the right to acquire Symwave under certain conditions, and SMSC is represented on Symwave’s Board of Directors by its President and Chief Executive Officer.

On March 30, 2005, SMSC acquired 100 percent of the outstanding shares of OASIS SiliconSystems Holding AG, a leading provider of MOST technology, serving a top tier customer base of leading automakers and automotive suppliers. OASIS’ infotainment networking technology has been deployed by many European, Japanese and Asian luxury and mid-market car brands, including Audi, BMW, Daimler, Hyundai/Kia, Land Rover, Porsche, Saab, Toyota, Volvo and other vehicle manufacturers.

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

Geographic Information

The information below summarizes sales and revenues to unaffiliated customers for fiscal 2010, 2009, and 2008 by country ( in thousands ):

For the Fiscal Years Ended February 28	2010	2009	2008
China	$82,593	$65,187	$94,200
Taiwan	75,548	94,163	103,661
Japan	47,055	50,963	52,132
United States	21,665	28,791	34,531
Germany	20,852	28,207	35,650
Other	60,065	58,185	57,675
	$307,778	$325,496	$377,849

Product sales to electronic component distributors were reflected in the table above based on the country of their respective operations; the geographic locations of end customers may differ. The majority of SMSC’s sales are to customers located in Asia given Asia’s prominence in the global supply chain for computing, consumer electronic and related applications.

The Company’s long term assets include net property and equipment, goodwill and other intangible assets, deferred income taxes and various long-lived financial instruments. Net property, plant and equipment by country is as follows ( in thousands ):

As of February 28	2010	2009
United States and Canada	$61,258	$64,248
Germany	1,136	1,043
Japan and Other Asia Pacific	4,408	344
	$66,802	$65,635

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

SMSC has patent cross-licensing agreements with more than thirty companies, including such semiconductor manufacturers as Intel Corporation, Micron Technology, National Semiconductor Corporation, Samsung Electronics Co., and Toshiba Corporation, providing access to approximately 45,000 U.S. patents. Almost all of the Company’s cross-licensing agreements give SMSC the right to use patented intellectual property of the other companies royalty-free. SMSC also received related payments from Intel, although these payments terminated pursuant to agreement in the third quarter of fiscal year 2009. See Part IV Item 15(a)(1) —  Financial Statements  — Note 13, for further discussion on the Company’s agreement with Intel. In situations where the Company needs to acquire strategic intellectual property not covered by cross-licenses, the Company at times will seek to, and has entered into agreements to purchase or license, the required intellectual property.

 Backlog and Customers

The Company’s business is characterized by short-term order and shipment schedules, rather than long-term volume purchase contracts. The Company generally schedules production, which typically takes several months based upon a forecast of demand for its products, recognizing that subcontract manufacturers require long lead times to manufacture and deliver the Company’s final products. The Company modifies and rebalances its production schedules to actual demand as required. Typical of industry practice, orders placed with the Company may be canceled or rescheduled by the customer on short notice without significant penalty. In addition, incoming orders and resulting backlog can fluctuate considerably during periods of perceived or actual semiconductor supply shortages or overages. As a result, the Company’s backlog may not be a reliable indicator of future sales and can fluctuate considerably.

From period to period, several key customers account for a significant portion of the Company’s sales and revenues. Sales and revenues from significant customers for fiscal 2010, 2009 and 2008, stated as percentages of total sales and revenues, are summarized as follows:

For Fiscal Years Ended February 28 and 29,	2010	2009	2008
Avnet Asia	12%	*	*
Yosun Industrial (including Sertek – see below)	*	17%	19%
Tech-Com Computer	*	*	11%

*	Less than 10%

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

In fiscal 2010, one customer, Avnet Asia, accounted for more than 10 percent of net revenues (12 percent in fiscal 2010). In fiscal 2009, one customer, Yosun Industrial, accounted for more than 10 percent of net revenues (17 percent in fiscal 2009, and 19 percent in fiscal 2008). Yosun is a former distributor of SMSC products in Asia that resells the company’s product to many different end users. In March 2007, Yosun Industrial acquired Sertek, another former distributor of the Company’s products. Sales to Yosun and Sertek have been combined for all periods presented above. As part of an ongoing strategic realignment of its sales and distribution channels. SMSC terminated its relationship with Sertek and Yosun in October, 2008 and December, 2009, respectively The business formerly conducted through Sertek and Yosun has been redirected to a mix of new and existing SMSC distributors and direct customers. See Part I Item 1.A. — Risk Factors — Shipments to ODMs and Other Integrators for further discussion.

The Company expects that a small number of larger customers will continue to account for a significant portion of its sales and revenues in fiscal 2010 and for the foreseeable future. The Company does not believe that the change in identity of the customers from 2008-2010 represents a fundamental change in its business, rather the change in top customers, in part, is due to the shifting nature of OEM preferences for where they have their product designs manufactured, industry consolidation or ODM customers changing the distributor from whom they purchase the Company’s products.

The Company’s financial results have been significantly dependent on United States-based computer manufacturers that drive a significant portion of the ultimate demand for the Company’s products. In addition, customers in Asia are becoming an increasingly significant source of demand for the Company.

Employees

At February 28, 2010, the Company employed 916 individuals, including 167 in sales, marketing and customer support, 168 in manufacturing and manufacturing support, 447 in research and product development and 134 in administrative support and facility maintenance activities.

At the end of fiscal 2009, as a result of worldwide economic conditions, the Company offered a voluntary retirement program and a reduction in force. Pursuant to these programs, the Company reduced its workforce by 88 full-time and 2 part-time employees and incurred a charge of $5.2 million.

In the second quarter of fiscal 2010, the Company announced a plan to reduce its workforce by approximately 64 employees in connection with the relocation of certain of its test floor activities from Hauppauge, New York to third party offshore facilities to Sigurd Microelectronics Corporation in Taiwan and incurred a charge of $1.3 million. In the third and fourth quarters of fiscal 2010, the Company made several strategic business acquisitions which added approximately 100 employees to the Company’s workforce, most of which were engineers adding to the Company’s R&D capabilities.

The Company’s future success depends in large part on the continued service of key technical and management personnel and its ability to continue to attract and retain qualified employees, particularly highly skilled design, product and test engineers involved in manufacturing existing products and the development of new products. The competition for such personnel is often intense.

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

WORLDWIDE ECONOMIC CONDITIONS AFFECT THE COMPANY’S RESULTS

Worldwide Economic Conditions — The global economy experienced a severe decline in 2008 and 2009. Although economic activity appears to have improved, the Company’s revenue and profitability will be affected if global economic conditions do not continue to improve or if a “double dip” recession occurs. The Company’s revenue and profitability may also be affected adversely if enterprise spending for personal computers and demand for automotive products do not maintain current levels and do not improve in the later half of fiscal 2011. The impact of the decline in global economic activity includes the ongoing failure of the auction rate securities market. As a result of the market conditions affecting auction rate securities, the Company reclassified its investments in auction rate securities from short-term to long-term, and has taken temporary impairments to their value on its balance sheet. If the issuers of the Company’s auction rate securities suffer a material decline in their creditworthiness, or if market conditions for auction rate securities do not recover sufficiently, the value of the Company’s auction rate securities could be other than temporarily impaired, which would affect the Company’s profit and loss statement for the relevant period. Further, the Company may be required to recognize additional temporary impairments in future periods.

THE COMPANY OPERATES IN A HIGHLY COMPETITIVE INDUSTRY AND RELATED MARKETS; AND HAS EXPERIENCED SIGNIFICANT VOLATILITY IN ITS STOCK PRICE

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

The semiconductor industry, including its supply chain, is maturing, and has been undergoing consolidation through mergers and acquisitions. As a result of these factors the Company may experience changes in its relationships in the supply chain and may have fewer sources of supply for wafer production, assembly services, or other products or services it needs to procure.  This could impair sourcing flexibility or increase costs. The Company may also face fewer and larger, more capable competitors. Consolidation and ownership changes within the semiconductor industry could adversely affect the Company’s results.

The Personal Computer (“PC”) Industry — Demand for many of the Company’s products depends largely on sales of personal computers and peripheral devices. There was a dramatic reduction in demand for the Company’s personal consumer products during the end of the fiscal year 2009 and the beginning of fiscal year 2010 as a result of global economic conditions and in particular, the decline in enterprise spending on such products. Decreases or reductions in the rate of growth of the PC market could adversely affect the Company’s operating results. In addition, as a component supplier to PC manufacturers, the Company may experience greater demand fluctuation than its customers themselves experience.

The PC industry is characterized by ongoing product changes and improvements, much of which is driven by several large companies whose own business strategies play significant roles in determining PC architectures. Future shifts in PC architectures may not always be anticipated or be consistent with the Company’s product design “roadmaps”.

The Company has a business strategy that involves marketing and selling new products and technologies directly to market-leading companies (although resultant sales are often made to third-party intermediaries such as ODMs). The Company’s results are also heavily dependent on demand driven by North American computer makers to whom the Company markets directly. If the market performance of any of these companies declines materially, as occurred during fiscal year 2010, or if they require fewer products from the Company than forecasted, the Company’s revenues and profitability could be adversely affected. These large companies also possess significant leverage in negotiating the terms and conditions of supply as a result of their market power. The Company may be forced in certain circumstances to accept potential liability for intellectual property, quality, delivery or other issues far exceeding the purchase price of the products sold by the Company, the lifetime revenues received from such products by the Company, or various forms of potential consequential damages to avoid losing business to competitors. The Company attempts to negotiate liability caps but is not always successful. Such terms and conditions could adversely impact the revenues and margins earned by the Company.

Volatility of Stock Price  — The volatility of the semiconductor industry has also been reflected historically in the market price of the Company’s common stock. The market price of the Company’s common stock may fluctuate significantly on the basis of such factors as the Company’s or its competitors’ introductions of new products, quarterly fluctuations in the Company’s financial results, announcements by the Company or its competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments; introduction of technologies or product enhancements that reduce the need for the Company’s products; the loss of, or decrease in sales to, one or more key customers; a large sale of stock by a significant shareholder; dilution from the issuance of the Company’s stock in connection with acquisitions; the addition or removal of our stock to or from a stock index fund; departures of key personnel; the required expensing of stock options or Stock Appreciation Rights (“SARs”); quarterly fluctuations in the Company’s guidance or in the financial results of other semiconductor companies or personal computer companies; changes in the expectations of market analysts or investors, or general conditions in the semiconductor industry or financial markets. In addition, stock markets in general have experienced extreme price and volume volatility in recent years. This volatility has often had a significant impact on the stock prices of high technology companies, at times for reasons that appear unrelated to business performance. The Company’s stock price experienced significant volatility in fiscal year 2010, and the Company’s stock price may continue to experience significant volatility in the future.

The volatility of the stock price itself can impact the Company’s earnings because volatility is one measurement that is used in calculating the value of stock based compensation to employees. In particular, changes in stock price can materially affect the periodic compensation expense associated with SARs, which is remeasured quarterly. The variability of SAR compensation charges may itself affect the ultimate stock price of the Company by making its stock less attractive to certain investors. SARs also represent a potential drain on the cash of the Company, which could leave it with insufficient cash to manage its business.

THE COMPANY HAS A LARGELY CONCENTRATED CUSTOMER BASE AND MUST SATISFY DEMANDING PRICE, TECHNOLOGY AND QUALITY REQUIREMENTS

Product Development, Quality and Technological Change  — The Company’s growth is highly dependent upon the successful development and timely introduction of new products at competitive prices and performance levels, with the potential to earn gross profit margins acceptable to the Company. The success of new products depends on various factors, including timely completion of product development programs, the availability of third party intellectual property on reasonable terms and conditions, market acceptance of the Company’s and its customers’ new products, achieving acceptable production yields, securing sufficient capacity at a reasonable cost for the Company’s products and the Company’s ability to offer these new products at competitive prices.

The Company’s products are generally designed into its customers’ products through a competitive process that evaluates the Company’s product features, price, and many other considerations. In order to succeed in having the Company’s products incorporated into new products being designed by its customers, the Company seeks to anticipate market trends and meet performance, quality and functionality requirements of such customers and seeks to successfully develop and manufacture products that adhere to these requirements. In addition, the Company is expected to meet the timing and price requirements of its customers and must make such products available in sufficient quantities. There can be no assurance that the Company will be able to identify market trends or new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others.  Many of the Company’s products offer additional features or functionality that works in tandem with a primary chip. Demand for many of the Company’s products could suffer, and the Company’s results could be materially affected adversely, if the features and functionality offered by the Company are integrated into a system on the primary chip.

Although the Company has significant processes and procedures in place in an attempt to guarantee the quality of its products, there can also be no assurance that the Company will not suffer unexpected yield or quality issues that could materially affect its operating results. The Company’s products are complex and may contain errors, particularly when first introduced or as new versions are released. The Company relies primarily on in-house testing and quality personnel to design test operations and procedures to detect any errors prior to delivery of its products to its customers. Should problems occur in the operation or performance of the Company’s ICs, it may experience delays in meeting key introduction dates or scheduled delivery dates to its customers. These errors also could cause the Company to incur significant re-engineering costs, divert the attention of its engineering personnel from its product development efforts and cause significant customer relations and business reputation problems. Furthermore, a supply interruption or quality issue could result in claims by customers for recalls or rework of finished goods containing components supplied by the Company. Such claims can far exceed the revenues received by the Company for the sale of such products. Although the Company attempts to mitigate such risks via insurance, contractual terms, and maintaining buffer stocks of inventory, there can be no assurance that the Company will not receive such claims in the future, or that the Company will be able to maintain its customers if it refuses to be responsible for some portion of these claims.

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

The Company does not have long-term purchase contracts or commitments from its customers, and substantially all of the Company’s sales are made on a purchase order basis. Therefore, customers may decide to significantly alter their purchasing patterns without penalty and with little advance notice. Also, we do not generally obtain letters of credit, credit insurance, or other security for payment from customers or distributors. Accordingly, we are typically not protected against accounts receivable default or bankruptcy by these entities. Our ten largest customers or distributors represent a substantial majority of our accounts receivable. If any such customer or distributor were to become insolvent or otherwise not satisfy its obligations to us, the Company’s financial position could be materially adversely impacted.

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

THE COMPANY’S ‘FABLESS’ MANUFACTURING MODEL IS HEAVILY CONCENTRATED IN ASIA AND DEPENDENT ON A SMALL NUMBER OF WAFER, ASSEMBLY AND TEST COMPANIES WHO POSSESS NEGOTIATING LEVERAGE. THE COMPANY IS AT TIMES REQUIRED TO COMMIT TO CERTAIN PURCHASE QUANTITIES TO SECURE CAPACITY, AND IS SUBJECT TO FLUCTUATIONS IN COMMODITY PRICES AND AVAILABILITY

Business Concentration in Asia  — A significant number of the Company’s foundries and subcontractors are located in Asia. Many of the Company’s customers also manufacture in Asia or subcontract to Asian companies. A significant portion of the world’s personal computer component and circuit board manufacturing, as well as personal computer assembly, occurs in Asia, and many of the Company’s suppliers and customers are based in, or do significant business in, both Taiwan and the People’s Republic of China. In addition, many companies are expanding their operations in Asia in an attempt to reduce their costs, and the Company is also exploring relationships with companies in Asia as part of its ongoing efforts to make its supply chain more efficient.   In addition, the Company is concentrating its warehousing of product in Taiwan to introduce greater efficiencies in its supply chain. This concentration of manufacturing and selling activity in Asia, and in Taiwan in particular, poses risks that could affect the supply and cost of the Company’s products, including currency exchange rate fluctuations, economic and trade policies and the political environment in Taiwan, China and other Asian countries. For example, legislation in the United States restricting or adding tariffs to imported goods could adversely affect the Company’s operating results.

The Company also may have difficulty competing with companies whose primary presence is in Asia. These companies may be able to develop more intimate customer relationships with Asian OEMs and ODMs because of their physical proximity to these customers, larger presence in Asia, and cultural ties.   The Company’s results may be materially affected adversely if it is unable to succuessfully compete with its Asian competitors.

The risk of earthquakes in China, Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. We are not currently covered by insurance against business disruption caused by earthquakes as such insurance is not currently available on terms that we believe are commercially reasonable. Earthquakes, fire, flooding, lack of water or other natural disasters in Taiwan or the Pacific Rim region, or an epidemic, political unrest, war, labor strike or work stoppage in countries where our semiconductor manufacturers, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity. There can be no assurance that alternate capacity could be obtained on commercially reasonable terms, if at all.

Reliance upon Subcontract Manufacturing  — The vast majority of the Company’s products are manufactured, assembled and tested by independent foundries and subcontract manufacturers under a “fabless” manufacturing model. This reliance upon foundries and subcontractors involves certain risks, including potential lack of manufacturing availability, reduced control over delivery schedules, the availability of advanced process technologies, changes in manufacturing yields, dislocation, expense and delay caused by decisions to relocate or close manufacturing facilities or processes, and potential cost fluctuations. During downturns in the semiconductor economic cycle, such as the current global economic recession, reduction in overall demand for semiconductor products could financially stress certain of the Company’s subcontractors. If the financial resources of such independent subcontractors are stressed, the Company may experience future product shortages, quality assurance problems, increased manufacturing costs or other supply chain disruptions.

During upturns in the semiconductor cycle, it is not always possible to respond adequately to unexpected increases in customer demand due to capacity constraints. The Company may be unable to obtain adequate foundry, assembly or test capacity from third-party subcontractors to meet customers’ delivery requirements even if the Company adequately forecasts customer demand. Alternatively, the Company may have to incur unexpected costs to expedite orders in order to meet unforecasted customer demand. The Company typically does not have long-term supply contracts with its third-party vendors that obligate the vendor to perform services and supply products for a specific period, in specific quantities, and at specific prices. The Company’s third-party foundry, assembly and test subcontractors typically do not guarantee that adequate capacity will be available within the time required to meet customer demand for products. In the event that these vendors fail to meet required demand for whatever reason, the Company expects that it would take up to twelve months to transition performance of these services to new providers. Such a transition may also require qualification of the new providers by the Company’s customers or their end customers, which would take additional time. The requalification process for the entire supply chain including the end customer could take several years for certain of the Company’s products, particularly automotive products.

As a result of a certain manufacturer closing the only plant at which wafers for a particular product are being made, the Company has made a significant investment in certain automotive inventory before the plant closes in order to assure continuity of supply for this product. The Company’s results may be adversely affected if it purchases insufficient inventory to assure continuity of supply, or if it purchases too much inventory and is forced to write off some portion of its investment.

In the past, the Company received several unexpected price increases from several entities that assemble or package products. In the past there have been periods of shortage of capacity among companies that supply assembly services. The Company’s contracts also generally do not protect it from price increases in certain base commodities used in the semiconductor manufacturing process.   The Company’s results in recent fiscal years were adversely affected by significant increases in the price of gold.   The Company is restructuring certain manufacturing processes to use copper instead of gold in its products.  Although the Company resists attempts by suppliers to increase prices, there can be no assurance that the Company’s margins will not be impacted in fiscal year 2011 or other future periods as a result of a shortage of capacity, changes in commodity prices, or price increases in assembly or other services. Because at various times the capacity of either wafer producers or assemblers can been limited, the Company may be unable to satisfy the demand of its customers, or may have to accept price increases or other compensation arrangements that increase its operating expenses and erode its margins.  The Company’s results may also be materially affected adversely if fails to execute successfully the transition from gold to copper in certain of its products.

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

THE COMPANY HAS GLOBAL OPERATIONS SUBJECT TO RISKS THAT MAY HARM RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Global Operations Risks — The Company has sales, R&D, and operations facilities in many countries, and as a result, is subject to risks associated with doing business globally. SMSC’s global operations may be subject to risks that may limit our ability to build product, design, develop, or sell products in particular countries, which could, in turn, harm our results of operations and financial condition, including;

•	Security concerns, such as armed conflict and civil or military unrest, crime, political instability, and terrorist activity;

•	Acts of nature, such as typhoons, tsunamis volcanoes or earthquakes;

•	Infrastructure disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers, could in turn cause supply chain interruptions;

•	Regulatory requirements and prohibitions that differ between jurisdictions; and

•	Restrictions on our operations by governments seeking to support local industries, nationalization of our operations, and restrictions on our ability to repatriate earnings.

In addition, although most of the Company’s products are priced and paid for in U.S. dollars, a significant amount of certain types of expenses, such as payroll, utilities, tax, and marketing expenses, are paid in local currencies, and therefore fluctuations in exchange rates could harm the Company’s business operating results and financial condition. In addition, changes in tariff, export and import regulations, and U.S. and non-U.S. monetary policies, may harm our operating results and financial condition by increasing our expenses and reducing our revenue. Varying tax rates in different jurisdictions could harm our operating results and financial condition by increasing the Company’s overall effective tax rate.

Although the Company’s operations are global, its information technology infrastructure is concentrated at its headquarters in Hauppauge, New York.   Although the Company maintains redundant systems at its headquarters, a natural or other disaster could disable all systems maintained by the Company in New York, which could materially adversely affect the Company’s ability to do business on a global basis, and its revenues and profitability.  While the Company does maintain a disaster plan, there is no guarantee that the disaster plan will be sufficient to prevent the Company from being materially adversely affected in the event of a disaster.

THE COMPANY’S SUCCESS DEPENDS ON THE EFFECTIVENESS OF ITS ACQUISITIONS, RETAINING AND INTEGRATING KEY PERSONNEL, MANAGING INTELLECTUAL PROPERTY RISKS AND GROWTH AND MAINTAINING A PROPER CAPITAL STRUCTURE

Strategic Business Acquisitions — The Company has made strategic acquisitions of or investments in complementary businesses, products and technologies in the past, including the OASIS acquisition in 2005 and several smaller transactions in fiscal year 2010, and may continue to pursue such acquisitions in the future as business conditions warrant. Business acquisitions can involve numerous risks, including: unanticipated costs and expenses; risks associated with entering new markets in which the Company has little or no prior experience; diversion of management’s attention from its existing businesses; potential loss of key employees, particularly those of the acquired business; differences between the culture of the acquired company and the Company, difficulties in integrating the new business into the Company’s existing businesses; potential dilution of future earnings; and future impairment and write-offs of purchased goodwill, other intangible assets and fixed assets due to unforeseen events and circumstances. The company wrote off approximately $52 million worth of goodwill in connection with the OASIS acquisition in fiscal year 2009. Although the Company believes it has managed the OASIS acquisition well to date, there is no guarantee that the OASIS or other acquisitions in the future will produce the benefits intended. Future acquisitions also could cause the Company to incur debt or contingent liabilities or cause the Company to issue equity securities that could negatively impact the ownership percentages of existing shareholders.

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

Proper Capital Structure — The Company’s capital structure is a key ingredient in the Company’s ability to conduct business and overall profitability.  The Company currently has no bank debt.   The Company’s results could be adversely affected if it creates a capital structure that limits its flexibility to conduct business in an optimal fashion, or if it passes on opportunities in order to maintain a particular capital structure.

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

The Company’s management does not expect that its system of internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must recognize that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving the Company have been, or will be, detected. These inherent limitations include faulty judgments in decision-making and breakdowns that may occur because of simple error or mistake. Controls can also be circumvented by individual acts, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and the Company cannot provide assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. In addition, because of the Company’s revenue recognition policies, the accuracy of the Company’s financial statements is dependent on data received from third party distributors  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Although the Company’s management has concluded that its system of internal controls over financial reporting was effective as of February 28, 2010, there can be no assurance that the Company or its independent registered public accounting firm will not identify a material weakness in the system of internal controls over financial reporting in the future. A material weakness in the Company’s system of internal controls over financial reporting would require management and/or the Company’s independent registered public accounting firm to evaluate the Company’s system of internal controls as ineffective. This in turn could lead to a loss of public confidence, which could adversely affect the Company’s business and the price of its common stock.

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

Environmental Regulation  — Environmental regulations and standards are established worldwide to control discharges, emissions, and solid wastes from manufacturing processes. Within the United States, federal, state and local agencies establish these regulations. Outside of the United States, individual countries and local governments establish their own individual standards. The Company believes that its activities conform to present environmental regulations and historically the effects of this compliance have not had a material effect on the Company’s capital expenditures, operating results, or competitive position. Future environmental compliance requirements, as well as amendments to or the adoption of new environmental regulations or the occurrence of an unforeseen circumstance could subject the Company to fines or require the Company to acquire expensive remediation equipment or to incur other expenses to comply with environmental regulations. In addition, many of the Company’s customers belong to trade groups or other similar bodies that are creating their own private governance, health, safety and environmental standards. Some of these customers are mandating that the Company comply with these standards as a condition to selling product to these customers. The Company’s sales and profitability may suffer if it is unable to satisfy these private standards, or if complying with these standards imposes significant costs on the Company.

 Item 1.B. —  Unresolved Staff Comments

The Company has received no written comments from the SEC staff regarding its periodic or current reports as filed under the Securities Exchange Act of 1934, nor on any filings made pursuant to the Securities Act of 1933, that remain unaddressed or unresolved as of the filing date of this Report.

 Item 2. —  Properties

SMSC’s headquarters facility is located in Hauppauge, New York, where it owns a 200,000 square foot building via an arrangement with the Suffolk County Industrial Development Agency and conducts research, development, warehousing, shipping, marketing, selling and administrative activities (the “HQ facility”).

In addition, the Company maintains offices in leased facilities as follows:

Location	Activities	Approximate Square Footage	Lease Expiration
Austin, Texas	Engineering, Logistics, Marketing & Sales	63,138	June 2019
Karlsruhe, Germany	Engineering, Logistics, Marketing & Sales	38,700	June 2013
Phoenix, Arizona	Engineering & Marketing	17,227	March 2013
Tucson, Arizona	Engineering, Marketing	10,871	September 2010
Tucson, Arizona	Engineering, Marketing	16,000	July 2020
Tokyo, Japan	Engineering, Logistics, Marketing & Sales	8,952	June 2010
Tokyo, Japan	Engineering, Logistics, Marketing & Sales	6,396	February 2013
Taipei, Taiwan	Logistics, Marketing & Sales	5,900	March 2012
Shanghai, China	Sales	3,700	August 2011
San Jose, California	Marketing & Sales	3,358	May 2011
Seoul, South Korea	Sales	2,539	September 2010
Rosenheim, Germany	Sales	2,400	March 2011
Gothenburg, Sweden	Marketing & Engineering	2,000	December 2011
Shenzhen, China	Sales	992	July 2010
Hong Kong	Logistics and Sales	6,862	April 2013
Osaka-Shi Osaka, Japan	Marketing & Engineering	362	July 2012
Chennai, India	Engineering	16,913	May 2010
Sofia, Bulgaria	Engineering	7,388	March 2015
Ottawa, Ontario	Engineering	5,706	February 2011
Pforzheim, Germany	Engineering, Marketing & Sales	9,903	December 2013

As part of the Company’s recent acquisitions of Tallika, K2L and Kleer, as described previously, and the formation of a design center in Sofia, Bulgaria, we have added additional engineering design centers in facilities strategically located in Chennai, India, Pforzheim, Germany, Ottawa, Canada, and Sofia, Bulgaria. In addition, we added a facility in Hong Kong as a base for the Company’s expanding Asian operations.

The Company believes that all of its facilities are in good condition, adequate for intended use and sufficient for its immediate needs. The Company currently expects to either renew existing leases or identify suitable alternative leased space for all leases expiring in fiscal 2011. It is not certain whether the Company will negotiate new leases on its other facilities as such leases expire in fiscal 2012 and beyond. Such determinations will be made as those leases approach expiration and will be based on an assessment of requirements and market conditions at that time. Further, management believes that additional space can be readily obtained, if necessary, based on prior experience and current and expected real estate market conditions.

 Item 3. —  Legal Proceedings

From time to time as a normal consequence of doing business, various claims and litigation may be asserted or commenced against the Company. In particular, the Company in the ordinary course of business may receive claims that its products infringe the intellectual property of third parties, or that customers have suffered damage as a result of defective products allegedly supplied by the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability for damages and/or invalidate its proprietary rights. Any lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention, and an adverse outcome of any significant matter could have a material adverse effect on the Company’s consolidated results of operations or cash flows in the quarter or annual period in which one or more of these matters are resolved. There is currently no pending litigation against the Company of a material nature.

Item 4. —  Reserved and Removed

PART II

 Item 5. —  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is traded in the over-the-counter market under the NASDAQ symbol SMSC. Trading is reported in the NASDAQ Global Select Market. There were approximately 1,046 holders of record of the Company’s common stock at February 28, 2010.

The following table sets forth the high and low trading prices, for the periods indicated, for SMSC’s common stock as reported by the NASDAQ Global Select Market:

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter	$19.65	$13.47	$33.09	$26.50
Second Quarter	$25.07	$17.77	$32.60	$24.47
Third Quarter	$25.12	$18.15	$29.68	$12.07
Fourth Quarter	$24.02	$18.59	$17.79	$13.00

Dividend Policy

The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has never paid a cash dividend and does not currently expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the caption “Equity Compensation Plan Information,” appearing in the 2010 Proxy Statement related to the 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”), is hereby incorporated by reference. For additional information on the Company’s stock-based compensation plans, refer to Part IV Item 15(a)(1) —  Financial Statements  — Note 15.

Common Stock Repurchase Program

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. The Board of Directors authorized the repurchase of additional shares in one million share increments in July 2000, July 2002, November 2007 and April 2008, bringing the total authorized repurchases to five million shares as of February 28, 2010.

As of February 28, 2010, the Company has repurchased approximately 4.5 million shares of its common stock at a cost of $101.2 million under this program, including 1,084,089 shares repurchased at a cost of $28.5 million in fiscal 2009, 1,165,911 shares repurchased at a cost of $40.6 million in fiscal 2008 and 253,300 shares repurchased at a cost of $6.1 million in fiscal 2007.

There was no share repurchase activity in fiscal 2010.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for the five fiscal years ended February 28, 2010. The graph and table assume that $100 was invested on February 28, 2005 (the last day of trading for the fiscal year ended February 28, 2005) in each of our common stock, the NASDAQ Composite Index and the Philadelphia Semiconductor Index, and that all dividends were reinvested.

	2/05	2/06	2/07	2/08	2/09	2/10
Standard Microsystems Corporation	100.00	185.51	162.98	161.72	88.82	111.35
NASDAQ Composite	100.00	110.59	120.76	112.35	68.35	110.80
Philadelphia Semiconductor	100.00	109.07	105.63	95.67	57.91	96.21

Item 6. —  Selected Financial Data

Standard Microsystems Corporation and Subsidiaries
SELECTED FINANCIAL DATA

As of February 28 or 29, and for the Fiscal Years Then Ended	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Operating Results
Product sales	$307,068	$316,383	$365,671	$359,010	$308,345
Intellectual property revenues	710	9,113	12,178	11,584	10,773
Total sales and revenues	307,778	325,496	377,849	370,594	319,118
Costs of goods sold	154,855	163,861	186,024	198,197	176,598
Gross profit	152,923	161,635	191,825	172,397	142,520
Research and development	77,702	74,169	71,660	66,585	58,274
Selling, general and administrative	85,066	88,123	82,517	75,485	70,675
Restructuring charges	2,123	5,197	—	—	—
Impairment of goodwill	—	52,300	—	—	—
In-process research and development	—	—	—	—	895
Settlement charge	2,019	—	—	—	—
Operating (loss) income	(13,987)	(58,154)	37,648	30,327	12,676
Other income, net	304	7,556	5,690	4,950	3,866
Net (loss) income	$(7,978)	$(49,409)	$32,906	$27,015	$12,030
Diluted net (loss) income per share
Net (loss) income	$(0.36)	$(2.22)	$1.39	$1.16	$0.55
Diluted weighted average common shares outstanding	22,133	22,232	23,623	23,259	21,998
Balance Sheet and Other Data
Cash, cash equivalents and short-term investments	$139,641	$97,156	$61,641	$160,023	$155,033
Long-term investments	$42,957	$69,223	$124,469	$—	$—
Working capital	$171,337	$145,886	$118,849	$212,226	$172,710
Total assets	$482,447	$429,686	$539,476	$493,639	$449,694
Long-term obligations	$22,944	$15,625	$15,992	$16,850	$17,330
Shareholders’ equity	$361,888	$348,808	$436,089	$391,942	$333,969
Book value per common share	$16.16	$15.91	$19.14	$17.14	$15.18
Capital expenditures	$8,616	$17,883	$13,263	$26,995	$23,750
Depreciation and amortization	$25,354	$22,346	$20,370	$19,316	$16,654

This selected financial data should be read in conjunction with the financial statements as set forth in Part IV Item 15(a)(1) —  Financial Statements and Part II. Item 7. —  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The operating results presented above reflect:

•
A credit to costs of goods sold of approximately $1.0 million recorded in the fourth quarter of fiscal 2010 for the reduction of accounts payable related to inventory received not invoiced to correct an error from prior periods, as more fully described in Part IV Item 15 (a)(1) — Financial Statements — Note 2.

•
A charge of $2.0 million in settlement of the OPTi, Inc. patent infringement lawsuit against the Company recognized in fiscal 2010, as more fully described in Part IV Item 15(a)(1) — Financial Statements — Note 16.

•	The Company’s restructuring charges of $2.1 and $5.2 million in fiscal 2010 and 2009, respectively, as more fully described in Part IV Item 15(a)(1) — Financial Statements — Note 14.

•	The Company’s charge of $52.3 million in fiscal 2009 for the impairment of goodwill related to the OASIS acquisition, as more fully described in Part IV Item 15(a)(1) — Financial Statements — Note 6.

•
The receipts of  $9.0 million, $12.0 million, $11.3 million and $10.3 million of certain intellectual property payments in fiscal 2009, 2008, 2007 and 2006, respectively, as more fully described in Part IV Item 15(a)(1) — Financial Statements — Note 13.

•
Approximately $0.4 million (recorded in the fiscal quarter ended August 31, 2008) of stock-based compensation expense to correct an error relating to prior periods amending the method of amortization for deferred compensation relating to certain restricted stock awards (“RSAs”) granted between March 1, 2006 and May 31, 2008. In addition, the benefit from income taxes includes an additional $0.1 million in net benefit relating to adjustments of certain deferred tax balances (recorded in the fiscal quarter ended February 28, 2009).

•
For the twelve month period ended February 28, 2008, charges totaling $1.3 million in its consolidated income tax expense associated with the exercise of incentive stock options, and an additional $0.4 million (net of tax) related to unrealized foreign exchange losses associated with prior periods going back to the first quarter of fiscal 2007. The Company corrected these errors in its fiscal 2008 third quarter results, which had the effect of increasing consolidated income tax expense for the fiscal year ended February 29, 2008 by $1.4 million, increasing other expense by $0.5 million and decreasing consolidated net income by $1.5 million.

Item 7. —  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

GENERAL

The following discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes, included in Part IV Item 15(a)(1) —  Financial Statements , of this Annual Report on Form 10-K for the fiscal year ended February 28, 2010 (the “Report” or “10-K”).

Forward-Looking Statements

Portions of this Report may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs and assumptions, current expectations, estimates and projections. Such statements, including statements relating to the Company’s expectations for future financial performance, are not considered historical facts and are considered forward-looking statements under the federal securities laws. Words such as “believe,” “expect,” “anticipate” and similar expressions identify forward-looking statements. Risks and uncertainties may cause the Company’s actual future results to be materially different from those discussed in forward-looking statements. The Company’s risks and uncertainties include the timely development and market acceptance of new products; the impact of competitive products and pricing; the Company’s ability to procure capacity from suppliers and the timely performance of their obligations, commodity prices, interest rates and foreign exchange, potential investment losses as a result of market liquidity conditions, the effects of changing economic and political conditions in the market domestically and internationally and on its customers; relationships with and dependence on customers and growth rates in the personal computer, consumer electronics and embedded and automotive markets and within the Company’s sales channel; changes in customer order patterns, including order cancellations or reduced bookings; the effects of tariff, import and currency regulation; potential or actual litigation; and excess or obsolete inventory and variations in inventory valuation, among others. In addition, SMSC competes in the semiconductor industry, which has historically been characterized by intense competition, rapid technological change, cyclical market patterns, price erosion and periods of mismatched supply and demand.

The Company’s forward looking statements are qualified in their entirety by the inherent risks and uncertainties surrounding future expectations and may not reflect the potential impact of any future acquisitions, mergers or divestitures. All forward-looking statements speak only as of the date hereof and are based upon the information available to SMSC at this time. Such statements are subject to change, and the Company does not undertake to update such statements, except to the extent required under applicable law and regulation. These and other risks and uncertainties, including potential liability resulting from pending or future litigation, are detailed from time to time in the Company’s periodic and current reports as filed with the SEC. Readers are advised to review other sections of this Report, including Part I Item 1.A. —  Risk Factors , for a more complete discussion of these and other risks and uncertainties. Other cautionary statements and risks and uncertainties may also appear elsewhere in this Report.

Description of Business

SMSC designs and sells a wide range of silicon-based integrated circuits that utilize analog and mixed-signal technologies. The Company’s integrated circuits and systems provide a wide variety of signal processing attributes that are incorporated by its globally diverse customers into numerous end products in the Personal Computing (“PC”), Consumer Electronics, Industrial and Automotive markets. These products generally provide connectivity, networking, or input/output control solutions for a variety of high-speed communication, computer and related peripheral, consumer electronics, industrial control systems or automotive information applications. The market for these solutions is increasingly diverse, and the Company’s technologies are increasingly used in various combinations and in alternative applications. SMSC has operations in the United States, Canada, Germany, Bulgaria, Sweden, India, Japan, China, Korea, Singapore and Taiwan. Major engineering design centers are located in North America, Asia, Europe and India.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and SEC rules and regulations requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of sales and revenues and expenses during the reporting period.

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

Fair Value Measurements

In September 2006, the FASB issued a new standard for fair value measurement now codified as ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, management considers the principal or most advantageous market in which the Company would transact, and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

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

Stock-Based Compensation

The Company has several stock-based compensation plans in effect under which incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”) and stock appreciation rights (“SARs”) have been granted to employees and directors. Stock options and SARs are granted with exercise prices equal to the fair value of the underlying shares on the date of grant. New shares of common stock are issued in settling stock option exercises and restricted stock awards.

Subsequent to the adoption of guidance now codified as ASC 718, the Black-Scholes option pricing model is used for estimating the fair value of options and SARs granted and corresponding compensation expense to be recognized. The Black-Scholes model requires certain assumptions, judgments and estimates by the Company to determine fair value, including expected stock price volatility, risk-free interest rate and expected term. The Company based the expected volatility on historical volatility. Beginning in the first quarter of fiscal 2010, the expected term of each individual SARs award is assumed to be the midpoint of the remaining term through expiration as of any remeasurement date. Prior to that, the Company based expected term of SARs on an actuarial model. Share-based compensation amounts related to RSAs is calculated based on the market price of the Company’s common stock on the date of grant. There were no dividends expected to be paid on the Company’s common stock over the expected lives estimated.

Business Combinations

In accordance with ASC 805, the Company accounts for business combinations under the purchase method and allocates total purchase price for acquired businesses to the tangible and identified intangible assets acquired and liabilities assumed, based on estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair values assigned to tangible and identified intangible assets acquired and liabilities assumed are based on management estimates and assumptions that utilize established valuation techniques appropriate for the semiconductor industry and each acquired business. A liability for contingent consideration, if applicable, is recorded at fair value as of the acquisition date. In determining the fair value of such contingent consideration, management estimates the amount to be paid based on probable outcomes and expectations on financial performance of the related acquired business. The fair value of contingent consideration is reassessed quarterly, with any change in expected value charged to results of operations.

Investments in Equity Securities

The Company considers the guidance in ASC 325 and ASC 810 in determining the appropriate accounting treatment for investments in equity securities representing less than a controlling interest in the related entities. Such investments are carried at cost, unless facts and circumstances indicate that either (i) the Company has significant influence over the operations of the investment and therefore accounts for the investment under the equity method or (ii) consolidation of the related business is warranted, as may be the case if such were deemed to be a variable interest entity. The cost of such investments is reflected in the Investments in equity securities caption of the Company's consolidated Balance Sheets, and are periodically reviewed for indications of impairment in value. The cost basis of any investment for which potential indications of impairment exist that were deemed other than temporary would be reduced accordingly, with a charge to results of operations.

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

Valuation of Long-Lived Assets

Long-lived assets, including property, plant and equipment, and definite-lived intangible assets, are monitored and reviewed for impairment in value whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of the related asset and its eventual disposition. The estimated cash flows are based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to factors such as technological changes, economic conditions, and changes in the Company’s business model or operating performance. If at the time of such evaluation the sum of expected undiscounted cash flows (excluding interest) is below the carrying value, an impairment loss is recognized, which is measured as the amount by which the carrying value exceeds the fair value of the asset.Indefinite-lived intangible assets are also reviewed annually for potential impairment. As of February 28, 2010, the Company had $5.7 million of trademarks associated with its automotive reporting unit and $0.7 million of trade names associated with its wireless audio reporting unit which were evaluated and deemed recoverable as part of the assessment of related goodwill.

Goodwill is tested for impairment in value annually, as well as when events or circumstances indicate possible impairment in value. The Company performs an annual goodwill impairment review during the fourth quarter of each fiscal year. The Company completed its most recent annual goodwill impairment review during the fourth quarter of fiscal 2010. In accordance with ASC Topic 350, “ Intangibles — Goodwill and Other” (“ASC 350”), we compared the carrying value of each of our reporting units to their estimated fair value. For purposes of ASC 350 testing, the Company has three reporting units: the automotive reporting unit, the wireless audio reporting unit and the analog/mixed signal reporting unit. The automotive unit consists of those portions of the business that were acquired in the March 30, 2005 acquisition of OASIS including the infotainment networking technology known as Media Oriented Systems Transport (“MOST”) and the November 9, 2009 acquisition of K2L, a privately held company located in Pforzheim, Germany that specializes in software development and systems integration support services for automotive networking applications, including MOST®-based systems. The wireless audio unit consists of those portions of the business that were acquired in the February 16, 2010 acquisition of Kleer. The analog/mixed signal reporting unit is comprised of most other portions of the business.

The Company considered both the market and income approaches in determining the estimated fair value of the reporting units, specifically the market multiple methodology and discounted cash flow methodology. The market multiple methodology involved the utilization of various revenue and cash flow measures at appropriate risk-adjusted multiples. Multiples were determined through an analysis of certain publicly traded companies that were selected on the basis of operational and economic similarity with the business operations. Provided these companies meet these criteria, they can be considered comparable from an investment standpoint even if the exact business operations and/or characteristics of the entities are not the same. Revenue and EBITDA multiples were calculated for the comparable companies based on market data and published financial reports. A comparative analysis between the Company and the public companies deemed to be comparable formed the basis for the selection of appropriate risk-adjusted multiples for the Company. The comparative analysis incorporates both quantitative and qualitative risk factors which relate to, among other things, the nature of the industry in which the Company and other comparable companies are engaged. In the discounted cash flow methodology, long-term projections prepared by the Company were utilized. The cash flows projected were analyzed on a “debt-free” basis (before cash payments to equity and interest bearing debt investors) in order to develop an enterprise value. A provision, based on these projections, for the value of the Company at the end of the forecast period, or terminal value, was also made. The present value of the cash flows and the terminal value were determined using a risk-adjusted rate of return, or “discount rate.”

Upon completion of the fiscal 2010 assessment, it was determined that the estimated fair values of all reporting units exceeded their respective carrying value, therefore no impairment in value was identified.

In fiscal 2009 the Company recorded an impairment charge of $52.3 million relating to its automotive reporting unit, comprised principally of the portions of the business relating to the OASIS acquisition. The primary factors contributing to this impairment charge were: the economic downturn, which caused a decline in the automotive market; an increase in implied discount rate due to higher risk premiums; and, the decline in the Company’s market capitalization. Refer to Part IV Item 15(a)(i) —  Financial Statements  — Note 7 for additional information on the computation of the goodwill impairment charge.

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

The Company regularly evaluates the realizability of its deferred tax assets by assessing its taxable temporary differences, its historical results, its forecasts of future taxable income and reviewing available tax planning strategies that could be implemented to realize the deferred tax assets. At February 28, 2010, the Company had $46.1 million of deferred tax assets, a valuation allowance of $4.1 million and $11.6 million of deferred tax liabilities. The Company’s ability to utilize its deferred tax assets and the continuing need for related valuation allowances are monitored on an ongoing basis.

The Company applies ASC 740 in the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 requires that all tax positions be evaluated using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both.

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

Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC” and collectively, the “Codification” or “FASB Codification”) Topic 105, “ Generally Accepted Accounting Principles” , which establishes the Codification as the single authoritative source for U.S. GAAP. The Codification replaces all previous, separately issued accounting standards, pronouncements and other authoritative literature and guidance comprising U.S. GAAP. The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009 (SMSC’s fiscal quarter ending November 30, 2009). Accordingly, in the third quarter of fiscal 2010, the Company adopted the Codification, which has only impacted references made to accounting guidance and did not have any material impact on the Company’s consolidated financial statements. However, references to specific accounting standards in the accompanying notes to the Company’s consolidated financial statements have been changed to refer to the appropriate section of the Codification.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASU 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (i) vendor-specific objective evidence, or “VSOE”, or (ii) third-party evidence, or “TPE”, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for SMSC for revenue arrangements entered into or materially modified in the first quarter of fiscal year 2012. Early adoption is permitted. We are currently evaluating the impact that the adoption of these ASUs will have on our consolidated financial statements.

In January 2010, the FASB issued new standards in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standards also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding

Level 1 and 2 fair value measurements and clarification of existing disclosures are effective for SMSC beginning in the first quarter of fiscal 2011. The adoption of ASC 820 is not expected to have a material effect on our consolidated financial statements.

BUSINESS COMBINATIONS AND OTHER INVESTMENTS IN EQUITY SECURITIES

On February 16, 2010 SMSC acquired substantially all the assets and certain liabilities of Kleer, a designer of high quality, interoperable wireless audio technology addressing headphones and earphones, home audio/theater systems and speakers, portable audio/media players and automotive sound systems. This transaction brings a robust, high-quality audio and low-power radio frequency (RF) capability that will allow consumer and automotive OEMs to integrate wireless audio technology into portable audio devices and sound systems without compromising high-grade audio quality or battery life. Under terms of the asset purchase agreement, SMSC paid approximately $5.5 million in cash and additional cash payments of up to $2.0 million may occur upon achievement of certain performance goals. The results of Kleer’s operations subsequent to February 16, 2010 have been included in the Company’s consolidated results of operations.

On November 5, 2009, the Company completed the acquisition of 100 percent of the outstanding shares of K2L, a privately held company located in Pforzheim, Germany that specializes in software development and systems integration support services for automotive networking applications, including MOST®-based systems. This acquisition significantly expands SMSC’s automotive engineering capabilities by adding an assembled workforce of approximately 30 highly skilled engineers as well as other professionals, in close proximity to SMSC’s current automotive product design center in Karlsruhe, Germany. SMSC paid approximately $8.9 million to purchase K2L. Additional cash payments of up to €2.1million may occur upon achievement of certain performance goals. The results of K2L’s operations subsequent to November 5, 2009 have been included in the Company’s consolidated results of operations.

On October 13, 2009, SMSC made an initial equity investment of $0.7 million in Canesta, a privately held (venture capital supported) developer of three-dimensional motion sensing systems and devices. On October 15, 2009, SMSC paid an additional $1.3 million into escrow for second and third financing commitments for which it would receive additional equity shares and warrants. On January 26, 2010 the closing for the second financing commitment for $0.7 million took place, and on April 27, 2010 the closing for the third financing commitment for $0.6 million took place. In total, SMSC holds less than 5 percent of the total outstanding equity of Canesta on a fully diluted basis. The purchase of the equity shares has been accounted for as a cost-basis investment and is included in the Investments in equity securities caption on the Company’s consolidated balance sheet.

On August 6, 2009, SMSC made an initial equity investment of $4 million in Symwave, a privately held (venture capital supported) supplier of system solutions for SuperSpeed USB 3.0 devices. On October 9, 2009, SMSC made an additional $1.2 million equity investment in Symwave pursuant to the terms and conditions of the original share purchase agreement. The cumulative purchases of Symwave equity have been accounted for as a cost-basis investment and included in the Investments in equity securities caption on the Company’s consolidated balance sheet. SMSC holds approximately 14.0 percent of the total outstanding equity of Symwave on a fully diluted basis. The objective of this collaboration is to accelerate delivery of USB 3.0 solutions into mobile, consumer and computing segments. As part of the relationship, SMSC has obtained the right to acquire Symwave under certain conditions, and SMSC is represented on Symwave’s Board of Directors by its President and Chief Executive Officer.

On September 8, 2009, the Company completed its acquisition of certain assets and 100 percent of the outstanding shares of Tallika, a business with a team of approximately 50 highly skilled engineers located in design centers Phoenix, Arizona and Chennai, India, respectively. This team brings to SMSC a broad set of technical engineering capabilities, including software development experience and expertise, largely in a low-cost geography. The Tallika and SMSC teams have previously collaborated on various projects including transceiver development, chip design and pre-silicon verification. SMSC paid approximately $3.4 million to purchase Tallika. The results of Tallika’s operations subsequent to September 8, 2009 have been included in the Company’s consolidated results of operations.

On March 30, 2005, SMSC acquired 100 percent of the outstanding shares of OASIS SiliconSystems Holding AG, a leading provider of MOST technology, serving a top tier customer base of leading automakers and automotive suppliers. OASIS’ infotainment networking technology has been deployed by many European, Japanese and Asian luxury and mid-market car brands, including Audi, BMW, Daimler, Hyundai/Kia, Land Rover, Porsche, Saab, Toyota, Volvo and other vehicle manufacturers.

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

RESULTS OF OPERATIONS

Business Outlook

Our future results of operations and other matters comprising the subject of forward-looking statements contained in this Form 10-K, included within this MD&A, involve a number of risks and uncertainties — in particular, current economic uncertainty, including tight credit markets, as well as future economic conditions; our goals and strategies; new product introductions; plans to cultivate new businesses; divestitures or investments;

revenue; pricing; gross margin and costs; capital spending; depreciation; R&D expense levels; selling, general and administrative expense levels; potential impairment of investments; our effective tax rate; pending legal proceedings; and other operating parameters. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ materially from our expectations. See the risks described in Part I — Item 1.A. —  Risk Factors .

The Company believes the environment for semiconductor spending is improving.  We are currently seeing strong orders across all of the markets we serve, including a resumption in enterprise PC spending. SMSC’s results have improved since the height of the economic downturn, and we believe SMSC  is well positioned for growth in fiscal 2011 as macroeconomic conditions improve.

Fiscal Year Ended February 28, 2010 Compared to Fiscal Year Ended February 28, 2009

Overview

Net revenue, gross profit, operating loss, and net loss for fiscal 2010 and 2009 were as follows (in thousands) :

	2010	2009
Sales and revenues	$307,778	$325,496
Gross profit	$152,923	$161,635
Operating loss	$(13,987)	$(58,154)
Net loss	$(7,978)	$(49,409)

Sales and revenues for fiscal 2010 were $307.8 million, a decrease of $17.7 million or 5.4 percent from sales and revenues of $325.5 million in the prior fiscal year. Revenue for the year was down due to the downturn in global economic conditions beginning in the fourth quarter of fiscal 2009 and continuing into the first half of fiscal 2010. In addition, intellectual property revenue decreased by $9.0 million as intellectual property revenues from Intel Corporation of $3.0 million per quarter pursuant to this agreement ceased with receipt of the final payment in the third quarter of fiscal 2009. The Company maintained year-over-year revenue increases in both the third and fourth quarters of fiscal 2010 as PC and automotive sales improved in the second half of fiscal 2010.

The Company reported a gross profit of $152.9 million or 49.7 percent of sales and revenues in fiscal 2010, a decrease of $8.7 million, compared to gross profit of $161.6 million, or 49.7 percent of sales and revenues in fiscal 2009. Gross profit as a percentage of sales and revenues remained flat in the current fiscal year compared to the prior fiscal year, as the Company gained the benefit of significant reductions in supply chain costs. This was offset by significant unabsorbed manufacturing costs due to lower sales volumes in the first half of the year, start-up costs associated with the outsourcing of a significant portion of product test activities during the year and the decrease in intellectual property revenues as noted above.

An operating loss of $14.0 million was generated in fiscal 2010 compared to operating loss of $58.2 million in the prior fiscal year. The significant decrease in operating loss was primarily attributable to significant one-time charges in the prior year, including a goodwill impairment charge of $52.3 million and a restructuring charge of $5.2 million, partially offset by the reduction in intellectual property revenues of $9.0 million compared to the prior fiscal year, as noted above, as well as settlement charges of $2.0 million and restructuring charges of $2.1 million in fiscal 2010.

Net loss for fiscal 2010 was $8.0 million, compared to net loss of $49.4 million for the prior fiscal year. This significant decrease was primarily due to the factors mentioned above, as well as the significant decrease in interest income and other income compared to the prior fiscal year.  Interest income decreased from $5.1 million in fiscal 2009 to $1.0 million in fiscal 2010.  This is primarily the result of a decrease in the Company’s overall investment in auction rate securities, as well as lower market interest rates as compared to the prior fiscal year.  Other income, net decreased from income of $2.7 million in fiscal 2009 to an expense of $0.5 million in fiscal 2010, mainly driven by foreign exchanges gains and losses.  The Company took action in the fourth quarter of fiscal 2009 to minimize the impact of such fluctuations in fiscal 2010 going forward, primarily limiting the amount of net U.S. dollar monetary assets held by its foreign affiliates.

Sales and Revenues

The Company’s sales and revenues for fiscal 2010 were $307.8 million, consisting of $307.1 million of product sales and $0.7 million of intellectual property revenues, compared to fiscal 2009 sales and revenues of $325.5 million, consisting of $316.4 million of product sales and $9.1 million of intellectual property revenues. The decrease of $17.7 million or 5.4 percent overall was primarily due to substantial decreases in shipping volumes, particularly in the commercial PC, industrial and automotive markets as a result of the global economic downturn beginning in the fourth quarter of fiscal 2009 and continuing into the first half of fiscal 2010, as well as the reduction in intellectual property revenues from Intel Corporation of $9.0 million for the year, as noted above.

Sales and revenues by country for fiscal years 2010 and 2009 were as follows (in thousands):

	Fiscal
	2010	2009
China	$82,593	$65,187
Taiwan	75,548	94,163
Japan	47,055	50,963
United States	21,665	28,791
Germany	20,852	28,215
Other	60,065	58,177
	$307,778	$325,496

Product sales to electronic component distributors and original design manufacturers (“ODMs”) were reflected in the table above based on the country of their respective operations; the geographic locations of end customers may differ.

Intellectual property revenues received from Intel were included within the United States.

The Company expects international shipments to Asia to continue to represent a significant portion of its sales and revenues for the foreseeable future. A significant portion of the world’s high technology manufacturing and assembly activity occurs in Asia, where many of the Company’s significant customers conduct business.

Gross Profit

Costs of goods sold include: the purchase cost of finished silicon wafers manufactured by independent foundries (including mask and tooling costs); costs of assembly, packaging and mechanical and electrical testing; manufacturing overhead; quality assurance and other support overhead (including costs of personnel and equipment associated with manufacturing support); royalties paid to developers of intellectual property incorporated into the Company’s products; amortization of intangible assets relating to acquired technologies; and adjustments for excess, slow-moving or obsolete inventories. Gross profit reflects net product sales and intellectual property revenues, net of costs of goods sold as outlined above.

The Company reported a gross profit of $152.9 million or 49.7 percent of sales and revenues in fiscal 2010, a decrease of $8.7 million, compared to gross profit of $161.6 million, or 49.7 percent of sales and revenues in fiscal 2009. Gross profit as a percentage of sales and revenues remained flat in the current fiscal year compared to the prior fiscal year. The Company gained the benefit of significant reductions in supply chain costs, which offset significant unabsorbed manufacturing costs due to lower sales volumes in the first half of the year and the reduction of $9.0 million in intellectual property revenues previously explained above. Additionally, gross profit in the current fiscal year was impacted by a charge to costs of goods sold of $3.9 million for accelerated depreciation on test equipment associated with the transition of test center operations to Taiwan, partially offset by a credit of $1.0 million for the reduction of accounts payable related to an unreconciled amount within inventory received not invoiced to correct a cumulative error from prior periods.

The Company routinely assesses its stock positions and evaluates for potential defective, excess or obsolete inventory. Lower of cost or market adjustments are also made as required. In fiscal 2010, the Company recorded approximately $2.5 million of net inventory provisions, as compared with $3.5 million in fiscal 2009. The decrease in net inventory provisions was primarily attributable to an overall decrease in inventory positions due to active management of inventory levels throughout the fiscal year and tighter supply chain management.

Expenses of $1.6 million relating to stock-based compensation pursuant to ASC Topic 718, “Compensation — Stock Compensation ”(“ASC 718”) are included in current year costs of goods sold, compared to $1.2 million in the prior year.

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

The Company intends to continue its efforts to develop innovative new products and technologies, and believes that an ongoing commitment to R&D is essential in order to maintain product leadership and compete effectively. Therefore, the Company expects to continue to make significant R&D investments in the future. Recent acquisitions (Tallika, K2L and Kleer, as previously described) have added additional engineering talent and capabilities.

R&D expenses were $77.7 million and $74.2 million in fiscal 2010 and fiscal 2009, respectively, growing from approximately 22.8 percent to 25.2 percent of sales and revenues. Increases in headcount and compensation costs associated with the acquisition of Tallika, which added approximately 50 engineers to the Company, several new investments in design automation tools and intellectual property to be used for new product development, as well as the increase in stock based compensation charges pursuant to ASC 718 accounted for most of the increase for the period. Net charges of $4.6 million relating to stock-based compensation pursuant to ASC 718 are included in the current year, compared to $3.6 million in charges related to stock-based compensation in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of sales, marketing, finance (including compliance costs), information technology, legal, human resources management and other executive and administrative costs. SG&A expenses were $85.1 million, or approximately 27.6 percent of sales and revenues, for fiscal 2010, compared to $88.1 million, or approximately 27.1 percent of sales and revenues, for fiscal 2009. SG&A expenses decreased $3.0 million, primarily due to decreased headcount and other infrastructure costs including executive transition costs related to the replacement of both  the Chief Executive Officer and Chief Financial Officer in the prior financial year, partially offset by an increase in stock based compensation charges. Net charges of $9.8 million relating to stock-based compensation pursuant to ASC 718 are included in the current year, compared to $7.9 million in charges related to stock-based compensation in the prior year.

Restructuring Charges

Restructuring charges of $2.1 million were incurred in fiscal 2010, primarily relating to a restructuring plan initiated in the second quarter of fiscal 2010 in connection with the transition of test center operations to Taiwan, primarily for stay bonus and severance obligations for certain Hauppauge test center employees. In addition, the Company initiated a restructuring plan in the fourth quarter of fiscal 2010 for severance and termination benefits for 5 full-time employees.

 In the fourth quarter of fiscal 2009, the Company initiated a restructuring plan that included a supplemental voluntary retirement program and involuntary separations that resulted in approximately a ten percent reduction in employee headcount and expenses worldwide. This action resulted in a charge of $5.2 million for severance and termination benefits for 88 full-time employees in the fourth quarter of fiscal 2009. An additional $0.2 million was incurred in the first three months of fiscal 2010 relating to this restructuring plan, which is included in the $2.1 million charge for fiscal 2010 as noted above.

Impairment of Goodwill

In accordance with the provisions of ASC Topic 350, “Intangibles – Goodwill and Other” (ASC 350”), goodwill is not amortized, but is tested for impairment in value annually, as well as when events or circumstances might indicate possible impairment in value. The Company performs an annual goodwill impairment test during the fourth quarter of each fiscal year, and recently concluded that the carrying amount of goodwill associated with all of its reporting units was not impaired in fiscal 2010.

 In fiscal 2009 the carrying amount of goodwill associated with its automotive reporting unit was impaired by $52.3 million. The impairment charge was determined by comparing the carrying value of goodwill assigned to the reporting unit with the fair value of the reporting unit. The Company considered both the market and income approaches in determining both the fair value of the reporting unit and the implied fair value of the goodwill, which required estimates of future operating results and cash flows of the reporting unit discounted using a risk adjusted discount rate of return, or “discount rate.” The estimates of future operating results and cash flows were principally derived from an updated long-term financial forecast.

Settlement Charge

A charge of $2.0 million in settlement of the OPTi, Inc. patent infringement lawsuit against the Company was recognized in fiscal 2010.  Refer to Part IV Item 15(a)(i) —  Financial Statements  — Note 16 — Commitments and Contingencies for additional information relating to the OPTi, Inc. matter.

Interest and Other (Expense) Income

The decrease in interest income, from $5.1 million in fiscal 2009 to $1.0 million in fiscal 2010, is primarily the result of a decrease in the Company’s overall investment in auction rate securities, as the Company continues to liquidate its positions as opportunities arise in response to market conditions and an overall reduction in interest rates. The Company is currently investing in money market funds, and certain high quality fixed income securities with a double AA rating or better and ample market liquidity.

Interest expense was $0.3 and $0.2 million in fiscal 2009 and fiscal 2010. The decrease in other income in fiscal 2010 was due primarily to the decline in foreign exchange rate gains on U.S. dollar transactions of SMSC Europe. The Company reported foreign currency losses of $0.6 million in fiscal 2010, compared to exchange gains of $2.5 million in fiscal 2009. The Company has taken action in the fourth quarter of fiscal 2009 to minimize the impact of such fluctuations, primarily limiting the amount of U.S. dollar monetary assets held by SMSC Europe.

Provision for Income Taxes

The Company’s effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses, and the impact of tax-exempt income and various income tax credits.

The benefit from income taxes for fiscal 2010 was $5.7 million, or an effective income tax rate of 41.7 percent against a $13.7 million of losses before income taxes. This benefit included the impact of $1.3 million from income tax credits and incentives, $0.2 million from tax exempt income, a $0.9 million increment from differences between foreign and U.S. income tax rates, and a reversal of unrecognized tax benefits of $1.0 million.

The benefit from income taxes for fiscal 2009 was $1.2 million, or an effective income tax rate of 2.4 percent against $50.6 million of losses before income taxes. This benefit included the impact of $1.9 million from income tax credits (including $0.5 million relating to U.S. federal research and development credits attributable to the prior fiscal year), $1.3 million from tax exempt income, a $0.3 million increment from differences between foreign and U.S. income tax rates, and a reversal of unrecognized tax benefits of $0.5 million. The goodwill impairment charge of $52.3 million is not deductible for tax purposes. Therefore, no book tax benefit was recorded in connection with this charge.

 The provisions for income taxes from continuing operations have not been reduced for approximately $1.6 million and $0.6 million of tax benefits in fiscal 2010 and 2009, respectively, derived from activity in stock-based compensation plans. These tax benefits have been credited to additional paid-in capital.

The Company adopted revised guidance on accounting for uncertain income tax positions, now codified as part of ASC 740, on March 1, 2007 (beginning of fiscal 2008). As a result of the adoption of this accounting pronouncement, the Company recognized $1.5 million of previously unrecognized tax benefits, which was accounted for as an increase to the opening balance of retained earnings.

Fiscal Year Ended February 28, 2009 Compared to Fiscal Year Ended February 28, 2008

Overview

Net revenue, gross profit, operating (loss) income, and net (loss) income for fiscal 2009 and 2008 were as follows (in thousands) :

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

Sales and revenues by country for fiscal years 2009 and 2008 were as follows ( in thousands ):

	Fiscal
	2009	2008
Taiwan	$94,163	$103,661
China	65,187	94,200
Japan	50,963	52,132
United States	28,791	34,531
Germany	28,215	35,650
Other	58,177	57,675
	$325,496	$377,849

Gross Profit

The Company reported a gross profit of $161.6 million or 49.7 percent of sales and revenues in fiscal 2009, a decrease of $30.1 million, compared to gross profit of $191.8 million, or 50.8 percent of sales and revenues in fiscal 2008. The decrease in gross profit as a percentage of sales and revenues in the current fiscal year compared to the prior fiscal year was primarily due to a significant increase in unabsorbed manufacturing overhead costs, as the Company adjusted production levels downward in response to demand and to reduce its own inventory levels.

Additionally, gross profit was impacted by the decrease in intellectual property revenues of $3 million in the fourth quarter of fiscal 2009, as Intel payments ceased with receipt of the final payment in the third quarter.

Research and Development Expenses

R&D expenses were $74.2 million and $71.7 million in fiscal 2009 and fiscal 2008, respectively, growing from approximately 19.0 percent to 22.8 percent of sales and revenues. Expenses rose $2.5 million, due to increased investment in new product development and employee costs partially offset by a reduction in stock-based compensation pursuant to ASC 718, which decreased from $6.7 million in fiscal 2008 to $3.6 million in fiscal 2009.

Selling, General and Administrative Expenses

SG&A expenses were $88.1 million, or approximately 27.1 percent of sales and revenues, for fiscal 2009, compared to $82.5 million, or approximately 21.8 percent of sales and revenues, for fiscal 2008. SG&A expenses increased $5.7 million, primarily due to increased headcount and other infrastructure costs and executive transition costs related to the replacement of both the Chief Executive Officer and Chief Financial Officer. Net charges of $7.9 million relating to stock-based compensation pursuant to ASC 718 are included in the current year, compared to $7.0 million in charges related to stock-based compensation in the prior year.

Restructuring Charges

In the fourth quarter of fiscal 2009, the Company announced a restructuring plan that included a supplemental voluntary retirement program and involuntary separations that would result in approximately a ten percent reduction in employee headcount and expenses worldwide. This action resulted in a charge of $5.2 million for severance and termination benefits for 88 full-time employees. An additional $0.2 million was recorded in the first quarter of fiscal 2010 for two full-time employees who elected to accept voluntary retirement benefits subsequent to February 28, 2009.

Impairment of Goodwill

In accordance with ASC Topic 350, “ Intangibles — Goodwill and Other” (“ASC 350”), goodwill is not amortized, but is tested for impairment in value annually, as well as when events or circumstances might indicate possible impairment in value. The Company performs an annual goodwill impairment test during the fourth quarter of each fiscal year, and in fiscal 2009 concluded that the carrying amount of goodwill associated with its automotive reporting unit was impaired by approximately $52.3 million. The impairment charge was determined by comparing the carrying value of goodwill assigned to the reporting unit with the fair value of the reporting unit. The Company considered both the market and income approaches in determining both the fair value of the reporting unit and the implied fair value of the goodwill, which required estimates of future operating results and cash flows of the reporting unit discounted using a risk adjusted discount rate of return, or “discount rate.” The estimates of future operating results and cash flows were principally derived from an updated long-term financial forecast.

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

Provision for Income Taxes

The benefit from income taxes for fiscal 2009 was $1.2 million, or an effective income tax rate of 2.4 percent against a $50.6 million of losses before income taxes. This benefit included the impact of $1.9 million from income tax credits (including $0.5 million relating to U.S. federal research and development credits attributable to the prior fiscal year), $1.3 million from tax exempt income, a $0.3 million increment from differences between foreign and U.S. income tax rates, and a reversal of unrecognized tax benefits of $0.5 million. The goodwill impairment charge of $52.3 million is not deductible for tax purposes. Therefore, no book tax benefit was recorded in connection with this charge.

The provision for income taxes for fiscal 2008 was $10.4 million, or an effective income tax rate of 24.1 percent against $43.3 million of income before income taxes. This provision included the impact of $2.1 million from income tax credits and incentives, $2.3 million from tax exempt income, a $2.0 million benefit from differences between foreign and U.S. income tax rates, a reversal of unrecognized tax benefits of $1.1 million and an adjustment to correct an error to prior years taxes for stock options of $1.2 million.

The provisions for income taxes from continuing operations have not been reduced for approximately $0.6 million and $6.4 million of tax benefits in fiscal 2009 and 2008, respectively, derived from activity in stock-based compensation plans. These tax benefits have been credited to additional paid-in capital.

The Company adopted revised guidance on accounting for uncertain tax positions, now codified as part of ASC 740 on March 1, 2007 (beginning of fiscal 2008). As a result of the adoption of this accounting pronouncement, the Company recognized $1.5 million of previously unrecognized tax benefits, which was accounted for as an increase to the opening balance of retained earnings.

LIQUIDITY & CAPITAL RESOURCES

The Company currently finances its operations through a combination of existing working capital resources and cash generated by operations. The Company had no bank debt during fiscal 2010, 2009 or 2008.

The Company’s cash, cash equivalents, short-term and long-term investments (including investments in auction rate securities with maturities in excess of one year) were $182.6 million at February 28, 2010, compared to $166.4 million at February 28, 2009. Cash flows from operations of $40.0 million, offset by $19.5 million in strategic business and equity investments and $8.6 million in capital expenditures contributed to this increase. There were $30.5 million of investments classified as short-term investments as of February 28, 2010, with none so classified as of February 28, 2009.

Operating activities generated $40.0 million of cash during fiscal 2010, compared to $35.9 million of cash generated in fiscal 2009. The increase in operating cash flows reflects the impact of a significant decrease in operating losses in fiscal 2010. Accounts receivable and accounts payable increased, commensurate with the increase in revenues in the fourth quarter over the prior fiscal year’s fourth quarter, offset by a decrease in inventories related to the Company’s ongoing efforts at reducing inventory levels. In addition, the Company paid out $5.8 million in severance and related costs incurred as part of the restructuring plans initiated in the second quarter and fourth quarter of fiscal 2010 and the fourth quarter of fiscal 2009 and received federal, state and foreign tax refunds of $5.3 million in fiscal 2010.

Investing activities used $30.1 million of cash during fiscal 2010, primarily as a result of $19.5 million in strategic business and equity investments, $8.6 million in capital expenditures and $1.2 million in purchases of technology licenses. In addition, the Company redeemed $29.8 million in auction rate securities, offset by $30.5 million in purchases of new, investment grade commercial paper classified as short-term investments. Capital expenditures decreased in fiscal 2010 as compared to the prior fiscal year due primarily to the impact of corporate cost saving initiatives, as well as the completion of expenditures related to test equipment for our Hauppauge test facility in fiscal 2009, which accounted for a significant portion of the capital expenditures in the prior fiscal year.

Net cash generated by financing activities was $0.4 million during fiscal 2010 consisted primarily of $4.2 million of proceeds from exercises of stock options and $0.1 million in excess tax benefit from stock-based compensation , partially offset by $4.0 million of payments under supplier financing arrangements. Financing activities used $28.5 million of cash during fiscal 2009, including $28.5 million of stock repurchases and $3.4 million of payments under supplier financing arrangements, partially offset by $3.0 million of proceeds from exercises of stock options and $0.4 million of excess tax benefits from stock-based compensation.

Working capital increased $25.5 million, or 17.5 percent, to $171.3 million in fiscal 2010 primarily due to the liquidation of $29.8 million in auction rate securities in connection with issuer calls and positive operating cash flows of $40.0 million, partially offset by $19.5 million in strategic business and equity investments, $8.6 million in capital expenditures, and $1.2 million in purchases of technology licenses.

In addition, the Company also made non-cash capital investments of $12.7 million in fiscal 2010 for advanced design tools acquired under long-term supplier financing arrangements (typically 3 years). The Company acquired $1.2 million of advanced design tools during fiscal 2009 under similar agreements, for which the vendors also provided extended payment terms. Payments under these agreements are reported within cash flows from financing activities on the consolidated statements of cash flows.

The Company made cash payments for U.S. Federal and state and foreign income taxes of $3.3 million and $6.0 million in fiscal 2010 and fiscal 2009, respectively.

The Company incurred approximately $2.6 million in foreign net operating losses as of the end of fiscal year 2010 which will be carried forward and utilized in subsequent years.

In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional one million shares, for a total of up to five million shares authorized under the common stock repurchase program first initiated in October 1998. Shares may be repurchased by the Company on the open market or in private transactions. During fiscal 2009 the Company repurchased 1,084,089 shares of treasury stock at an aggregate cost of $28.5 million. Through February 28, 2010 (inclusive), the Company has repurchased a total of 4,495,084 shares at an aggregate cost of $101.2 million. The Company did not repurchase any shares in fiscal 2010.

The Company may consider utilizing cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

The company has considered in the past, and will continue to consider various possible transactions to secure necessary foundry manufacturing capacity including equity investment in prepayment to or deposits with foundries in exchange for guaranteed capacity or other arrangements which address the Company’s manufacturing requirements.

The Company expects that its cash, cash equivalents and cash flows from operations will be sufficient to finance the Company’s operating and capital requirements through the end of fiscal 2011 and for the foreseeable future.

Fair Value of Financial Instruments

The assessment of fair value for our financial instruments is based on the provisions of ASC Topic 820, “ Fair Value Measurements and Disclosures ” (“ASC 820”), which defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. When values are determined using inputs that are both unobservable and significant to the values of the instruments being measured, the Company classifies those instruments as Level 3 under the ASC 820 hierarchy. A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

As of February 28, 2010, the Company held approximately $162.2 million in financial instruments measured at fair value within the three levels of the ASC 820 fair value hierarchy, including investments, equity securities, cash surrender value of life insurance policies and cash equivalents. The Company classified $42.9 million of investments in auction rate securities (net of $3.6 million in gross unrealized losses) as Level 3 under the ASC 820 hierarchy (26 percent of financial instruments measured at fair value). Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of February 28, 2010, 100 percent of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies, mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1.

Historically, the carrying value (par value) of the auction rate securities approximated fair market value due to the frequent resetting of variable interest rates. Beginning in February 2008, however, the auctions for auction rate securities began to fail and were largely unsuccessful. As a result, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. The types of auction rate securities generally held by the Company had historically traded at par and are callable at par at the option of the issuer.

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

As a result, as of February 28, 2010, the Company recorded an estimated cumulative unrealized loss of $3.6 million  related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income (loss) within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100 percent of the principal and accrued interest from the issuer. Further, the auction rate securities held by the Company are AAA rated. The Company continues to liquidate investments in auction rate securities as opportunities arise. In fiscal 2010 and 2009, $29.8 million and $48.2 million in auction rate securities were liquidated at par in connection with issuer calls, respectively.

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual payment obligations and purchase commitments as of February 28, 2010 were as follows ( in thousands) :

	Payment Obligations by Period
	Total	Within 1 Year	Between 1 and 3 Years	Between 3 and 5 Years	Thereafter	Other (See Below)
Operating leases	$25,513	$4,510	$8,129	$4,221	$8,653	$—
Other obligations	13,425	5,168	8,035	222	—	—
Reserve for uncertain tax positions	4,564	—	—	—	—	4,564
Inventory and other purchase commitments	7,761	7,761	—	—	—	—
Total	$51,263	$17,439	$16,164	$4,443	$8,653	$4,564

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

In addition, given the inherent uncertainty regarding the possible amount and timing of future payments (if any) relating to uncertain tax positions, the Company has not made any assumptions regarding payment obligations by period in the table above for amounts accrued as of February 28, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

As of February 28, 2010, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of February 28, 2010, the Company’s $43.0 million of long-term investments consisted primarily of investments in U.S. government agency backed AAA rated auction rate securities. From time to time, the Company has also held investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that until recently had been reset every 90 days or less at auction, at which time the securities could also typically be repurchased or sold.

In February 2008, the Company began to experience failed auctions on some of its auction rate securities Based on the failure rate of these auctions, the frequency and extent of the failures, and due to the lack of liquidity in the current market for the auction rate securities, the Company determined that the estimated fair value of the auction rate securities no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of these investments as of February 28, 2010, and recorded an unrealized loss of $3.6 million, (net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income within shareholders’ equity on the consolidated balance sheet.

Assuming all other assumptions disclosed in Part IV — Item 15(a)(1) — Financial Statements — Note 2 of this Report, being equal, an increase or decrease in the liquidity risk premium (i.e. the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the auction rate securities by approximately $1.1 million. In addition, an increase or decrease in interest rates of 100 basis points would decrease interest income of $1.0 million to a negligible amount or increase interest income by $1.8 million.

Equity Price Risk  — The Company is not exposed to any significant equity price risks at February 28, 2010.

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

The Company’s most significant foreign subsidiaries, SMSC Japan and SMSC Europe, purchase a significant amount of their products for resale in U.S. dollars, and from time to time have entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. Gains or losses on these contracts are intended to offset the gains or losses recorded for statutory and U.S. GAAP purposes from the remeasurement of certain assets and liabilities from U.S. dollars into local currencies. No such contracts were executed during fiscal 2010, and there are no obligations under any such contracts as of February 28, 2010. However, the Company has purchased currencies from time to time throughout the current fiscal year in anticipation of more significant foreign currency transactions, in order to optimize effective rates associated with those settlements.

Operating activities in Europe include transactions conducted in both euros and U.S. dollars. The euro has been designated as SMSC Europe’s functional currency for its European operations. Losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into euros were $0.2 in fiscal 2010, compared with gains of $2.3 million in fiscal 2009. The Company took action in the fourth quarter of fiscal 2009 to minimize the impact of such fluctuations in fiscal 2010 going forward, primarily by limiting the amount of U.S. dollar monetary assets held by SMSC Europe and SMSC Japan. Losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into Yen for fiscal 2010 were $0.4 million compared with loss of $0.2 million in fiscal 2009.

Commodity Price Risk  — The Company routinely uses precious metals in the manufacturing of its products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect pricing of such commodities. In the latter part of fiscal 2008, particularly in the fourth quarter, and in fiscal 2010, the price of gold increased precipitously, and certain of our supply chain partners began and continue to assess surcharges to compensate for the resultant increase in manufacturing costs. The Company is engaged in a project to replace gold with copper in certain of its parts to reduce this exposure. While the Company continues to attempt to mitigate the risk of similar increases in commodities-related costs, there can be no assurance that the Company will be able to successfully safeguard against potential short-term and long-term commodities price fluctuations.

Item 8. —  Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are set forth in Part IV Item 15(a)(1) — Financial Statements , of this Report.

Item 9. —  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9.A. —  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2010. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Disclosure controls and procedures include controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Form 10-K, are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to SMSC and its consolidated subsidiaries is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of its internal controls over financial reporting as of February 28, 2010 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its report entitled Internal Control — Integrated Framework. Based upon this assessment, management has concluded that, as of February 28, 2010, the Company’s internal controls over financial reporting are effective based on those criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the consolidated financial statements and financial statement schedule included in this annual report, has also audited the effectiveness of the Company’s internal control over financial reporting as of February 28, 2010, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

 Item 9.B. —  Other Information

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s 2009 Proxy Statement relating to the annual meeting of stockholders to be held in 2010, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

The information concerning the Company’s code of ethics as required by Part III of this Report is incorporated herein by reference to the section entitled “Code of Business Conduct and Ethics” appearing in the 2010 Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MICROSYSTEMS CORPORATION (Registrant)
By:
/s/ KRIS SENNESAEL

Kris Sennesael
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ CHRISTINE KING	President and Chief Executive Officer	April 28, 2010
Christine King	(Principal Executive Officer) and Director

/s/ JOSEPH S. DURKO	Vice President, Corporate Controller and Chief Accounting Officer	April 28, 2010
Joseph S. Durko	(Principal Accounting Officer)

/s/ STEVEN J. BILODEAU	Chairman of the Board of Directors	April 28, 2010
Steven J. Bilodeau

/s/ ANDREW M. CAGGIA	Director	April 28, 2010
Andrew M. Caggia

/s/ TIMOTHY P. CRAIG	Director	April 28, 2010
Timothy P. Craig

/s/ JAMES A. DONAHUE	Director	April 28, 2010
James A. Donahue

/s/ PETER F. DICKS	Director	April 28, 2010
Peter F. Dicks

/s/ IVAN T. FRISCH	Director	April 28, 2010
Ivan T. Frisch

/s/ KENNETH KIN	Director	April 28, 2010
Kenneth Kin

/s/ STEPHEN C. MCCLUSKI	Director	April 28, 2010
Stephen C. McCluski

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

(a)(3)	Exhibits:
	Index to Exhibits	94

Exhibits, which are listed on the Index to Exhibits, are filed as part of this report and such Index to Exhibits is incorporated by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Standard Microsystems Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Standard Microsystems Corporation and its subsidiaries at February 28, 2010 and February 28, 2009, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
April 28, 2010

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of February 28,	2010	2009
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$109,141	$97,156
Short-term investments	30,500	—
Accounts receivable, net of allowance for doubtful accounts of $464 and $438 at February 28, 2010 and 2009, respectively	47,972	26,799
Inventories	44,374	53,413
Deferred income taxes, net	23,278	14,155
Other current assets	6,613	13,658
Total current assets	261,878	205,181
Property, plant and equipment, net	66,802	65,635
Goodwill	54,414	44,321
Intangible assets, net	30,495	27,413
Long-term investments, net	42,957	69,223
Investments in equity securities	7,238	—
Deferred income taxes, net	11,364	14,123
Other assets	4,188	3,790
TOTAL ASSETS	$479,336	$429,686
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,992	$12,881
Deferred income from distribution	16,125	11,278
Accrued expenses, income taxes and other liabilities	48,424	35,136
Total current liabilities	90,541	59,295
Deferred income taxes	3,963	5,958
Other liabilities	22,944	15,625
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, authorized 1,000 shares, none issued	—	—
Common stock, $0.10 par value, authorized 85,000 shares, issued 26,883 and 26,416 shares, and outstanding 22,388 and 21,921 shares, as of February 28, 2010 and 2009, respectively	2,688	2,642
Additional paid-in capital	340,959	325,596
Retained earnings	116,664	124,642
Treasury stock, 4,495 shares as of February 28, 2010 and 2009, at cost	(101,199)	(101,199)
Accumulated other comprehensive income (loss)	2,776	(2,873)
Total shareholders’ equity	361,888	348,808
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$479,336	$429,686

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Years Ended February 28, 28 and 29,	2010	2009	2008
	(in thousands, except per share data)
Product sales	$307,068	$316,383	$365,671
Intellectual property and other revenues	710	9,113	12,178
Sales and revenues	307,778	325,496	377,849
Costs of goods sold	154,855	163,861	186,024
Gross profit on sales and revenues	152,923	161,635	191,825
Operating expenses:
Research and development	77,702	74,169	71,660
Selling, general and administrative	85,066	88,123	82,517
Restructuring charges	2,123	5,197	—
Impairment of goodwill	—	52,300	—
Settlement charge	2,019	—	—
(Loss) income from operations	(13,987)	(58,154)	37,648
Interest income	981	5,119	7,499
Interest expense	(163)	(251)	(315)
Other (expense) income, net	(514)	2,688	(1,494)
(Loss) income before income taxes	(13,683)	(50,598)	43,338
(Benefit from) provision for income taxes	(5,705)	(1,189)	10,432
Net (loss) income	$(7,978)	$(49,409)	$32,906
Net (loss) income per share:
Basic	$(0.36)	$(2.22)	$1.43
Diluted	$(0.36)	$(2.22)	$1.39

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income
	Shares	Amount			Shares	Amount		Total

Balance at February 28, 2007	25,113	$2,511	$276,701	$139,657	(2,245)	$(32,038)	$5,111	$391,942
Comprehensive income:
Net income	—	—	—	32,906	—	—	—	32,906
Other comprehensive income
Change in pension liability	—	—	—	—	—	—	651	651
Change in unrealized loss on investments	—	—	—	—	—	—	8	8
Foreign currency translation adjustment	—	—	—	—	—	—	13,802	13,802
Total other comprehensive income								14,461
Total comprehensive income								47,367
Cumulative-effect adjustments on the adoption of ASC 740	—	—	—	1,488	—	—	—	1,488
Stock options exercised	1,006	101	18,280	—	—	—	—	18,381
Excess tax benefit from employee stock plans	—	—	7,165	—	—	—	—	7,165
Stock-based compensation	74	7	10,353	—	—	—	—	10,360
Purchases of treasury stock	—	—	—	—	(1,166)	(40,614)	—	(40,614)
Balance at February 29, 2008	26,193	$2,619	$312,499	$174,051	(3,411)	$(72,652)	$19,572	$436,089
Comprehensive loss:
Net loss	—	—	—	(49,409)	—	—	—	(49,409)
Other comprehensive loss:
Change in pension liability	—	—	—	—	—	—	47	47
Change in unrealized loss on investments	—	—	—	—	—	—	(7,022)	(7,022)
Foreign currency translation adjustment	—	—	—	—	—	—	(15,470)	(15,470)
Total other comprehensive loss								(22,445)
Total comprehensive loss								(71,854)
Stock options exercised	163	17	3,029	—	—	—	—	3,046
Excess tax benefit from employee stock plans	—	—	(200)	—	—	—	—	(200)
Stock-based compensation	60	6	10,268	—	—	—	—	10,274
Purchases of treasury stock	—	—	—	—	(1,084)	(28,547)	—	(28,547)
Balance at February 28, 2009	26,416	$2,642	$325,596	$124,642	(4,495)	$(101,199)	$(2,873)	$348,808
Comprehensive loss:
Net loss	—	—	—	(7,978)	—	—	—	(7,978)
Other comprehensive income:
Change in pension liability	—	—	—	—	—	—	(237)	(237)
Change in unrealized loss on investments	—	—	—	—	—	—	3,459	3,459
Foreign currency translation adjustment	—	—	—	—	—	—	2,427	2,427
Total other comprehensive income								5,649
Total comprehensive loss								(2,329)
Issuance of common stock for business acquisition	110	11	2,306	—	—	—	—	2,317
Stock options exercised	253	25	4,218	—	—	—	—	4,243
Excess tax benefit from employee stock plans	—	—	(574)	—	—	—	—	(574)
Stock-based compensation	104	10	9,413	—	—	—	—	9,423
Balance at February 28, 2010	26,883	$2,688	$340,959	$116,664	(4,495)	$(101,199)	$2,776	$361,888

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended February 28, 28 and 29,	2010	2009	2008
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(7,978)	$(49,409)	$32,906
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25,354	22,346	20,370
Impairment of goodwill	—	52,300	—
Foreign exchange loss (gain)	88	(349)	(476)
Excess tax benefits from stock-based compensation	(100)	(447)	(2,860)
Stock-based compensation	17,602	12,305	8,728
Deferred income taxes	(10,065)	(2,177)	(3,855)
(Gains) losses on sales of property, plant and equipment	(70)	(59)	18
Deferred income on shipments to distributors	4,356	(9,489)	8,015
Non cash restructuring charges	336	5,197	—
(Recoveries of) provision for sales returns and allowances	(41)	(95)	52
Other adjustments, net	—	—	198
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(19,337)	25,429	(2,665)
Inventories	10,513	3,898	(6,975)
Accounts payable, accrued expenses and other liabilities	15,890	(17,067)	(3,947)
Accrued restructuring charges	(4,294)	—	—
Income taxes receivable and payable	6,532	(6,602)	5,866
Other changes, net	1,167	85	3,979
Net cash provided by operating activities	39,953	35,866	59,354
Cash flows from investing activities:
Capital expenditures	(8,616)	(17,883)	(13,263)
Purchase of technology patent rights	(1,200)	—	—
Acquisition of Kleer business, net of cash acquired	(5,176)	—	—
Acquisition of Tallika business, net of cash acquired	(1,825)	—	—
Acquisition of K2L GmbH, net of cash acquired	(5,277)	—	—
Investments in non-marketable equity securities	(7,238)	—	—
Purchases of short-term and long-term investments	(32,275)	(191,045)	(822,842)
Sales and maturities of short-term and long-term investments	31,525	239,170	822,130
Other	—	—	(198)
Net cash (used for) provided by investing activities	(30,082)	30,242	(14,173)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation	100	447	2,860
Proceeds from issuance of common stock	4,243	3,046	18,381
Purchases of treasury stock	0	(28,547)	(40,614)
Repayments of obligations under capital leases and notes payable	(3,955)	(3,399)	(2,241)
Net cash provided by (used for) financing activities	388	(28,453)	(21,614)
Effect of foreign exchange rate changes on cash and cash equivalents	1,726	(2,140)	1,819
Net increase in cash and cash equivalents	11,985	35,515	25,386
Cash and cash equivalents at beginning of year	97,156	61,641	36,255
Cash and cash equivalents at end of year	$109,141	$97,156	$61,641

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

SMSC designs and sells a wide range of silicon-based integrated circuits that utilize analog and mixed-signal technologies. The Company’s integrated circuits and systems provide a wide variety of signal processing attributes that are incorporated by its globally diverse customers into numerous end products in the PC, Consumer Electronics, Industrial and Automotive markets. These products generally provide connectivity, networking, or input/output control solutions for a variety of high-speed communication, computer and related peripheral, consumer electronics, industrial control systems or automotive information applications. The market for these solutions is increasingly diverse, and the Company’s technologies are increasingly used in various combinations and in alternative applications.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s fiscal year ends on the last calendar day of February. The consolidated financial statements include the accounts of the Company and its subsidiaries (all wholly-owned) after elimination of all significant intercompany accounts and transactions.

Business Combinations

In accordance with ASC 805, the Company accounts for business combinations under the purchase method and allocates total purchase price for acquired businesses to the tangible and identified intangible assets acquired and liabilities assumed, based on estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair values assigned to tangible and identified intangible assets acquired and liabilities assumed are based on management estimates and assumptions that utilize established valuation techniques appropriate for the semiconductor industry and each acquired business. A liability for contingent consideration, if applicable, is recorded at fair value as of the acquisition date. In determining the fair value of such contingent consideration, management estimates the amount to be paid based on probable outcomes and expectations on financial performance of the related acquired business. The fair value of contingent consideration is reassessed quarterly, with any change in expected value charged to results of operations.

Reclassifications

Beginning in fiscal 2009, the Company added the caption of gross profit to the consolidated statements of operations in fiscal 2009 and reclassified the amortization of intangibles previously shown separately to costs of goods sold for the amortization of technology intangible assets and selling, general and administrative expenses for the amortization of customer relationships and other intangible assets for all periods presented. In addition, the Company also reclassified deferred income taxes of $1.2 million from current to long term assets due to a classification error for the period ended February 29, 2008.

Out-of-Period Adjustments

Gross profit and operating results for the twelve month period ended February 28, 2010 include a credit to costs of goods sold of approximately $1.0 million recorded in the fourth quarter of fiscal 2010 for the reduction of accounts payable related to an unreconciled amount within inventory received not invoiced to correct a cumulative error from prior periods.

Operating results for the twelve month periods ended February 28, 2009 include approximately $0.4 million (recorded in the fiscal quarter ended August 31, 2008) of stock-based compensation expense to correct an error relating to prior periods as a result of correcting the method of amortization for deferred compensation relating to certain restricted stock awards (“RSAs”) granted between March 1, 2006 and May 31, 2008. In addition, the benefit from income taxes includes an additional $0.1 million in net benefit relating to the correction of errors within certain deferred tax balances (recorded in the fiscal quarter ended February 28, 2009).

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

The Company does not believe that these adjustments noted above were material to the consolidated financial statements for the periods in which the errors originated and in which they were corrected and thus has not restated its consolidated financial statements for these periods.

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

Revenue Recognition

The Company recognizes sales from product shipments to OEMs, ODMs and direct customers at the time of shipment, net of appropriate reserves for product returns and allowances. The Company’s terms of shipment are customarily ex-works (at SMSC warehouse) or CIP (carriage and insurance paid). Carrier charges, freight and insurance are included within costs of goods sold.

Certain of the Company’s products are sold to electronic component distributors under agreements providing for price protection and rights to return unsold merchandise. Accordingly, recognition of revenue and associated gross profit on shipments to a majority of the Company’s distributors is deferred until the distributors resell the products. At the time of shipment to distributors, the Company records a trade receivable for the selling price, relieves inventory for the carrying value of goods shipped, and records this gross margin as deferred income from distribution on the consolidated balance sheet. This deferred income represents the gross margin on the initial sale to the distributor; however, the amount of gross margin recognized in future consolidated statements of operations will typically be less than the originally recorded deferred income as a result of price allowances. Price allowances offered to distributors are recognized as reductions in product sales when incurred, which is generally at the time the distributor resells the product.

Shipments made by the Company’s Japanese subsidiary to distributors in Japan are made under agreements that permit limited stock return and no price protection privileges. Revenue for shipments to distributors in Japan is recognized as title passes to such distributors upon delivery.

Revenue recognition for special intellectual property payments received from Intel in fiscal 2009 and 2008 is discussed in Note 13. The Company recognizes all other intellectual property revenues upon notification of sales of the licensed technology by its licensees, absent any other contractual contingencies which might impact the extent and timing of payment. The terms of the Company’s licensing agreements generally require licensees to give notification to the Company and to pay royalties no later than 60 days after the end of the quarter in which the sales take place.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash in banks, money market account balances or other highly liquid instruments purchased with original maturities of three months or less.

Investments

Short-term investments consist of investments in obligations with maturities of between three and twelve months, at acquisition. All of these investments are classified as available-for-sale. The costs of these short-term investments approximate their market values as of  February 28, 2010.

Long-term investments consist of highly rated auction rate securities (most of which are backed by U.S. Federal or state and municipal government guarantees) and other marketable debt and equity securities held as available-for-sale investments. As of November 30, 2007 and prior period-end dates, investments in auction rate securities were classified as short-term in nature. In the fourth quarter of fiscal 2008, such investments became subject to adverse market conditions, and the liquidity typically associated with the financial markets for such instruments became restricted as auctions began to fail. The Company expects such market conditions to be temporary, however has classified its investments in auction rate securities as long-term. Considering such determination on market conditions, the high quality of these investments (and underlying guarantees) and given the Company has adequate cash, working capital and cash flow from operations to meet current operating needs, management has determined that impairment of these investments is not other than temporary at this time. Management will continue to monitor market conditions, and may deem that impairment is other than temporary if market conditions do not improve in the foreseeable future or if the credit quality of the underlying issuer deteriorates. The Company is currently liquidating such investments as opportunities arise. As of April 28, 2010, the Company had reduced its holdings in auction rate securities to $46.5 million at cost.

The Company classifies all marketable debt and equity securities with remaining maturities of greater than one year as long-term investments. Most of the Company’s long-term investments had maturities greater than five years. The Company held approximately $0.1 million of equity securities at February 28, 2010 which were classified as long-term investments. Investments in such readily marketable, publicly traded equity securities are classified as available-for-sale and are carried at fair value on the Consolidated Balance Sheets. Unrealized gains and temporary losses on such securities, net of taxes, are reported in accumulated other comprehensive income within shareholders’ equity. The amount of net unrealized gains on such securities, net of taxes, in fiscal 2010 were $18 thousand, compared to net unrealized losses of $24 thousand in 2009, and a gain of $8 thousand in 2008. Impairment charges on these investments are recorded if declines in value are deemed to be other than temporary.

The Company bases the cost of the investment sold on the specific identification method. Gross realized gains of $11 thousand are included in earnings in fiscal 2010 compared to gross realized gains of $25 thousand and loss of $102 thousand in 2009 and 2008, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities.

Fair Value Measurements

ASC Topic 820, “ Fair Value Measurements and Disclosures ” (“ASC 820”) defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, management considers the principal or most advantageous market in which the Company would transact, and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The following table summarizes the composition of the Company’s investments at February 28, 2010 and 2009 (in thousands) :

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classification on Balance Sheet
February 28, 2010					Cash	Short-Term Investments	Investments in equity securities	Long-Term Investments
Marketable equity securities	$143	$—	$(44)	$99	$—	$—	$—	$99
Non-marketable equity investments	7,238	—	—	7,238	—	—	7,238	—
Auction rate securities	46,500	—	(3,642)	42,858	—	—	—	42,858
Short-Term Investments	30,500			30,500	—	30,500	—	—
Money market funds	87,108	—	—	87,108	87,108	—	—	—
	$171,489	$—	$(3,686)	$167,803	$87,108	$30,500	$7,238	$42,957

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classification on Balance Sheet
February 28, 2009					Cash	Investments in equity securities	Long-Term Investments
Equity Securities	$143	$—	$(86)	$57	$—	$—	$57
Auction Rate Securities	76,250	—	(7,083)	69,167	—	—	69,167
Money Market Funds	74,397	—	—	74,397	74,397	—	—
	$150,790	$—	$(7,169)	$143,621	$74,397	$—	$69,224

The Company classifies all marketable debt and equity securities with remaining contractual maturities of greater than one year as long-term investments. As of February 28, 2010 the Company held approximately $42.9 million of investments in auction rate securities with maturities ranging from 2 to 31 years, all classified as available-for-sale. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of February 28, 2010, 100 percent of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies.

The cost basis and fair values of available-for-sale securities at February 28, 2010 by contractual maturity are shown below ( in thousands ):

	Cost	Estimated Fair Value
Due in one year or less	$30,500	$30,500
Due in one year through five years	6,000	5,632
Due in five years through ten years	—	—
Due in ten through twenty years	12,100	11,199
Due in over twenty years	28,400	26,027
Total	$77,000	$73,358

Expected maturities of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, including investments, equity securities, cash surrender value of life insurance policies and cash equivalents at February 28, 2010 ( in thousands ):

	Total Fair Value	Fair Value Measurements at Report Date Using
		Level 1	Level 2	Level 3
Assets
Marketable equity securities	$99	$99	$—	$—
Non-marketable equity investments	$7,238	$—	$—	$7,238
Auction rate securities	42,858	—	—	42,858
Short-term investments	30,500	30,500	—	—
Money market funds	87,108	87,108	—	—
Other assets-cash surrender value	1,662	—	1,662	—
Total Assets	$169,465	$117,707	$1,662	$50,096

At February 28, 2010, the Company grouped money market funds, short-term investments  and marketable equity securities using a Level 1 valuation because market prices are readily available. Level 2 financial assets and liabilities represent the fair value of cash surrender value of life insurance policies. At February 28, 2010, the assets grouped for Level 3 valuation were auction rate securities consisting of AAA rated securities mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1.

When a determination is made to classify a financial instrument within Level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may consider some observable market inputs.

The following table reflects the activity for the Company’s major classes of assets measured at fair value using Level 3 inputs   ( in thousands ):

	Quarter Ended February 28, 2010	Twelve Months Ended February 28, 2010
Balance at beginning of period	$50,181	$61,166
Transfers out to Level 2 and subsequently sold (Auction Rate Securities with market inputs)	—	(11,450)
Purchases of Level 3 investments	—	7,238
Sales of Level 3 investments	—	(10,300)
Total gains and losses:
Included in earnings (realized)	—	—
Unrealized gains (losses) included in accumulated other comprehensive income	(85)	3,442
Balance as of February 28, 2009	$50,096	$50,096

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

As a result, as of February 28, 2010, the Company recorded an estimated cumulative unrealized loss of $3.6 million related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100 percent of the principal and accrued interest from the issuer. Further, the credit ratings of auction rate securities held by the Company remain at AAA levels. The Company continues to liquidate investments in auction rate securities as opportunities arise. In the twelve-months ended February 28, 2010, $29.8 million of such investments were liquidated at par in connection with issuer calls and redemptions.

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

The Company’s accounts receivable result from trade credit extended on shipments to original equipment manufacturers, original design manufacturers and electronic component distributors. The Company can have individually significant accounts receivable balances from its larger customers. At February 28, 2010, two customers accounted for more than 10 percent of gross trade accounts receivable, with a combined balance totaling $20.3 million. At February 28, 2009, two customers accounted for more than 10 percent of gross trade accounts receivable, with a balance of $7.8 million. The Company manages its concentration of credit risk on accounts receivable by performing ongoing credit evaluations of its customers’ financial condition and limiting the extension of credit when deemed necessary. In addition, although the Company generally does not request collateral in advance of shipment, prepayments or standby letters of credit may be required and have been obtained in certain circumstances, and the Company has bought third-party credit insurance policies with respect to certain customers to reduce credit concentration exposure. The Company maintains an allowance for potential credit losses, taking into consideration the overall quality and aging of the accounts receivable portfolio and specifically identified customer risks.

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

Costs of goods sold includes the cost of inventory, shipping and handling costs borne by the Company in connection with shipments to customers, royalties associated with certain products and depreciation on productive assets (principally, test equipment and facilities). Costs of goods sold also includes amortization of acquired product technologies. Such amortization totaled $4.3 million, $4.6 million and $5.0 million for fiscal 2010, 2009 and 2008, respectively.

Warranty Costs

The Company generally warrants its products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time, typically twelve to twenty four months. The majority of the Company’s product warranty claims are settled through the return of the defective product and shipment of replacement product. Warranty returns are included within the Company’s allowance for returns, which is based on historical return rates. Actual future returns could differ from the allowance established. In addition, the Company accrues a liability for specific warranty costs expected to be settled other than through product return and replacement, if a loss is probable and can be reasonably estimated. Product warranty expenses during fiscal 2010, 2009 and 2008 were not material.

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

Depreciation expense related to property, plant and equipment was $19.1 million, $16.0 million and $13.7 million, for the fiscal years ended February 28, 2010, 2009 and 2008, respectively.

Investments in Equity Securities

The Company considers the guidance in ASC 325 and ASC 810 in determining the appropriate accounting treatment for investments in equity securities representing less than a controlling interest in the related entities. Such investments are carried at cost, unless facts and circumstances indicate that either (i) the Company has significant influence over the operations of the investment and therefore accounts for the investment under the equity method or (ii) consolidation of the related business is warranted, as may be the case if such were deemed to be a variable interest entity. The cost of such investments is reflected in the Investments in equity securities caption of the Company's consolidated Balance Sheets, and are periodically reviewed for indications of impairment in value. The cost basis of any investment for which potential indications of impairment exist that were deemed other than temporary would be reduced accordingly, with a charge to results of operations.

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

Goodwill and Purchased Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate value of consideration exchanged for an acquired business and the fair value (measured as of the acquisition date) of total net tangible and identified intangible assets acquired. In accordance with ASC Topic 350, “ Intangibles — Goodwill and Other” (“ASC 350”), goodwill and purchased intangibles with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Purchased intangible assets with finite useful lives are amortized over their estimated useful lives and are reviewed for impairment in value when indicators of impairment, such as reductions in demand, are present. The Company conducts annual reviews for potential impairment in the fourth quarter of each fiscal year.

Contingencies

The Company regularly and routinely evaluates risks and exposures existing in the business, and either discloses such matters or records liabilities for such exposures as warranted, following the guidance set forth in ASC 450, “Accounting for Contingencies” (“ASC 450”). In connection with any such evaluation, the Company also considers estimated legal fees (if applicable) associated with such matters in determining amounts to be accrued.

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

Effective March 1, 2006 the Company adopted guidance now codified as ASC Topic 718, “ Compensation — Stock Compensation ” (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. ASC 718 also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance regarding the interaction of ASC 718 and certain SEC rules and regulations. The Company considered the provisions of SAB 107 in its adoption of ASC 718.

The Company elected the modified prospective transition method as permitted by ASC 718. Accordingly, periods prior to fiscal 2007 were not revised to reflect the impact of ASC 718. Under this transition method, recognized compensation cost includes: (i) compensation cost for all stock-based payments granted prior to, but not yet fully vested as of, February 28, 2006 (based on the grant date fair value estimated in accordance with the original provisions of guidance now codified as ASC 718, and previously presented in the pro forma footnote disclosures); and (ii) compensation cost for all stock-based payments granted or modified subsequent to February 28, 2006 (based on fair values estimated in accordance with the provisions of ASC 718).

Subsequent to the adoption of guidance now codified as ASC 718, the Black-Scholes option pricing model is used for estimating the fair value of options and SARs granted and corresponding compensation expense to be recognized. The Black-Scholes model requires certain assumptions, judgements and estimates by the Company to determine fair value, including expected stock price volatility, risk-free interest rate and expected term. The Company based the expected volatility on historical volatility. Beginning in the first quarter of fiscal 2009, the Company based the expected term of options granted using the midpoint scenario, which combines historical exercise data with hypothetical exercise data. Prior to that, the Company based expected term of options on an actuarial model. The expected term of each individual SARs award is assumed to be the midpoint of the remaining term through expiration as of any remeasurement date. Share-based compensation related to RSAs is calculated based on the market price of the Company’s common stock on the date of grant. There were no dividends expected to be paid on the Company’s common stock over the expected lives estimated.

Income Taxes

Deferred income taxes are provided on temporary differences that arise in the recording of transactions for financial and tax reporting purposes as well as net operating loss and tax credit carryfowards. Deferred tax assets are reduced by an appropriate valuation allowance if, in management’s judgment, it is more likely than not that part of the deferred tax asset will not be realized. Tax credits are accounted for as reductions of the current provision for income taxes in the year in which they are earned.

In July 2006, the FASB issued guidance now codified as part of ASC Topic 740, “Income Taxes” (“ASC 740”), which for SMSC, became effective as of March 1, 2007. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 requires that all tax positions be evaluated using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both.

The Company adopted guidance now codified as ASC 740 on March 1, 2007. As a result of the adoption of this accounting guidance, the Company recognized $1.5 million of previously unrecognized tax benefits, which was accounted for as an increase to the opening balance of retained earnings. At adoption the company’s total unrecognized tax benefits was stated at $3.3 million which included $0.6 million of interest.

Under ASC 740, benefits associated with uncertain tax positions are recognized in the Company’s consolidated financial statements only when it is determined to be more likely than not that such positions would be sustained upon examination, based on technical merits. ASC 740 outlines a two-step approach to recognizing and measuring uncertain tax positions. If the weight of available evidence indicates that it is more likely than not (more than 50 percent likely) that a tax position would be sustained on examination (including resolution of related appeals or litigation processes, if any), the associated tax benefit is then measured as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement. ASC 740 also requires expanded disclosure at the end of each reporting period including a reconciliation of unrecognized tax benefits (see Note 12).

In May 2007, the FASB issued revised guidance on accounting for uncertain tax positions, now codified as part of ASC 740, which is effective retroactively to SMSC to March 1, 2007. ASC 740 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of ASC 740 did not have any effect on the Company’s consolidated financial statements.

Translation of Foreign Currencies

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Beginning in the third quarter of fiscal 2010, results of operations are translated using the average exchange rates during the period. Prior to the third quarter of fiscal 2010, results of operations were translated using the daily spot rate on the date the transaction is posted. The impact of this change on results of operations was not material. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within shareholders’ equity.

Foreign Exchange Contracts

The majority of the Company’s revenues, expenses and capital expenditures are transacted in U.S. dollars. However, the Company does transact business in other currencies, primarily the Japanese Yen and the euro. From time to time, the Company has entered into forward currency exchange contracts to hedge against the impact of currency fluctuations on transactions not denominated in the functional currency of the transacting entity. The intent of these contracts is to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to help mitigate the risks associated with currency exchange rate fluctuations. The Company does not enter into forward currency exchange contracts solely for speculative or trading purposes. Gains and losses on such contracts have not been significant. In fiscal 2008, the Company’s wholly-owned subsidiary in Japan initiated two forward contracts for the delivery of $1.4 million (in exchange for Yen), to cover scheduled payments on intercompany debt due the U.S. parent company. An additional forward contract for the purchase of an additional $0.7 million (in exchange for Yen) was executed during the first quarter of fiscal 2009. Although these contracts were not formally designated as hedges, they were intended to lock in the settlement rate on the underlying obligations and, as such, effectively mitigated the currency exposure on this intercompany debt. These contracts were either settled or expired during fiscal 2009.

Net (Loss) Income per Share

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period, including shares issued in respect of unvested restricted stock awards. Diluted net (loss) income per share is computed by dividing net (loss) income by the sum of the weighted average common shares outstanding during the period plus the dilutive effect (if any) of shares issuable through stock options as estimated using the treasury stock method.

Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC” and collectively, the “Codification” or “FASB Codification”) Topic 105, “ Generally Accepted Accounting Principles” , which establishes the Codification as the single authoritative source for U.S. GAAP. The Codification replaces all previous, separately issued accounting standards, pronouncements and other authoritative literature and guidance comprising U.S. GAAP. The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009 (SMSC’s fiscal quarter ending November 30, 2009). Accordingly, in the third quarter of fiscal 2010, the Company adopted the Codification, which has only impacted references made to accounting guidance and did not have any material impact on the Company’s consolidated financial statements. However, references to specific accounting standards in the accompanying notes to the Company’s consolidated financial statements have been changed to refer to the appropriate section of the Codification.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASU 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (i) vendor-specific objective evidence, or “VSOE”, or (ii) third-party evidence, or “TPE”, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for SMSC for revenue arrangements entered into or materially modified in the first quarter of fiscal year 2012. Early adoption is permitted. We are currently evaluating the impact that the adoption of these ASUs will have on our consolidated financial statements.

In January 2010, the FASB issued new standards in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standards also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures are effective for SMSC beginning in the first quarter of fiscal 2011. The adoption of ASC 820 is not expected to have a material effect on our consolidated financial statements.

3. COMPREHENSIVE (LOSS) INCOME

The Company’s other comprehensive (loss) income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on investments classified as available-for-sale, and changes in minimum pension liability adjustments.

The components of the Company’s comprehensive income for the fiscal years ended February 28, 2010 and February 28, 2009 and February 29, 2008, were as follows (in thousands) :

	2010	2009	2008
Net (loss) income	$(7,978)	$(49,409)	$32,906
Other comprehensive income (loss):
Change in foreign currency translation adjustments	2,427	(15,470)	13,802
Change in unrealized gain (loss) on investments, net of taxes	3,459	(7,022)	8
Change in minimum pension liability adjustment, net of taxes	(237)	47	651
Total other comprehensive income (loss)	5,649	(22,445)	14,461
Total comprehensive (loss) income	$(2,329)	$(71,854)	$47,367

The components of the Company’s accumulated other comprehensive income (loss) as of February 28, 2010 and 2009, net of taxes, were as follows (in thousands) :

	February 28, 2010	February 28, 2009
Unrealized losses on investments (net of tax of $86 as of February 28, 2009 and 2010)	$(3,576)	$(7,035)
Foreign currency items	6,394	3,967
Minimum pension liability adjustment (net of tax of $30 and $106 as of February 28, 2010 and 2009, respectively)	(42)	195
Total accumulated other comprehensive income (loss)	$2,776	$(2,873)

4. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the sum of the weighted average common shares outstanding during the period plus the dilutive effect (if any) of shares issuable through stock options as estimated using the treasury stock method. Shares used in calculating basic and diluted net (loss) income per share are reconciled as follows (in thousands) :

For the Fiscal Years Ended February 28 or 29,	2010	2009	2008
Average shares outstanding for basic net income per share	22,133	22,232	23,085
Dilutive effect of stock options	—	—	538
Average shares outstanding for diluted net income per share	22,133	22,232	23,623

For fiscal 2010, 2009 and 2008, stock options covering approximately 3,572,000 3,442,000 and 212,000 common shares, respectively, were excluded from the computation of diluted net income per share, because their effects were anti-dilutive.

5. BUSINESS COMBINATIONS AND OTHER NON-CONTROLLING EQUITY INVESTMENTS

Kleer

On February 16, 2010 SMSC acquired substantially all the assets and certain liabilities of Kleer Corporation and Kleer Semiconductor Corporation (collectively “Kleer”), a designer of high quality, interoperable wireless audio technology addressing headphones and earphones, home audio/theater systems and speakers, portable audio/media players and automotive sound systems. This transaction brings a robust, high-quality audio and low-power radio frequency (“RF”) capability that will allow consumer and automotive OEMs to integrate wireless audio technology into portable audio devices and sound systems without compromising high-grade audio quality or battery life. Under terms of the asset purchase agreement, SMSC paid approximately $5.5 million in cash and additional cash payments of up to $2.0 million may occur upon achievement of certain revenue performance goals as set forth in the agreement. The tangible assets of Kleer at February 16, 2010 included approximately $0.3 million of cash and cash equivalents, resulting in an initial net cash outlay of approximately $5.2 million. The results of Kleer’s operations subsequent to February 16, 2010 have been included in the Company’s consolidated results of operations.

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

The following table summarizes the components of the purchase price (in millions) :

Total Consideration at Fair Value
Cash	$5.5
Liability for contingent consideration	0.8
$6.3

The following table summarizes the allocation of the purchase price (in millions) :

Cash and cash equivalents	$0.3
Accounts receivable	0.2
Inventories	0.6
Customer relationships	0.5
Trade name	0.7
Technology	1.8
Goodwill (of which $3.2M is tax-deductible)	3.3
Accounts payable and accrued liabilities	(0.3)
Deferred tax liabilities	(0.8)
$6.3

The majority of Kleer’s net assets, including goodwill, are located in Luxembourg, and the functional currency of Kleer’s operations is the US Dollar (“USD”). Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired. Kleer technology provides a natural extension to SMSC’s consumer and automotive connectivity portfolio. This technology extends our ability to service our OEM customers with a broad portfolio of solutions. These factors contributed to the recognition of goodwill as a component of the purchase price. In accordance with ASC Topic 350, “ Intangibles — Goodwill and Other” , goodwill is not amortized but is tested for impairment at least annually.

The acquisition of Kleer was not significant to the Company’s fiscal 2010 consolidated results of operations.

K2L

On November 5, 2009, the Company (through its wholly-owned subsidiary, SMSC Europe GmbH) completed the acquisition of 100 percent of the outstanding shares of K2L GmbH (“K2L”), a privately held company located in Pforzheim, Germany that specializes in software development and systems integration support services for automotive networking applications, including MOST®-based systems. The transaction was accounted for as a purchase under ASC 805, whereby the purchase price for K2L has been allocated to the net tangible and identifiable intangible assets acquired, based upon their estimated fair values as of November 5, 2009. The results of K2L’s operations subsequent to November 5, 2009 have been included in the Company’s consolidated results of operations.

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

The following table summarizes the components of the purchase price (in millions) :

Total Consideration at Fair Value
Cash	$5.9
SMSC common stock (53,236 shares)	1.0
Liability for contingent consideration	2.0
$8.9

The following table summarizes the allocation of the purchase price (in millions) :

Cash and cash equivalents	$0.6
Accounts receivable	0.8
Inventories	0.1
Other current assets	0.2
Property and equipment	0.3
Customer relationships	1.9
Trade name	0.2
Technology	1.7
Goodwill (all non-deductible for tax purposes)	4.8
Accounts payable and accrued liabilities	(0.4)
Deferred income	(0.1)
Deferred tax liabilities	(1.1)
Other long-term liabilities	(0.1)
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

Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired. This acquisition significantly expands SMSC’s automotive engineering capabilities by adding an assembled workforce of approximately 30 highly skilled engineers and other professionals, in close proximity to SMSC’s current automotive product design center in Karlsruhe, Germany. These factors contributed to the recognition of goodwill as a component of the purchase price. In accordance with ASC Topic 350, “ Intangibles — Goodwill and Other” , goodwill is not amortized but is tested for impairment at least annually.

The acquisition of K2L was not significant to the Company’s fiscal 2010 consolidated results of operations.

Canesta

On October 13, 2009, SMSC made an initial equity investment of $0.7 million in Canesta, Inc. (“Canesta”), a privately held (venture capital supported) developer of three-dimensional motion sensing systems and devices. On October 15, 2009, SMSC paid an additional $1.3 million into escrow for second and third financing commitments for which it would receive additional equity shares and warrants. On January 26, 2010 the closing for the second financing commitment for $0.7 million took place, and on April 27, 2010 the closing for the third financing commitment for $0.6 million took place. In total, SMSC holds less than 5 percent of the total outstanding equity of Canesta on a fully diluted basis. The purchase of the equity shares has been accounted for as a cost-basis investment and is included in the Investments in equity securities caption on the Company’s consolidated balance sheet.

Tallika

On September 8, 2009, the Company completed its acquisition of certain assets of Tallika Corporation and 100 percent of the outstanding shares of Tallika Technologies Private Limited (collectively, “Tallika”), a business with a team of approximately 50 highly skilled engineers operating from design centers in Phoenix, Arizona and Chennai, India, respectively. The Company expects this acquisition will add to SMSC’s research and development know-how, notably with respect to its software development capabilities. The Tallika and SMSC teams have previously collaborated on various projects including transceiver development, chip design and pre-silicon verification.

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

The following table summarizes the components of the purchase price (in millions) :

Total Consideration at Fair Value
Cash	$2.1
SMSC common stock (57,201 shares)	1.3
$3.4

The following table summarizes the allocation of the purchase price (in millions) :

Cash and cash equivalents	$0.2
Accounts receivable	$0.3
Property and equipment	0.1
Customer relationships	0.4
Goodwill (of which $1.0 million is tax-deductible)	2.4
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

Goodwill represents the excess of the purchase price over the fair values of the net tangible and identifiable intangible assets acquired. This acquisition significantly expands SMSC’s engineering, design and software development capabilities by adding an assembled workforce of approximately 50 highly skilled engineers into SMSC’s operations. These factors contributed to the recognition of goodwill as a component of the purchase price. In accordance with ASC Topic 350, “ Intangibles — Goodwill and Other” , goodwill is not amortized but is tested for impairment at least annually.

The acquisition of Tallika was not significant to the Company’s fiscal 2010 consolidated results of operations.

Symwave

On August 6, 2009, SMSC made an initial equity investment of $4 million in Symwave, Inc. (“Symwave”), a privately held (venture capital supported) supplier of system solutions for SuperSpeed USB 3.0 devices. On October 9, 2009, SMSC made an additional $1.2 million equity investment pursuant to the original terms of the related share purchase agreement. SMSC holds approximately 14.0 percent of the total outstanding equity of Symwave on a fully diluted basis. The purchases of the related equity shares have been accounted for cumulatively as a cost-basis investment and included in the Investments in equity securities caption on the Company’s consolidated balance sheet. As part of the relationship, the Company has negotiated the right to acquire Symwave under certain conditions, and SMSC is represented on Symwave’s Board of Directors by its President and Chief Executive Officer.

6. INVESTMENTS

Short-term investments consist of investments in obligations with maturities of between three and twelve months, at acquisition. All of these investments are classified as available-for-sale. The cost of these short-term investments approximate their market values as of February 28, 2010.

Long-term investments consist of highly rated auction rate securities (most of which are backed by U.S. Federal or state and municipal government guarantees) and other marketable debt and equity securities held as available-for-sale investments. As of November 30, 2007 and prior period-end dates, investments in auction rate securities were classified as short-term in nature. In the fourth quarter of fiscal 2008, such investments became subject to adverse market conditions, and the liquidity typically associated with the financial markets for such instruments became restricted as auctions began to fail. Given the circumstances, these securities were subsequently classified as long-term (or short-term if stated maturity dates were within one year of the reported balance sheet date), reflecting the restrictions on liquidity and the Company’s intent to hold until maturity (or until such time as the principal investment could be recovered through other means, such as issuer calls and redemptions). See Note 2 — Fair Value for further discussion on related issues and matters, including fair valuation.

With the recent investments in Symwave and Canesta (see Note 5 —  Business Combinations and Other Non-Controlling Equity Investments ), the Company now has investments in non-marketable equity securities of development-stage enterprises (included in the Investments in equity securities caption of the consolidated balance sheet for February 28, 2010). Such investments are reviewed periodically for potential impairment, at least annually (in the fourth fiscal quarter) or at interim dates if facts and circumstances indicate impairment may have occurred.

7. GOODWILL AND INTANGIBLE ASSETS

The Company’s February, 2010 acquisition of Kleer included the purchase of $3.0 million of finite-lived intangible assets and goodwill of $3.3 million. The Company’s November, 2009 acquisition of K2L included the purchase of $ 3.8 million of finite-lived intangible assets and goodwill of $4.8 million. The Company’s November, 2009 acquisition of Tallika included the purchase of $0.4 million of finite-lived intangible assets and goodwill of $2.4 million. The Company’s March 2005 acquisition of OASIS SiliconSystems Holding AG (“OASIS”) included the purchase of $42.9 million of finite-lived intangible assets, an indefinite-lived trademark of $5.4 million, and goodwill of $67.8 million. Some or portions of these intangible assets are denominated in currencies other than the U.S. dollar, and these values reflect foreign exchange rates in effect on the dates of the transactions. The Company’s June 2002 acquisition of Tucson, Arizona-based Gain Technology Corporation included the acquisition of $7.1 million of finite-lived intangible assets and $29.4 million of goodwill, after adjustments.

Goodwill is tested for impairment in value annually, as well as when events or circumstances indicate possible impairment in value. The Company performs an annual goodwill impairment review during the fourth quarter of each fiscal year. The Company completed its most recent annual goodwill impairment review during the fourth quarter of fiscal 2010. In accordance with ASC Topic 350, “ Intangibles — Goodwill and Other” (“ASC 350”), we compared the carrying value of each of our reporting units that existed at those times to their estimated fair value. For purposes of ASC 350 testing, the Company has three reporting units: the automotive reporting unit, the wireless audio reporting unit and the analog/mixed signal reporting unit. The automotive unit consists of those portions of the business that were acquired in the March 30, 2005 acquisition of OASIS including the infotainment networking technology known as Media Oriented Systems Transport (“MOST”). The wireless audio unit consists of those portions of the business that were acquired in the February 16, 2010 acquisition of Kleer. The analog/mixed signal reporting unit is comprised of most other portions of the business.

The Company considered both the market and income approaches in determining the estimated fair value of the reporting units, specifically the market multiple methodology and discounted cash flow methodology. The market multiple methodology involved the utilization of various revenue and cash flow measures at appropriate risk-adjusted multiples. Multiples were determined through an analysis of certain publicly traded companies that were selected on the basis of operational and economic similarity with the business operations. Provided these companies meet these criteria, they can be considered comparable from an investment standpoint even if the exact business operations and/or characteristics of the entities are not the same. Revenue and EBITDA multiples were calculated for the comparable companies based on market data and published financial reports. A comparative analysis between the Company and the public companies deemed to be comparable formed the basis for the selection of appropriate risk-adjusted multiples for the Company. The comparative analysis incorporates both quantitative and qualitative risk factors which relate to, among other things, the nature of the industry in which the Company and other comparable companies are engaged. In the discounted cash flow methodology, long-term projections prepared by the Company were utilized. The cash flows projected were analyzed on a “debt-free” basis (before cash payments to equity and interest bearing debt investors) in order to develop an enterprise value. A provision, based on these projections, for the value of the Company at the end of the forecast period, or terminal value, was also made. The present value of the cash flows and the terminal value were determined using a risk-adjusted rate of return, or “discount rate.”

Upon completion of the fiscal 2010 assessment, it was determined that the estimated fair values of all reporting units exceeded their respective carrying value, therefore no impairment in value was identified.

Upon completion of the fiscal 2009 assessment, it was determined that the carrying value of our automotive reporting unit exceeded its estimated fair value. Because indicators of impairment existed for the goodwill associated with this reporting unit, we performed the second step of the test required under ASC 350 to determine the implied fair value of the goodwill.

In accordance with ASC 350, the implied fair value of goodwill was determined in the same manner as utilized to estimate the amount of goodwill recognized in a business combination. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of the reporting unit as of February 28, 2009. As part of the second step of the impairment test performed, the Company determined the fair value of certain long-lived intangible assets, including developed technology, customer relationships and trade names. The implied fair value of goodwill was measured as the excess of the fair value of the reporting unit over the fair value amounts assigned to its assets and liabilities. The impairment loss for the reporting unit was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. Based on this assessment, we recorded a charge of $52.3 million as of February 28, 2009.

The primary factors contributing to the impairment charge in fiscal 2009 were: the significant economic downturn, which caused a decline in the automotive market; an increase in implied discount rate due to higher risk premiums; and, the decline in the Company’s market capitalization. Management adjusted the assumptions used to assess the estimated fair value of the reporting unit to account for these macroeconomic changes.

Changes in the carrying amount of goodwill, net, on a consolidated basis for the years ended December 31, 2010 and 2009 consist of the following (in thousands):

	OASIS	Tallika	K2L	Kleer	Gain Technologies	TOTAL
Year Ended February 28, 2010
Balance, beginning of year	$14,886	$—	$—	$—	$29,435	$44,321
Goodwill acquired	—	2,404	4,778	3,278	—	10,460
Foreign exchange rate impact	—	—	(367)	—	—	(367)
	$14,886	$2,404	$4,411	$3,278	$29,435	$54,414

	OASIS	Tallika	K2L	Kleer	Gain Technologies	TOTAL
Year Ended February 28, 2009
Balance, beginning of year	$76,028	$—	$—	$—	$29,435	$105,463
Goodwill acquired	—	—	—	—	—	—
Goodwill impairment	(52,300)	—	—	—	—	(52,300)
Foreign exchange rate impact	(8,842)	—	—	—	—	(8,842)
	$14,886	$—	$—	$—	$29,435	$44,321

All finite-lived intangible assets are being amortized on a straight-line basis, which approximates the pattern in which the estimated economic benefits of the assets are realized, over their estimated useful lives. Existing technologies have been assigned estimated useful lives of between six and nine years, with a weighted-average useful life of approximately eight years. Customer relationships and contracts have been assigned useful lives of between one and fifteen years, with a weighted-average useful life of approximately seven years.

Intangible assets that are denominated in a functional currency other than the U.S. dollar have been translated into U.S. dollars using the exchange rate in effect on the reporting date. As of February 28, 2010 and February 28, 2009, the Company’s identifiable intangible assets consisted of the following:

	2010		2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
As of February 28,	(in thousands)
Purchased technologies	$42,767	$26,675	$38,309	$21,909
Customer relationships and contracts	13,900	7,368	10,663	5,281
Other	2,132	670	734	458
Total – finite-lived intangible assets	58,799	34,713	49,706	27,648
Trademarks and trade names	6,409	—	5,355	—
	$65,208	$34,713	$55,061	$27,648

Total amortization expense recorded for finite-lived intangible assets was $6.3 million, $6.3 million and $6.7 million for fiscal 2010, 2009 and 2008 respectively.

Estimated future finite-lived intangible asset amortization expense is as follows (in thousands) :

Period	Amount
Fiscal 2011	$7,233
Fiscal 2012	$6,945
Fiscal 2013	$6,307
Fiscal 2014	$1,108
Fiscal 2015 and thereafter	$2,493

8. OTHER BALANCE SHEET DATA

As of February 28,	2010	2009
Inventories:
Raw materials	$1,442	$1,476
Work-in-process	15,924	16,926
Finished goods	27,008	35,011
	$44,374	$53,413
Property, plant and equipment:
Land	$578	$578
Buildings and improvements	38,606	38,038
Machinery and equipment	119,241	112,397
	158,425	151,013
less: accumulated depreciation and amortization	(91,623)	(85,378)
	$66,802	$65,635
Accrued expenses, income taxes and other liabilities:
Compensation, incentives and benefits	$15,086	$10,108
Stock appreciation rights	14,579	6,574
Supplier financing – current portion	4,274	2,583
Restructuring charges (see Note 14)	1,091	5,385
Accrued rent obligations	2,959	2,876
Income taxes payable	2,261	415
Other	8,174	7,195
	$48,424	$35,136
Other liabilities:
Retirement benefits	$8,349	$8,253
Income taxes	5,230	5,311
Supplier financing – long-term portion	7,153	1,884
Other	2,212	177
	$22,944	$15,625

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

Deferred income on shipments to distributors consists of the following ( in thousands ):

	February 28, 2010	February 28, 2009
Deferred Sales Revenue	$24,823	$16,782
Deferred COGS	(4,909)	(3,394)
Provisions for Sales Returns	1,625	650
Distributor Advances on Price Allowances	(5,488)	(2,760)
SMSC Europe	74
	$$16,125	$11,278

10. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. The Board of Directors authorized the repurchase of additional shares in one million share increments in July 2000, July 2002, November 2007 and April 2008, bringing the total authorized repurchases to five million shares as of February 28, 2010.

As of February 28, 2010, the Company has repurchased approximately 4.5 million shares of its common stock at a cost of $101.2 million under this program, including 1,084,089 shares repurchased at a cost of $28.5 million in fiscal 2009, 1,165,911 shares repurchased at a cost of $40.6 million in fiscal 2008 and 253,300 shares repurchased at a cost of $6.1 million in fiscal 2007.

There was no share repurchase activity for the fiscal 2010.

11. OTHER (EXPENSE) INCOME, NET

The components of the Company’s other (expense) income, net for the fiscal years ended February 28, 2010 and February 28, 2009 and February 29, 2008, were as follows (in thousands) :

	2010	2009	2008
Realized and unrealized foreign currency transaction (losses) gains	$(551)	$2,531	$(1,945)
Gain on sale of EPCO bankruptcy claim	—	—	316
Other miscellaneous income, net	37	157	135
	$(514)	$2,688	$(1,494)

12. INCOME TAXES

Income before income taxes consists of ( in thousands ):

	2010	2009	2008
(Loss) income from domestic operations	$(3,926)	$5,189	$43,621
Loss from foreign operations	(9,757)	(55,787)	(283)
	$(13,683)	$(50,598)	$43,338

The provision for income taxes included in the accompanying consolidated statements of operations consists of the following (in thousands ):

For the Years Ended February 28, 28 and 29,	2010	2009	2008
Current
Federal	$4,021	$220	$13,171
Foreign	(152)	1,438	282
State	292	458	205
	4,161	2,116	13,658
Deferred	(9,866)	(3,305)	(3,226)
	$(5,705)	$(1,189)	$10,432

In July 2006, the FASB issued guidance now codified as ASC Topic 740, “Income Taxes” (“ASC 740”), which for SMSC, became effective as of March 1, 2007. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 requires that all tax positions be evaluated using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both.

The Company adopted guidance now codified as ASC 740 on March 1, 2007. As a result of the adoption of this accounting guidance, the Company recognized $1.5 million of previously unrecognized tax benefits, which was accounted for as an increase to the opening balance of retained earnings. At adoption the company’s total unrecognized tax benefits was stated at $3.3 million which included $0.6 million of interest.

The Company continues to accrue interest and penalties associated with unrecognized tax benefits in income tax expense in its consolidated statements of operations. The net expense for interest and penalties reflected in the consolidated statements of operations for the fiscal years ended February 28, 2010, February 28, 2009, and February 29, 2008 were approximately $0.1 million, $0.1 million and $0.3 million, respectively. The total accrued interest and penalties reflected as of February 28, 2010 is $0.6 million.

As of February 28, 2010 the unrecognized tax benefits, excluding interest and penalties, that would affect the effective tax rate if recognized would have been $3.2 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows ( in thousands ):

Balance at February 29, 2007	$2,757
Additions based on tax positions related to the current year	1,329
Additions for tax positions of prior years	484
Reductions for tax positions due to lapse of statutes of limitations	(762)
Balance at February 29, 2008	$3,808
Additions based on tax positions related to the current year	337
Additions for tax positions of prior years	1,061
Reductions for tax positions due to lapse of statutes of limitations	(422)
Balance at February 28, 2009	$4,784
Additions based on tax positions related to the current year	550
Additions for tax positions of prior years	13
Reductions for tax positions due to lapse of statutes of limitations	(783)
Balance at February 28, 2010	$4,564

The company’s primary tax jurisdiction is the United States. Tax returns open for examination are for fiscal 2007 and subsequent years. It is reasonably expected that the amount of unrecognized tax benefits will change in the next 12 months, but we do not expect that change to have a material impact on our financial position or results of operations.

The items accounting for the difference between the (benefit from) provision for income taxes computed at the U.S. federal statutory rate and the Company’s (benefit from) provision for income taxes are as follows ( in thousands ):

For the Years Ended February 28, 28 and 29,	2010	2009	2008
Provision for income taxes computed at U.S. federal statutory tax rate	$(4,789)	$(17,709)	$15,168
State taxes, net of federal benefit	99	503	196
Differences between foreign and U.S. income tax rates	910	328	(1,989)
Tax-exempt income	(222)	(1,287)	(2,271)
Adjustments to prior years’ taxes	(10)	(129)	1,468
Tax credits and incentives	(1,309)	(1,928)	(2,104)
Goodwill Impairment	—	18,305	—
Equity-based compensation	250	336	185
Nondeductible executive compensation	237	—	728
Release of unrecognized tax benefits	(973)	(517)	(1,148)
Other	102	909	199
	$(5,705)	$(1,189)	$10,432

For fiscal years 2008 and 2009 certain items were reclassified for presentation purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred income taxes are as follows ( in thousands) :

As of February 28,	2010	2009
Reserves and accruals not currently deductible for income tax purposes	$35,657	$27,111
Inventory valuation	2,380	2,065
Intangible asset amortization	(7,745)	(8,569)
Restructuring costs	370	2,154
Purchased in-process technology	214	334
Property, plant and equipment depreciation	(3,807)	(4,359)
Research & development tax credit carryforwards	3,566	5,926
Net operating losses	2,555	1,200
Other, net	1,348	2,293
Sub-Total	34,538	28,155
Less valuation allowance	(4,142)	(5,835)
Net deferred tax assets	$30,396	$22,320

The Company has net New York State tax credit carryforwards in fiscal 2010 and 2009 of $0.7 million and $1.5 million and valuation allowances of $0.1 million and $0.9 million respectively. The credit carryforwards expire at various dates from fiscal 2011 through fiscal 2024. The company also has various net state tax credit carryforwards in fiscal 2010 of $3.6 million with a valuation allowance of $2.9 million. These credit carryforwards expire at various dates from fiscal 2016 through fiscal 2027 and certain credits can be utilized without limitation.

It is the Company’s policy to indefinitely reinvest earnings in non-U.S. operations.

13. TECHNOLOGY AND PATENT LICENSE AGREEMENTS WITH INTEL CORPORATION

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

14. RESTRUCTURING

   In the fourth quarter of fiscal 2010, the Company initiated a restructuring plan that resulted in a charge of $0.6 million for severance and termination benefits for 5 full-time employees, which is included in the caption “Restructuring charges” in the Company’s fiscal 2010 consolidated statements of operations. A reserve for restructuring charges in the amount of $0.8 million is included on the Company’s balance sheet as of February 28, 2010, which includes the restructuring charges to be settled in connection with these separations. The Company expects these activities to be completed in the first quarter of fiscal year 2011.

   In the second quarter of fiscal 2010, the Company announced a plan to reduce its workforce by approximately sixty-four employees in connection with the relocation of certain of its test floor activities from Hauppauge, New York to third party offshore facilities (Sigurd Microelectronics Corporation) in Taiwan. During fiscal 2010 the Company recorded $1.3 million in asset impairment charges and accrued severance retention bonus obligations relating to this plan. A reserve for restructuring charges in the amount of $0.1 million is included on the Company’s balance sheet as of February 28, 2010, which includes the restructuring charges to be settled in connection with these separations. The Company expects these activities to be completed in the first quarter of fiscal year 2011.

In the fourth quarter of fiscal 2009, the Company announced a restructuring plan that included a supplemental voluntary retirement program and involuntary separations that would result in approximately a ten percent reduction in employee headcount and expenses worldwide. This action resulted in a charge of $5.2 million for severance and termination benefits for 88 full-time employees, which is included in the caption “Restructuring charges” in the

Company’s fiscal 2009 consolidated statements of operations. This amount includes a charge of $2.4 million recorded pursuant to ASC 715,“Compensation – Retirement Benefits” (“ASC 715”) relating to the voluntary retirement program. An additional $0.2 million was incurred in the first quarter of fiscal 2010 relating to this restructuring plan. A reserve for restructuring charges in the amount of $0.2 million is included on the Company’s balance sheet as of February 28, 2010, which includes the restructuring charges and other previously accrued amounts to be settled in connection with these separations. The Company expects these activities to be completed by the end of the third quarter of fiscal year 2011.

The following table summarizes the activity related to the accrual for restructuring charges for the fiscal year ended February 28, 2010 (in thousands):

	March 1, 2009 Balance	Charges	Payments	Non-Cash Items	February 28, 2010 Balance
Q4 Fiscal 2009 Restructuring Plan	$5,385	$221	$(5,293)	$(103)	$210
Q2 Fiscal 2010 Restructuring Plan
Employee severance and benefits	—	852	(751)		101
Asset impairment charges	—	408	(72)	(336)	—
Q4 Fiscal 2010 Restructuring Plan	—	642	—	138	780
	$5,385	$2,123	$(6,116)	$(301)	$1,091

The company expects to substantially complete payment of the fiscal 2009 restructuring charges by the end of the first quarter of fiscal 2011.

The following table summarizes the activity related to the accrual for restructuring charges for the fiscal year ended February 28, 2009 (in thousands) :

	March 1, 2008 Balance	Charges	Payments	Reclasses	Non-Cash Items	February 28, 2009 Balance
Q4 Fiscal 2009 Restructuring Plan	$0	$5,197	$(57)	$301	$(56)	$5,385
Q2 Fiscal 2002 Restructuring Plan	72	—	(72)	—	—	—
	$72	$5,197	$(129)	$301	$(56)	$5,385

15. BENEFIT AND INCENTIVE PLANS (INCLUDING SHARE-BASED PAYMENTS)

The Company has several stock-based compensation plans in effect under which incentive stock options and non-qualified stock options (collectively “stock options”), restricted stock awards and stock appreciation rights have been granted to employees and directors. In July 2009, the stockholders approved the 2009 Long Term Incentive Plan (the “LTIP”). The Company has ceased issuing stock options and restricted stock awards under previously established stock option and restricted stock plans, and has ceased issuing SARs, and instead is using the LTIP. In addition, the Company is now issuing stock options under the LTIP to members of the Board of Directors of the Company instead of stock appreciation rights. The Compensation Committee and management continue to evaluate means to effectively promote share ownership by employees and directors while offering industry-competitive compensation packages, including appropriate use of stock-based compensation awards.

Long Term Incentive Plan

Under the LTIP, the Compensation Committee of the Board of Directors is authorized to grant awards of stock options, restricted stock or restricted stock units, or other stock-based awards. The Committee is authorized under the LTIP to delegate its authority in certain circumstances. The purpose of this plan is to promote the interests of the Company and its shareholders by providing officers, directors and key employees with additional incentives and the opportunity, through stock ownership, to better align their interests with the Company’s and enhance their personal interest in its continued success. The maximum number of shares that may be delivered pursuant to awards granted under the LTIP is 1,000,000 plus: (i) any shares that have been authorized but not issued pursuant to previously established plans of the Company as of June 30, 2009, up to a maximum of an additional 500,000 shares; (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of June 30, 2009 and that subsequently expire unexercised, or are otherwise forfeited, up to a maximum of an additional 3,844,576 shares. The maximum number of incentive stock options that may be granted under the LTIP is 1,500,000. No participant may receive awards under the LTIP in any calendar year for more than 1,000,000 shares equivalents. Based on the above, as of February 28, 2010, awards amounting to 1,383,534 share equivalents may be granted under the LTIP, net of awards issued to date. For disclosure purposes, awards issued under the LTIP are through and including February 28, 2010 reflected in the statistics below by type of award.

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

Stock option plan activity is summarized below (shares and intrinsic value in thousands):

	Fiscal 2010 Shares	Weighted Average Exercise Price per Share	Fiscal 2009 Shares	Weighted Average Exercise Price per Share
Options outstanding, beginning of year	3,700	$22.40	3,413	$22.58
Granted	346	$19.64	677	$20.94
Exercised	(257)	$16.83	(163)	$18.70
Canceled, forfeited or expired	(309)	$24.93	(227)	$23.41
Options outstanding, end of year	3,480	$22.31	3,700	$22.40
Options exercisable, end of year	2,139	$22.06	1,947	$21.16

The following table summarizes information relating to currently outstanding and exercisable options as of February 28, 2010 (shares in thousands) :

Range of Exercise Prices	Weighted Average Remaining Lives	Options Outstanding	Weighted Average Exercise Prices	Options Exercisable	Weighted Average Exercise Prices
$10.56 - $17.62	5.2	1,180	$16.20	760	$16.10
$17.69 - $22.35	6.0	1,069	$20.53	610	$20.59
$22.38 - $29.70	5.2	546	$26.88	431	$26.93
$30.12 - $35.61	6.9	662	$31.79	328	$31.81
$36.13 - $36.13	7.7	23	36.13	10	36.13
	5.8	3,480	$22.31	2,139	$22.06

As of February 28, 2010, the weighted average remaining contractual life of stock options exercisable was 4.6 years and their aggregate intrinsic value was $2.7 million. The aggregate intrinsic value of options exercisable represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $19.52 at February 28, 2010, which would have been received by the option holders had all option holders exercised their vested options as of that date.

The weighted-average grant-date fair value was $8.86 per share for options granted during the twelve months ended February 28, 2010, $9.36 for options granted during the twelve months ended February 28, 2009, and $15.56 for options granted during the twelve months ended February 29, 2008.

The total intrinsic value of options exercised was $1.1 million for the twelve months ended February 28, 2010, $1.3 million for options exercised during the twelve months ended February 28, 2009, and $17.1 million for options exercised during the twelve months ended February 29, 2008.

Total fair value of options vested was $6.9 million for the twelve months ended February 28, 2010, $7.7 million for the twelve months ended February 28, 2009, and $9.5 million for the twelve months ended February 29, 2008.

The total remaining unrecognized compensation cost related to SMSC’s employee and director stock option plans is $11.6 million as February 28, 2010. The weighted average period over which the cost is expected to be recognized is 1.75 years.

Compensation expense recognized for stock options was $6.3 million in fiscal 2010, $7.0 million in fiscal 2009 and $7.9 million in fiscal 2008.

The Company estimates the grant date fair value of stock options using the Black-Scholes option pricing model. The Black-Scholes model requires certain assumptions, judgments and estimates by the Company to determine fair value, including expected stock price volatility, risk-free interest rate, and expected life. The Company based the expected volatility on historical volatility. There are no dividends expected to be paid on the Company’s common stock over the expected lives estimated.

The weighted average fair values per share of stock options granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Fiscal Years Ended
	February 28, 2010	February 28, 2009	February 29, 2008
Dividend yield	—	—	—
Expected volatility	47-50%	49%	52%
Risk-free interest rates	2.13%-2.48%	1.80% – 3.07%	2.55% – 4.59%
Expected lives (in years)	5.01	4.88	4.46

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees. The Company previously granted these awards, at its discretion, from the shares available under its 2001 and 2003 Stock Option and Restricted Stock Plans and its 2005 Inducement Stock Option and Restricted Stock Plan. The shares awarded were typically earned in 25 percent, 25 percent and 50 percent increments on the first, second and third anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The grant date fair value of these shares at the date of award is recorded as compensation expense ratably on a straight-line basis over the related vesting periods, as adjusted for forfeitures of unvested awards. Restricted stock awards are currently being granted from the LTIP, and will not be granted from previously established restricted stock award plans.

Restricted stock activity for the twelve months ended February 28, 2010 and February 28, 2009 is set forth below (shares in thousands) :

	Fiscal 2010 Shares	Weighted Average Grant-Date Fair Value	Fiscal 2009 Shares	Weighted Average Grant-Date Fair Value
Restricted stock shares outstanding, beginning of year	143	$28.25	210	$27.76
Granted	18	$16.87	77	$24.99
Canceled or expired	(8)	$27.87	(17)	$30.60
Vested	(63)	$28.70	(127)	$25.14
Restricted stock shares outstanding, end of year	90	$25.42	143	$28.25

The weighted-average grant-date fair value was $16.87 per share for RSAs granted during the twelve months ended February 28, 2010, $24.99 for RSAs granted during the twelve months ended February 28, 2009, and $35.25 for RSAs granted during the twelve months ended February 28, 2008.

The total pretax intrinsic value of restricted stock shares vested was $1.2 million for the twelve months ended February 28, 2010, $3.2 million for restricted stock shares vested during the twelve months ended February 28, 2009, and $3.2 million for restricted stock shares vested during the twelve months ended February 28, 2008.

The total fair value of restricted stock shares vested was $1.8 million for the twelve months ended February 29, 2010, $3.2 million for restricted stock shares vested during the twelve months ended February 28, 2009, and $2.2 million for restricted stock shares vested during the twelve months ended February 28, 2008.

Based on the closing price of the Company’s Class A common stock of $19.52 on February 28, 2010, the total pretax intrinsic value of all outstanding restricted stock shares was $1.8 million.

The total unrecognized compensation cost related to SMSC’s restricted stock plans is $1.2 million as of February 28, 2010. The weighted average period over which the cost is expected to be recognized is 1.19 years.

Stock Appreciation Rights Plan

In September 2004 and September 2006, the Company’s Board of Directors approved Stock Appreciation Rights (“SAR”) Plans (the “Plans”), the purpose of which are to attract, retain, reward and motivate employees and consultants to promote the Company’s best interests and to share in its future success. The Plans authorize the Board’s Compensation Committee to grant up to six million SAR awards to eligible officers, employees and consultants (after amendment to the 2006 SARs Plan, effective April 30, 2008). Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of SMSC common stock over the award’s exercise price. On July 11, 2006, the Company’s Board of Directors approved the 2006 Director Stock Appreciation Rights Plan. The Company can grant up to 200,000 Director SARs under this plan. On April 9, 2008, the Board of Directors authorized an increase in the number of SARs issuable pursuant to this plan from 200,000 to 400,000. The exercise price of a SAR is equal to the closing market price of SMSC stock on the date of grant. SAR awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant. The Company has currently ceased issuing SARs to employees and Directors and is using the LTIP instead.

The Company recognizes compensation expense for SARs using a graded vesting methodology, adjusting for changes in fair value from period to period. Compensation expense also includes adjustments for any exercises of SARs to record any differences between total cash paid at settlement and previously recognized compensation expenses. Prior to the adoption of guidance now codified as ASC Topic 718, “ Compensation — Stock

Compensation ” (“ASC 718”), the Company recognized compensation expense for SARs based on the excess of the award’s market value over its exercise price over the term of the award.

The total unrecognized compensation cost related to SMSC’s stock appreciation rights plan is $16.6 million as of February 28, 2010. The weighted average period over which the cost is expected to be recognized is 1.50 years.

Activity under the Stock Appreciation Rights Plan is summarized below (shares in thousands) :

	Fiscal 2010 SARs	Weighted Average Exercise Prices per Share	Fiscal 2009 SARs	Weighted Average Exercise Prices per Share	Fiscal 2008 SARs	Weighted Average Exercise Prices per Share
SARs outstanding, beginning of year	3,852	$27.22	2,711	$27.66	2,775	$25.54
Granted	1,399	$17.61	1,300	$26.23	382	$35.04
Exercised	(121)	$17.06	(61)	$24.02	(359)	$19.10
Canceled or expired	(364)	$26.72	(98)	$28.26	(87)	$27.74
SARs outstanding, end of year	4,766	$24.69	3,852	$27.22	2,711	$27.66
SARs exercisable, end of year	2,005	$26.58	1,356	$25.86	672	$24.98

As of February 28, 2010, the weighted average remaining contractual life of SARs outstanding was 7.5 years and their aggregate intrinsic value was $5.1 million.  As of February 28, 2009, the weighted average remaining contractual life of SARs exercisable was 7.8 years and their aggregate intrinsic value was $0.1 million. The aggregate intrinsic value of SARs exercisable represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $19.52 at February 28, 2010, which would have been received by all SARs holders had they exercised their SARs as of that date.

The weighted-average grant-date fair value was $9.63 per share for SARs granted during the twelve months ended February 28, 2010, $5.49 for SARs granted during the twelve months ended February 28, 2009, and $10.12 for SARs granted during the twelve months ended February 28, 2008.

Total fair value of SARs vested was $4.7 million for the twelve months ended February 28, 2010, $3.0 million for the twelve months ended February 28, 2009, and $5.1 million for the twelve months ended February 28, 2008.

Total cash paid in connection with SARs was $0.5 million for the twelve months ended February 28, 2010, $.3 million during the twelve months ended February 28, 2009, and $6.6 million during the twelve months ended February 28, 2008.

The Company recognized $8.5 million of compensation expense for these awards during fiscal 2010, $2.4 million of compensation expense for these awards during fiscal 2009, and $5.0 million of compensation expense for these awards during fiscal 2008.

The Company estimates compensation expense to be recognized for SARs using the Black-Scholes option pricing model. The Black-Scholes model requires certain assumptions, judgments and estimates by the Company to determine fair value, including expected stock price volatility, risk-free interest rate, and expected life. The Company based the expected volatility on historical volatility. Beginning in the first quarter of fiscal 2010, the Company based the expected term of SARs granted using the midpoint of the remaining term of the SARs. Prior to that, the Company based the expected term of SARs on an actuarial model. There were no dividends expected to be paid on the Company’s common stock over the expected lives estimated.

The weighted average fair values per share of stock appreciation rights granted in connection with the Company’s SAR incentive plans have been estimated utilizing the following assumptions:

Fiscal Years Ended
	February 28, 2010	February 28, 2009	February 29, 2008
Dividend yield	—	—	—
Expected volatility	41%-60%	44% – 52%	52%
Risk-free interest rates	0.15%-2.83%	0.62% – 3.07%	1.97% – 4.87%
Expected lives (in years)	0.50-6.20	0.71 – 6.47	1.04 – 4.44

Stock-Based Compensation Expense

Effective March 1, 2006 the Company adopted guidance now codified as ASC Topic 718, “ Compensation — Stock Compensation ” (“ASC 718”), which requires all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values (in the case of SARs, current fair values) and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition.

The following table summarizes the stock-based compensation expense for stock options, restricted stock awards and stock appreciation rights included in results of operations (in thousands) :

	Fiscal
	2010	2009	2008
Costs of goods sold	$(1,629)	$(1,237)	$(1,444)
Research and development	(4,571)	(3,563)	(6,682)
Selling, general and administrative	(9,770)	(7,927)	(7,021)
Stock-based compensation under ASC 718, before income tax benefit	(15,970)	(12,727)	(15,147)
Tax benefit	5,749	4,582	5,453
Stock-based compensation under ASC 718, after income tax benefit	$(10,221)	$(8,145)	$(9,694)
EPS Effect of ASC 718
Basic loss per share	$(0.46)	$(0.37)	$(0.42)
Diluted loss per share	$(0.46)	$(0.37)	$(0.41)
Weighted average common shares outstanding:
Basic	22,133	22,232	23,085
Diluted	22,133	22,232	23,623

The amounts above exclude $1.1 million of expense related to the 401K match issued in stock in the year ended February 28, 2010.

Supplemental Executive Retirement Plan

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) to provide senior management with retirement, disability and death benefits. The SERP’s retirement benefits are based upon the participant’s average compensation during the three-year period prior to retirement. An amendment to the SERP was executed on November 3, 2009, freezing the benefit level for existing participants as of February 28, 2010 and closing the SERP to new participants.

The following tables summarize changes in the SERP’s benefit obligation, the SERP’s plan assets and the SERP’s components of net periodic benefit costs, including key assumptions. The measurement dates for the SERP’s plan assets and obligations were February 28, 2010 and February 28, 2009 (in thousands) :

For the Fiscal Years Ended February 28	2010	2009
Change in benefit obligation:
Beginning of year	$7,307	$6,729
Service cost – benefits earned during the year	311	477
Amendments/Settlements/Curtailments	(840)	—
Interest cost	443	438
Benefit payments	(652)	(635)
Actuarial loss (gain)	842	298
End of year	$7,411	$7,307
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	652	635
Benefits paid	(652)	(635)
Fair value of plan assets at end of year	$—	$—
Amounts recognized in the statement of financial position:
Current liabilities	$(740)	$(635)
Non-current liabilities	(6,671)	(6,672)
Pension liability at end of year	$(7,411)	$(7,307)

For the Fiscal Years Ended February 28, 28 or 29,	2010	2009	2008
Components of net periodic benefit costs:
Service cost – benefits earned during the year	$311	$477	$474
Interest cost on projected benefit obligations	443	438	395
Amortization of net obligation	—	245	245
Net periodic pension expense	$754	$1,160	$1,114
Amounts recognized in accumulated other comprehensive loss:
Net loss	9	(295)
Total amount recognized in accumulated other comprehensive (income) loss	$9	$(295)

The projected benefit obligation and accumulated benefit obligation for the plan at February 28, 2010 and February 28, 2009 was as follows ( dollars in thousands ):

As of February 28,	2010	2009
Projected benefit obligation	$7,411	$7,307
Accumulated benefit obligation	$7,411	$6,617

As of February 28 or 29,	2010	2009	2008
Assumptions used in determining actuarial present value of benefit obligations:
Discount rate	5.25%	6.75%	6.74%
Weighted average rate of compensation increase	0.00%	5.00%	5.00%
Assumptions used to calculate periodic pension cost:
Discount rate	6.75%	6.75%	5.79%
Weighted average rate of compensation increase	5.00%	5.00%	5.00%

The discount rate used in the Plan’s measurement is based upon a weighted average of high-quality long-term investment yields during the six-month period preceding the date of measurement. The weighted average rate of compensation increase was increased in fiscal 2008 to better reflect management’s current expectations of future compensation trends.

Although the Plan is unfunded, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing benefits. The cash surrender value of these policies was approximately $1.7 million at February 28, 2010 and February 28, 2009.

Annual benefit payments under this plan are expected to be approximately $0.7 million in fiscal 2011 through fiscal 2013, respectively, and approximately $4.4 million cumulatively in fiscal 2014 through fiscal 2020. The Company expects contributions for the Plan in fiscal 2009 to be approximately $0.7 million.

The estimated portion of net gains and losses, prior service costs and credits and transition assets and obligations of the plan to be amortized during the next fiscal year is a negligible amount.

Retirement Plan — SMSC Japan

One of the Company’s subsidiaries, SMSC Japan, also maintains an unfunded retirement plan, which provides its employees and directors with separation benefits, consistent with customary practices in Japan. Benefits under this defined benefit plan are based upon length of service and compensation factors.

The following tables summarize changes in the plan’s benefit obligation, the plan assets and components of net periodic benefit costs, including key assumptions. The measurement dates for the plan assets and obligations were February 28, 2010 and February 28, 2009 (in thousands) :

For the Fiscal Years Ended February 28,	2010	2009
Change in benefit obligation:
Beginning of year	$1,586	$1,748
Service cost – benefits earned during the year	138	79
Interest cost	14	26
Benefit payments	(402)	(402)
Other	214	135
End of year	$1,550	$1,586
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	402	402
Benefits paid	(402)	(402)
Fair value of plan assets at end of year	$—	$—
Amounts recognized in the statement of financial position:
Current liabilities	$(187)	$(383)
Non-current liabilities	(1,363)	(1,203)
Net amounts recognized	$(1,550)	$(1,586)

For the Fiscal Years Ended February 28 or 29,	2010	2009	2008
Components of net periodic benefit costs:
Service cost – benefits earned during the year	$138	$79	$275
Interest cost on projected benefit obligations	14	26	27
Net amortization and deferral	—	—	20
Net periodic pension expense	$152	$105	$322
Amounts recognized in accumulated other comprehensive loss:
Transition obligation	$1	$1
Net loss	62	(7)
Total amount recognized in accumulated other comprehensive loss	$63	$(6)

The projected benefit obligation and accumulated benefit obligation for the plan at February 28, 2010 and February 28, 2009 was as follows ( dollars in thousands ):

As of February 28,	2010	2009
Projected benefit obligation	$1,550	$1,586
Accumulated benefit obligation	$1,372	$1,521

As of February 28 or 29,	2010	2009	2008
Assumptions used in determining actuarial present value of benefit obligations:
Discount rate	1.50%	1.50%	1.75%
Weighted average rate of compensation increase	3.00%	3.00%	3.00%
Assumptions used to calculate periodic pension cost:
Discount rate	1.50%	1.50%	1.75%
Weighted average rate of compensation increase	3.00%	3.00%	2.00%

The discount rate used in the Plan’s measurement is based upon an average of high-quality long-term investment yields in Japan. The weighted average rate of compensation increase reflects management’s current expectations of future compensation trends.

There are no benefit payments expected to be made by the plan in fiscal 2010. However, the plan as it pertains to non-director employees will be transitioned to a defined contribution plan over the next two years, and SMSC Japan intends on funding $0.3 million of the accrued pension cost over the next two years and transferring such amounts to the non-director employees defined contribution plan.

The transition obligations of the plan have been fully amortized as of February 28, 2010.

16. COMMITMENTS AND CONTINGENCIES

Leases

The Company and its subsidiaries lease certain facilities and equipment under operating leases. The facility leases generally provide for the lessee to pay taxes, maintenance, and certain other operating costs of the leased property.

At February 28, 2010 future minimum lease payments for non-cancelable lease obligations are as follows (in thousands) :

Minimum Lease Payments
2011	$4,510
2012	4,211
2013	3,918
2014	2,290
2015 and thereafter	10,584
Total minimum lease payments	$25,513

For all operating leases, the total rent expense was $3.7 million, $3.6 million and $3.6 million in fiscal 2010, 2009 and 2008 respectively.

Open Purchase Orders

As of February 28, 2010 the Company had approximately $7.8 million in obligations under open purchase orders. Open purchase orders represent agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including quantities to be purchased, pricing provisions and the approximate timing of the transactions. These obligations primarily relate to future purchases of wafers from foundries, assembly and testing services and manufacturing and design equipment.

Supplier Financing

During fiscal 2010 and 2009 the Company acquired $12.7 million and $1.2 million, respectively, of software and other tools used in product design, for which the suppliers provided payment terms through fiscal 2011.

At February 28, 2010, future supplier financing obligations are as follows (in thousands):

2011	$5,168
2012	4,866
2013	3,169
2014	222
Total supplier financing obligations	$13,425

The Company’s Consolidated Balance Sheets include the current portion of these obligations within Accrued expenses, income taxes and other liabilities, and the long-term portion within Other liabilities.

Contingent Consideration — Kleer Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of Kleer at the estimated fair value of $0.8 million as of February 28, 2010. The maximum amount of contingent consideration that can be earned by the sellers is $2.0 million as set forth in the purchase agreement.

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

17. SUPPLEMENTAL CASH FLOW DISCLOSURES

The Company acquired $12.7 million, $1.2 million and $4.1 million of design tools in fiscal 2010, 2009 and 2008, respectively, through long-term financing provided by suppliers. The Company had $11.4 million, $4.5 million and $6.7 million of outstanding balances due under such arrangements as of February 28 or 29, 2010, 2009 and 2008, respectively. The Company made cash payments in respect of obligations under supplier financing arrangements of $4.0 million, $3.4 million and $2.2 million for the years ended February 28 or 29, 2010, 2009 and 2008, respectively.

The Company made cash payments for federal, state and foreign income taxes payable of $3.3 million, $6.0 million and $7.9 million in fiscal 2010, 2009 and 2008, respectively.

18. INDUSTRY SEGMENT, GEOGRAPHIC, CUSTOMER AND SUPPLIER INFORMATION

Industry Segment

Given the Company’s focus on developing products that can address multiple end markets, market demand for products that contain more than one element of SMSC’s technology solutions and the impact that these trends have had on the management of the Company’s business and internal reporting, since the quarter ending November 30, 2005, the Company has concluded that it operates and reports as a single business segment — the design, development, and marketing of semiconductor integrated circuits. This change had no impact on the Company’s disclosure because it previously aggregated the results of operating segments into one reportable segment under the aggregation criteria set forth in ASC Topic 280 “ Segment Reporting ”.

Sales and Revenues by Geographic Region

The Company’s sales by country are based upon the geographic location of the customers who purchase the Company’s products. For product sales to electronic component distributors, their countries may be different from those of the end customers. The information below summarizes sales and revenues to unaffiliated customers by country (in thousands) :

For the Fiscal Years Ended February 28 and 29,	2010	2009	2008
China	$82,593	$65,187	$94,200
Taiwan	75,548	94,163	103,661
Japan	47,055	50,963	52,132
United States	21,665	28,791	34,531
Germany	20,852	28,207	35,650
Other	60,065	58,185	57,675
	$307,778	$325,496	$377,849

Significant Customers

From period to period, several key customers can account for a significant portion of the Company’s sales and revenues. Sales and revenues from significant customers for fiscal 2010, 2009 and 2008, stated as percentages of total sales and revenues, are summarized as follows:

For Fiscal Years Ended February 28 and 29,	2010	2009	2008
Avnet Asia	12%	*	*
Yosun Industrial (including Sertek)	*	17%	19%
Tech-Com Computer	*	*	11%

*	Less than 10%

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

In fiscal 2010, one customer, Avnet Asia, accounted for more than 10 percent of net revenues (12 percent in fiscal 2010). In fiscal 2009, one customer, Yosun Industrial, accounted for more than 10 percent of net revenues (17 percent in fiscal 2009, and 19 percent in fiscal 2008). Yosun is a former distributor of SMSC products in Asia that resells the company’s product to many different end users. In March 2007, Yosun Industrial acquired Sertek, another former distributor of the Company’s products. Sales to Yosun and Sertek have been combined for all periods presented above. As part of an ongoing strategic realignment of its sales and distribution channels. SMSC terminated its relationship with Sertek and Yosun in October, 2008 and December, 2009, respectively The business formerly conducted through Sertek and Yosun has been redirected to a mix of new and existing SMSC distributors and direct customers. See Part I Item 1.A. — Risk Factors — Shipments to ODMs and Other Integrators for further discussion.

The Company expects that a small number of larger customers will continue to account for a significant portion of its sales and revenues in fiscal 2010 and for the foreseeable future. The Company does not believe that the change in identity of the customers from 2008-2010 represents a fundamental change in its business, rather the change in top customers, in part, is due to the shifting nature of OEM preferences for where they have their product designs manufactured, industry consolidation or ODM customers changing the distributor from whom they purchase the Company’s products.

The Company’s financial results are heavily dependent on United States based computer manufacturers who drive a significant portion of the ultimate demand for the Company’s products. In addition, customers in Asia are becoming an increasingly significant source of demand for the Company.

Long-Lived Assets by Geographic Region

The Company’s long-lived assets include net property and equipment, goodwill and other intangible assets, deferred income taxes and various long-lived financial instruments. Net property, plant and equipment by geographic area consists of the following (in thousands) :

As of February 28,	2010	2009
United States	$61,258	$64,248
Germany	1,136	1,043
Japan and Other Asia Pacific	4,408	344
	$66,802	$65,635

Significant Suppliers

The Company does not operate a wafer fabrication facility. Three independent semiconductor wafer foundries in Asia currently supply substantially all of the Company’s devices in current production. In addition, substantially all of the Company’s products are assembled by several independent subcontractors in Asia.

19. RELATED PARTY TRANSACTIONS

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

During fiscal 2010, the Company purchased approximately $1.1 million of products, spare parts and services from Delta and a negligible amount from Rasco.

During fiscal 2009, the Company purchased $0.7 million of products, spare parts and services from Delta and $0.2 million of products, spare parts and services from Rasco. During fiscal 2008, the Company purchased $2.4 million of test equipment, services and supplies from Delta.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data; the sum of the net income per share amounts may not total due to rounding)

Fiscal 2010

	Quarter Ended
	May 31	Aug. 31	Nov. 30	Feb. 28
Sales and revenues	$62,479	$75,075	$87,236	$82,989
Gross profit	$27,799	$35,543	$45,034	$43,666
(Loss) income from operations	$(14,597)	$(10,056)	$9,439	$(616)
Net (loss) income	$(9,196)	$(6,534)	$6,806	$(355)
Net (loss) income per share:
Basic	$(0.42)	$(0.30)	$0.31	$(0.02)
Diluted	$(0.42)	$(0.30)	$0.30	$(0.02)
Weighted average shares outstanding:
Basic	21,901	22,054	22,239	22,349
Diluted	21,901	22,054	22,442	22,349

Gross profit and loss from operations and net loss for the three month period ended February 28, 2010 include a credit to costs of goods sold of approximately $1.0 million for the reduction of accounts payable related to an unreconciled amount within inventory received not invoiced to correct an error from prior periods. In addition, income from operations and net income for the three month period ended February 28, 2010 include a credit to pension related expenses of $0.3 million for the correction of an error relating to the three month period ended November 30, 2009.

Fiscal 2009

	Quarter Ended
	May 31	Aug. 31	Nov. 30	Feb. 29
Sales and revenues	$92,790	$97,196	$84,268	$51,241
Gross profit	$47,144	$49,667	$43,240	$21,753
Income (loss) from operations	$4,717	$10,050	$5,832	$(78,752)
Net income (loss)	$4,478	$8,703	$9,053	$(71,643)
Net income (loss) per share:
Basic	$0.20	$0.39	$0.41	$(3.27)
Diluted	$0.20	$0.38	$0.41	$(3.27)
Weighted average shares outstanding:
Basic	22,583	22,349	22,101	21,904
Diluted	22,887	22,608	22,221	21,904

Loss from operations and net loss for the three month period ended February 28, 2009 include a charge of $52.3 million for the impairment of goodwill related to the OASIS acquisition. Income from operations and net income for the three month period ended August 31, 2008 include approximately $0.4 million of stock-based compensation expense relating to prior periods amending the method of amortization for deferred compensation relating to certain restricted stock awards (“RSAs”) granted between March 1, 2006 and May 31, 2008. In addition, the benefit from income taxes includes an additional $0.1 million in net benefit relating to the correction of errors within the net loss for the three month period ended February 28, 2009 of certain deferred tax balances.

Schedule II — Valuation and Qualifying Accounts

For the Three Fiscal Years Ended February 28, 2010

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(in thousands)
Fiscal Year Ended February 28, 2010
Allowance for Doubtful Accounts	$438	$26	$—	$—		$464
Reserve for Product Returns	$250	$198	$—	$(298	) (a)	$150
Valuation Allowance on Net Deferred Taxes	$5,835	$(485)	$(1,208)	$—		$4,142
Fiscal Year Ended February 28, 2009
Allowance for Doubtful Accounts	$438	$—	$—	$—		$438
Reserve for Product Returns	$345	$530	$—	$(625	) (a)	$250
Valuation Allowance on Net Deferred Taxes	$2,045	$1,396	$2,394	$—		$5,835
Fiscal Year Ended February 29, 2008
Allowance for Doubtful Accounts	$438	$—	$—	$—		$438
Reserve for Product Returns	$293	$1,421	$—	$(1,369	) (a)	$345
Valuation Allowance on Net Deferred Taxes	$1,900	$145	$—	$—		$2,045

(a)	Represents sales value of expected returns of product from customers based on historical experience and recent trends.

INDEX TO EXHIBITS

Exhibit No	Description
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

10.1*	Employment Agreement with Steven J. Bilodeau, dated March 19, 2007, incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed on March 23, 2007.
10.2*	Transition Agreement dated June 3, 2008 with Steven J. Bilodeau incorporated by reference to Exhibit 99.1 to the registrant’s Form 8-K filed on June 6, 2008.
10.3*	Employment Agreement amended and restated as of October 1, 2008 with Christine King incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on November 9, 2009.
10.4*	Letter Agreement with Kris Sennesael dated December 8, 2008 incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on December 10, 2008.
10.5*
Amendment to Letter Agreement between Kris Sennesael and Standard Microsystems Corporation dated as of November 3, 2009 incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K as filed on November 9, 2009.

10.6*
Indemnity Agreement with Steven J. Bilodeau, Peter Dicks, Timothy P. Craig, Ivan T. Fritsch, James A. Donohue, Andrew M. Caggia, Christine King, Stephen C. McCluski, Dr. Kenneth Kin, Walter Siegel, David S. Smith, Joseph S. Durko, and Kris Sennesael incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on November 23, 2005.

10.7*	Letter Agreement with Walter Siegel dated as of November 3, 2009 incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on November 9, 2009.
10.8*	Letter Agreement with David Coller dated February 4, 2009 filed herewith.
10.9*	Amendment to Letter Agreement with David Coller dated February 4, 2009 filed herewith.
10.10*	Term Sheet for Relocation for David Coller filed herewith.
10.11*	Letter Agreement with Roger Wendelken dated May 26, 2009 filed herewith.

10.12*	Amendment to Letter Agreement with Roger Wendelken dated May 26, 2009 filed herewith.
10.13*	1994 Director Stock Option Plan, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated May 31, 1995.
10.14*	2001 Director Stock Option Plan, incorporated by reference to Exhibit B to the registrant’s Proxy Statement dated July 11, 2001.
10.15*	Amendment to the 2001 Director Stock Option Plan, dated April 4, 2002, incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-K for the fiscal year ended February 28, 2002.
10.16*	Amendment to the 1994 Director Stock Option Plan, adopted July 14, 1998, incorporated by reference to information appearing on page 11 of the registrant’s Proxy Statement dated June 1, 1998.
10.17*	Retirement Plan for Directors, incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-K for the fiscal year ended February 28, 1995.
10.18*	Amendment to the Retirement Plan for Directors, incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-K for the fiscal year ended February 28, 2002.
10.19*	1993 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated May 25, 1993.
10.20*	2005 Supplemental Executive Retirement Plan, amended and restated as of January 1, 2008 incorporated by reference to Exhibit 10.1 to the registrants’ Form 8-K filed on November 7, 2008.
10.21*	Amendment No. 1 to the Standard Microsystems Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on November 9, 2009.
10.22*	Amendment No. 2 to the Standard Microsystems Corporation Supplemental Executive Retirement Plan filed herewith.
10.23*	Standard Microsystems Corporation Severance Plan amended and restated as of November 3, 2009 filed herewith.
10.24*
Resolutions adopted October 31, 1994, amending the Retirement Plan for Directors and the Executive Retirement Plan, incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K for the fiscal year ended February 28, 1995.

10.25*	1994 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated May 26, 1994.
10.26*
Resolutions adopted January 3, 1995, amending the 1994, 1993 and 1989 Stock Option Plans and the 1991 Restricted Stock Plan, incorporated by reference to Exhibit 10.19 to the registrant’s Form 10-K for the fiscal year ended February 28, 1995.

10.27*	1996 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s proxy statement dated June 21, 1996 for Officers and Key Employees.
10.28*	1998 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated June 1, 1998.

10.29*	1999 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated June 9, 1999.
10.30*	2000 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated June 6, 2000.
10.31*	2001 Stock Option and Restricted Stock Plan for Officers and Key Employees, incorporated by reference to Exhibit C to the registrant’s Proxy Statement dated June 11, 2001.
10.32*
Resolutions adopted April 7, 2004, amending the 1999 and 2000 Stock Option Plans and the 2001 and 2003 Stock Option and Restricted Stock Plans, incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarterly period ended August 31, 2004.

10.33*
Standard Microsystems Corporation Plan for Deferred Compensation in Common Stock for Outside Directors as amended and restated, effective May 22, 2009 incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q filed on July 7, 2009.

10.34*	2002 Inducement Stock Option Plan, incorporated by reference to Exhibit 10.26 to the registrant’s Form 10-K for the fiscal year ended February 28, 2003.
10.35*	2003 Director Stock Option Plan, incorporated by reference to Exhibit C to the registrant’s Proxy Statement dated July 9, 2003.
10.36*	2003 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit B to the registrant’s Proxy Statement dated July 9, 2003.
10.37*	2003 Inducement Stock Option Plan, incorporated by reference to Exhibit 4.3 to the registrant’s Form S-8 filed September 15, 2003.
10.38*	2004 Employee Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on October 1, 2004.
10.39*	2004 Inducement Stock Option Plan, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 filed on July 17, 2005.
10.40*	2005 Director Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q filed on October 11, 2005.
10.41*
2005 Inducement Stock Option and Restricted Stock Plan of Standard Microsystems Corporation, as amended on September 9, 2005, incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on October 26, 2005.

10.42*
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

10.43*
Standard Microsystems Corporation 2006 Directors Stock Appreciation Rights Plan, as amended and restated on June 1, 2009, incorporated by reference to Exhibit 10.1 to the Registrant’s 10-Q filed on July 7, 2009.

10.44*	2006 Employee Stock Appreciation Rights Plan, as adopted on September 1, 2006, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on September 1, 2006.
10.45*	Amendment to Standard Microsystems Corporation 2006 Employee Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on April 30, 2008.
10.46*
April 9, 2007 Amendment to the 2005 Inducement Stock Option and Restricted Stock Plan of Standard Microsystems Corporation incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-K filed on April 30, 2007.

10.47*
Amendment to 2005 Inducement Stock Option Plan and Restricted Stock Plan of Standard Microsystems Corporation, incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on April 30, 2008.

10.48*	Standard Microsystems Corporation 2009 Long Term Incentive Plan incorporated by reference to Attachment A to the Registrant’s Proxy Statement for its 2009 Annual Meeting of shareholders.
10.49*	Form of stock option agreement for the Standard Microsystems 2009 Long Term Incentive Plan incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on July 14, 2009.
10.50*
Form of restricted stock unit agreement for the Standard Microsystems Corporation 2009 Long Term Incentive Plan incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q filed on January 7, 2010.

10.51*	Resolution adopted to modify compensation provided to non-employee directors, dated December 21, 2004, incorporated by reference to Item 1.01 in the registrant’s Form 8-K filed on December 23, 2004.
10.52*	Standard Microsystems Corporation Selected Officer Management Incentive Plan, incorporated by reference to Attachment B to the registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders.

10.53*	Standard Microsystems Corporation Management Incentive Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on April 27, 2009.
10.54*
Agreement and Plan of Merger among Standard Microsystems Corporation, SMSC Sub, Inc., and Gain Technology Corporation, dated April 29, 2002, incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed on June 19, 2002.

10.55*
Share Purchase Agreement by and among Standard Microsystems Corporation, SMSC GmbH and the Shareholders of OASIS Silicon Systems Holding AG, dated March 30, 2005, incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed on April 5, 2005.

21.	Subsidiaries of the Registrant filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Indicates a management or compensatory plan or arrangement.