Form 10-Q
period 2010-05-31
STANDARD MICROSYSTEMS CORP
filed 2010-07-07
CIK 93384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2010

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

As of June 30, 2010 there were 22,587,445 shares of the registrant’s common stock outstanding.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

i

PART I

Item 1. — Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 31, 2010	February 28, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$125,340	$109,141
Short-term investments	30,400	30,500
Accounts receivable, net	54,466	47,972
Inventories	41,375	44,374
Deferred income taxes	26,912	23,278
Other current assets	6,445	6,613
Total current assets	284,938	261,878
Property, plant and equipment, net	66,068	66,802
Goodwill	53,970	54,414
Intangible assets, net	26,752	30,495
Long-term investments, net	37,081	42,957
Investments in equity securities	7,238	7,238
Deferred income taxes	12,451	11,364
Other assets	4,143	4,188
Total assets	$492,641	$479,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,588	$25,992
Deferred income from distribution	20,767	16,125
Accrued expenses, income taxes and other current liabilities	52,159	48,424
Total current liabilities	101,514	90,541
Deferred income taxes	4,858	3,963
Other liabilities	21,785	22,944
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	2,706	2,688
Additional paid-in capital	346,035	340,959
Retained earnings	117,291	116,664
Treasury stock, at cost	(101,199)	(101,199)
Accumulated other comprehensive (loss) income	(349)	2,776
Total shareholders' equity	364,484	361,888
Total liabilities and shareholders’ equity	$492,641	$479,336

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended May 31,
	2010	2009
	(Unaudited)
Sales and revenues	$97,159	$62,479
Costs of goods sold	45,364	34,767
Gross profit on sales and revenue	51,795	27,712
Operating expenses:
Research and development	23,819	18,466
Selling, general and administrative	25,353	21,572
Restructuring charges	821	221
Settlement charge	-	2,050
Income (loss) from operations	1,802	(14,597)
Interest income	144	430
Interest expense	(29)	(20)
Other expense, net	(156)	(294)
Income (loss) before provision for (benefit from) income taxes	1,761	(14,481)
Provision for (benefit from) income taxes	1,134	(5,285)
Net income (loss)	$627	$(9,196)
Net income (loss) per share:
Basic	$0.03	$(0.42)
Diluted	$0.03	$(0.42)
Weighted average common shares outstanding:
Basic	22,481	21,901
Diluted	22,787	21,901

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended May 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$627	$(9,196)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,688	5,301
Stock-based compensation	7,739	5,890
Deferred income taxes	(3,714)	(5,892)
Deferred income on shipments to distributors	4,642	3,342
Foreign exchange gain (loss)	927	(23)
Excess tax benefits from stock-based compensation	(64)	(1)
Loss on sale of property, plant, and equipment	47	13
Non-cash restructuring charges	-	221
Settlement charge	-	2,050
Provision for sales returns and allowances	239	79
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(7,536)	(9,874)
Inventories	2,045	9,008
Accounts payable, accrued expenses and other current liabilities	(596)	1,694
Accrued restructuring charges	(760)	(4,187)
Income taxes payable	3,153	5,039
Other changes, net	(382)	(55)
Net cash provided by operating activities	12,055	3,409
Cash flows from investing activities:
Capital expenditures	(3,174)	(1,211)
Purchases of short-term and long-term investments	(14,900)	—
Sales of short-term and long-term investments	21,400	8,000
Net cash provided by investing activities	3,326	6,789
Cash flows from financing activities:
Excess tax benefits from stock-based compensation	64	1
Proceeds from issuance of common stock	3,316	541
Repayments of obligations under supplier financing arrangements	(1,190)	(506)
Net cash provided by financing activities	2,190	36
Effect of foreign exchange rate changes on cash and cash equivalents	(1,372)	1,291
Net increase in cash and cash equivalents	16,199	11,525
Cash and cash equivalents at beginning of period	109,141	97,156
Cash and cash equivalents at end of period	$125,340	$108,681

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures of Standard Microsystems Corporation and subsidiaries (“SMSC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), reflecting all adjustments (consisting only of normal, recurring adjustments) which in management’s opinion are necessary to present fairly the Company’s financial position as of May 31, 2010, results of operations for the three-month periods ended May 31, 2010 and 2009 and cash flows for the three-month periods ended May 31, 2010 and 2009 (collectively, including accompanying notes and disclosures, the “Interim Financial Statements”). The February 28, 2010 balance sheet information has been derived from audited financial statements, but does not include all information or disclosures required by U.S. GAAP.

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

These Interim Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended February 28, 2010 included in the Company’s Annual Report on Form 10-K, as filed on April 28, 2010 with the SEC (the “Fiscal 2010 Form 10-K”).

Results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year or any future periods.

Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the fiscal 2011 presentation reflected in these Interim Financial Statements. Specifically, the Company reclassified $0.1 million in amortization of technology intangibles previously included in selling, general and administrative costs to cost of goods sold on the consolidated statements of operations in the first quarter of fiscal 2010 to conform to the current period presentation.

2. Recent Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “ Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASU 2009-14, “ Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (i) vendor-specific objective evidence, or “VSOE”, or (ii) third-party evidence, or “TPE”, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for SMSC for revenue arrangements entered into or materially modified in the first quarter of fiscal year 2012. Early adoption is permitted. We are currently evaluating the impact that the adoption of these ASUs will have on our consolidated financial statements.

In January 2010, the FASB issued new standards in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standards also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures were adopted by SMSC beginning in the first quarter of fiscal 2011. The adoption of ASC 820 did not have a material effect on our consolidated financial statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Fair Value

In September 2006, the FASB issued a new standard for fair value measurement now codified as ASC Topic 820, “ Fair Value Measurements and Disclosures ” (“ASC 820”),which defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, management considers the principal or most advantageous market in which the Company would transact, and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The following table summarizes the composition of the Company’s investments at May 31, 2010 and February 28, 2010 (in thousands) :

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classification on Balance Sheet
May 31, 2010					Cash	Short-Term Investments	Investments in equity securities	Long-Term Investments
Marketable equity securities	$143	$—	$(43)	$100	$—	$—	$—	$100
Non-marketable equity investments	7,238	—	—	7,238	—	—	7,238	—
Auction rate securities	40,100	—	(3,119)	36,981	—	—	—	36,981
Short-Term Investments	30,400	—	—	30,400	—	30,400	—	—
Money market funds	75,784	—	—	75,784	75,784	—	—	—
	$153,665	$—	$(3,162)	$150,503	$75,784	$30,400	$7,238	$37,081

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classification on Balance Sheet
February 28, 2010					Cash	Short-Term Investments	Investments in equity securities	Long-Term Investments
Marketable equity securities	$143	$—	$(44)	$99	$—	$—	$—	$99
Non-marketable equity investments	7,238	—	—	7,238	—	—	7,238	—
Auction rate securities	46,500	—	(3,642)	42,858	—	—	—	42,858
Short-Term Investments	30,500	—	—	30,500	—	30,500	—	—
Money market funds	87,108	—	—	87,108	87,108	—	—	—
	$171,489	$—	$(3,686)	$167,803	$87,108	$30,500	$7,238	$42,957

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Fair Value  – (continued)

The Company classifies all marketable debt and equity securities with remaining contractual maturities of greater than one year as long-term investments. As of May 31, 2010 the Company held approximately $37.0 million of investments in auction rate securities (net of $3.1 million in unrealized losses) with maturities ranging from 11 years to 31 years, all classified as available-for-sale. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of May 31, 2010, all of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies.

The cost basis and estimated fair values of available-for-sale securities at May 31, 2010 by contractual maturity are shown below ( in thousands ):

	Cost	Estimated Fair Value
Due in ten through twenty years	$12,100	$11,227
Due in over twenty years	28,000	25,754
Total	$40,100	$36,981

Expected maturities of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, including investments, equity securities, cash surrender value of life insurance policies and cash equivalents at May 31, 2010 ( in thousands ):

	Total Fair Value at 5/31/2010	Fair Value Measurements at Report Date Using
		Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$100	$100	$—	$—
Non-marketable equity investments	7,238	—	—	7,238
Auction rate securities	36,981	—	650	36,331
Short-term investment	30,400	30,400	—	—
Money market funds	75,784	75,784	—	—
Other assets-cash surrender value	1,663	—	1,663	—
Total Assets	$152,166	$106,284	$2,313	$43,569

At May 31, 2010, the Company grouped money market funds and equity securities using a Level 1 valuation because market prices are readily available. Level 2 financial assets and liabilities represent the fair value of cash surrender value of life insurance as well as auction rate securities that have been redeemed at par subsequent to the May 31, 2010 reporting date. At May 31, 2010, the assets grouped for Level 3 valuation were auction rate securities consisting of AAA rated securities mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Fair Value  – (continued)

When a determination is made to classify a financial instrument within Level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may consider some observable market inputs. The following table reflects the activity for the Company’s major classes of assets measured at fair value using Level 3 inputs ( in thousands):

Three Months Ended May 31, 2010
Balance at March 1, 2010	$50,096
Transfers out to Level 2 (Auction Rate Securities with market inputs)	(650)
Purchases of Level 3 investments	—
Sales of Level 3 investments	(6,400)
Total gains and losses:
Included in earnings (realized)	—
Unrealized gains included in accumulated other comprehensive income	523
Balance as of May 31, 2010	$43,569

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

As a result, as of May 31, 2010, the Company recorded an estimated cumulative unrealized loss of $3.1 million ($3.0 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income (loss) within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuer. Further, the auction rate securities held by the Company are AAA rated, and the Company considers the credit risk to be negligible. The Company continues to liquidate investments in auction rate securities as opportunities arise. In the three month period ended May 31, 2010, $6.4 million in auction rate securities were liquidated at par in connection with issuer calls. Subsequent to May 31, 2010, an additional $0.7 million in auction rate securities were also liquidated at par, also as a consequence of issuer calls.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Comprehensive Loss

The Company’s other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries whose functional currency is other than the U.S. dollar and unrealized gains and losses on investments classified as available-for-sale.

The components of the Company’s comprehensive loss for the three-month period ended May 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended May 31,
	2010	2009
Net income (loss)	$627	$(9,196)
Other comprehensive income (loss):
Change in foreign currency translation adjustments	(3,646)	3,828
Change in unrealized gain on marketable equity securities	521	1,244
Total comprehensive loss	$(2,498)	$(4,124)

The components of the Company’s accumulated other comprehensive loss as of May 31, 2010 and February 28, 2010, net of taxes, were as follows (in thousands) :

	May 31, 2010	February 28, 2010
Unrealized losses on investments	$(3,055)	$(3,576)
Foreign currency items	2,748	6,394
Changes in defined benefit plans	(42)	(42)
Total accumulated other comprehensive (loss) income	$(349)	$2,776

5. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated using the sum of weighted-average number of common shares outstanding during the period, plus the dilutive effect of shares issuable through stock options.

The shares used in calculating basic and diluted net income (loss) per share for the condensed consolidated statements of operations included within this report are reconciled as follows (in thousands) :

	Three Months Ended May 31,
	2010	2009
Weighted average shares outstanding for basic net income per share	22,481	21,901
Dilutive effect of stock options	306	—
Weighted average shares outstanding for diluted net income per share	22,787	21,901

Options covering approximately 1.7 million and 3.7 million shares for the three month periods ended May 31, 2010 and 2009, respectively, were excluded from the computation of average shares outstanding for diluted net income (loss) per share because their effects were antidilutive.

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
$6.3

The majority of Kleer’s net assets, including goodwill, are located in Luxembourg, and the functional currency of Kleer’s operations is the US Dollar (“USD”). Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired. Kleer technology provides a natural extension to SMSC’s consumer and automotive connectivity portfolio. This technology extends our ability to service our OEM customers with a broad portfolio of solutions. These factors contributed to the recognition of goodwill as a component of the purchase price. In accordance with ASC Topic 350, “ Intangibles — Goodwill and Other”, goodwill is not amortized but is tested for impairment at least annually.

The acquisition of Kleer was not significant to the Company’s consolidated results of operations for the quarter ended May 31, 2010.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The acquisition of K2L was not significant to the Company’s consolidated results of operations for the quarter ended May 31, 2010.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table summarizes the components of the purchase price (in millions) :

Total Consideration at Fair Value
Cash	$2.1
SMSC common stock (57,201 shares)	1.3
$3.4

The following table summarizes the allocation of the purchase price (in millions) :

Cash and cash equivalents	$0.2
Accounts receivable	0.3
Property and equipment	0.1
Customer relationships	0.4
Goodwill (of which $1.0 million is tax-deductible)	2.4
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

Goodwill represents the excess of the purchase price over the fair values of the net tangible and identifiable intangible assets acquired. This acquisition significantly expands SMSC’s engineering, design and software development capabilities by adding an assembled workforce of approximately 50 highly skilled engineers into SMSC’s operations. These factors contributed to the recognition of goodwill as a component of the purchase price. In accordance with ASC Topic 350, “ Intangibles — Goodwill and Other”, goodwill is not amortized but is tested for impairment at least annually.

The acquisition of Tallika was not significant to the Company’s consolidated results of operations for the quarter ended May 31, 2010.

7. Investments

Short-term investments consist of investments in obligations with maturities of between three and twelve months, at acquisition. All of these investments are classified as available-for-sale. The cost of these short-term investments approximate their market values as of May 31, 2010.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

With the recent investments in Symwave and Canesta in fiscal 2010, the Company now has investments in non-marketable equity securities of development-stage enterprises (accounted for as cost-basis investments and included in the Investments in equity securities caption of the consolidated balance sheet for May 31, 2010). Such investments are reviewed periodically for potential impairment, at least annually (in the fourth fiscal quarter) or at interim dates if facts and circumstances indicate impairment may have occurred.

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

Goodwill is tested for impairment in value annually, as well as when events or circumstances indicate possible impairment in value. The Company performs an annual goodwill impairment review during the fourth quarter of each fiscal year. The Company completed its most recent annual goodwill impairment review during the fourth quarter of fiscal 2010. In accordance with ASC Topic 350, “Intangibles — Goodwill and Other” (“ASC 350”), we compared the carrying value of each of our reporting units that existed at those times to their estimated fair value. For purposes of ASC 350 testing, the Company has three reporting units: the automotive reporting unit, the wireless audio reporting unit and the analog/mixed signal reporting unit. The automotive unit consists of those portions of the business that were acquired in the March 30, 2005 acquisition of OASIS including the infotainment networking technology known as Media Oriented Systems Transport (“MOST”). The wireless audio unit consists of those portions of the business that were acquired in the February 16, 2010 acquisition of Kleer. The analog/mixed signal reporting unit is comprised of most other portions of the business.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in the carrying amount of goodwill, net, on a consolidated basis, for the three months ended May 31, 2010 and the twelve months ended February 28, 2010, consist of the following (in thousands):

	OASIS	Tallika	K2L	Kleer	Gain Technologies	TOTAL
Three Months Ended May 31, 2010
Balance, beginning of year	$67,186	$2,404	$4,411	$3,278	$29,435	$106,714
Accumulated impairment	(52,300)	—	—	—	—	(52,300)
	14,886	2,404	4,411	3,278	29,435	54,414
Foreign exchange rate impact	—	(16)	(428)	—	—	(444)

Balance, May 31, 2010	67,186	2,388	3,983	3,278	29,435	106,270
Accumulated impairment	(52,300)	—	—	—	—	(52,300)
	$14,886	$2,388	$3,983	$3,278	$29,435	$53,970

	OASIS	Tallika	K2L	Kleer	Gain Technologies	TOTAL
Year Ended February 28, 2010
Balance, beginning of year	$67,186	$—	$—	$—	$29,435	$96,621
Accumulated impairment	(52,300)	—	—	—	—	(52,300)
	14,886	—	—	—	29,435	44,321
Goodwill acquired	—	2,404	4,778	3,278	—	10,460
Foreign exchange rate impact	—	—	(367)	—	—	(367)

Balance, end of year	67,186	2,404	4.411	3,278	29,435	106,714
Accumulated impairment	(52,300)	—	—	—	—	(52,300)
	$14,886	$2,404	$4,411	$3,278	$29,435	$54,414

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

Intangible assets that are denominated in a functional currency other than the U.S. dollar have been translated into U.S. dollars using the exchange rate in effect on the reporting date. As of May 31, 2010 and February 28, 2010, the Company’s identifiable intangible assets consisted of the following:

	5/31/2010		2/28/2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(in thousands)
Purchased technologies	$39,150	$26,671	$42,767	$26,675
Customer relationships and contracts	12,730	7,280	13,900	7,368
Other	3,563	632	2,132	670
Total – finite-lived intangible assets	55,443	34,583	58,799	34,713
Trademarks and trade names	5,892	—	6,409	—
	$61,335	$34,583	$65,208	$34,713

Total amortization expense recorded for finite-lived intangible assets was $1.8 million and $1.5 million for the three month period ended May 31, 2010 and 2009 respectively.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Estimated future finite-lived intangible asset amortization expense is as follows (in thousands) :

Period	Amount
Remainder of Fiscal 2011	$5,054
Fiscal 2012	$6,472
Fiscal 2013	$5,914
Fiscal 2014	$1,040
Fiscal 2015	$607
Fiscal 2016 and thereafter	$1,773

9. Other Balance Sheet Data

Inventories, net are valued at standard cost (which approximates the lower of first-in, first-out cost) or market and consist of the following (in thousands) :

	May 31, 2010	February 28, 2010
Raw materials	$1,883	$1,442
Work-in-process	15,976	15,924
Finished goods	23,516	27,008
	$41,375	$44,374

Property, plant and equipment (in thousands) :

	May 31, 2010	February 28, 2010
Land	$578	$578
Buildings and improvements	37,845	38,606
Machinery and equipment	122,626	119,241
	161,049	158,425
Less: accumulated depreciation	(94,981)	(91,623)
	$66,068	$66,802

Accrued expenses, income taxes and other current liabilities (in thousands):

	May 31, 2010	February 28, 2010
Compensation, incentives and benefits	$12,225	$15,086
Stock appreciation rights	20,018	14,579
Supplier financing – current portion	4,445	4,274
Restructuring charges	331	1,091
Accrued rent obligations	2,897	2,959
Income taxes payable	5,896	2,261
Other	6,347	8,174
	$52,159	$48,424

Other liabilities (in thousands):

	May 31, 2010	February 28, 2010
Retirement benefits	$8,297	$8,349
Income taxes	5,284	5,230
Supplier financing – long-term portion	6,152	7,153
Other	2,052	2,212
	$21,785	$22,944

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

Deferred income on shipments to distributors consists of the following (in thousands):

	May 31, 2010	February 28, 2010
Deferred sales revenue	$30,784	$24,823
Deferred COGS	(5,763)	(4,909)
Provisions for sales returns	1,457	1,625
Distributor advances for price allowances	(5,746)	(5,488)
Other deferred revenue	35	74
	$20,767	$16,125

11. Other Expense, Net

The components of the Company’s other expense, net for the three-month periods ended May 31, 2010 and 2009, respectively, consisted of the following (in thousands):

	Three Months Ended May 31,
	2010	2009
Realized and unrealized foreign currency transaction losses	$(96)	$(283)
Losses on disposal of property	(47)	(13)
Other miscellaneous (losses) income, net	(13)	2
	$(156)	$(294)

12. Income Taxes

There was no significant change to the liabilities for uncertain tax positions for the three month period ending May 31, 2010. At this time, the Company does not anticipate that liabilities for uncertain tax positions will significantly increase or decrease on or prior to May 31, 2011. All liabilities for uncertain tax positions are classified as long term and included in Other liabilities in the condensed consolidated balance sheet.

The Company will continue its policy of including interest and penalties related to unrecognized tax benefits within the provision for income taxes in the condensed consolidated statements of operations. For the three month period ended May 31, 2010, the Company provided a negligible amount for interest and penalties.

The difference between the effective tax rates of 64.4% for the three months ended May 31, 2010 compared to effective tax rate of 36.5% for the three months ended May 31, 2009 is primarily attributable to certain losses incurred in fiscal 2011 which cannot be benefitted and the expiration of the research and development tax credit on December 31, 2009. The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2007 (in the case of certain foreign tax returns, calendar year 2004).

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Restructuring

In the fourth quarter of fiscal 2010, the Company initiated a restructuring plan that resulted in a charge of $0.6 million for severance and termination benefits for 5 full-time employees, which is included in the caption “Restructuring charges” in the Company’s fiscal 2010 consolidated statements of operations. An additional $0.8 million was incurred in the first quarter of fiscal 2011 for severance and termination benefits for 12 full-time employees relating to this restructuring plan. A reserve for restructuring charges in the amount of $0.2 million is included on the Company’s balance sheet as of May 31, 2010, which includes the restructuring charges to be settled in connection with these separations. The Company expects the payments on these obligations to be completed in the second quarter of fiscal year 2011.

In the second quarter of fiscal 2010, the Company announced a plan to reduce its workforce by approximately sixty-four employees in connection with the relocation of certain of its test floor activities from Hauppauge, New York to third party offshore facilities (Sigurd Microelectronics Corporation) in Taiwan. During fiscal 2010 the Company recorded $1.3 million in asset impairment charges and accrued severance retention bonus obligations relating to this plan. A reserve for restructuring charges for a negligible amount is included on the Company’s balance sheet as of May 31, 2010, which includes the restructuring charges to be settled in connection with these separations. The Company expects the payments on these obligations to be completed in the second quarter of fiscal year 2011.

In the fourth quarter of fiscal 2009, the Company announced a restructuring plan that included a supplemental voluntary retirement program and involuntary separations that would result in approximately a ten percent reduction in employee headcount and expenses worldwide. This action resulted in a charge of $5.2 million for severance and termination benefits for 88 full-time employees, which is included in the caption “Restructuring charges” in the Company’s fiscal 2009 consolidated statements of operations. This amount includes a charge of $2.4 million recorded pursuant to ASC 715,“Compensation – Retirement Benefits” (“ASC 715”) relating to the voluntary retirement program. An additional $0.2 million was incurred in the first quarter of fiscal 2010 relating to this restructuring plan. A reserve for restructuring charges in the amount of $0.1 million is included on the Company’s balance sheet as of May 31, 2010, which includes the restructuring charges and other previously accrued amounts to be settled in connection with these separations. The Company expects the payments on these obligations to be completed by the end of the third quarter of fiscal year 2011.

The following table summarizes the activity related to the accrual for restructuring charges for the quarter ended May 31, 2010 (in thousands):

	Balance as of March 1, 2010	Charges	Payments		Non-Cash Items	Balance as of May 31, 2010
Q4 Fiscal 2009 Restructuring Plan	$210	$—	(63)		(2)	$145
Q2 Fiscal 2010 Restructuring Plan	101	—	(77)		—	24
Q4 Fiscal 2010 Restructuring Plan	780	821	(1,344)		(95)	162
	$1,091	$821	$(1,484)	$	$(97)	$331

The following table summarizes the activity related to the accrual for restructuring charges for the fiscal year ended February 28, 2010 (in thousands) :

	Balance as of March 1, 2009	Charges	Payments	Non-Cash Items	Balance as of February 28, 2010
Q4 Fiscal 2009 Restructuring Plan	$5,385	$221	$(5,293)	$(103)	$210
Q2 Fiscal 2010 Restructuring Plan
Employee severance and benefits	—	852	(751)		101
Asset impairment charges	—	408	(72)	(336)	—
Q4 Fiscal 2010 Restructuring Plan	—	642	—	138	780
	$5,385	$2,123	$(6,116)	$(301)	$1,091

14. Benefit and Incentive Plans (including Share-Based Payments)

The Company has several stock-based compensation plans in effect under which incentive stock options and non-qualified stock options (collectively “stock options”), restricted stock awards and stock appreciation rights have been granted to employees and directors. In July 2009, the stockholders approved the 2009 Long Term Incentive Plan (the “LTIP”). The Company has ceased issuing stock options and restricted stock awards under previously established stock option and restricted stock plans, and has ceased issuing SARs, and instead is using the LTIP to issue stock options and restricted stock units to employees and stock options to directors. The Compensation Committee and management continue to evaluate means to effectively promote share ownership by employees and directors while offering industry-competitive compensation packages, including appropriate use of stock-based compensation awards.

Long Term Incentive Plan

Under the LTIP, the Compensation Committee of the Board of Directors is authorized to grant awards of stock options, restricted stock or restricted stock units, or other stock-based awards. The Committee is authorized under the LTIP to delegate its authority in certain circumstances. The purpose of this plan is to promote the interests of the Company and its shareholders by providing officers, directors and key employees with additional incentives and the opportunity, through stock ownership, to better align their interests with the Company’s and enhance their personal interest in its continued success. The maximum number of shares that may be delivered pursuant to awards granted under the LTIP is 1,000,000 plus: (i) any shares that have been authorized but not issued pursuant to previously established plans of the Company as of June 30, 2009, up to a maximum of an additional 500,000 shares; (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of June 30, 2009 and that subsequently expire unexercised, or are otherwise forfeited, up to a maximum of an additional 3,844,576 shares. The maximum number of incentive stock options that may be granted under the LTIP is 1,500,000. No participant may receive awards under the LTIP in any calendar year for more than 1,000,000 shares equivalents. Based on the above, as of May 31, 2010, awards amounting to 1,024,946 share equivalents may be granted under the LTIP, net of awards issued to date. For disclosure purposes, awards issued under the LTIP are through and including May 31, 2010 reflected in the statistics below by type of award.

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

Stock option plan activity for the three-months ended May 31, 2010 is summarized below (shares and intrinsic value in thousands) :

	Fiscal 2011 Shares	Weighted Average Exercise Prices Per Share	Weighted Average Contractual Term (in yrs.)	Aggregate Intrinsic Value
Options outstanding, March 1, 2010	3,480	$22.31
Granted	279	$25.86
Exercised	(159)	$20.80
Canceled, forfeited or expired	(146)	$28.34
Options outstanding, May 31, 2010	3,454	$22.41	6.0	$9,893
Options exercisable, May 31, 2010	2,073	$21.60	4.4	$6,967

The total remaining unrecognized compensation cost related to SMSC’s employee and director stock option plans is $12.9 million as of May 31, 2010. The weighted-average period over which the cost is expected to be recognized is 1.80 years.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The weighted-average fair values per share of stock options granted in connection with the Company’s stock option plans have been estimated utilizing the following assumptions:

	Three Months Ended May 31,
	2010	2009
Dividend yield	—	—
Expected volatility	47%	50%
Risk-free interest rates	2.58%	2.13%
Expected lives (in years)	5.02	5.01

Restricted Stock Awards and Restricted Stock Units

The Company provides common stock awards to certain officers and key employees. The Company previously granted restricted stock awards, at its discretion, from the shares available under its 2001 and 2003 Stock Option and Restricted Stock Plans and its 2005 Inducement Stock Option and Restricted Stock Plan. The shares awarded are typically earned in 25 percent, 25 percent and 50 percent increments on the first, second and third anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The grant date fair value of these shares at the date of award is recorded as compensation expense ratably on a straight-line basis over the related vesting periods, as adjusted for forfeitures of unvested awards. Restricted stock awards are no longer being granted from previously established restricted stock award plans. Instead, restricted stock units are currently being granted from the LTIP.  The restricted stock unit awards are typically earned in 33 percent increments on the first, second and third anniversaries of the award, respectively, and are distributed provided the employee remains employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The grant date fair value of these shares at the date of award is recorded as compensation expense ratably on a straight-line basis over the related vesting periods, as adjusted for forfeitures of unvested awards.

Restricted stock activity for the three-months ended May 31, 2010 is set forth below (shares in thousands) :

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock shares outstanding, March 1, 2010	90	$25.42
Granted	154	$26.50
Canceled or expired	(1)	$27.92
Vested	(16)	$27.07
Restricted stock shares outstanding, May 31, 2010	227	$26.02

The total unrecognized compensation cost related to SMSC’s restricted stock plans is $4.9 million as of May 31, 2010. The weighted-average period over which the remaining cost is expected to be recognized is 1.78 years. Of the 227,000 restricted stock shares outstanding at May 31, 2010, 154,000 are restricted stock units that are very similar to restricted stock awards except there are no voting rights attached to restricted stock units.  Such units were granted for the first time during the quarter ending May 31, 2010.

Stock Appreciation Rights Plans

In September 2004 and September 2006, the Company’s Board of Directors approved Stock Appreciation Rights Plans (the “2004 Stock Appreciation Rights Plan” and the “2006 Stock Appreciation Rights Plan”, collectively the “Stock Appreciation Rights Plans”), the purpose of which are to attract, retain, reward and motivate employees and consultants to promote the Company’s best interests and to share in its future success. The Stock Appreciation Rights Plans authorize the Board’s Compensation Committee to grant up to six million stock appreciation rights awards to eligible officers, employees and consultants (after amendment to the 2006 Stock Appreciation Rights Plan, effective April 30, 2008). Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of SMSC common stock over the award’s exercise price. On July 11, 2006, the Company’s Board of Directors approved the 2006 Director Stock Appreciation Rights Plan. The Company can grant up to 200,000 Director stock appreciation rights under this plan. On April 9, 2008, the Board of Directors authorized an increase in the number of stock appreciation rights issuable pursuant to this plan from 200,000 to 400,000. The exercise price of a stock appreciation right is equal to the closing market price of SMSC stock on the date of grant. Stock appreciation rights awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant. The Company ceased issuing SARs in the second half of calendar year 2009

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Activity under the Stock Appreciation Rights Plans for the three-months ended May 31, 2010 is set forth below (shares and intrinsic value in thousands) :

	Fiscal 2011 Shares	Weighted Average Exercise Prices Per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value
Stock appreciation rights outstanding, March 1, 2010	4,766	$24.69
Granted	—	$—
Exercised	(87)	$17.49
Canceled or expired	(119)	$26.44
Stock appreciation rights outstanding, May 31, 2010	4,560	$24.79	7.32	$12,154
Stock appreciation rights exercisable, May 31,2010	2,331	$25.88	6.53	$5,377

The total unrecognized compensation cost related to SMSC’s Stock Appreciation Rights Plans is $18.4 million as of May 31, 2010. The weighted-average period over which the unrecognized cost is expected to be recognized is 3.69 years.

The weighted-average fair values per share of stock appreciation rights granted in connection with the Company’s Stock Appreciation Rights Plans have been estimated utilizing the following assumptions:

Three Months Ended May 31,
	2010	2009
Dividend yield	—	—
Expected volatility	38 – 48%	45 – 60%
Risk-free interest rates	0.20 – 2.76%	0.49 – 2.20%
Expected lives (in years)	0.37 – 5.62	0.87 – 6.22

Stock-Based Compensation Expense

Effective March 1, 2006 the Company adopted guidance now codified as ASC Topic 718, “ Compensation — Stock Compensation ” (“ASC 718”), which requires all share-based payments to employees, including grants of employee stock options, restricted stock awards, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values (in the case of SARs, current fair values) and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition

The following table summarizes the compensation expense for stock options, restricted stock units, restricted stock awards and stock appreciation rights at fair value as measured per the provisions of ASC Topic 718, “ Compensation — Stock Compensation ” (“ASC 718”) included in our condensed consolidated statements of operations (in thousands) :

	Three Months Ended May 31,
	2010	2009
Costs of goods sold	$831	$625
Research and development	2,279	1,560
Selling, general and administrative	4,812	3,651
Stock-based compensation expense, before income tax benefit	7,922	5,836
Tax benefit	2,852	2,101
Stock-based compensation expense, after income tax benefit	$5,070	$3,735

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the components of the consolidated net periodic pension expense for the three-month period ended May 31, 2010 and 2009, respectively (in thousands) :

	Three Months Ended May 31,
	2010	2009
Components of net periodic benefit costs:
Service cost – benefits earned during the period	$84	$108
Service cost – benefits forfeited during the period	—	—
Interest cost on projected benefit obligations	96	116
Amortization of net obligation	—	—
Net periodic pension expense	$180	$224

	May 31, 2010	February 28, 2010
Amounts recognized in accumulated other comprehensive income:
Transition obligation	$1	$1
Net income	71	71
Prior service cost	—	—
Total amount recognized in accumulated other comprehensive loss	$72	$72

Annual benefit payments under these plans are expected to be approximately $0.7 million in fiscal 2011, to be funded as general corporate obligations with available cash and cash equivalents. Additionally, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing longer-term benefits payable under the Supplemental Executive Retirement Plan. In November, 2009, the Compensation Committee of SMSC’s Board of Directors froze benefits under the Supplemental Executive Retirement Plan for existing participants, and there will be no further eligibility for participation in this plan. The effect of this action is expected to be immaterial to SMSC’s future results of operations.

15. Commitments and Contingencies

Contingent Consideration — Kleer Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of Kleer at the estimated fair value of $0.8 million as of May 31, 2010. The maximum amount of contingent consideration that can be earned by the sellers is $2.0 million as set forth in the purchase agreement.

Contingent Consideration — K2L Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of K2L at the estimated fair value of $1.8 million as May 31, 2010. The maximum amount of contingent consideration that can be earned by the sellers is €2.1 million. Fifty percent of the contingent consideration will be available to be earned in each of calendar years 2010 and 2011 based on the level of achievement of revenue as set forth in the purchase agreement.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16. Supplemental Cash Flow Disclosures

The Company financed the acquisition of certain software and other design automation tools used in product development activities using long-term financing provided directly by suppliers. The Company had $10.6 million and $5.4 million of outstanding balances due under such arrangements as of May 31, 2010 and 2009, respectively. During the three-month periods ended May 31, 2010 and 2009, the Company acquired $0.4 million and $1.5 million, respectively, of software with supplier provided financing. The Company made cash payments in respect of these obligations of $1.2 million and $0.5 million for the three-month period ended May 31, 2010 and 2009, respectively.

The Company did not receive any federal, state and foreign tax refunds for the three-month period ending May 31, 2010 and received $4.7 million for the three-month period ended May 31, 2009.  It made cash payments for federal, state and foreign income taxes payable of $2.1 million for the three-month period ended May 31, 2010.

17. Subsequent Event – Acquisition of STS

On June 14, 2010, the Company completed its acquisition of Wireless Audio IP B.V., more commonly known in the industry as STS, a fabless designer of plug-and-play wireless solutions for consumer audio streaming and video applications with a team of approximately 40 highly skilled engineers headquartered in Netherlands and Singapore. This team will bring to SMSC a strong source of engineering capabilities in wireless audio and video development. SMSC paid approximately $22.0 million in cash and additional cash payments of up to $3.0 million may occur upon achievement of certain revenue performance goals as set forth in the agreement.

The Company is currently performing a valuation analysis of the assets and liabilities acquired, the contingent consideration liability and the resulting goodwill.  As a result the Company could not disclose these valuations at this time.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2010

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included in Part I Item 1. —  Financial Statements , of this Quarterly Report on Form 10-Q (“Quarterly Report” or “10-Q”) of Standard Microsystems Corporation (the “Company” or “SMSC”).

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

The Company’s forward looking statements are qualified in their entirety by the inherent risks and uncertainties surrounding future expectations and may not reflect the potential impact of any future acquisitions, mergers, equity investments or divestitures. All forward-looking statements speak only as of the date hereof and are based upon the information available to SMSC at this time. Such statements are subject to change, and the Company does not undertake to update such statements, except to the extent required under applicable law and regulation. These and other risks and uncertainties, including potential liability resulting from pending or future litigation, are detailed from time to time in the Company’s periodic and current reports as filed with the United States Securities and Exchange Commission (the “SEC”). Readers are advised to review the Company’s most recent Annual Report on Form 10-K and quarterly reports on Form 10-Q as filed subsequently with the SEC, particularly those sections entitled “ Risk Factors ,” for a more complete discussion of these and other risks and uncertainties. Other cautionary statements concerning risks and uncertainties may also appear elsewhere in this Quarterly Report.

Description of Business

SMSC designs and sells a wide range of silicon-based integrated circuits that utilize analog and mixed-signal technologies. The Company’s integrated circuits and systems provide a wide variety of connectivity products that are incorporated by its globally diverse customers into numerous end products in the Personal Computing (“PC”), Consumer Electronics, Industrial and Automotive markets. These products generally provide connectivity, networking, or input/output control solutions including hardware, software, and firmware, for a variety of high-speed communication, computer and related peripheral, consumer electronics, industrial control systems or automotive information applications. The market for these solutions is increasingly diverse, and the Company’s technologies are increasingly used in various combinations and in alternative applications. SMSC has operations in the United States, Canada, Germany, Bulgaria, Sweden, India, Japan, China, Korea, Singapore and Taiwan. Major engineering design centers are located in North America, Asia, Europe and India.

Business Combinations and Other Non-Controlling Equity Investments

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

•	Revenue Recognition

•	Inventory Valuation

•	Allowance for Doubtful Accounts

•	Valuation of Long-Lived Assets

•	Accounting for Business Combinations

•	Accounting for and Valuation of Share-Based Payments

•	Accounting for Income Taxes and Uncertain Tax Positions

•	Legal Contingencies

•	Valuation of Long-Term Investments

Further information regarding these policies appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010, as filed with the SEC on April 28, 2010. During the three-month period ended May 31, 2010, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies.

Recent Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “ Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASU 2009-14, “ Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (i) vendor-specific objective evidence, or “VSOE”, or (ii) third-party evidence, or “TPE”, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for SMSC for revenue arrangements entered into or materially modified in the first quarter of fiscal year 2012. Early adoption is permitted. We are currently evaluating the impact that the adoption of these ASUs will have on our consolidated financial statements.

In January 2010, the FASB issued new standards in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standards also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures were adopted by SMSC beginning in the first quarter of fiscal 2011. The adoption of ASC 820 did not have a material effect on our consolidated financial statements.

Results of Operations

Overview

Net sales and revenues, gross profit, operating income (loss), and net income (loss) for the three months ended May 31, 2010, February 28, 2010, and May 31, 2009 were as follows (in thousands) :

	Three Months Ended May 31, 2010	Three Months Ended February 28, 2010	Three Months Ended May 31, 2009
Sales and revenues	$97,159	$82,989	$62,479
Gross profit	$51,795	$44,688	$27,712
Operating income (loss)	$1,802	$1,227	$(14,597)
Net income (loss)	$627	$946	$(9,196)

Sales and revenues for the first quarter of fiscal 2011 were $97.2 million, an increase of $14.2 million or 17.1% sequentially over the prior quarter ended February 28, 2010. The strong sales growth was primarily driven by strong Automotive and Analog product sales. Both product lines achieved record revenue levels. In addition, PC, PC peripheral and industrial sales were strong during the first quarter of fiscal 2011.

Sales and revenues increased $34.7 million or 55.5% from sales and revenues of $62.5 million in the first quarter of the prior fiscal year, primarily due to improved Automotive and PC product sales as the economy and demand for automobiles and PC products improved significantly over the prior year.

The Company reported a gross profit of 51.8 million, or 53.3% of sales and revenues for the first quarter of fiscal 2011, an increase of $7.1 million, compared to gross profit of $44.7 million or 53.8% of sales and revenues in the prior quarter ended February, 2010. This increase was primarily due to the benefit of increased production and sales levels, partially offset by the impact of  a credit of $1.0 million to costs of goods sold in the prior quarter for the reduction of accounts payable related to an unreconciled amount within inventory received not invoiced to correct a cumulative error from prior periods.

Gross profit in the first quarter of fiscal 2011 increased $24.1 million to $51.8 million, as compared to gross profit of $27.7 million, or 44.4% of sales and revenues in the first quarter of the prior fiscal year, primarily due to lower production levels in the first quarter of the prior year, which led to significant unabsorbed manufacturing overhead costs. In addition, the depressed economic outlook faced by SMSC’s suppliers beginning in the fourth quarter of fiscal 2009 allowed SMSC to seek aggressive price reductions over the course of the prior fiscal year, particularly in the wafer and assembly area. Further, structural changes in the Company’s supply and logistics chain, most notably the outsourcing of a significant portion of product test activities, began to contribute favorably to gross margin performance beginning in the second quarter of the prior fiscal year.

Operating income of $1.8 million was generated in the first quarter of fiscal 2011, as compared to operating income of $1.2 million in the prior quarter ended February 28, 2010 and operating loss of $14.6 million in the first quarter of the prior year. The increase in operating income compared to the prior quarter ended February 28, 2010 was primarily due to the increase in gross profit of $7.1 million in the first quarter of fiscal 2011, partially offset by an increase in stock based compensation charges of $4.7 million. Expenses related to stock appreciation rights increased sequentially by $4.7 million due to the significant increase in the Company’s stock price in the first quarter of fiscal 2011; the Company’s stock price was relatively flat in the prior quarter ended February 28, 2010. The increase in operating income compared to the first quarter of the prior fiscal year ended May 31, 2009 was primarily attributable to the year-over-year increase in product sales volume in the first quarter of fiscal 2011, partially offset by an increase in stock based compensation of $2.1 million (expenses related to stock appreciation rights increased $2.2 million over the first quarter of fiscal 2010 due to the increase in the Company’s stock price relative to the increase in the first quarter of the prior year).

Net income in the first quarter of fiscal 2011 was $0.6 million, compared to a net income of $0.9 million in the prior quarter ended February 28, 2010, and net loss of $9.2 million in the first quarter of the prior fiscal year, primarily due to the factors mentioned above. In addition, net income in the first quarter of fiscal 2011 was impacted by the $0.4 million decrease in other income related to foreign exchange gains and losses compared to the fourth quarter of the prior fiscal year.

Sales and Revenues

The Company’s sales and revenues for the three months ended May 31, 2010 were $97.2 million, compared to sales and revenues of $62.5 million in the three months ended May 31, 2009. The increase of $34.7 million or 55.5% overall was primarily due to significant improvement in the economy and demand for automobiles and PC products over the prior year. The acquisitions of Kleer and K2L contributed an additional $1.2 million and $0.7 million in revenue, respectively, in the first quarter of fiscal 2011.

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

The Company reported a gross profit of $51.8 million or 53.3% of sales and revenues in the first quarter of fiscal 2011, an increase of $24.1 million, compared to gross profit of $27.7 million, or 44.4% of sales and revenues in the first quarter of fiscal 2010. The increase in gross profit as a percentage of sales and revenues in the first quarter of the current fiscal year compared to the first quarter of the prior fiscal year was primarily due to increased production and sales levels, mix improvements, significant reductions in supply chain costs and structural changes in the Company’s supply and logistics chain, most notably the outsourcing of a significant portion of product test activities beginning in the second quarter of fiscal 2010. In addition, the first quarter of fiscal 2010 was impacted by significant unabsorbed overhead in response to lower demand and production levels.

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

Research and Development expenses were $23.8 million, or 24.5% of sales and revenues, for the three months ended May 31, 2010 compared to $18.5 million, or approximately 29.6% of sales and revenues, for the three months ended May 31, 2009. The increase was primarily due to the increase in engineering headcount and compensation charges associated with the acquisitions of Tallika, K2L and Kleer in the prior fiscal year. In addition, a charge of  $2.3 million relating to stock based compensation charges pursuant to ASC Topic 718 , “Compensation — Stock Compensation ” (“ASC 718”) is included in the current quarterly period, compared with a similar charge of approximately $1.6 million included in results for the three month period ended May 31, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $25.4 million, or approximately 26.1% of sales and revenues, for the quarter ended May 31, 2010, compared to $21.6 million, or approximately 34.5% of revenues, for the quarter ended May, 2009. The increase of $3.8 million was primarily the result of incentives and bonuses of $1.4 million incurred in the quarter ended May 31, 2010 and not incurred in the first quarter of the prior fiscal year, executive transition costs of $0.4 million, an increase of $1.1 million in stock based compensation charges pursuant to ASC 718 and increases in accounting and consulting fees, travel and entertainment and other administrative costs due to integration of acquisitions.

Restructuring Charges

Restructuring charges of $0.8 million were incurred in the three months ended May 31, 2010, primarily relating to a restructuring plan initiated in the fourth quarter of fiscal 2010 in connection with the integration and reorganization of engineering and corporate overhead resources, primarily for severance obligations and termination benefits for certain employees.

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

Settlement Charge

There were no settlement charges incurred in the three months ended May 31, 2010. A charge of $2.1 million in settlement of the OPTi, Inc. patent infringement lawsuit against the Company was recognized in the three months ended May 31, 2009.

Interest and Other (Expense) Income, Net

The decrease in interest income, from $0.4 million for the three-month period ended May 31, 2009, to $0.1 million for the three-month period ended May 31, 2010, is primarily the result of a decrease in the Company’s overall investment in auction rate securities, as the Company continues to liquidate its positions as opportunities arise in response to market conditions. Funds from liquidated auction rate securities investments as well as funds generated through operating activities are currently being invested in high grade money market accounts, at lower average rates of return.

Interest expense was insignificant for both three-month periods ended May 31, 2010 and 2009, respectively.

Other expenses, net were $0.2 million for the three-month period ended May 31, 2010, compared to other expense, net of $0.3 million for the three-month period ended May 31, 2009. The Company took action in the fourth quarter of fiscal 2009 to minimize the impact of such fluctuations going forward in fiscal 2010 and beyond, primarily by limiting the amount of net U.S. dollar monetary assets held by its foreign affiliates.

Provision for Income Taxes

The Company’s effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses, and the impact of tax-exempt income and various income tax credits.

The provision for income taxes for the three-month period ended May 31, 2010 was $1.1 million, or an effective income tax rate of 64.4 percent against a $1.8 million of profit before income taxes. The provision excludes the impact of certain losses in various jurisdictions that could not be benefitted. In addition, as the research and development tax credit expired on December 31, 2009, there is no such tax credit included in the tax provision for the three months ended May 31, 2010.

The benefit from income taxes for the three-month period ended May 31, 2009 was $5.3 million, or an effective income tax rate of 36.5 percent against $14.5 million of losses before income taxes. This benefit included the impact of $0.1 million from tax exempt income and a 0.1 million increase in reserves for uncertain tax positions. Legislation was passed in October, 2008 extending income tax credits related to qualified research and development expenditures in the U.S. incurred through December 31, 2009. Consequently, the effective tax rate for fiscal year 2010 includes ten months of research and development tax credits.

Business Outlook

Our future results of operations and other matters comprising the subject of forward-looking statements contained in this Form 10-Q, included within this MD&A, involve a number of risks and uncertainties — in particular, current economic uncertainty, including tight credit markets, as well as future economic conditions; our goals and strategies; new product introductions; plans to cultivate new businesses; divestitures or investments; revenue; pricing; gross margin and costs; capital spending; depreciation; R&D expense levels; selling, general and administrative expense levels; potential impairment of investments; our effective tax rate; pending legal proceedings; ability to realize the benefits of recent acquisitions; and other operating parameters. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ materially from our expectations. See the risks described in Part II — Item 1.A. — Risk Factors .

The Company’s Automotive and Analog product lines achieved record revenue levels and we also saw strength in PC, PC peripheral and industrial sales during the first quarter of fiscal 2011.  We currently expect second quarter sales to grow sequentially over first quarter levels.

Liquidity & Capital Resources

The Company currently finances its operations through a combination of existing cash and cash generated by operations. Although the Company takes advantage of supplier financing arrangements for certain long-term agreements, the Company had no secured or unsecured debt during the first quarters of fiscal 2011 or 2010.

The Company’s cash, cash equivalents, short-term and long-term investments (including investments in auction rate securities with maturities in excess of one year) were $192.8 million at May 31, 2010, compared to $182.6 million at February 28, 2010. Positive cash flows from operations and proceeds from the issuance of common stock in connection with the exercise of stock options, partially offset by net cash used for capital expenditures and the repayment of notes payable for advanced design tools acquired under long-term supplier financing arrangements in the first quarter of fiscal 2011, contributed to this increase.

Operating activities generated $12.1 million of cash in the first 3 months of fiscal 2011, compared to $3.4 million of cash generated in the first three months of fiscal 2010. The increase in operating cash flows reflects the impact of a significant increase in revenues and operating profits in the first quarter of fiscal 2011 and a decrease in inventories over the prior year-end levels, partially offset by an increase in accounts receivable as revenues increased over the prior quarter.

Investing activities contributed $3.3 million of cash during the first three months of fiscal 2011, resulting from the redemption of auction rate securities totaling $6.4 million, partially offset by $3.2 million in capital expenditures. Capital expenditures increased in the first three months of fiscal 2011 as compared to the first three months of the prior fiscal year, during which capital expenditures were drastically reduced as a result of corporate cost saving initiatives in fiscal 2010.

Net cash provided by financing activities was $2.2 million in the first three months of fiscal 2011, consisting of $3.3 million of proceeds from issuance of common stock, partially offset by $1.2 million of repayments of obligations under capital leases and notes payable for payments for supplier financed design automation tools used in product development activities.

Working capital increased $12.1 million, or 7%, to $183.4 million in the first three months of fiscal 2011, primarily due to cash from operations of $12.1 million and the liquidation of $6.4 million in auction rate securities in connection with issuer redemptions, partially offset by capital expenditures.

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

As of May 31, 2010, the Company held approximately $152.2 million in financial instruments measured at fair value within the three levels of the ASC 820 fair value hierarchy, including investments, equity securities, non-marketable equity investments, cash surrender value of life insurance policies and cash equivalents. The Company classified $43.6 million of investments in auction rate securities and non-marketable equity investments (net of $3.1 million in gross unrealized losses) as Level 3 under the ASC 820 hierarchy (30 percent of financial instruments measured at fair value). Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of May 31, 2011, 100 percent of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies, mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1. Non-marketable equity investments consist of recent investments in Symwave and Canesta, two development-stage enterprises accounted for as cost-basis investments and included in the investments in equity securities caption of the consolidated balance sheet.

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

As a result, as of May 31, 2010, the Company recorded an estimated cumulative unrealized loss of $3.1 million related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income (loss) within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100 percent of the principal and accrued interest from the issuer. Further, the auction rate securities held by the Company are AAA rated. The Company continues to liquidate investments in auction rate securities as opportunities arise. In the first quarter of fiscal 2011, $6.4 million in auction rate securities were liquidated at par in connection with issuer calls. Subsequent to May 31, 2010, an additional $0.7 million in auction rate securities were also liquidated at par, also as a consequence of issuer calls.

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

Commitments and Contingencies

Contingent Consideration — Kleer Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of Kleer at the estimated fair value of $0.8 million as of May 31, 2010. The maximum amount of contingent consideration that can be earned by the sellers is $2.0 million as set forth in the purchase agreement.

Contingent Consideration — K2L Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of K2L at the estimated fair value of $1.8 million as of May 31, 2010. The maximum amount of contingent consideration that can be earned by the sellers is €2.1 million. Fifty percent of the contingent consideration will be available to be earned in each of calendar years 2010 and 2011 based on the level of achievement of revenue as set forth in the purchase agreement.

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

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

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

As of May 31, 2010, the Company’s $37.1 million of long-term investments consisted primarily of investments in U.S. government agency backed AAA rated auction rate securities. From time to time, the Company has also held investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that until recently had been reset every 90 days or less at auction, at which time the securities could also typically be repurchased or sold.

In February 2008, the Company began to experience failed auctions on some of its auction rate securities Based on the failure rate of these auctions, the frequency and extent of the failures, and due to the lack of liquidity in the current market for the auction rate securities, the Company determined that the estimated fair value of the auction rate securities no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of these investments as of May 31, 2010, and recorded an unrealized loss of $3.0 million, (net of tax) related to the temporary impairment of the auction rate securities, which is included in accumulated other comprehensive income within shareholders’ equity on the consolidated balance sheet.

Assuming all other assumptions disclosed in Part I — Item 1 — Financial Statements — Note 2 of this Report, being equal, an increase or decrease in the liquidity risk premium (i.e. the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the auction rate securities by approximately $1.0 million. In addition, an increase or decrease in interest rates of 100 basis points would decrease interest income of $0.1 million in the three months ended May 31, 2010 to a negligible amount or increase interest income by $0.4 million.

Equity Price Risk — The Company is not exposed to any significant equity price risks at May 31, 2010.

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

The Company’s most significant foreign subsidiaries, SMSC Japan and SMSC Europe, purchase a significant amount of their products for resale in U.S. dollars, and from time to time have entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. Gains or losses on these contracts are intended to offset the gains or losses recorded for statutory and U.S. GAAP purposes from the remeasurement of certain assets and liabilities from U.S. dollars into local currencies. No such contracts were executed during fiscal 2010, and there are no obligations under any such contracts as of May 31, 2010. However, the Company has purchased currencies from time to time throughout the current fiscal year in anticipation of more significant foreign currency transactions, in order to optimize effective rates associated with those settlements.

Operating activities in Europe include transactions conducted in both euros and U.S. dollars. The euro is the functional currency for the Company’s European subsidiaries. Losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into euros were $0.2 in the first quarter of fiscal 2011, compared with loss of $0.1 million in fiscal 2010. The Company took action in the fourth quarter of fiscal 2009 to minimize the impact of such fluctuations in fiscal 2010 going forward, primarily by limiting the amount of U.S. dollar monetary assets held by SMSC Europe and SMSC Japan. Losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into Yen for the first quarter of fiscal 2011 were a negligible amount compared with a loss of $0.1 million in the first quarter of fiscal 2010.

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

 Item 4. — Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of May 31, 2010, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

The risks and uncertainties described in the Company’s most recent Annual Report on Form 10-K, filed with the SEC as of April 28, 2010, are not the only ones facing the Company. Additional risks and uncertainties not presently known, currently deemed immaterial, or those otherwise discussed in this Quarterly Report on Form 10-Q may also affect the Company’s operations. Any of these risks, uncertainties, events or circumstances could cause the Company’s future financial condition, results of operations or cash flows to be adversely affected.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. The Board of Directors authorized the repurchase of additional shares in one million share increments in July 2000, July 2002, November 2007 and April 2008, bringing the total authorized repurchases to five million shares as of February 28, 2009. As of May 31, 2010, the Company has repurchased approximately 4.5 million shares of its common stock at a cost of $101.2 million under this program, including 1,084,089 shares repurchased at a cost of $28.5 million in fiscal 2009, 1,165,911 shares repurchased at a cost of $40.6 million in fiscal 2008 and 253,300 shares repurchased at a cost of $6.1 million in fiscal 2007.

The Company did not repurchase any shares in the first quarter of fiscal 2011.

Item 3. — Defaults Upon Senior Securities

None.

Item 4. — Removed and Reserved

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

(Signature)
Kris Sennesael
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 7, 2010

EXHIBIT INDEX

Exhibit No.		Description
31.1	—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.