Form 10-Q
period 2010-08-31
STANDARD MICROSYSTEMS CORP
filed 2010-10-05
CIK 93384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2010

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

As of September 30, 2010 there were 22,642,390 shares of the registrant’s common stock outstanding.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

PART I

Item 1. — Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	August 31, 2010	February 28, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$145,846	$109,141
Short-term investments	—	30,500
Accounts receivable, net	62,000	47,972
Inventories	45,407	44,374
Deferred income taxes	25,025	23,278
Other current assets	8,106	6,613
Total current assets	286,384	261,878
Property, plant and equipment, net	67,234	66,802
Goodwill	74,411	54,414
Intangible assets, net	34,039	30,495
Long-term investments, net	33,590	42,957
Investments in equity securities	7,238	7,238
Deferred income taxes	8,982	11,364
Other assets	3,960	4,188
Total assets	$515,838	$479,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,486	$25,992
Deferred income from distribution	23,281	16,125
Accrued expenses, income taxes and other current liabilities	49,761	48,424
Total current liabilities	101,528	90,541
Deferred income taxes	4,172	3,963
Other liabilities	25,775	22,944
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	2,713	2,688
Additional paid-in capital	349,537	340,959
Retained earnings	130,193	116,664
Treasury stock, at cost	(101,225)	(101,199)
Accumulated other comprehensive income	3,145	2,776
Total shareholders' equity	384,363	361,888
Total liabilities and shareholders’ equity	$515,838	$479,336

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Sales and revenues	$104,084	$75,075	$201,243	$137,554
Costs of goods sold	45,426	39,586	90,790	74,352
Gross profit on sales and revenue	58,658	35,489	110,453	63,202
Operating expenses:
Research and development	19,763	20,096	43,582	38,562
Selling, general and administrative	16,045	24,800	41,399	46,373
Restructuring charges	47	649	868	870
Settlement charge	-	-	-	2,050
Revaluation of contingent acquisition expense	457	-	457	-
Income (loss) from operations	22,346	(10,056)	24,147	(24,653)
Interest income	174	265	318	695
Interest expense	(66)	(39)	(95)	(59)
Other expense, net	(181)	(139)	(336)	(433)
Income (loss) before provision for (benefit from) income taxes	22,273	(9,969)	24,034	(24,450)
Provision for (benefit from) income taxes	9,371	(3,435)	10,505	(8,720)
Net income (loss)	$12,902	$(6,534)	$13,529	$(15,730)
Net income (loss) per share:
Basic	$0.57	$(0.30)	$0.60	$(0.72)
Diluted	$0.57	$(0.30)	$0.59	$(0.72)
Weighted average common shares outstanding:
Basic	22,606	22,054	22,540	21,979
Diluted	22,756	22,054	22,772	21,979

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended August 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$13,529	$(15,730)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,871	12,391
Stock-based compensation	2,953	14,946
Deferred income taxes	(520)	(9,104)
Deferred income on shipments to distributors	7,156	6,288
Foreign exchange loss (gain)	255	(24)
Excess tax benefits from stock-based compensation	(68)	(60)
Loss on sale of property, plant, and equipment	18	14
Non-cash restructuring charges	-	870
Provision for sales returns and allowances	296	80
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(14,373)	(17,211)
Inventories	(1,373)	8,676
Accounts payable, accrued expenses and other current liabilities	1,603	9,392
Accrued restructuring charges	(877)	(4,750)
Income taxes payable	3,591	3,556
Other changes, net	462	739
Net cash provided by operating activities	24,523	10,073
Cash flows from investing activities:
Capital expenditures	(6,501)	(3,040)
Purchases of technology licenses	-	(1,200)
Acquisition of business, net of cash acquired	(22,000)	-
Loans receivable from related party	(1,625)	-
Investment in non-marketable equity investments	-	(4,000)
Purchases of short-term and long-term investments	(14,900)	(1,775)
Sales of short-term and long-term investments	55,925	15,925
Net cash provided by investing activities	10,899	5,910
Cash flows from financing activities:
Excess tax benefits from stock-based compensation	68	60
Proceeds from issuance of common stock	4,141	3,909
Purchases of treasury stock	(25)	-
Repayments of obligations under supplier financing arrangements	(2,338)	(1,496)
Net cash provided by financing activities	1,846	2,473
Effect of foreign exchange rate changes on cash and cash equivalents	(563)	1,578
Net increase in cash and cash equivalents	36,705	20,034
Cash and cash equivalents at beginning of period	109,141	97,156
Cash and cash equivalents at end of period	$145,846	$117,190

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures of Standard Microsystems Corporation and subsidiaries (“SMSC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), reflecting all adjustments (consisting only of normal, recurring adjustments) which in management’s opinion are necessary to present fairly the Company’s financial position as of August 31, 2010, results of operations for the three and six-month periods ended August 31, 2010 and 2009 and cash flows for the six-month periods ended August 31, 2010 and 2009 (collectively, including accompanying notes and disclosures, the “Interim Financial Statements”). The February 28, 2010 balance sheet information has been derived from audited financial statements, but does not include all information or disclosures required by U.S. GAAP.

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

Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the fiscal 2011 presentation reflected in these Interim Financial Statements. Specifically, in the three and six-month periods ended August 31, 2010, the Company reclassified a negligible amount and $0.1 million, respectively, in amortization of technology intangibles previously included in selling, general and administrative costs to cost of goods sold on the consolidated statements of operations to conform to the current period presentation.

2. Recent Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASU 2009-14, “ Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (i) vendor-specific objective evidence, or “VSOE”, or (ii) third-party evidence, or “TPE”, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. For SMSC, these new updates are required to be effective for revenue arrangements entered into or materially modified in the first quarter of fiscal year 2012, with early adoption available. The Company adopted these ASUs retroactively beginning in the first quarter of fiscal 2011. The adoption of these ASUs did not have a material effect on our consolidated financial statements.

In January 2010, the FASB issued new standards in the FASB Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standards also clarify existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures were adopted by SMSC beginning in the first quarter of fiscal 2011. The adoption of ASC 820 did not have a material effect on our consolidated financial statements.

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The following table summarizes the composition of the Company’s investments at August 31, 2010 and February 28, 2010 (in thousands) :

	Cost	Gross Unrealized Losses	Aggregate Fair Value	Classification on Balance Sheet
August 31, 2010				Cash	Short-Term Investments	Investments in equity securities	Long-Term Investments
Marketable equity securities	$143	$(57)	$86	$—	$—	$—	$86
Non-marketable equity investments	7,238	—	7,238	—	—	7,238	—
Auction rate securities	35,975	(2,472)	33,503	—	—	—	33,503
Money market funds	125,413	—	125,413	125,413	—	—	—
	$168,769	$(2,529)	$166,240	$125,413	$—	$7,238	$33,589

	Cost	Gross Unrealized Losses	Aggregate Fair Value	Classification on Balance Sheet
February 28, 2010				Cash	Short-Term Investments	Investments in equity securities	Long-Term Investments
Marketable equity securities	$143	$(44)	$99	$—	$—	$—	$99
Non-marketable equity investments	7,238	—	7,238	—	—	7,238	—
Auction rate securities	46,500	(3,642)	42,858	—	—	—	42,858
Short-Term Investments	30,500	—	30,500	—	30,500	—	—
Money market funds	87,108	—	87,108	87,108	—	—	—
	$171,489	$(3,686)	$167,803	$87,108	$30,500	$7,238	$42,957

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Fair Value – (continued)

The Company classifies all marketable debt and equity securities with remaining contractual maturities of greater than one year as long-term investments. As of August 31, 2010 the Company held approximately $33.5 million of investments in auction rate securities (net of $2.5 million in unrealized losses) with maturities ranging from 11 years to 31 years, all classified as available-for-sale. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of August 31, 2010, all of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies.

The cost basis and estimated fair values of available-for-sale securities at August 31, 2010 by contractual maturity are shown below (in thousands ):

	Cost	Estimated Fair Value
Due in ten through twenty years	$12,100	$11,232
Due in over twenty years	23,875	22,271
Total	$35,975	$33,503

Expected maturities of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets and liabilities, including investments, equity securities, cash surrender value of life insurance policies, contingent consideration and cash equivalents at August 31, 2010 (in thousands ):

	Total Fair Value at 8/31/2010	Fair Value Measurements at Report Date Using
		Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$86	$86	$—	$—
Non-marketable equity investments	7,238	—	—	7,238
Auction rate securities	33,503	—	3,500	30,003
Money market funds	125,413	125,413	—	—
Other assets-cash surrender value	1,673	—	1,673	—
Total Assets	$167,913	$125,499	$5,173	$37,241

Liabilities:
Contingent consideration	4,050	—	—	4,050
Total Liabilities	$4,050	$—	$—	$4,050

At August 31, 2010, the Company grouped money market funds and equity securities using a Level 1 valuation because market prices were readily available. Level 2 financial assets and liabilities represent the fair value of cash surrender value of life insurance as well as auction rate securities that have been redeemed at par subsequent to the August 31, 2010 reporting date. At August 31, 2010, the assets grouped for Level 3 valuation were auction rate securities consisting of AAA rated securities mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1.

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

	Three Months Ended August 31, 2010	Six Months Ended August 31, 2010
Balance at beginning of period	$43,569	$50,096
Transfers out to Level 2 (Auction Rate Securities with market inputs)	(3,500)	(4,150)
Purchases of Level 3 investments	—	—
Sales of Level 3 investments	(3,475)	(9,875)
Total gains and losses:
Included in earnings (realized)	—	—
Unrealized gains included in accumulated other comprehensive income	647	1,170
Balance as of August 31, 2010	$37,241	$37,241

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

As a result, as of August 31, 2010, the Company recorded an estimated cumulative unrealized loss of $2.4 million ( net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income (loss) within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuer. Further, the auction rate securities held by the Company are AAA rated, and the Company considers the credit risk to be negligible. The Company continues to liquidate investments in auction rate securities as opportunities arise. In the three and six-month periods ended August 31, 2010, $4.1 million and $10.5 million, respectively, in auction rate securities were liquidated at par in connection with issuer calls. Subsequent to August 31, 2010, an additional $3.5 million in auction rate securities were also liquidated at par, also as a consequence of issuer calls.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries whose functional currency is other than the U.S. dollar (“USD”) and unrealized gains and losses on investments classified as available-for-sale.

The components of the Company’s comprehensive income (loss) for the three-month and six-month periods ended August 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
Net income (loss)	$12,902	$(6,534)	$13,529	$(15,730)
Other comprehensive income (loss):
Change in foreign currency translation adjustments	2,855	866	(792)	4,694
Change in unrealized gain on marketable equity securities	639	1,783	1,160	3,027
Total comprehensive income (loss)	$16,396	$(3,885)	$13,897	$(8,009)

The components of the Company’s accumulated other comprehensive income as of August 31, 2010 and February 28, 2010, net of taxes, were as follows (in thousands):

	August 31, 2010	February 28, 2010
Unrealized losses on investments	$(2,416)	$(3,576)
Foreign currency items	5,603	6,394
Changes in defined benefit plans	(42)	(42)
Total accumulated other comprehensive income	$3,145	$2,776

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

The shares used in calculating basic and diluted net income (loss) per share for the condensed consolidated statements of operations included within this report are reconciled as follows (in thousands) :

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
Weighted average shares outstanding for basic net income per share	$22,606	$22,054	$22,540	$21,979
Dilutive effect of stock options	150	—	232	—
Weighted average shares outstanding for diluted net income per share	$22,756	$22,054	$22,772	$21,979

Options covering approximately 1.5 million and 3.6 million shares for the three month periods ended August 31, 2010 and 2009, and approximately 1.6 million and 3.6 million shares for the six month periods ended August 31, 2010 and 2009 respectively, were excluded from the computation of average shares outstanding for diluted net income (loss) per share because their effects were antidilutive.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Business Combinations

STS
On June 14, 2010 SMSC acquired Wireless Audio IP B.V. ("STS"), a fabless designer of plug-and-play wireless solutions for consumer audio streaming applications, including home theater, headphones, LED TVs, PCs, gaming and automotive entertainment. Customers include many of the industry's leading consumer and PC brands. SMSC paid $22.0 million in cash and an additional cash payment of $3.0 million may occur upon achievement of certain revenue performance goals as set forth in the agreement between SMSC and STS. The results of STS’ operations subsequent to June 14, 2010 have been included in the Company’s consolidated results of operations.

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

The following table summarizes the components of the purchase price (in millions):

Total Consideration at Fair Value
Cash	$22.0
Liability for contingent consideration	1.2
$23.2

The following table summarizes the allocation of the purchase price (in millions) :

Inventories	0.2
Other current assets	0.1
Fixed assets	0.3
Customer relationships	3.9
Trade name	0.3
Technology	4.2
Goodwill (all non-deductible for tax purposes)	19.4
Other long-term assets	0.3
Accounts payable and accrued liabilities	(2.6)
Other long-term liabilities	(1.1)
Deferred tax liabilities	(1.8)
$23.2

The majority of STS’ net assets, including goodwill, are located in the Netherlands and Singapore, and the functional currency of STS’operations in the Netherlands is the euro (“EUR”) and in Singapore is the Singapore dollar (“SGD”). Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired. STS' robust, low latency digital audio baseband processor and integrated module solutions are highly complementary to SMSC's Kleer wireless audio products. Together, the STS and Kleer teams intend to collaborate on developing best-in-class baseband processor and audio networking solutions that allow end users to enjoy state-of-the-art entertainment in the home, in the car or on the go. These factors contributed to the recognition of goodwill as a component of the purchase price. In accordance with ASC Topic 350, “Intangibles — Goodwill and Other”, goodwill is not amortized but is tested for impairment at least annually.

The acquisition of STS was not significant to the Company’s consolidated results of operations for the three and six-month periods ended August 31, 2010.

Kleer
On February 16, 2010 SMSC acquired substantially all the assets and certain liabilities of Kleer Corporation and Kleer Semiconductor Corporation (collectively “Kleer”), a designer of high quality, interoperable wireless audio technology addressing headphones and earphones, home audio/theater systems and speakers, portable audio/media players and automotive sound systems. This transaction brings a robust, high-quality audio and low-power radio frequency (“RF”) capability that will allow consumer and automotive OEMs to integrate wireless audio technology into portable audio devices and sound systems without compromising high-grade audio quality or battery life. Under terms of the asset purchase agreement, SMSC paid approximately $5.5 million in cash and additional cash payments of up to $2.0 million may occur upon achievement of certain revenue performance goals as set forth in the agreement between SMSC and Kleer. The tangible assets of Kleer at February 16, 2010 included approximately $0.3 million of cash and cash equivalents, resulting in an initial net cash outlay of approximately $5.2 million. The results of Kleer’s operations subsequent to February 16, 2010 have been included in the Company’s consolidated results of operations.

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
$6.3

The majority of Kleer’s net assets, including goodwill, are located in Luxembourg, and the functional currency of Kleer’s operations in Luxembourg is the USD. Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired. Kleer technology provides a natural extension to SMSC’s consumer and automotive connectivity portfolio. This technology extends our ability to service our OEM customers with a broad portfolio of solutions. These factors contributed to the recognition of goodwill as a component of the purchase price. In accordance with ASC Topic 350, “Intangibles — Goodwill and Other”, goodwill is not amortized but is tested for impairment at least annually.

The acquisition of Kleer was not significant to the Company’s consolidated results of operations for the three and six-month periods ended August 31, 2010.

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
$8.9

The majority of K2L’s net assets, including goodwill, are located in Germany, and the functional currency of K2L’s operations in Germany is the EUR. Accordingly, these EUR-denominated net assets are translated into U.S. dollars at period-end exchange rates and gains or losses arising from translation are included as a component of accumulated other comprehensive income within shareholders’ equity.

Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired. This acquisition significantly expands SMSC’s automotive engineering capabilities by adding an assembled workforce of approximately 30 highly skilled engineers and other professionals, in close proximity to SMSC’s current automotive product design center in Karlsruhe, Germany. These factors contributed to the recognition of goodwill as a component of the purchase price. In accordance with ASC Topic 350, “Intangibles — Goodwill and Other” , goodwill is not amortized but is tested for impairment at least annually.

The acquisition of K2L was not significant to the Company’s consolidated results of operations for the three and six-month periods ended August 31, 2010.

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
$3.4

A significant portion of Tallika’s net assets, including goodwill, are located in India, and the functional currency of Tallika’s Chennai, India based operations is the Rupee (“INR”). Accordingly, these INR-denominated net assets are translated into the USD dollars at period-end exchange rates and unrealized gains or losses arising from translation are included as a component of accumulated other comprehensive income within the shareholders’ equity.

Goodwill represents the excess of the purchase price over the fair values of the net tangible and identifiable intangible assets acquired. This acquisition significantly expands SMSC’s engineering, design and software development capabilities by adding an assembled workforce of approximately 50 highly skilled engineers into SMSC’s operations. These factors contributed to the recognition of goodwill as a component of the purchase price. In accordance with ASC Topic 350, “Intangibles — Goodwill and Other”, goodwill is not amortized but is tested for impairment at least annually.

The acquisition of Tallika was not significant to the Company’s consolidated results of operations for the three and six-month periods ended August 31, 2010.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Investments

Long-term investments consist of highly rated auction rate securities (most of which are backed by the U.S. Federal or state and municipal government guarantees) and other marketable debt and equity securities held as available-for-sale investments. As of November 30, 2007 and prior period-end dates, investments in auction rate securities were classified as short-term in nature. In the fourth quarter of fiscal 2008, such investments became subject to adverse market conditions, and the liquidity typically associated with the financial markets for such instruments became restricted as auctions began to fail. Given the circumstances, these securities were subsequently classified as long-term (or short-term if stated maturity dates were within one year of the reported balance sheet date), reflecting the restrictions on liquidity and the Company’s intent to hold until maturity (or until such time as the principal investment could be recovered through other means, such as issuer calls and redemptions). See Note 3 — Fair Value for further discussion on related issues and matters, including fair valuation.

With the recent investments in Symwave and Canesta in fiscal 2010, the Company now has investments in non-marketable equity securities of development-stage enterprises (accounted for as cost-basis investments and included in the Investments in equity securities caption of the consolidated balance sheet for August 31, 2010). Such investments are reviewed periodically for potential impairment, at least annually (in the fourth fiscal quarter) or at interim dates if facts and circumstances indicate impairment may have occurred.

8. Goodwill and Intangible Assets

The Company’s June 2010 acquisition of STS included the purchase of $8.4 million of finite-lived intangible assets and goodwill of $19.4 million. The Company’s February 2010 acquisition of Kleer included the purchase of $3.0 million of finite-lived intangible assets and goodwill of $3.3 million. The Company’s November 2009 acquisition of K2L included the purchase of $3.8 million of finite-lived intangible assets and goodwill of $4.8 million. The Company’s November 2009 acquisition of Tallika included the purchase of $0.4 million of finite-lived intangible assets and goodwill of $2.4 million. The Company’s March 2005 acquisition of OASIS SiliconSystems Holding AG (“OASIS”) included the purchase of $42.9 million of finite-lived intangible assets, an indefinite-lived trademark of $5.4 million, and goodwill of $67.8 million. Some or portions of these intangible assets are denominated in currencies other than the USD, and these values reflect foreign exchange rates in effect on the dates of the transactions. The Company’s June 2002 acquisition of Tucson, Arizona-based Gain Technology Corporation included the acquisition of $7.1 million of finite-lived intangible assets and $29.4 million of goodwill, after adjustments.

Goodwill is tested for impairment in value annually, as well as when events or circumstances indicate possible impairment in value. The Company performs an annual goodwill impairment review during the fourth quarter of each fiscal year. The Company completed its most recent annual goodwill impairment review during the fourth quarter of fiscal 2010. In accordance with ASC Topic 350, “Intangibles — Goodwill and Other” (“ASC 350”), we compared the carrying value of each of our reporting units that existed at those times to their estimated fair value. For purposes of ASC 350 testing, the Company has three reporting units: the automotive reporting unit, the wireless audio reporting unit and the analog/mixed signal reporting unit. The automotive unit consists of those portions of the business that were acquired in the March 30, 2005 acquisition of OASIS including the infotainment networking technology known as Media Oriented Systems Transport (“MOST”), and the business that was acquired in the Company’s November, 2010 acquisition of K2L. The wireless audio unit consists of those portions of the business that were acquired in the February 16, 2010 acquisition of Kleer and in the June 14, 2010 acquisition of STS. The analog/mixed signal reporting unit is comprised of most other portions of the business.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in the carrying amount of goodwill, net, on a consolidated basis, for the six months ended August 31, 2010 and the twelve months ended February 28, 2010, consist of the following (in thousands):

Six Months Ended August 31, 2010	Gain Technologies	OASIS	Tallika	K2L	Kleer	STS	TOTAL

Balance, beginning of year	$29,435	$67,186	$2,404	$4,411	$3,278	$—	$106,714
Accumulated impairment	—	(52,300)	—	—	—	—	(52,300)
	29,435	14,886	2,404	4,411	3,278	—	54,414
Goodwill acquired	—	—	—	—	—	19,400	19,400
Foreign exchange rate impact	—	—	(10)	(270)	(153)	1,030	597

Balance, August 31, 2010	29,435	67,186	2,394	4,141	3,125	20,430	126,711
Accumulated impairment	—	(52,300)	—	—	—	—	(52,300)
	$29,435	$14,886	$2,394	$4,141	$3,125	$20,430	$74,411

Year Ended February 28, 2010	Gain Technologies	OASIS	Tallika	K2L	Kleer	STS	TOTAL

Balance, beginning of year	$29,435	$67,186	$—	$—	$—	$—	$96,621
Accumulated impairment	—	(52,300)	—	—	—	—	(52,300)
	29,435	14,886	—	—	—	—	44,321
Goodwill acquired	—	—	2,404	4,778	3,278	—	10,460
Foreign exchange rate impact	—	—	—	(367)	—	—	(367)
	—
Balance, end of year	29,435	67,186	2,404	4,411	3,278	—	106,714
Accumulated impairment	—	(52,300)	—	—	—	—	(52,300)
	$29,435	$14,886	$2,404	$4,411	$3,278	$—	$54,414

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

Intangible assets that are denominated in a functional currency other than the U.S. dollar have been translated into U.S. dollars using the exchange rate in effect on the reporting date. As of August 31, 2010 and February 28, 2010, the Company’s identifiable intangible assets consisted of the following:

	8/31/2010		2/28/2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(in thousands)
Purchased technologies	$39,819	$28,129	$42,767	$26,675
Customer relationships and contracts	17,152	8,226	13,900	7,368
Other	8,324	984	2,132	670
Total – finite-lived intangible assets	65,295	37,339	58,799	34,713
Trademarks and trade names	6,083	—	6,409	—
	$71,378	$37,339	$65,208	$34,713

Total amortization expense recorded for finite-lived intangible assets was $2.1 million and $1.6 million for the three month periods ended August 31, 2010 and 2009, respectively, and total amortization expense recorded for finite-lived intangible assets was $3.8 million and $3.1 million for the six month periods ended August 31, 2010 and 2009, respectively.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Estimated future finite-lived intangible asset amortization expense is as follows (in thousands) :

Period	Amount
Remainder of Fiscal 2011	$4,178
Fiscal 2012	$8,088
Fiscal 2013	$7,509
Fiscal 2014	$2,518
Fiscal 2015	$2,022
Fiscal 2016 and thereafter	$3,640

9. Other Balance Sheet Data

Inventories, net are valued at standard cost (which approximates the lower of first-in, first-out cost) or market and consist of the following (in thousands) :

	August 31, 2010	February 28, 2010
Raw materials	$1,791	$1,442
Work-in-process	20,036	15,924
Finished goods	23,580	27,008
	$45,407	$44,374

Property, plant and equipment (in thousands) :

	August 31, 2010	February 28, 2010
Land	$578	$578
Buildings and improvements	37,467	38,606
Machinery and equipment	127,638	119,241
	165,683	158,425
Less: accumulated depreciation	(98,449)	(91,623)
	$67,234	$66,802

Accrued expenses, income taxes and other current liabilities (in thousands):

	August 31, 2010	February 28, 2010
Compensation, incentives and benefits	$16,187	$15,086
Stock appreciation rights	12,720	14,579
Supplier financing – current portion	4,588	4,274
Restructuring charges	214	1,091
Accrued rent obligations	2,873	2,959
Income taxes payable	6,475	2,261
Other	6,704	8,174
	$49,761	$48,424

Other liabilities (in thousands):

	August 31, 2010	February 28, 2010
Retirement benefits	$8,389	$8,349
Income taxes	6,016	5,230
Supplier financing – long-term portion	6,753	7,153
Other	4,617	2,212
	$25,775	$22,944

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

Deferred income on shipments to distributors consists of the following (in thousands):

	August 31, 2010	February 28, 2010
Deferred sales revenue	$$39,083	$24,897
Deferred COGS	(7,385)	(4,909)
Provisions for sales returns	1,466	1,625
Distributor advances for price allowances	(9,883)	(5,488)
	$$23,281	$16,125

11. Other Expense, Net

The components of the Company’s other expense, net for the three and six-month periods ended August 31, 2010 and 2009, respectively, consisted of the following (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
Realized and unrealized foreign currency transaction losses	$(274)	$(144)	$(370)	$(427)
Losses on disposal of property	29	-	(18)	(14)
Other miscellaneous income, net	64	5	52	8
	$(181)	$(139)	$(336)	$(433)

12. Income Taxes

The Company increased its reserves for liabilities for uncertain tax positions for the six month period ended August 31, 2010  by $0.8 million  related to deductions expected to be taken in its fiscal 2011 U.S. federal  income tax return and potential foreign tax liabilities associated in connection with certain acquisitions.  Substantially all such unrecognized tax benefits would be recorded as part of the provision for income taxes if realized in future periods. All liabilities for uncertain tax positions are classified as long term and included in Other liabilities in the condensed consolidated balance sheet.

The Company will continue its policy of including interest and penalties related to unrecognized tax benefits within the provision for income taxes in the condensed consolidated statements of operations. For the six month period ended August 31, 2010, the Company provided $0.2 million for interest and penalties.

The difference between the effective tax rates of 43.7% for the six months ended August 31, 2010 compared to effective tax rate of 35.7% for the six months ended August 31, 2009 is primarily attributable to certain losses incurred in fiscal 2011 which cannot be deducted and the expiration of the research and development credit on December 31, 2009.

The Company files U.S. federal, state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2007 (in the case of certain foreign tax returns, calendar year 2004).

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Restructuring

In the second quarter of fiscal 2011, the Company initiated a restructuring plan that resulted in a charge of $0.1 million for severance and termination benefits for 9 full-time employees.  A reserve for restructuring charges in the amount of $0.1 million is included on the Company’s balance sheet as of August 31, 2010, which includes the restructuring charges to be settled in connection with these separations. The Company expects the payments on these obligations to be completed in the second quarter of fiscal year 2012.

In the fourth quarter of fiscal 2010, the Company initiated a restructuring plan that resulted in a charge of $0.6 million for severance and termination benefits for 5 full-time employees, which is included in the caption “Restructuring charges” in the Company’s fiscal 2010 consolidated statements of operations. An additional $0.8 million was incurred in the first quarter of fiscal 2011 for severance and termination benefits for 12 full-time employees relating to this restructuring plan. A reserve for restructuring charges for a negligible amount is included on the Company’s balance sheet as of August 31, 2010, which includes the restructuring charges to be settled in connection with these separations. The Company expects the payments on these obligations to be completed in the first quarter of fiscal year 2012.

In the second quarter of fiscal 2010, the Company announced a plan to reduce its workforce by approximately sixty-four employees in connection with the relocation of certain of its test floor activities from Hauppauge, New York to third party offshore facilities (Sigurd Microelectronics Corporation) in Taiwan. During fiscal 2010 the Company recorded $1.3 million in asset impairment charges and accrued severance retention bonus obligations relating to this plan. A reserve for restructuring charges for a negligible amount is included on the Company’s balance sheet as of August 31, 2010, which includes the restructuring charges to be settled in connection with these separations. The Company expects the payments on these obligations to be completed in the third quarter of fiscal year 2011.

In the fourth quarter of fiscal 2009, the Company announced a restructuring plan that included a supplemental voluntary retirement program and involuntary separations that would result in approximately a ten percent reduction in employee headcount and expenses worldwide. This action resulted in a charge of $5.2 million for severance and termination benefits for 88 full-time employees, which is included in the caption “Restructuring charges” in the Company’s fiscal 2009 consolidated statements of operations. This amount includes a charge of $2.4 million recorded pursuant to ASC 715,“Compensation – Retirement Benefits” (“ASC 715”) relating to the voluntary retirement program. An additional $0.2 million was incurred in the first quarter of fiscal 2010 relating to this restructuring plan. A reserve for restructuring charges in the amount of $0.1 million is included on the Company’s balance sheet as of August 31, 2010, which includes the restructuring charges and other previously accrued amounts to be settled in connection with these separations. The Company expects the payments on these obligations to be completed by the end of the third quarter of fiscal year 2011.

The following table summarizes the activity related to the accrual for restructuring charges for the six-month period ended August 31, 2010 (in thousands):

	Balance as of March 1, 2010	Charges	Payments	Non-Cash Items	Balance as of August 31, 2010
Q4 Fiscal 2009 Restructuring Plan	$210	$—	(121)	2	$91
Q2 Fiscal 2010 Restructuring Plan	101	—	(77)	—	24
Q4 Fiscal 2010 Restructuring Plan	780	818	(1,439)	(110)	49
Q2 Fiscal 2011 Restructuring Plan	—	50	—	—	50
	$1,091	$868	$(1,637)	$(108)	$214

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

Long Term Incentive Plan

Under the LTIP, the Compensation Committee of the Board of Directors is authorized to grant awards of stock options, restricted stock or restricted stock units, or other stock-based awards. The Committee is authorized under the LTIP to delegate its authority in certain circumstances. The purpose of this plan is to promote the interests of the Company and its shareholders by providing officers, directors and key employees with additional incentives and the opportunity, through stock ownership, to better align their interests with the Company’s and enhance their personal interest in its continued success. The maximum number of shares that may be delivered pursuant to awards granted under the LTIP is 1,000,000 plus: (i) any shares that have been authorized but not issued pursuant to previously established plans of the Company as of June 30, 2009, up to a maximum of an additional 500,000 shares; (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of June 30, 2009 and that subsequently expire unexercised, or are otherwise forfeited, up to a maximum of an additional 3,844,576 shares. The maximum number of incentive stock options that may be granted under the LTIP is 1,500,000. No participant may receive awards under the LTIP in any calendar year for more than 1,000,000 shares equivalents. Based on the above, as of August 31, 2010, awards amounting to 968,883 share equivalents may be granted under the LTIP, net of awards issued to date. For disclosure purposes, awards issued under the LTIP are through and including August 31, 2010 reflected in the statistics below by type of award.

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

Stock option plan activity for the six-months ended August 31, 2010 is summarized below (shares and intrinsic value in thousands) :

	Fiscal 2011 Shares	Weighted Average Exercise Prices Per Share	Weighted Average Contractual Term (in yrs.)	Aggregate Intrinsic Value
Options outstanding, March 1, 2010	3,480	$22.31
Granted	330	$25.46
Exercised	(210)	$19.91
Canceled, forfeited or expired	(212)	$28.20
Options outstanding, August 31, 2010	3,388	$22.39	5.8	$2,034
Options exercisable, August 31, 2010	2,035	$21.73	4.2	$1,489

The total remaining unrecognized compensation cost related to SMSC’s employee and director stock option plans is $11.8 million as of August 31, 2010. The weighted-average period over which the cost is expected to be recognized is 1.70 years.

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

The weighted-average fair values per share of stock options granted in connection with the Company’s stock option plans have been estimated utilizing the following assumptions:

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
Dividend yield			—	—
Expected volatility	46%	49%	46-47%	49%
Risk-free interest rates	1.8-2.0%	2.23%	1.76-2.58%	2.13-2.46%
Expected lives (in years)	5.02	5.01	5.02	5.01

Restricted Stock Awards and Restricted Stock Units

The Company provides common stock awards to certain officers and key employees. The Company previously granted restricted stock awards, at its discretion, and as part of the Company’s management incentive plan, from the shares available under its 2001 and 2003 Stock Option and Restricted Stock Plans and its 2005 Inducement Stock Option and Restricted Stock Plan. The shares awarded are typically earned in 25 percent, 25 percent and 50 percent increments on the first, second and third anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The grant date fair value of these shares at the date of award is recorded as compensation expense ratably on a straight-line basis over the related vesting periods, as adjusted for forfeitures of unvested awards. Restricted stock awards are no longer being granted from previously established restricted stock award plans. Instead, restricted stock units are currently being granted from the LTIP. The restricted stock unit awards are typically earned in 33 percent increments on the first, second and third anniversaries of the award, respectively, and are distributed provided the employee remains employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The grant date fair value of these shares at the date of award is recorded as compensation expense ratably on a straight-line basis over the related vesting periods, as adjusted for forfeitures of unvested awards.

Restricted stock activity for the six-months ended August 31, 2010 is set forth below (shares in thousands) :

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock shares outstanding, March 1, 2010	90	$25.42
Granted	199	$25.45
Canceled or expired	(3)	$27.19
Vested	(25)	$29.32
Restricted stock shares outstanding, August 31, 2010	261	$25.02

The total unrecognized compensation cost related to SMSC’s restricted stock plans is $5.3 million as of August 31, 2010. The weighted-average period over which the remaining cost is expected to be recognized is 1.7 years. Of the 261,000 restricted stock shares outstanding at August 31, 2010, 198,000 are restricted stock units that are very similar to restricted stock awards except there are no voting rights attached to restricted stock units. Such units were granted for the first time during the quarter ending August 31, 2010.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Appreciation Rights Plans

In September 2004 and September 2006, the Company’s Board of Directors approved Stock Appreciation Rights Plans (the “2004 Stock Appreciation Rights Plan” and the “2006 Stock Appreciation Rights Plan”, collectively the “Stock Appreciation Rights Plans”), the purpose of which are to attract, retain, reward and motivate employees and consultants to promote the Company’s best interests and to share in its future success. The Stock Appreciation Rights Plans authorize the Board’s Compensation Committee to grant up to six million stock appreciation rights awards to eligible officers, employees and consultants (after amendment to the 2006 Stock Appreciation Rights Plan, effective April 30, 2008). Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of SMSC common stock over the award’s exercise price. On July 11, 2006, the Company’s Board of Directors approved the 2006 Director Stock Appreciation Rights Plan. The Company can grant up to 200,000 Director stock appreciation rights under this plan. On April 9, 2008, the Board of Directors authorized an increase in the number of stock appreciation rights issuable pursuant to this plan from 200,000 to 400,000. The exercise price of a stock appreciation right is equal to the closing market price of SMSC stock on the date of grant. Stock appreciation rights awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant. The Company ceased issuing SARs in the second half of calendar year 2009.

Activity under the Stock Appreciation Rights Plans for the six-months ended August 31, 2010 is set forth below (shares and intrinsic value in thousands):

	Fiscal 2011 Shares	Weighted Average Exercise Prices Per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value
Stock appreciation rights outstanding, March 1, 2010	4,766	$24.69
Granted	—	$—
Exercised	(97)	$17.42
Canceled or expired	(174)	$27.45
Stock appreciation rights outstanding, August 31, 2010	4,495	$24.75	7.04	$2,245
Stock appreciation rights exercisable, August 31, 2010	2,378	$25.81	6.30	$1,015

The total unrecognized compensation cost related to SMSC’s Stock Appreciation Rights Plans is $9.9 million as of August 31, 2010. The weighted-average period over which the unrecognized cost is expected to be recognized is 3.49 years.

The weighted-average fair values per share of stock appreciation rights granted in connection with the Company’s Stock Appreciation Rights Plans have been estimated utilizing the following assumptions:

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
Dividend yield	—	—	—	—
Expected volatility	37 – 51%	45 – 54%	37 – 53%	44 – 60%
Risk-free interest rates	0.04 –1.87%	0.38 – 2.83%	0.04 –2.76%	0.38 –2.83%
Expected lives (in years)	0.02 – 5.37	0.75 – 6.2	0.02 –5.62	0.75 – 6.2

Stock-Based Compensation Expense

The following table summarizes the compensation expense for stock options, restricted stock units, restricted stock awards and stock appreciation rights at fair value as measured per the provisions of ASC Topic 718, “ Compensation — Stock Compensation ” (“ASC 718”) included in our condensed consolidated statements of operations (in thousands) :

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
Costs of goods sold	$(451)	$966	$381	$1,591
Research and development	(1,498)	2,463	780	4,024
Selling, general and administrative	(3,264)	5,929	1,539	9,580
Stock-based compensation expense, before income taxes	(5,213)	9,358	2,700	15,195
Tax (provision) benefit	(1,877)	3,369	972	5,470
Stock-based compensation expense, after income taxes	$(3,336)	$5,989	$1,728	$9,725

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table sets forth the components of the consolidated net periodic pension expense for the three-month period ended August 31, 2010 and 2009, respectively (in thousands) :

	Six Months Ended August 31,		Three Months Ended August 31,
	2010	2009	2010	2009
Components of net periodic benefit costs:
Service cost – benefits earned during the period	$171	$216	$88	$108
Service cost – benefits forfeited during the period	—	—	—	—
Interest cost on projected benefit obligations	192	232	96	116
Amortization of net obligation	—	—	—	—
Net periodic pension expense	$363	$448	$184	$224

	August 31, 2010	February 28, 2010
Amounts recognized in accumulated other comprehensive income:
Transition obligation	$1	$1
Net income	71	71
Prior service cost	—	—
Total amount recognized in accumulated other comprehensive loss	$72	$72

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

15. Commitments and Contingencies

Contingent Consideration — STS Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of STS at the estimated fair value of $1.2 million as of August 31, 2010. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income. The maximum amount of contingent consideration that can be earned by the sellers is $3.0 million available to be earned in calendar year 2011 upon achievement of certain revenue performance goals as set forth in the purchase agreement between SMSC and STS.

Contingent Consideration — Kleer Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of Kleer at the estimated fair value of $0.5 million as of August 31, 2010. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income. The maximum amount of contingent consideration that can be earned by the sellers is $2.0 million. Fifty percent of the contingent consideration will be available to be earned in each of fiscal years 2011 and 2012 upon achievement of certain revenue performance goals as set forth in the purchase agreement between SMSC and STS.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contingent Consideration — K2L Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of K2L at the estimated fair value of $2.4 million (€1.9 million) as of August 31, 2010. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income. The maximum amount of contingent consideration that can be earned by the sellers is €2.1 million. Fifty percent of the contingent consideration will be available to be earned in each of calendar years 2010 and 2011 based on the level of achievement of revenue as set forth in the purchase agreement between SMSC and K2L.

Symwave Purchase Order Guarantee

The Company entered into an agreement on July 29, 2010 with Semiconductor Manufacturing International Corporation (“SMIC”) to guarantee payment by Symwave of all payment obligations required to be paid by Symwave pursuant to certain specifically identified purchase orders. The guarantee may not exceed $7.5 million; to date the Company has guaranteed purchase orders totaling approximately $6.3 million. The Company shall pay SMIC for outstanding payment obligations required to be paid by Symwave pursuant to the identified purchase orders if Symwave has not responded or made payment within 30 days of receipt of payment notice. The guarantee is secured by a security interest in the inventory purchased and all other Symwave assets, and as such the liability for this guarantee is not presently a material amount.

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

16. Supplemental Cash Flow Disclosures

The Company financed the acquisition of certain software and other design automation tools used in product development activities using long-term financing provided directly by suppliers. The Company had $11.3 million and $8.8 million of outstanding balances due under such arrangements as of August 31, 2010 and 2009, respectively. During the six-month periods ended August 31, 2010 and 2009, the Company acquired $4.0 million and $5.8 million, respectively, of software with supplier provided financing. The Company made cash payments in respect of these obligations of $2.3 million and $1.5 million for the six-month period ended August 31, 2010 and 2009, respectively.

The Company did not receive any federal, state and foreign tax refunds for the six-month period ending August 31, 2010 and the Company received $4.7 million for the six-month period ended August 31, 2009. The Company made cash payments for federal, state and foreign income taxes payable of $6.6 million for the six-month period ended August 31, 2010 and $1.2 million for the six-month period ended August 31, 2009.

17. Related Party Transactions

In the three months ended August 31, 2010, the Company granted Symwave $1.6 million in secured loans and another $1.5 million in secured loans in September, 2010, all due to be repaid on October 8, 2010. The secured loans have been included in the Other current assets caption on the Company’s consolidated balance sheet.  SMSC holds approximately 14.0 percent of the total outstanding equity of Symwave on a fully diluted basis.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2010

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

Business Combinations and Other Non-Controlling Equity Investments

On June 14, 2010, the Company completed its acquisition of Wireless Audio IP B.V., more commonly known in the industry as STS, a fabless designer of plug-and-play wireless solutions for consumer audio streaming and video applications with a team of approximately 40 highly skilled engineers headquartered in the Netherlands and Singapore. This team will bring to SMSC a strong source of engineering capabilities in wireless audio and video development. SMSC paid approximately $22.0 million in cash and an additional cash payment of $3.0 million may occur upon achievement of certain revenue performance goals as set forth in the agreement between SMSC and STS. The results of STS’ operations subsequent to June 14, 2010 have been included in the Company’s consolidated results of operations.

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

On August 6, 2009, SMSC made an initial equity investment of $4 million in Symwave, a privately held (venture capital supported) supplier of system solutions for SuperSpeed USB 3.0 devices. On October 9, 2009, SMSC made an additional $1.2 million equity investment in Symwave pursuant to the terms and conditions of the original share purchase agreement. In the three months ended August 31, 2010, the Company granted Symwave $1.6 million in secured loans and another $1.5 million in secured loans on September 1, 2010, all due to be repaid on October 8, 2010. The cumulative purchases of Symwave equity have been accounted for as a cost-basis investment and included in the Investments in equity securities caption, and the secured loans have been included in the Other current assets caption on the Company’s consolidated balance sheet,. SMSC holds approximately 14.0 percent of the total outstanding equity of Symwave on a fully diluted basis. The objective of this collaboration is to accelerate delivery of USB 3.0 solutions into mobile, consumer and computing segments. As part of the relationship, SMSC has obtained the right to acquire Symwave under certain conditions. On September 15, 2010, Ms. Christine King resigned as a director of Symwave.

On September 8, 2009, the Company completed its acquisition of certain assets and 100 percent of the outstanding shares of Tallika, a business with a team of approximately 50 highly skilled engineers located in design centers in Phoenix, Arizona and Chennai, India. This team brings to SMSC a broad set of technical engineering capabilities, including software development experience and expertise, largely in a low-cost geography. The Tallika and SMSC teams have previously collaborated on various projects including transceiver development, chip design and pre-silicon verification. SMSC paid approximately $3.4 million to purchase Tallika. The results of Tallika’s operations subsequent to September 8, 2009 have been included in the Company’s consolidated results of operations.

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

Further information regarding these policies appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010, as filed with the SEC on April 28, 2010. During the six-month period ended August 31, 2010, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies.

Recent Accounting Standards

In October 2009 the Financial Accounting Standards Board (“FASB”)the FASB issued Accounting Standards Update (“ASU”) 2009-13, “ Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASU 2009-14, “ Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (i) vendor-specific objective evidence, or “VSOE”, or (ii) third-party evidence, or “TPE”, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. For SMSC, these new updates are required to be effective for revenue arrangements entered into or materially modified in the first quarter of fiscal year 2012, with early adoption available. The Company adopted these ASUs retroactively beginning in the first quarter of fiscal 2011. The adoption of these ASUs did not have a material effect on our consolidated financial statements.

In January 2010, the FASB issued new standards in the FASB Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standards also clarify existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures were adopted by SMSC beginning in the first quarter of fiscal 2011. The adoption of ASC 820 did not have a material effect on our consolidated financial statements.

Results of Operations

Overview

Sales and revenues, gross profit on sales and revenue, income (loss) from operations, and net income (loss) for the three months ended August 31, 2010, May 31, 2010, and August 31, 2009 were as follows (in thousands) :

	Three Months Ended August 31, 2010	Three Months Ended May 31, 2010	Three Months Ended August 31, 2009
Sales and revenues	$104,084	$97,159	$75,075
Gross profit on sales and revenue	$58,658	$51,795	$35,489
Income (loss) from operations	$22,346	$1,802	$(10,056)
Net income (loss)	$12,902	$627	$(6,534)

Sales and revenues for the second quarter of fiscal 2011 were $104.1 million, an increase of $6.9 million or 7.1% sequentially over the prior quarter ended May 31, 2010. The strong sales growth was primarily driven by strong Consumer Electronics and Industrial product sales. In addition, wireless product sales contributed  an increase of $1.6 million due mostly to the acquisition of STS in the second quarter of fiscal 2011.

Sales and revenues increased $29.0 million or 38.6% from sales and revenues of $75.1 million in the second quarter of the prior fiscal year, primarily due to improved Automotive and PC product sales as the economy and demand across all markets improved significantly over the prior year. In addition, wireless product sales contributed  an increase of $4.0 million due to the acquisitions of Kleer in the fourth quarter of fiscal 2010 and STS in the second quarter of fiscal 2011.

The Company reported a gross profit of $58.7 million, or 56.4% of sales and revenues for the second quarter of fiscal 2011, an increase of $6.9 million, compared to gross profit of $51.8 million or 53.3% of sales and revenues in the prior quarter ended May 31, 2010. This increase was primarily due to the benefit of increased production and sales levels, as well as decreased internal manufacturing operation costs, including some one-time favorable inventory adjustments relating to the release of inventory reserves and other inventory related liabilities.

Gross profit in the second quarter of fiscal 2011 increased $23.2 million to $58.7 million, or 56.4 % of sales and revenues, as compared to gross profit of $35.5 million, or 47.3% of sales and revenues in the second quarter of the prior fiscal year, primarily due to lower production levels in the second quarter of the prior year, which led to significant unabsorbed manufacturing overhead costs. In addition, structural changes in the Company’s supply and logistics chain, most notably the outsourcing of a significant portion of product test activities, which began to contribute favorably to gross margin performance, were only partially implemented in the second quarter of the prior fiscal year. In addition the current quarter included some one-time favorable inventory adjustments relating to the release of inventory reserves and other inventory related liabilities.

Operating income of $22.3 million was generated in the second quarter of fiscal 2011, as compared to operating income of $1.8 million in the prior quarter ended May 31, 2010 and operating loss of $10.1 million in the second quarter of the prior year. The increase in operating income compared to the prior quarter ended May 31, 2010 was primarily due to the increase in gross profit of $6.9 million in the second quarter of fiscal 2011, and expenses related to stock appreciation rights, which decreased sequentially by $13.4 million due to the relative decrease in the Company’s stock price in the current fiscal quarter compared to that of the prior fiscal quarter. The increase of $32.4 million in operating income in the second quarter of the current fiscal year compared to the second quarter of the prior fiscal year was primarily attributable to the year-over-year increase in product sales volume in the second quarter of fiscal 2011, resulting in an increase in gross profit of $23.2 million, and lower expenses related to stock appreciation rights, which decreased year-over-year by $14.6 million due to the relative decrease in the Company’s stock price in the current fiscal quarter compared to the increase in the Company's stock price during the comparable prior year period.

Net income in the second quarter of fiscal 2011 was $12.9 million, compared to a net income of $0.6 million in the prior quarter ended May 2010, and net loss of $6.5 million in the second quarter of the prior fiscal year, primarily due to the factors mentioned above.

Sales and Revenues

The Company’s sales and revenues for the three months ended August 31, 2010 were $104.1 million, compared to sales and revenues of $75.1 million in the three months ended August 31, 2009. The increase of $29.0 million or 38.6% overall was primarily due to significant improvement in the economy and demand across all markets over the prior year. The acquisitions of Kleer, K2L and STS contributed an additional $1.5 million, $1.6 million and $1.3 million in revenue, respectively, in the second quarter of fiscal 2011.

The Company’s sales and revenues for the six months ended August 31, 2010 were $201.2 million, compared to sales and revenues of $137.6 million in the three months ended August 31, 2009. The increase of $63.7 million or 46.3% overall was primarily due to significant improvement in the economy and demand across all markets over the prior year. The acquisitions of Kleer, K2L and STS contributed an additional $2.7 million, $2.6 million and $1.3 million in revenue, respectively, in the six months  of fiscal 2011.

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

The Company reported a gross profit of $58.7 million or 56.4% of sales and revenues in the second quarter of fiscal 2011, an increase of $23.2 million, compared to gross profit of $35.5 million, or 47.3% of sales and revenues in the second quarter of fiscal 2010. The increase in gross profit as a percentage of sales and revenues in the second quarter of the current fiscal year compared to the second quarter of the prior fiscal year was primarily due to increased production and sales levels, mix improvements, significant reductions in supply chain costs and structural changes in the Company’s supply and logistics chain, most notably the outsourcing of a significant portion of product test activities beginning in the first quarter of fiscal 2010. In addition, the current quarter included some one-time favorable inventory adjustments relating to the release of inventory reserves and other inventory related liabilities, and the second quarter of fiscal 2010 was impacted by significant unabsorbed overhead in response to lower demand and production levels.

The Company’s gross profit for the six month period ended August 31, 2010 totaled $110.5 million or 54.9% of sales and revenues, an increase of $47.3 million, compared to gross profit of $63.2 million, or 46.0% of sales and revenues in the prior comparable six-month period. The increase in gross profit as a percentage of sales and revenues in the first six months of the current fiscal year compared to the first six months of the prior fiscal year was primarily due to increased production and sales levels, mix improvements, significant reductions in supply chain costs and structural changes in the Company’s supply and logistics chain, most notably the outsourcing of a significant portion of product test activities beginning in the first quarter of fiscal 2010. In addition the current quarter included some one-time favorable inventory adjustments relating to the release of inventory reserves and other inventory related liabilities, and the first and second quarters of fiscal 2010 were impacted by significant unabsorbed overhead in response to lower demand and production levels.

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

The Company intends to continue its efforts to develop innovative new products and technologies, and believes that an ongoing commitment to R&D is essential in order to maintain product leadership and compete effectively. Therefore, the Company expects to continue to make significant R&D investments in the future. Recent acquisitions (Tallika, K2L, Kleer and STS, as previously described) have added additional engineering talent and capabilities.

Research and Development expenses were $19.8 million, or 19.0% of sales and revenues, for the three months ended August 31, 2010 compared to $20.1 million, or approximately 26.8% of sales and revenues, for the three months ended August 31, 2009. The decrease was primarily due to a $3.9 million decrease in stock based compensation charges pursuant to ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”), offset by an increase in engineering headcount and compensation charges and other engineering costs associated with the acquisitions of Tallika, K2L and Kleer in the prior fiscal year and STS in the current fiscal quarter. A credit of $1.5 million relating to stock based compensation charges was included in the current quarterly period, compared with a charge of approximately $2.4 million included in results for the three month period ended August 31, 2009, due to the decrease in the Company’s stock price in the current fiscal quarter.

Research and Development expenses were $43.6 million, or 21.7% of sales and revenues, for the six months ended August 31, 2010 compared to $38.6 million, or approximately 28.0% of sales and revenues, for the six months ended August 31, 2009. The increase was primarily due to the increase in engineering headcount and compensation charges and other engineering costs associated with the acquisitions of Tallika, K2L and Kleer in the prior fiscal year and STS in the current fiscal quarter. In addition, depreciation expense increased $1 million due to the purchase of  $7.2 million in system design tools over the prior twelve month period and test floor overhead and occupancy allocations to research and development increased $0.8 million as the Company ceased most testing and production activities in the existing Hauppauge, New York facility. These increases were mostly offset by a decrease of $3.2 million relating to stock based compensation charges pursuant to ASC Topic 718 , “Compensation — Stock Compensation ” (“ASC 718”) . The decrease in stock compensation charges in the six months ended August 31, 2010 was a result of the decrease in the Company’s stock price in the current quarter.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $16.0 million, or approximately 15.4% of sales and revenues, for the quarter ended August 31, 2010, compared to $24.9 million, or approximately 33.0% of revenues, for the quarter ended August 2009. The decrease of $8.8 million was primarily the result of a decrease of $9.2 million in stock based compensation charges pursuant to ASC 718 due to the decrease in expense for stock appreciation rights as a result of the decrease in the Company’s stock price in the current fiscal quarter. This decrease was slightly offset by increases in accounting and consulting fees related to due diligence and integration associated with recent acquisitions.

SG&A expenses were $41.4 million, or approximately 20.6% of sales and revenues, for the six months ended August 31, 2010, compared to $46.4 million, or approximately 33.7% of revenues, for the six months ended August 31, 2009. The decrease of $5.0 million was primarily the result of the decrease of  $8.0 million in stock based compensation charges pursuant to ASC 718, due to the decrease in expense for stock appreciation rights as a result of the decrease in the Company’s stock price in the current fiscal quarter. This decrease was partially offset by increases in incentives and bonuses of $1.3 million due to the fact that bonuses were not paid out in the first quarter of the prior fiscal year, executive transition costs of $0.4 million, as well as increases in accounting and consulting fees of $0.9 million related to due diligence and integration associated with recent acquisitions, and an increase of $0.6 million in amortization of intangibles acquired with recent acquisitions.

Restructuring Charges

Restructuring charges of a negligible amount and $0.9 million were incurred in the three and six month periods ended August 31, 2010, and they were primarily related to a restructuring plan initiated in the fourth quarter of fiscal 2010 in connection with the integration and reorganization of engineering and corporate overhead resources, primarily for severance obligations and termination benefits for certain employees.

Restructuring charges of $0.6 million and $0.9 million where incurred in three and six month periods ended August 31, 2009 primarily relating to a restructuring plan initiated in the second quarter of fiscal 2010 to reduce its workforce by approximately sixty-four employees in connection with the relocation of certain of its test floor activities from Hauppauge, New York to third party offshore facilities (Sigurd Microelectronics Corporation) in Taiwan.

In the fourth quarter of fiscal 2009 the Company initiated a restructuring plan that included a supplemental voluntary retirement program and involuntary separations that resulted in approximately a ten percent reduction in employee headcount and related expenses worldwide. This action resulted in a charge of $5.2 million for severance and termination benefits for 88 full-time employees in the fourth quarter of fiscal 2009. An additional $0.2 million was incurred in the first three months of fiscal 2010 relating to this restructuring plan.

Settlement Charge

There were no settlement charges incurred in the three and six month periods ended August 31, 2010. A charge of $2.1 million in settlement of the OPTi, Inc. patent infringement lawsuit against the Company was recognized in the three months ended May 31, 2009.

Interest and Other (Expense) Income, Net

Interest income was $0.2 million and $0.3 million for the three-month and six-month periods ended August 31, 2010, compared to $0.3 million and $0.7 million for the three-month and six-month periods ended August 31, 2009. The decrease in interest income year-over-year is primarily the result of a decrease in the Company’s overall investment in auction rate securities, as the Company continues to liquidate its positions as opportunities arise in response to market conditions. Funds from liquidated auction rate securities investments as well as funds generated through operating activities are currently being invested in high grade money market accounts, at lower average rates of return.

Other expenses, net were $0.2 and $0.3 million for the three-month and six-month periods ended August 31, 2010, compared to other expense, net of $0.1 million and $0.4 million for the three-month and six-month periods ended August 31, 2009. Other expenses, net primarily consist of unrealized foreign exchange gains and losses on net U.S. dollar monetary assets held by the Company’s foreign affiliates.

Provision for Income Taxes

The Company’s effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses, and the impact of tax-exempt income and various income tax credits.

The provision for income taxes for the three and six month periods ended August 31, 2010 was $9.4 million, and $10.5 million or an effective income tax rate of  42.1 % on $22.3 million of profit and an effective tax rate of 43.7% on $24.0 million of income before income taxes respectively.  The tax provision for the six month period ended August 31, 2010 includes the impact of $0.1 million from tax exempt income, and approximately $0.1 million of accrued interest and penalties.  The provision excludes the impact of certain losses in various jurisdictions that could not be benefited.  In addition, as the research and development tax credit expired on December 31, 2009 there is no such tax credit included in the tax provision for the three and six month periods ended August 31, 2010.

The benefit for income taxes for the three and six month periods ended August 31, 2009, was $3.4 million and $8.7 million, or an effective income tax rate of 34.5% against $10.0 million of losses and an effective income tax rate of 35.7% on $24.5 million of losses before income taxes, respectively. The tax provision for the six month period ended August 31, 2009 included the impact of $0.1 million from tax exempt income, a $0.2 million increase in reserves for uncertain tax positions and approximately $0.1 million of accrued interest and penalties. Legislation was passed in October, 2008 extending income tax credits related to qualified research and development expenditures in the U.S. incurred through December 31, 2009. Consequently, the effective tax rate for fiscal year 2010 includes ten months of research and development tax credits, which impacted the tax rate favorably by 6.2%.

Business Outlook

Our future results of operations and other matters comprising the subject of forward-looking statements contained in this Form 10-Q, included within this MD&A, involve a number of risks and uncertainties — in particular, current economic uncertainty, including tight credit markets, as well as future economic conditions, our goals and strategies, new product introductions, plans to cultivate new businesses, divestitures or investments, revenue, pricing, gross margin and costs, capital spending, depreciation, R&D expense levels, selling, general and administrative expense levels, potential impairment of investments, our effective tax rate, pending legal proceedings, ability to realize the benefits of recent acquisitions, and other operating parameters. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ materially from our expectations. See the risks described in Part II — Item 1.A. — Risk Factors.

The Company achieved record revenue levels in the second quarter of fiscal 2011 and saw strength in the Consumer and Industrial product lines. We currently expect modest sequential growth in third quarter sales as compared to second quarter levels, however, the strength in revenues in the first half of our fiscal year should lead to muted seasonality in the third quarter of fiscal 2011.

Liquidity & Capital Resources

The Company currently finances its operations through a combination of existing cash and cash generated by operations. Although the Company takes advantage of supplier financing arrangements for certain long-term agreements, the Company had no secured or unsecured debt during the first quarters of fiscal 2011 or 2010.

The Company’s cash, cash equivalents, short-term and long-term investments (including investments in auction rate securities with maturities in excess of one year) were $179.4 million at August 31, 2010, compared to $175.3 million at August 31, 2009. Positive cash flows from operations, partially offset by net cash used for the acquisition of STS, loans receivable and capital expenditures accounted for most of this increase.

Operating activities generated $24.5 million of cash in the first six months of fiscal 2011, compared to $10.1 million of cash generated in the first six months of fiscal 2010. The increase in operating cash flows reflects the impact of a significant increase in revenues and operating profits in the first six months of fiscal 2011 while maintaining inventories relatively flat with the prior year-end levels, partially offset by an increase in accounts receivable as revenues increased over the prior year.

Investing activities contributed $10.9 million of cash during the first six months of fiscal 2011, resulting from the sale of $30.5 million in short-term investments in commercial paper and the redemption of $10.5 million in auction rate securities, partially offset by the $22.0 million used in the acquisition of STS, a $1.6 million loan receivable to Symwave and $6.5 million used in capital expenditures. Capital expenditures increased $3.5 million in the first six months of fiscal 2011 as compared to the first six months of the prior fiscal year, during which capital expenditures were drastically reduced as a result of corporate cost saving initiatives in fiscal 2010.

Net cash provided by financing activities was $1.8 million in the first six months of fiscal 2011, consisting of $4.1 million of proceeds from issuance of common stock on stock option exercises, partially offset by $2.3 million of repayments of obligations under capital leases and notes payable for payments for supplier financed design automation tools used in product development activities. Net cash provided by financing activities was $2.5 million in the first six months of fiscal 2010. The decrease of $0.7 million over the comparable prior year period was primarily due to the increase in payments for supplier financed design automation tools used in product development activities.

Working capital increased by $13.5 million, or 8%, to $184.9 million in the first six months of fiscal 2011, primarily due to cash from operations of $24.5 million, the liquidation of $10.5 million in auction rate securities in connection with issuer redemptions and $4.1 million in proceeds from the issuance of common stock on stock option exercises, partially offset by $22.0 million used in the acquisition of STS and $6.5 million used in capital expenditures.

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

Fair Value of Financial Instruments

The assessment of fair value for our financial instruments is based on the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures ” (“ASC 820”), which defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. When values are determined using inputs that are both unobservable and significant to the values of the instruments being measured, the Company classifies those instruments as Level 3 under the ASC 820 hierarchy. A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

As of August 31, 2010, the Company held approximately $167.7 million in financial instruments measured at fair value within the three levels of the ASC 820 fair value hierarchy, including investments, equity securities, non-marketable equity investments, cash surrender value of life insurance policies and cash equivalents. The Company classified $40.5 million of investments in auction rate securities and non-marketable equity investments (net of $2.7 million in gross unrealized losses) as Level 3 under the ASC 820 hierarchy (24 percent of financial instruments measured at fair value). Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of August 31, 2010, 100 percent of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies, mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1. Non-marketable equity investments consist of recent investments in Symwave and Canesta, two development-stage enterprises accounted for as cost-basis investments and included in the investments in equity securities caption of the consolidated balance sheet.

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

As a result, as of August 31, 2010, the Company recorded an estimated cumulative unrealized loss of $2.4 million (net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income (loss) within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100 percent of the principal and accrued interest from the issuer. Further, the auction rate securities held by the Company are AAA rated. The Company continues to liquidate investments in auction rate securities as opportunities arise. In the three and six-month periods ended August 31, 2010, $4.1 million and $10.5 million, respectively, in auction rate securities were liquidated at par in connection with issuer calls. Subsequent to August 31, 2010, an additional $3.5 million in auction rate securities were also liquidated at par, also as a consequence of issuer calls.

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

Commitments and Contingencies

Contingent Consideration — STS Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of STS at the estimated fair value of $1.2 million as of August 31, 2010. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income. The maximum amount of contingent consideration that can be earned by the sellers is $3.0 million available to be earned in calendar year 2011 upon achievement of certain revenue performance goals as set forth in the purchase agreement between SMSC and STS.
Contingent Consideration — Kleer Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of Kleer at the estimated fair value of $0.5 million as of August 31, 2010. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income. The maximum amount of contingent consideration that can be earned by the sellers is $2.0 million. Fifty percent of the contingent consideration will be available to be earned in each of fiscal years 2011 and 2012 upon achievement of certain revenue performance goals as set forth in the purchase agreement between SMSC and STS.

Contingent Consideration — K2L Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of K2L at the estimated fair value of $2.4 million (€1.9 million) as of August 31, 2010. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income. The maximum amount of contingent consideration that can be earned by the sellers is €2.1 million. Fifty percent of the contingent consideration will be available to be earned in each of calendar years 2010 and 2011 based on the level of achievement of revenue as set forth in the purchase agreement between SMSC and K2L.

Symwave Purchase Order Guarantee

The Company entered into an agreement on July 29, 2010 with Semiconductor Manufacturing International Corporation (“SMIC”) to guarantee payment by Symwave of all payment obligations required to be paid by Symwave pursuant to certain specifically identified purchase orders. The guarantee may not exceed $7.5 million; to date the Company has guaranteed purchase orders totaling approximately $6.3 million. The Company shall pay SMIC for outstanding payment obligations required to be paid by Symwave pursuant to the identified purchase orders if Symwave has not responded or made payment within 30 days of receipt of payment notice. The guarantee is secured by a security interest in the inventory purchased and all other Symwave assets, and as such the liability for this guarantee is not presently a material amount.

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

As of August 31, 2010, the Company’s $33.3 million of long-term investments consisted primarily of investments in U.S. government agency backed AAA rated auction rate securities. From time to time, the Company has also held investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that until recently had been reset every 90 days or less at auction, at which time the securities could also typically be repurchased or sold.

In February 2008, the Company began to experience failed auctions on some of its auction rate securities Based on the failure rate of these auctions, the frequency and extent of the failures, and due to the lack of liquidity in the current market for the auction rate securities, the Company determined that the estimated fair value of the auction rate securities no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of these investments as of August 31, 2010, and recorded an unrealized loss of $2.6 million, (net of tax) related to the temporary impairment of the auction rate securities, which is included in accumulated other comprehensive income within shareholders’ equity on the consolidated balance sheet.

Assuming all other assumptions disclosed in Part I — Item 1 — Financial Statements — Note 3 of this Report, being equal, an increase or decrease in the liquidity risk premium (i.e. the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the auction rate securities by approximately $0.9 million. In addition, an increase or decrease in interest rates of 100 basis points would decrease interest income of $0.3 million in the six months ended August 31, 2010 to a negligible amount or increase interest income by $0.8 million.

Equity Price Risk — The Company is not exposed to any significant equity price risks at August 31, 2010.

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

The Company’s most significant foreign subsidiaries, SMSC Japan and SMSC Europe, purchase a significant amount of their products for resale in U.S. dollars, and from time to time have entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. Gains or losses on these contracts are intended to offset the gains or losses recorded for statutory and U.S. GAAP purposes from the remeasurement of certain assets and liabilities from U.S. dollars into local currencies. No such contracts were executed during fiscal 2010, and there are no obligations under any such contracts as of August 31, 2010. However, the Company has purchased currencies from time to time throughout the current fiscal year in anticipation of more significant foreign currency transactions, in order to optimize effective rates associated with those settlements.

Operating activities in Europe include transactions conducted in both euros and U.S. dollars. The euro is the functional currency for the Company’s European subsidiaries. Gains (losses) recorded from the remeasurement of U.S. dollar denominated assets and liabilities into euros were $0.1 million and $(0.2) million for the three-months and six-months period ending August 31, 2010, compared with a loss of  a negligible amount and $(0.2) million for the three-months and six-months period ending August 31, 2009. Losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into Yen for the three-months and six-months period ending August 31, 2010 were $0.3 million and $0.3 million dollars compared with losses of $0.1 and $0.2 million for the three-months and six-months period ending August 31, 2009.

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

Item 4. — Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of August 31, 2010, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. The Board of Directors authorized the repurchase of additional shares in one million share increments in July 2000, July 2002, November 2007 and April 2008, bringing the total authorized repurchases to five million shares as of February 28, 2009. As of August 31, 2010, the Company has repurchased approximately 4.5 million shares of its common stock at a cost of $101.2 million under this program, including 1,084,089 shares repurchased at a cost of $28.5 million in fiscal 2009, 1,165,911 shares repurchased at a cost of $40.6 million in fiscal 2008 and 253,300 shares repurchased at a cost of $6.1 million in fiscal 2007.

The Company withheld 1,166 shares at a cost of $25 thousand in the second quarter of fiscal 2011 as part of an ongoing program in which the Company will withhold shares from employees to fund tax withholdings required on restricted shares vesting each period.

Item 3. — Defaults Upon Senior Securities

None.

Item 4. — Removed and Reserved

Item 5. — Other Information

On September 29, 2010 the Compensation Committee of the Company amended the Company's Management Incentive Plan and Selected Officer Management Incentive Plan to replace the requirement that participants need to be employed on the day the bonus payment is made in order to be eligible for the bonus with a requirement that participants must be employed on the last day of the applicable performance period to be eligible for the bonus. This change was made to try to accelerate the tax deductibility of the bonus payments and improve the Company's cash flow. The description of the aforesaid amendment is qualified in its entirety by the full text of both amended management incentive plans, which are annexed as Exhibits 10.1 and 10.2 to this filing and incorporated herein by reference.

Item 6. — Exhibits

10.1	—	Standard Microsystems Corporation Management Incentive Plan amended and restated effective September 29, 2010 filed herewith.
10.2	—	Standard Microsystems Corporation Selected Officer Management Incentive Plan amended and restated effective September 29, 2010 filed herewith.
31.1	—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Schema Document
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document
101.LAB	—	XBRL Taxonomy Label Linkbase Document
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD MICROSYSTEMS CORPORATION
By:	/s/ Kris Sennesael

(Signature)
Kris Sennesael
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 5, 2010

EXHIBIT INDEX

Exhibit No.		Description
10.1	—	Standard Microsystems Corporation Management Incentive Plan amended and restated effective September 29, 2010 filed herewith.
10.2	—	Standard Microsystems Corporation Selected Officer Management Incentive Plan amended and restated effective September 29, 2010 filed herewith.
31.1	—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Schema Document
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document
101.LAB	—	XBRL Taxonomy Label Linkbase Document
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document