Form 10-Q
period 2010-11-30
STANDARD MICROSYSTEMS CORP
filed 2011-01-10
CIK 93384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2010 there were 22,871,229 shares of the registrant’s common stock outstanding.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

PART I

Item 1. — Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	November 30, 2010	February 28, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$158,009	$109,141
Short-term investments	—	30,500
Accounts receivable, net	64,831	47,972
Inventories	49,582	44,374
Deferred income taxes	29,561	23,278
Other current assets	8,325	6,613
Total current assets	310,308	261,878
Property, plant and equipment, net	68,287	66,802
Goodwill	78,365	54,414
Intangible assets, net	36,768	30,495
Long-term investments, net	30,484	42,957
Investments in equity securities	2,042	7,238
Deferred income taxes	7,578	11,364
Other assets	3,768	4,188
Total assets	$537,600	$479,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,427	$25,992
Deferred income from distribution	19,053	16,125
Accrued expenses, income taxes and other current liabilities	63,572	48,424
Total current liabilities	120,052	90,541
Deferred income taxes	4,078	3,963
Other liabilities	26,429	22,944
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock	—	—
Common stock	2,727	2,688
Additional paid-in capital	353,695	340,959
Retained earnings	125,619	116,664
Treasury stock, at cost	(101,295)	(101,199)
Accumulated other comprehensive income	6,295	2,776
Total shareholders' equity	387,041	361,888
Total liabilities and shareholders’ equity	$537,600	$479,336

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Sales and revenues	$107,025	$87,236	$308,268	$224,789
Costs of goods sold	51,270	42,220	142,061	116,572
Gross profit on sales and revenue	55,755	45,016	166,207	108,217
Operating expenses:
Research and development	28,893	17,983	72,475	56,546
Selling, general and administrative	33,026	17,232	74,425	63,602
Restructuring charges	146	393	1,014	1,264
Settlement charge, net	-	(31)	-	2,019
Impairment loss on equity investment	3,208	-	3,208	-
Gain on equity investment	(249)	-	(249)	-
Revaluation of contingent acquisition expense	(1,083)	-	(626)	-
(Loss) income from operations	(8,186)	9,439	15,960	(15,214)
Interest income	241	159	559	854
Interest expense	(20)	(73)	(114)	(132)
Other expense, net	(139)	(326)	(475)	(758)
(Loss) income before provision for (benefit from) income taxes	(8,104)	9,199	15,930	(15,250)
(Benefit from) provision for income taxes	(3,530)	2,393	6,975	(6,327)
Net (loss) income	$(4,574)	$6,806	$8,955	$(8,923)
Net (loss) income per share:
Basic	$(0.20)	$0.31	$0.40	$(0.40)
Diluted	$(0.20)	$0.30	$0.39	$(0.40)
Weighted average common shares outstanding:
Basic	22,679	22,239	22,586	22,066
Diluted	22,679	22,442	22,969	22,066

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended November 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$8,955	$(8,923)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,383	19,754
Stock-based compensation	22,285	13,852
Deferred income taxes	(3,469)	(8,102)
Deferred income on shipments to distributors	2,929	5,111
Foreign exchange (gain) loss	(305)	48
Excess tax benefits from stock-based compensation	(91)	(76)
Loss on sale of property, plant and equipment	40	13
Non-cash restructuring charges	-	336
Impairment loss on equity investment	3,208	-
Provision for sales returns and allowances	91	25
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(13,373)	(18,755)
Inventories	(2,032)	9,261
Accounts payable, accrued expenses and other current liabilities	52	9,709
Accrued restructuring charges	(711)	(4,563)
Income taxes payable	(997)	5,321
Other changes, net	(1,203)	721
Net cash provided by operating activities	33,762	23,732
Cash flows from investing activities:
Capital expenditures	(9,795)	(5,234)
Acquisition of business, net of cash acquired – Symwave	1,517	-
Acquisition of business, net of cash acquired – STS	(21,891)	-
Acquisition of business, net of cash acquired – Tallika	-	(1,825)
Acquisition of business, net of cash acquired – K2L	-	(5,277)
Proceeds from sale of non-marketable equity investments – Canesta	2,248	-
Investment in non-marketable secured loans – Symwave	(3,125)	-
Investment in non-marketable equity investments	(2,042)	(7,238)
Purchases of short-term and long-term investments	(14,900)	(1,775)
Sales of short-term and long-term investments	59,750	30,925
Purchases of technology licenses	-	(1,200)
Net cash provided by investing activities	11,762	8,376
Cash flows from financing activities:
Excess tax benefits from stock-based compensation	91	76
Proceeds from issuance of common stock	6,454	3,625
Purchases of treasury stock	(96)	-
Repayments of obligations under supplier financing arrangements	(3,267)	(2,746)
Net cash provided by financing activities	3,182	955
Effect of foreign exchange rate changes on cash and cash equivalents	162	2,415
Net increase in cash and cash equivalents	48,868	35,478
Cash and cash equivalents at beginning of period	109,141	97,156
Cash and cash equivalents at end of period	$158,009	$132,634

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures of Standard Microsystems Corporation and subsidiaries (“SMSC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), reflecting all adjustments (consisting only of normal, recurring adjustments) which in management’s opinion are necessary to present fairly the Company’s financial position as of November 30, 2010, results of operations for the three and nine-month periods ended November 30, 2010 and 2009 and cash flows for the nine-month periods ended November 30, 2010 and 2009 (collectively, including accompanying notes and disclosures, the “Interim Financial Statements”). The February 28, 2010 balance sheet information has been derived from audited financial statements, but does not include all information or disclosures required by U.S. GAAP.

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

Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the fiscal 2011 presentation reflected in these Interim Financial Statements. Specifically, in the three and nine-month periods ended November 30, 2009, the Company reclassified a negligible amount in amortization of technology intangibles previously included in selling, general and administrative costs to cost of goods sold on the consolidated statements of operations to conform to the current period presentation.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Fair Value

In September 2006, the FASB issued a new standard for fair value measurement now codified as ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In January 2010, the FASB issued new standards codified as part of ASC 820 which require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standards also clarify existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. When determining fair value, management considers the principal or most advantageous market in which the Company would transact, and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The following table summarizes the composition of the Company’s investments at November 30, 2010 and February 28, 2010 (in thousands) :

	Cost	Gross Unrealized Losses	Aggregate Fair Value	Classification on Balance Sheet
November 30, 2010				Cash	Short-Term Investments	Investments in equity securities	Long-Term Investments
Marketable equity securities	$143	$(40)	$103	$—	$—	$—	$103
Non-marketable equity investments	2,042	—	2,042	—	—	2,042	—
Auction rate securities	32,150	(1,769)	30,381	—	—	—	30,381
Money market funds	125,953	—	125,953	125,953	—	—	—
	$160,288	$(1,809)	$158,479	$125,953	$—	$2,042	$30,484

	Cost	Gross Unrealized Losses	Aggregate Fair Value	Classification on Balance Sheet
February 28, 2010				Cash	Short-Term Investments	Investments in equity securities	Long-Term Investments
Marketable equity securities	$143	$(44)	$99	$—	$—	$—	$99
Non-marketable equity investments	7,238	—	7,238	—	—	7,238	—
Auction rate securities	46,500	(3,642)	42,858	—	—	—	42,858
Short-Term Investments	30,500	—	30,500	—	30,500	—	—
Money market funds	87,108	—	87,108	87,108	—	—	—
	$171,489	$(3,686)	$167,803	$87,108	$30,500	$7,238	$42,957

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Fair Value – (continued)

The Company classifies all marketable debt and equity securities with remaining contractual maturities of greater than one year as long-term investments. As of November 30, 2010 the Company held approximately $30.4 million of investments in auction rate securities (net of $1.8 million in unrealized losses) with maturities ranging from 11 years to 31 years, all classified as available-for-sale. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of November 30, 2010, all of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies.

The cost basis and estimated fair values of available-for-sale securities at November 30, 2010 by contractual maturity are shown below (in thousands):

	Cost	Estimated Fair Value
Due in ten through twenty years	$12,100	$11,490
Due in over twenty years	20,050	18,891
Total	$32,150	$30,381

Expected maturities of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets and liabilities, including investments, equity securities, cash surrender value of life insurance policies, contingent consideration and cash equivalents at November 30, 2010 (in thousands):

	Total Fair Value at 11/30/2010	Fair Value Measurements at Report Date Using
		Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$103	$103	$—	$—
Non-marketable equity investments	2,042	—	—	2,042
Auction rate securities	30,381	—	550	29,831
Money market funds	125,953	125,953	—	—
Other assets-cash surrender value	1,673	—	1,673	—
Total Assets	$160,152	$126,056	$2,223	$31,873

Liabilities:
Contingent consideration	$6,270	$—	$—	$6,270
Total Liabilities	$6,270	$—	$—	$6,270

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, including investments, equity securities, cash surrender value of life insurance policies and cash equivalents at February 28, 2010 ( in thousands ):

	Total Fair Value at 02/28/2010	Fair Value Measurements at Report Date Using
		Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$99	$99	$—	$—
Non-marketable equity investments	7,238	—	—	7,238
Auction rate securities	42,858	—	—	42,858
Short-term investments	30,500	30,500	—	—
Money market funds	87,108	87,108	—	—
Other assets-cash surrender value	1,662	—	1,662	—
Total Assets	$169,465	$117,707	$1,662	$50,096

Liabilities:
Contingent consideration	$2,590	$—	$—	$2,590
Total Liabilities	$2,590	$—	$—	$2,590

At February 28, 2010 and November 30, 2010, the Company grouped money market funds and equity securities using a Level 1 valuation because market prices were readily available. Level 2 financial assets and liabilities represent the fair value of cash surrender value of life insurance and auction rate securities that have been redeemed at par subsequent to the  reporting date.

The assets grouped for Level 3 valuation were auction rate securities consisting of AAA rated securities mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1. Level 3 liabilities consist of contingent consideration on acquisitions. See Note 15 — Commitments and Contingencies, for further discussion on contingent consideration arrangements, including fair valuation.

3. Fair Value – (continued)

When a determination is made to classify a financial instrument within Level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may consider some observable market inputs. The following tables reflect the activity for the Company’s major classes of assets and liabilities measured at fair value using Level 3 inputs (in thousands):

Assets:	Three Months Ended November 30, 2010	Nine Months Ended November 30, 2010
Balance at beginning of period	$37,241	$50,096
Transfers out to Level 2 (Auction Rate Securities with market inputs)	(550)	(4,700)
Purchases of Level 3 investments	2,042	2,042
Sales of Level 3 investments	(4,604)	(14,479)
Total (gains) and losses:
Included in earnings (realized)	(2,959)	(2,959)
Unrealized gains included in accumulated other comprehensive income	703	1,873
Balance as of November 30, 2010	$31,873	$31,873

Liabilities:	Three Months Ended November 30, 2010	Nine Months Ended November 30, 2010
Balance at beginning of period	$4,050	$2,590
Level 3 liabilities acquired	3,094	4,244
Total (gains) and losses:
Included in earnings (realized)	(1,083)	(626)
Unrealized losses included in accumulated other comprehensive income	209	62
Balance as of November 30, 2010	$6,270	$6,270

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As a result, as of November 30, 2010, the Company recorded an estimated cumulative unrealized loss of $1.7 million (net of tax)  related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income (loss) within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuer. Further, the auction rate securities held by the Company are AAA rated, and the Company considers the credit risk to be negligible. The Company continues to liquidate investments in auction rate securities as opportunities arise. In the three and nine-month periods ended November 30, 2010, $3.8 million and $14.4 million, respectively, in auction rate securities were liquidated at par in connection with issuer calls. Subsequent to November 30, 2010, an additional $0.6 million in auction rate securities were also liquidated at par, also as a consequence of issuer calls.

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

The components of the Company’s comprehensive income (loss) for the three-month and nine-month periods ended November 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
Net (loss) income	$(4,574)	$6,806	$8,955	$(8,923)
Other comprehensive income:
Change in foreign currency translation adjustments	2,438	1,888	1,647	6,583
Change in unrealized gain on marketable equity securities	712	517	1,872	3,544
Total comprehensive (loss) income	$(1,424)	$9,211	$12,474	$1,204

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The components of the Company’s accumulated other comprehensive income as of November 30, 2010 and February 28, 2010, net of taxes, were as follows (in thousands):

	November 30, 2010	February 28, 2010
Unrealized losses on investments (net of tax of $86 thousand)	$(1,704)	$(3,576)
Foreign currency translation	8,041	6,394
Changes in defined benefit plans (net of tax of $20 thousand)	(42)	(42)
Total accumulated other comprehensive income	$6,295	$2,776

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

The shares used in calculating basic and diluted net income (loss) per share for the condensed consolidated statements of operations included within this report are reconciled as follows (in thousands) :

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
Weighted average shares outstanding for basic net income per share	22,679	22,239	22,586	22,066
Dilutive effect of stock options	—	203	383	—
Weighted average shares outstanding for diluted net income per share	22,679	22,442	22,969	22,066

Options covering approximately 3.4 million and 2.0 million shares for the three month periods ended November 30, 2010 and 2009, and approximately 1.6 million and 3.6 million shares for the nine month periods ended November 30, 2010 and 2009 respectively, were excluded from the computation of average shares outstanding for diluted net income (loss) per share because their effects were antidilutive.

6. Business Combinations

Symwave
On November 12, 2010 SMSC completed the acquisition of Symwave, Inc. (“Symwave”), a global fabless semiconductor company supplying high-performance analog/mixed-signal connectivity solutions utilizing proprietary technology, IP and silicon design capabilities. Symwave’s suite of SuperSpeed USB 3.0 compliant products and core technology can deliver up to 10 times the speed of USB 2.0 devices and target external storage, cellular phones, media players, camcorders, digital cameras and other applications requiring high-speed data transfer capabilities. End products based on Symwave’s storage controller were the industry’s first to achieve the USB-IF’s USB 3.0 certification in December 2009. Headquartered in Laguna Niguel, California, with design centers in San Diego, California and Shenzhen, China, Symwave has approximately 90 employees, of which over 60 are in Asia.

SMSC made an initial $5.2 million equity investment in Symwave in fiscal 2010, resulting in an equity stake of approximately 14 percent, and in fiscal 2011 provided $3.1 million in bridge financing to Symwave. At acquisition, the initial equity investment was revalued to $2.0 million and an impairment loss of $3.2 million was recorded within income from operations. The terms of the purchase agreement provide for quarterly cash payments to former Symwave shareholders upon achievement of certain revenue and gross profit margin goals. As a result, no cash was paid at acquisition and SMSC recorded a $3.1 million liability for contingent consideration. The fair value of the initial equity investment of $2.0 million was estimated by applying the income approach. That measure is based on significant inputs that are unobservable in the market, which is a Level 3 input. Key assumptions include a discount rate of 15 percent and probability-adjusted level of quarterly revenues and gross profit margins.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the components of the purchase price (in millions):

Total Consideration at Fair Value
Fair value of initial investment in Symwave	$2.0
Assumption of liability for overdue accounts payable	4.1
Assumption of liability for notes payable	3.2
Liability for contingent consideration	3.1
$12.4

The following table summarizes the allocation of the purchase price (in millions):

Cash and cash equivalents	$1.5
Inventories	3.2
Accounts receivable	3.3
Other current assets	0.3
Fixed assets	2.0
Customer relationships	0.3
Trade name	0.2
Technology	3.6
Goodwill (all non-deductible for tax purposes)	3.6
Accounts payable and accrued liabilities	(5.3)
Deferred tax liabilities	(0.3)
$12.4

The majority of Symwave’s net assets are located in Laguna Niguel, California. The functional currency of Symwave’s operations in the United States is the U.S. dollar (“USD”) and in China is the Chinese Yuan Renminbi (“CNY”). Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired.  The Symwave acquisition is expected to contribute to SMSC’s USB revenue stream and accelerate SMSC’s entry into the USB 3.0 market. These factors contributed to the recognition of goodwill as a component of the purchase price. In accordance with ASC Topic 350, “Intangibles — Goodwill and Other”, goodwill is not amortized but is tested for impairment at least annually.

As of the end of each fiscal quarter at which a liability for contingent consideration is recorded, the Company will revalue the contingent consideration obligation to fair value and record increases in the fair value as contingent consideration expense and decreases in the fair value as a reduction of contingent consideration expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in discount periods and rates, changes in the timing and amount of revenue and gross profit margin estimates and changes in probability adjustments.

The results of Symwave’s operations subsequent to November 12, 2010 have been included in the Company’s consolidated results of operations. In the three and nine month period ended November 30, 2010, Symwave contributed $2.7 million in revenue and $1.0 million in net losses.

The following unaudited pro forma financial information presents the combined operating results of SMSC and Symwave as if the acquisition had occurred as of the beginning of each period presented.  Pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only.  This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Pro forma financial information for the three and nine month periods ended November 30, 2010 and 2009 is presented in the following table (in millions, except per share data):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009

Sales and revenues	$112.4	$87.7	$316.4	$225.6
Net income (loss)	$(7.5)	$3.6	$0.04	$(17.7)
Basic net income (loss) per share	$(0.33)	$0.16	$0.02	$(0.80)
Diluted net income (loss) per share	$(0.33)	$0.16	$0.02	$(0.80)

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

The following table summarizes the components of the purchase price (in millions):

Total Consideration at Fair Value
Cash	$22.0
Liability for contingent consideration	1.2
$23.2

The following table summarizes the allocation of the purchase price (in millions) :

Cash and cash equivalents	$0.1
Inventories	0.2
Other current assets	0.1
Fixed assets	0.3
Customer relationships	3.9
Trade name	0.3
Technology	4.2
Goodwill (all non-deductible for tax purposes)	19.4
Other long-term assets	0.1
Accounts payable and accrued liabilities	(2.5)
Other long-term liabilities	(1.1)
Deferred tax liabilities	(1.8)
$23.2

The majority of STS’ net assets are located in the Netherlands and Singapore, and the functional currency of STS’operations in the Netherlands is the euro (“EUR”) and in Singapore is the Singapore dollar (“SGD”). Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired. STS' robust, low latency digital audio baseband processor and integrated module solutions are highly complementary to SMSC's Kleer wireless audio products. Together, the STS and Kleer teams intend to collaborate on developing best-in-class baseband processor and audio networking solutions that allow end users to enjoy state-of-the-art entertainment in the home, in the car or on the go. These factors contributed to the recognition of goodwill as a component of the purchase price. In accordance with ASC Topic 350, “Intangibles — Goodwill and Other”, goodwill is not amortized but is tested for impairment at least annually.

The acquisition of STS was not significant to the Company’s consolidated results of operations for the three and nine-month periods ended November 30, 2010.

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

The following table summarizes the components of the purchase price (in millions) :

Total Consideration at Fair Value
Cash	$5.5
Liability for contingent consideration	0.8
$6.3

The following table summarizes the allocation of the purchase price (in millions) :

Cash and cash equivalents	$0.3
Accounts receivable	0.2
Inventories	0.6
Customer relationships	0.5
Trade name	0.7
Technology	1.8
Goodwill (of which $3.2M is tax-deductible)	2.7
Accounts payable and accrued liabilities	(0.3)
Deferred tax liabilities	(0.2)
$6.3

The majority of Kleer’s net assets are located in Luxembourg, and the functional currency of Kleer’s operations in Luxembourg is the USD. Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired. Kleer technology provides a natural extension to SMSC’s consumer and automotive connectivity portfolio. This technology extends our ability to service our OEM customers with a broad portfolio of solutions. These factors contributed to the recognition of goodwill as a component of the purchase price. In accordance with ASC Topic 350, “Intangibles — Goodwill and Other”, goodwill is not amortized but is tested for impairment at least annually.

The acquisition of Kleer was not significant to the Company’s consolidated results of operations for the three and nine-month periods ended November 30, 2010.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
$8.9

The majority of K2L’s net assets are located in Germany, and the functional currency of K2L’s operations in Germany is the EUR. Accordingly, these EUR-denominated net assets are translated into U.S. dollars at period-end exchange rates and gains or losses arising from translation are included as a component of accumulated other comprehensive income within shareholders’ equity.

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

The acquisition of K2L was not significant to the Company’s consolidated results of operations for the three and nine-month periods ended November 30, 2010.

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
$3.4

A significant portion of Tallika’s net assets are located in India, and the functional currency of Tallika’s Chennai, India based operations is the Rupee (“INR”). Accordingly, these INR-denominated net assets are translated into the USD dollars at period-end exchange rates and unrealized gains or losses arising from translation are included as a component of accumulated other comprehensive income within the shareholders’ equity.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The acquisition of Tallika was not significant to the Company’s consolidated results of operations for the three and nine-month periods ended November 30, 2010.

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

On November 23, 2010, the Company invested $2.0 million in EqcoLogic, N.V. (“EqcoLogic”), a Belgian corporation based in Brussels, Belgium. SMSC holds approximately 18.0 percent of the total outstanding equity of EqcoLogic on a fully diluted basis. The purchase of the equity shares has been accounted for as a cost-basis investment and is included in the Investments in equity securities caption on the Company’s condensed consolidated balance sheet.

During fiscal 2010, SMSC invested $2.0 million in Canesta, a privately held developer of three-dimensional motion sensing systems and devices (previously accounted for as a cost-basis investment and included in the Investments in equity securities caption of the consolidated balance sheet). Canesta has entered into an Asset Purchase Agreement with Microsoft, pursuant to which Microsoft  acquired substantially all of the assets of Canesta. On November 30, 2010, SMSC received $2.2 million in cash from Canesta pursuant to its Asset Purchase Agreement with Microsoft (approximately $0.8 million in additional distributions will be held in escrow for 12 months until all of the obligations of Canesta have been satisfied). As a result, the Company recorded a gain of $0.2 million.

On November 12, 2010 SMSC completed the acquisition of Symwave, Inc. (“Symwave”), a global fabless semiconductor company supplying high-performance analog/mixed-signal connectivity solutions utilizing proprietary technology, IP and silicon design capabilities. SMSC had previously invested $5.2 million in Symwave in fiscal 2010, resulting in a total equity stake of approximately 14 percent. At acquisition, this equity investment was revalued at $2.0 million and an impairment loss of $3.2 million was recorded within income from operations. The remaining $2.0 million investment in Symwave is no longer classified as part of the Investments in equity securities caption of the consolidated balance sheet and is currently included as part of the consideration paid for the Symwave acquisition.

8. Goodwill and Intangible Assets

The Company’s November 2010 acquisition of Symwave included the purchase of $4.2 million of finite-lived intangible assets and goodwill of $3.6 million. The Company’s June 2010 acquisition of STS included the purchase of $8.4 million of finite-lived intangible assets and goodwill of $19.4 million. The Company’s February 2010 acquisition of Kleer included the purchase of $3.0 million of finite-lived intangible assets and goodwill of $2.7 million. The Company’s November 2009 acquisition of K2L included the purchase of $3.8 million of finite-lived intangible assets and goodwill of $4.8 million. The Company’s November 2009 acquisition of Tallika included the purchase of $0.4 million of finite-lived intangible assets and goodwill of $2.4 million. The Company’s March 2005 acquisition of OASIS SiliconSystems Holding AG (“OASIS”) included the purchase of $42.9 million of finite-lived intangible assets, an indefinite-lived trademark of $5.4 million, and goodwill of $67.8 million. Some or portions of these intangible assets are denominated in currencies other than the USD, and these values reflect foreign exchange rates in effect on the dates of the transactions. The Company’s June 2002 acquisition of Tucson, Arizona-based Gain Technology Corporation included the acquisition of $7.1 million of finite-lived intangible assets and $29.4 million of goodwill, after adjustments.

Goodwill is tested for impairment in value annually, as well as when events or circumstances indicate possible impairment in value. The Company performs an annual goodwill impairment review during the fourth quarter of each fiscal year. The Company completed its most recent annual goodwill impairment review during the fourth quarter of fiscal 2010. In accordance with ASC Topic 350, “Intangibles — Goodwill and Other” (“ASC 350”), we compared the carrying value of each of our reporting units that existed at those times to their estimated fair value. For purposes of ASC 350 testing, the Company has two reporting units: the automotive reporting unit and the analog/mixed signal reporting unit. The automotive unit consists of those portions of the business that were acquired in the March 30, 2005 acquisition of OASIS including the infotainment networking technology known as Media Oriented Systems Transport (“MOST”), and the business that was acquired in the Company’s November, 2010 acquisition of K2L. The analog/mixed signal reporting unit is comprised of most other portions of the business.

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

Changes in the carrying amount of goodwill, net, on a consolidated basis, for the nine months ended November 30, 2010 and the twelve months ended February 28, 2010, consist of the following (in thousands):

Nine Months Ended November 30, 2010	Symwave	STS	Kleer	K2L	Tallika	Oasis	Gain Technologies	TOTAL

Balance, beginning of year	$—	$—	$3,278	$4,411	$2,404	$67,186	$29,435	$106,714
Accumulated impairment	—	—	—	—	—	(52,300)	—	(52,300)
	—	—	3,278	4,411	2,404	14,886	29,435	54,414
Goodwill acquired	3,615	19,400	(633)	—	—	—	—	22,382
Foreign exchange rate impact	—	1,809	(145)	(112)	17	—	—	1,569
	—						—
Balance, November 30, 2010	3,615	21,209	2,500	4,299	2,421	67,186	29,435	130,665
Accumulated impairment	—	—	—	—	—	(52,300)	—	(52,300)
	$3,615	$21,209	$2,500	$4,299	$2,421	$14,886	$29,435	$78,365

Year Ended February 28, 2010	Kleer	K2L	Tallika	OASIS	Gain Technologies	TOTAL

Balance, beginning of year	$—	$—	$—	$67,186	$29,435	$96,621
Accumulated impairment	—	—	—	(52,300)	—	(52,300)
	—	—	—	14,886	29,435	44,321
Goodwill acquired	3,278	4,778	2,404	—	—	10,460
Foreign exchange rate impact	—	(367)	—	—	—	(367)

Balance, end of year	3,278	4,411	2,404	67,186	29,435	106,714
Accumulated impairment	—	—	—	(52,300)	—	(52,300)
	$3,278	$4,411	$2,404	$14,886	$29,435	$54,414

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible assets that are denominated in a functional currency other than the U.S. dollar have been translated into U.S. dollars using the exchange rate in effect on the reporting date. The Company’s identifiable intangible assets consisted of the following:

	11/30/2010		2/28/2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(in thousands)
Purchased technologies	$50,474	$30,311	$42,767	$26,675
Customer relationships and contracts	17,972	9,215	13,900	7,368
Other	2,087	512	2,132	670
Total – finite-lived intangible assets	70,533	40,038	58,799	34,713
Trademarks and trade names	6,273	—	6,409	—
	$76,806	$40,038	$65,208	$34,713

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

Total amortization expense recorded for finite-lived intangible assets was $2.2 million and $1.4 million for the three month periods ended November 30, 2010 and 2009, respectively, and total amortization expense recorded for finite-lived intangible assets was $6.1 million and $4.5 million for the nine month periods ended November 30, 2010 and 2009, respectively.

Estimated future finite-lived intangible asset amortization expense is as follows (in thousands) :

Period	Amount
Remainder of Fiscal 2011	$2,368
Fiscal 2012	$9,155
Fiscal 2013	$8,455
Fiscal 2014	$3,348
Fiscal 2015	$2,840
Fiscal 2016 and thereafter	$4,329

9. Other Balance Sheet Data

Inventories, net are valued at cost (which approximates the lower of first-in, first-out cost) or market and consist of the following (in thousands):

	November 30, 2010	February 28, 2010
Raw materials	$1,866	$1,442
Work-in-process	16,833	15,924
Finished goods	30,863	27,008
	$49,582	$44,374

Property, plant and equipment (in thousands):

	November 30, 2010	February 28, 2010
Land	$578	$578
Buildings and improvements	37,779	38,606
Machinery and equipment	131,721	119,241
	170,078	158,425
Less: accumulated depreciation	(101,791)	(91,623)
	$68,287	$66,802

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accrued expenses, income taxes and other current liabilities (in thousands):

	November 30, 2010	February 28, 2010
Compensation, incentives and benefits	$15,066	$15,086
Stock appreciation rights	29,410	14,579
Supplier financing – current portion	4,786	4,274
Accrued restructuring charges	317	1,091
Accrued rent obligations	2,908	2,959
Income taxes payable	2,433	2,261
Accrued contingent consideration	1,267	770
Other	7,385	7,404
	$63,572	$48,424

Other liabilities (in thousands):

	November 30, 2010	February 28, 2010
Retirement benefits	$8,411	$8,349
Income taxes	6,478	5,230
Supplier financing – long-term portion	5,625	7,153
Accrued contingent consideration	5,003	1,820
Other	912	392
	$26,429	$22,944

10. Deferred Income from Distribution

Certain of the Company’s products are sold to electronic component distributors under agreements providing for price protection and rights to return unsold merchandise. Accordingly, recognition of revenue and associated gross profit on shipments to a majority of the Company’s distributors are deferred until the distributors resell the products. At the time of shipment to distributors, the Company records a trade receivable for the selling price, relieves inventory for the carrying value of goods shipped, and records this gross margin as deferred income on shipments to distributors on the condensed consolidated balance sheet. This deferred income represents the gross margin on the initial sale to the distributor; however, the amount of gross margin recognized in future condensed consolidated statements of operations will typically be less than the originally recorded deferred income as a result of price allowances. Price allowances offered to distributors are recognized as reductions in product sales when incurred, which is generally at the time the distributor resells the product.

Deferred income on shipments to distributors consists of the following (in thousands):

	November 30, 2010	February 28, 2010
Deferred sales revenue	$34,453	$24,897
Deferred COGS	(6,761)	(4,909)
Provisions for sales returns	806	1,625
Distributor advances for price allowances	(9,445)	(5,488)
	$19,053	$16,125

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Other Expense, Net

The components of the Company’s other expense, net for the three and nine-month periods ended November 30, 2010 and 2009, respectively, consisted of the following (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
Realized and unrealized foreign currency transaction losses	$(131)	$(312)	$(502)	$(739)
Losses on disposal of property	(22)	-	(40)	(13)
Other miscellaneous income, net	14	(14)	67	(6)
	$(139)	$(326)	$(475)	$(758)

12. Income Taxes

The Company had a decrease of its reserves for liabilities for uncertain tax positions for the three month period ending November 30, 2010 by $1.5 million and by approximately $0.8 for the nine month period ended November 30, 2010.  For the three month period ending November 30, 2010, amounts consist of reductions of $1.6 million of reserves and $0.3 million of interest and penalties as a result of a lapse of the applicable statute of limitations and a $0.4 million increase in reserves primarily attributable to acquisition related matters.  The nine month period ending November 30, 2010 amounts consist of reductions of $1.6 million of reserves and $0.3 million of interest and penalties as a result of a lapse of the applicable statute of limitations, and a $1.2 million increase in reserves primarily attributable to acquisition related matters.  Substantially all such unrecognized tax benefits would be recorded as part of the provision for income taxes if realized in future periods. At this time, the Company does not currently anticipate that liabilities for uncertain tax positions will significantly increase or decrease on or prior to November 30, 2011. All liabilities for uncertain tax positions are classified as long term and included in Other Liabilities in the condensed consolidated balance sheet.

The Company will continue its policy of including interest and penalties related to unrecognized tax benefits within the provision for income taxes in the condensed consolidated statements of operations. For the nine month period ended November 30, 2010, the Company provided $0.2 million for interest and penalties.

The effective tax rates for the three month periods ended November 30, 2010 and November 30, 2009 were 43.6% and 26.0%, respectively. The effective tax rates for the nine month periods ended November 30, 2010 and November 30, 2009 were 43.8% and 41.5%, respectively. The difference in the effective rate for both the three month and nine month periods is primarily attributable to certain losses incurred in fiscal 2011 which cannot be benefited and the expiration of the research and development credit on December 31, 2009.

The Company files U.S. federal, state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2008 (in the case of certain foreign tax returns, calendar year 2005).

13. Restructuring

In the second quarter of fiscal 2011, the Company initiated a restructuring plan that resulted in a charge of $0.1 million for severance and termination benefits for 9 full-time employees. An additional $0.1 million was incurred in the third quarter of fiscal 2011 for severance and termination relating to this restructuring plan. A reserve for restructuring charges in the amount of $0.2 million is included on the Company’s condensed consolidated balance sheet as of November 30, 2010, which includes the restructuring charges to be settled in connection with these separations. The Company expects the payments on these obligations to be completed in the third quarter of fiscal year 2012.

In the fourth quarter of fiscal 2010, the Company initiated a restructuring plan that resulted in a charge of $0.6 million for severance and termination benefits for 5 full-time employees, which is included in the caption “Restructuring charges” in the Company’s fiscal 2010 consolidated statements of operations. An additional $0.8 million was incurred in the first quarter of fiscal 2011 for severance and termination benefits for 12 full-time employees relating to this restructuring plan. A reserve for restructuring charges for a negligible amount is included on the Company’s condensed consolidated balance sheet as of November 30, 2010, which includes the restructuring charges to be settled in connection with these separations. The Company expects the payments on these obligations to be completed in the first quarter of fiscal year 2012.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the second quarter of fiscal 2010, the Company announced a plan to reduce its workforce by approximately sixty-four employees in connection with the relocation of certain of its test floor activities from Hauppauge, New York to third party offshore facilities (Sigurd Microelectronics Corporation) in Taiwan. During fiscal 2010 the Company recorded $1.3 million in asset impairment charges and accrued severance and retention bonus obligations relating to this plan. A reserve for restructuring charges for a negligible amount is included on the Company’s condensed consolidated balance sheet as of November 30, 2010, which includes the restructuring charges to be settled in connection with these separations. The Company expects the payments on these obligations to be completed in the fourth quarter of fiscal year 2011.

In the fourth quarter of fiscal 2009, the Company announced a restructuring plan that included a supplemental voluntary retirement program and involuntary separations that would result in approximately a ten percent reduction in employee headcount and expenses worldwide. This action resulted in a charge of $5.2 million for severance and termination benefits for 88 full-time employees, which is included in the caption “Restructuring charges” in the Company’s fiscal 2009 consolidated statements of operations. This amount includes a charge of $2.4 million recorded pursuant to ASC 715,“Compensation – Retirement Benefits” (“ASC 715”) relating to the voluntary retirement program. An additional $0.2 million was incurred in the first quarter of fiscal 2010 relating to this restructuring plan. A reserve for restructuring charges in the amount of $0.1 million is included on the Company’s condensed consolidated balance sheet as of November 30, 2010, which includes the restructuring charges and other previously accrued amounts to be settled in connection with these separations. The Company expects the payments on these obligations to be completed during the fourth quarter of fiscal year 2011.

The following table summarizes the activity related to the accrual for restructuring charges for the nine-month period ended November 30, 2010 (in thousands):

	Balance as of March 1, 2010	Charges	Payments	Non-Cash Items	Balance as of November 30, 2010
Q4 Fiscal 2009 Restructuring Plan	$210	$—	$(150)	$2	$62
Q2 Fiscal 2010 Restructuring Plan	101	—	(77)	—	24
Q4 Fiscal 2010 Restructuring Plan	780	815	(1,447)	(116)	32
Q2 Fiscal 2011 Restructuring Plan	—	199	—	—	199
	$1,091	$1,014	$(1,674)	$(114)	$317

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Long Term Incentive Plan

Under the LTIP, the Compensation Committee of the Board of Directors is authorized to grant awards of stock options, restricted stock or restricted stock units, or other stock-based awards. The Committee is authorized under the LTIP to delegate its authority in certain circumstances. The purpose of this plan is to promote the interests of the Company and its shareholders by providing officers, directors and key employees with additional incentives and the opportunity, through stock ownership, to better align their interests with the Company’s and enhance their personal interest in its continued success. The maximum number of shares that may be delivered pursuant to awards granted under the LTIP is 1,000,000 plus: (i) any shares that have been authorized but not issued pursuant to previously established plans of the Company as of June 30, 2009, up to a maximum of an additional 500,000 shares; (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of June 30, 2009 and that subsequently expire unexercised, or are otherwise forfeited, up to a maximum of an additional 3,844,576 shares. The maximum number of incentive stock options that may be granted under the LTIP is 1,500,000. No participant may receive awards under the LTIP in any calendar year for more than 1,000,000 shares equivalents. Based on the above, as of November 30, 2010, awards amounting to 794,753 share equivalents may be granted under the LTIP, net of awards issued to date. For disclosure purposes, awards issued under the LTIP are through and including November 30, 2010 reflected in the statistics below by type of award.

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

Stock option plan activity for the nine-months ended November 30, 2010 is summarized below (shares and intrinsic value in thousands) :

	Shares	Weighted Average Exercise Prices Per Share	Weighted Average Contractual Term (in yrs.)	Aggregate Intrinsic Value
Options outstanding, March 1, 2010	3,480	$22.31
Granted	378	25.29
Exercised	(337)	19.45
Canceled, forfeited or expired	(243)	28.07
Options outstanding, November 30, 2010	3,278	$22.52	5.8	$18,730
Options exercisable, November 30, 2010	2,054	$22.00	4.3	$12,889

The total remaining unrecognized compensation cost related to SMSC’s employee and director stock option plans is $10.6 million as of November 30, 2010. The weighted-average period over which the cost is expected to be recognized is 1.61 years.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The weighted-average fair values per share of stock options granted in connection with the Company’s stock option plans have been estimated utilizing the following assumptions:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
Dividend yield	—	—	—	—
Expected volatility	46%	50%	46-47%	50%
Risk-free interest rates	1.4%	2.33%	1.4-2.58%	2.33-2.46%
Expected lives (in years)	5.02	5.01	5.02	5.01

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees. The Company previously granted restricted stock awards, at its discretion, and as part of the Company’s management incentive plan, from the shares available under its 2001 and 2003 Stock Option and Restricted Stock Plans and its 2005 Inducement Stock Option and Restricted Stock Plan. The shares awarded are typically earned in 25 percent, 25 percent and 50 percent increments on the first, second and third anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unvested shares are forfeited. The grant date fair value of these shares at the date of award is recorded as compensation expense ratably on a straight-line basis over the related vesting periods, as adjusted for estimated forfeitures of unvested awards. Restricted stock shares are no longer being granted from previously established restricted stock award plans. Instead, restricted stock units are currently being granted from the LTIP. Restricted stock units are typically earned in 33 percent increments on the first, second and third anniversaries of the award, respectively, and are distributed provided the employee remains employed by the Company through such anniversary dates; otherwise the unvested shares are forfeited. The grant date fair value of these shares at the date of award is recorded as compensation expense ratably on a straight-line basis over the related vesting periods, as adjusted for estimated forfeitures of unvested awards.

Restricted stock activity for the nine-months ended November 30, 2010 is set forth below (shares in thousands) :

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock shares/units outstanding, March 1, 2010	90	$25.42
Granted	305	25.67
Canceled or expired	(3)	26.09
Vested	(35)	28.83
Restricted stock shares/units outstanding, November 30, 2010	357	$25.27

The total unrecognized compensation cost related to SMSC’s restricted stock plans is $6.9 million as of November 30, 2010. The weighted-average period over which the remaining cost is expected to be recognized is 1.8 years.  Of the 357,000 restricted stock awards outstanding at November 30, 2010, 303,000 are restricted stock units that are very similar to restricted stock shares except there are no voting rights attached to restricted stock units. Such units were granted for the first time during the quarter ended May 31, 2010.

Stock Appreciation Rights Plans

In September 2004 and September 2006, the Company’s Board of Directors approved Stock Appreciation Rights Plans (the “2004 Stock Appreciation Rights Plan” and the “2006 Stock Appreciation Rights Plan”, collectively the “Stock Appreciation Rights Plans”), the purpose of which are to attract, retain, reward and motivate employees and consultants to promote the Company’s best interests and to share in its future success. The Stock Appreciation Rights Plans authorize the Board’s Compensation Committee to grant up to six million stock appreciation rights awards to eligible officers, employees and consultants (after amendment to the 2006 Stock Appreciation Rights Plan, effective April 30, 2008). Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of SMSC common stock over the award’s exercise price. On July 11, 2006, the Company’s Board of Directors approved the 2006 Director Stock Appreciation Rights Plan. The Company can grant up to 200,000 stock appreciation rights to directors under this plan. On April 9, 2008, the Board of Directors authorized an increase in the number of stock appreciation rights issuable pursuant to this plan from 200,000 to 400,000. The exercise price of a stock appreciation right is equal to the closing market price of SMSC stock on the date of grant. Stock appreciation rights awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant. The Company ceased issuing SARs in the second half of calendar year 2009.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Activity under the Stock Appreciation Rights Plans for the nine months ended November 30, 2010 is set forth below (shares and intrinsic value in thousands):

	Fiscal 2011 Shares	Weighted Average Exercise Prices Per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value
Stock appreciation rights outstanding, March 1, 2010	4,766	$24.69
Granted	—	—
Exercised	(132)	17.22
Canceled or expired	(199)	27.13
Stock appreciation rights outstanding, November 30, 2010	4,435	$24.81	6.79	$19,970
Stock appreciation rights exercisable, November 30, 2010	2,666	$26.29	6.11	$9,396

The total unrecognized compensation cost related to SMSC’s Stock Appreciation Rights Plans is $17.1 million as of November 30, 2010. The weighted-average period over which the unrecognized cost is expected to be recognized is 3.32 years.

The weighted-average fair values per share of stock appreciation rights granted in connection with the Company’s Stock Appreciation Rights Plans have been estimated utilizing the following assumptions:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
Dividend yield	—	—	—	—
Expected volatility	27 – 48%	44 – 53%	37 – 53%	44 – 60%
Risk-free interest rates	0.07 –1.22%	0.21 – 2.65%	0.04 –2.76%	0.21 –2.83%
Expected lives (in years)	0.04 – 5.13	0.62 – 6.12	0.02 –5.62	0.62 – 6.2

Employee Stock Purchase Plan

The Company’s 2010 Employee Stock Purchase Plan (the “Purchase Plan”), effective November 1, 2010, provides for the issuance of up to 1,100,000 shares of common stock to eligible employees. The Purchase Plan provides for eligible employees to purchase whole shares of common stock at a price of 85% of the lesser of: (a) the fair market value of a share of common stock on the first date of the purchase period or (b) the fair market value of a share of common stock on the last date of the purchase period. Stock-based compensation expense for the Purchase Plan is recognized over the vesting period of six months on a straight-line basis. As of November 30, 2010, the Company had 1,100,000 shares available for future grants and issuances under the Purchase Plan. The Company recognized an expense of $49 thousand in the three and nine-month periods ended November 30, 2010.

Stock-Based Compensation Expense

The following table summarizes the compensation expense for stock options, restricted stock awards and stock appreciation rights at fair value as measured per the provisions of ASC Topic 718, “ Compensation — Stock Compensation ” (“ASC 718”) included in our condensed consolidated statements of operations (in thousands) :

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
Costs of goods sold	$2,004	$(286)	$2,375	$1,305
Research and development	5,410	(486)	6,190	3,537
Selling, general and administrative	11,650	(1,674)	13,206	7,906
Stock-based compensation expense, before income taxes	19,064	(2,446)	21,771	12,748
Tax benefit (provision)	6,863	(881)	7,838	4,589
Stock-based compensation expense, after income taxes	$12,201	$(1,566)	$13,933	$8,159

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

The following table sets forth the components of the consolidated net periodic pension expense for the three-month and nine-month period ended November 30, 2010 and 2009, respectively (in thousands) :

	Nine Months Ended November 30,		Three Months Ended November 30,
	2010	2009	2010	2009
Components of net periodic benefit costs:
Service cost – benefits earned during the period	$265	$324	$93	$108
Interest cost on projected benefit obligations	287	348	95	116
Net periodic pension expense	$552	$672	$188	$224

	November 30, 2010	February 28, 2010
Amounts recognized in accumulated other comprehensive loss:
Transition obligation	$1	$1
Net income	71	71
Total amount recognized in accumulated other comprehensive loss	$72	$72

Annual benefit payments under these plans are expected to be approximately $0.7 million in fiscal 2011, to be funded as general corporate obligations with available cash and cash equivalents. Additionally, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing longer-term benefits payable under the Supplemental Executive Retirement Plan. In November 2009, the Compensation Committee of SMSC’s Board of Directors froze benefits under the Supplemental Executive Retirement Plan for existing participants, and there will be no further eligibility for participation in this plan. The effect of this action is expected to be immaterial to SMSC’s future results of operations.

15. Commitments and Contingencies

Contingent Consideration — Symwave Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of Symwave at the estimated fair value of $3.1 million as of November 30, 2010. The contingent consideration arrangement requires the Company to pay the former owners of Symwave an earnout amount equal to one times revenue (less certain agreed upon adjustments), depending on the achievement of certain revenue and gross profit margin performance goals, for each of the four quarterly periods from January 1, 2011 until December 31, 2011. No earnout payments shall be payable for any period after December 31,2011.

The fair value of the contingent consideration arrangement of $3.1 million was estimated by applying the income approach. That measure is based on significant inputs that are unobservable in the market, which is a Level 3 input. Key assumptions include a discount rate of 15 percent and probability-adjusted level of quarterly revenues and gross profit margins. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income.

Contingent Consideration — STS Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of STS at the estimated fair value of $0.6 million as of November 30, 2010. The contingent consideration arrangement requires the Company to pay the former owners of STS an earnout amount of $3.0 million for the period from January 1, 2011 until December 31, 2011 provided that revenue exceeds performance goals set forth in the purchase agreement. No earnout payments shall be payable for any period after December 31,2011.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair value of the contingent consideration arrangement of $0.6 million was estimated by applying the income approach. That measure is based on significant inputs that are unobservable in the market, which is a Level 3 input. Key assumptions include a discount rate of 16 percent and a probability-adjusted level of annual revenues. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income.

Contingent Consideration — Kleer Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of Kleer at the estimated fair value of $0.2 million as of November 30, 2010. The contingent consideration arrangement requires the Company to pay the former owners of Kleer an earnout amount of $1.0 million each for the fiscal years ended February 28, 2011 and 2012 provided that revenue exceeds performance goals set forth in the purchase agreement. No earnout payments shall be payable for any period after February 28, 2012.

The fair value of the contingent consideration arrangement of $0.2 million was estimated by applying the income approach. That measure is based on significant inputs that are unobservable in the market, which is a Level 3 input. Key assumptions include a discount rate of 30 percent and a probability-adjusted level of annual revenues. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income.

Contingent Consideration — K2L Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of K2L at the estimated fair value of $2.4 million (€1.8 million) as of November 30, 2010. The contingent consideration arrangement requires the Company to pay the former owners of K2L a maximum earnout amount of €2.1 million. Fifty percent of the earnout will be available to be earned in each of calendar years 2010 and 2011 provided that revenue exceeds performance goals as set forth in the purchase agreement. No earnout payments shall be payable for any period after December 31, 2011.

The fair value of the contingent consideration arrangement of $2.4 million (€1.8 million) was estimated by applying the income approach. That measure is based on significant inputs that are unobservable in the market, which is a Level 3 input. Key assumptions include a discount rate of 17 percent and a probability-adjusted level of annual revenues. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income.

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

On October 18, 2010, AFTG-TG, L.L.C. and Phillip M. Adams & Associates, L.L.C. (collectively, "Adams") filed a lawsuit in the United States District Court for the District of Wyoming against the Company and other semiconductor companies. Adams' Complaint alleges that the Company's products infringe twelve patents related to floppy disk controllers and that the Company misappropriated trade secrets related to detecting computer-related defects. The Complaint seeks unspecified damages (including treble damages for willful infringement and disgorgement of profits), attorneys’ fees and injunctive relief. On December 3, 2010, the Company filed a Motion to Dismiss for failure to state a claim upon which relief may be granted or, in the alternative, for improper joinder. The Company intends to vigorously defend against Adams' allegations.

16. Supplemental Cash Flow Disclosures

The Company financed the acquisition of certain software and other design automation tools used in product development activities using long-term financing provided directly by suppliers. The Company had $10.4 million and $12.5 million of outstanding balances due under such arrangements as of November 30, 2010 and 2009, respectively. During the nine-month periods ended November 30, 2010 and 2009, the Company acquired $2.3 million and $12.6 million, respectively, of software with supplier provided financing. The Company made cash payments in respect of these obligations of $3.3 million and $2.7 million for the nine month periods ended November 30, 2010 and 2009, respectively.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company did not receive any federal, state and foreign tax refunds for the nine-month period ending November 30, 2010 and the Company received $4.7 million for the nine-month period ended November 30, 2009. The Company made cash payments for federal, state and foreign income taxes payable of $14.1 million for the nine month period ended November 30, 2010 and $1.2 million for the nine month period ended November 30, 2009.

17. Subsequent Event – Acquisition of Conexant Systems, Inc.

The Company has evaluated subsequent events and has determined that except as set forth below, there are no subsequent events that require disclosure.

On January 9, 2011, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Conexant Systems, Inc. (“Conexant”), a leading designer of solutions for imaging, audio, embedded modem, and video surveillance applications. Subject to the terms of the Merger Agreement, which has been approved by the boards of directors of SMSC and Conexant, at the effective time of the Merger (the “Effective Time”), each share of Conexant common stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $1.125 in cash (the “Cash Consideration”) and a fraction of a share of SMSC common stock equal to $1.125 divided by the volume weighted average price of SMSC common stock for the 20 trading days ending on the second trading day prior to closing, but in no event more than 0.04264 nor less than 0.03489 shares of SMSC common stock (the “Stock Consideration” and, together with the Cash Consideration, the “Merger Consideration”). The total Cash Consideration to be paid in the Merger is approximately $98 million and the total number of shares of SMSC common stock to be issued in the Merger is approximately 2.9 to 3.6 million.

The affirmative vote of the holders of a majority of the outstanding shares of Company common stock at a meeting of Conexant’s stockholders is required to approve the Merger. No vote of the holders of SMSC common stock is needed to approve the Merger.

On January 10, 2011, the Company filed Form 8-K with the SEC disclosing the Merger Agreement.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2010

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

Business Combinations and Other Non-Controlling Equity Investments

On November 23, 2010, SMSC invested $2.0 million in EqcoLogic, N.V. (“EqcoLogic”), a Belgian corporation based in Brussels, Belgium. SMSC holds approximately 18.0 percent of the total outstanding equity of EqcoLogic on a fully diluted basis. The purchase of the equity shares has been accounted for as a cost-basis investment and is included in the Investments in equity securities caption on the Company’s condensed consolidated balance sheet.

During fiscal 2010, SMSC invested $2.0 in Canesta, a privately held developer of three-dimensional motion sensing systems and devices (previously accounted for as a cost-basis investment and included in the Investments in equity securities caption of the condensed consolidated balance sheet). Canesta has entered into an Asset Purchase Agreement with Microsoft, pursuant to which Microsoft acquired substantially all of the assets of Canesta. On November 30, 2010, SMSC received $2.2 million in cash from Canesta pursuant to its Asset Purchase Agreement with Microsoft (approximately $0.8 million in additional distributions will be held in escrow for 12 months until all of the obligations of Canesta have been satisfied). As a result, the Company recorded a gain of $0.2 million.

On November 12, 2010, the Company completed its acquisition of Symwave, a global fabless semiconductor company supplying high-performance analog/mixed-signal connectivity solutions utilizing proprietary technology, IP and silicon design capabilities. Symwave’s suite of SuperSpeed USB 3.0 compliant products and core technology can deliver up to 10 times the speed of USB 2.0 devices and target external storage, cellular phones, media players, camcorders, digital cameras and other applications requiring high-speed data transfer capabilities. End products based on Symwave’s storage controller were the industry’s first to achieve the USB-IF’s USB 3.0 certification in December 2009. Headquartered in Laguna Niguel, CA, with design centers in San Diego, CA and Shenzhen, China, Symwave has approximately 90 employees, of which over 60 are in Asia.

SMSC made an initial $5.2 million equity investment in Symwave in fiscal 2010, resulting in an equity stake of 14 percent, and in fiscal 2011 provided $3.1 million in bridge financing to Symwave. At acquisition, the initial equity investment was revalued to $2.0 million and an impairment loss of $3.2 million was recorded within income from operations. The terms of the purchase agreement provide for quarterly cash payments to former Symwave shareholders upon achievement of certain revenue and gross profit margin goals. As a result, no cash was paid at acquisition and SMSC recorded a $3.1 million liability for contingent consideration.

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

Further information regarding these policies appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010, as filed with the SEC on April 28, 2010. During the nine-month period ended November 30, 2010, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies.

Recent Accounting Standards

In October 2009 the Financial Accounting Standards Board (“FASB”)  the FASB issued Accounting Standards Update (“ASU”) 2009-13, “ Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASU 2009-14, “ Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (i) vendor-specific objective evidence, or “VSOE”, or (ii) third-party evidence, or “TPE”, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. For SMSC, these new updates are required to be effective for revenue arrangements entered into or materially modified in the first quarter of fiscal year 2012, with early adoption available. The Company adopted these ASUs retroactively beginning in the first quarter of fiscal 2011. The adoption of these ASUs did not have a material effect on our consolidated financial statements.

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

Results of Operations

Overview

Sales and revenues, gross profit on sales and revenue, (loss) income from operations, and net (loss) income for the three months ended November 30, 2010 and November 30, 2009 were as follows (in thousands) :

	Three Months Ended November 30, 2010	Three Months Ended November 30, 2009
Sales and revenues	$107,025	$87,236
Gross profit on sales and revenue	$55,755	$45,016
(Loss) income from operations	$(8,186)	$9,439
Net (loss) income	$(4,574)	$6,806

Sales and revenues increased primarily due to improvements in global demand for goods that incorporate the Company’s products, in each of our end markets (PC, Automotive, Consumer and Industrial). In addition, wireless product sales increased due to the acquisitions of Kleer and STS. The acquisition of Symwave on November 12, 2010 also contributed to the year over year improvement.

Gross profit on sales and revenue increased mainly due to the rise in sales and revenues as well as improved manufacturing overhead absorption due to volume increases. An increase in stock compensation expenses associated with the Company’s Stock Appreciation Rights (“SARs”) partially offset gross profit increases. The increase in stock compensation expense is attributable to the relative increase in the Company’s common stock market price during the three months ended November 30, 2010 as compared to the decrease in the Company’s common stock market price in the three months ended November 30, 2009.

The loss from operations and net loss are primarily attributable to an increase in stock compensation expense related to the Company’s SARs. The Company recorded $21.5 million of additional stock compensation expense compared to the prior year period. An impairment charge associated with the Company’s initial investment in Symwave also contributed to the losses.

Sales and revenues, gross profit on sales and revenue, (loss) income from operations, and net (loss) income for the three months ended November 30, 2010 and August 31, 2010 were as follows (in thousands) :

	Three Months Ended November 30, 2010	Three Months Ended August 31, 2010
Sales and revenues	$107,025	$104,084
Gross profit on sales and revenue	$55,755	$58,658
(Loss) income from operations	$(8,186)	$22,346
Net (loss) income	$(4,574)	$12,902

Sales and revenue growth on a sequential quarter basis was primarily driven by Automotive revenue and revenue from the Symwave acquisition, partially offset by some decline in PC peripherals revenues.

Gross profit on sales and revenue, loss from operations and net loss were impacted by an increase in stock compensation expense associated with the Company’s SARs. The Company recognized $24.3 million of additional stock compensation expense compared to the prior three month period. The increase in stock compensation expense is attributable to the relative increase in the Company’s common stock market price during the three months ended November 30, 2010 as compared to the decrease in the Company’s common stock market price during the three months ended August 31, 2010. The loss from operations and net loss were also impacted by an impairment charge associated with the Company’s initial investment in Symwave.

Sales and Revenues

The Company’s sales and revenues for the three months ended November 30, 2010 were $107.0 million, compared to sales and revenues of $87.2 million in the three months ended November 30, 2009. The increase of $19.8 million or 23% overall was primarily due to improved demand across all our end markets. In addition, wireless product sales increased due to the acquisitions of Kleer in the fourth quarter of fiscal 2010 and STS in the second quarter of fiscal 2011. Also the acquisition of Symwave in the third quarter of fiscal 2011 contributed to the increased revenues.

The Company’s sales and revenues for the nine months ended November 30, 2010 were $308.3 million, compared to sales and revenues of $224.8 million in the nine months ended November 30, 2009. The increase of $83.5 million or 37% overall was primarily due to significant improvement in the economy and demand across all markets over the prior year, as well as the impact of the acquisitions of Kleer, STS and Symwave in the nine months of fiscal 2011.

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

The Company reported a gross profit of $55.8 million or 52.1% of sales and revenues in the third quarter of fiscal 2011, an increase of $10.7 million, compared to gross profit of $45.0 million, or 51.6% of sales and revenues in the third quarter of fiscal 2010. The increase in gross profit as a percentage of sales and revenues in the third quarter of the current fiscal year compared to the third quarter of the prior fiscal year was primarily due to higher production levels in the third quarter of fiscal 2011, which eliminated the excess capacity and the significant unabsorbed manufacturing overhead costs experienced in the comparable prior year period. The impact of the decrease in unabsorbed overhead  was partially offset by the increase of $2.3 million in stock compensation charges associated with the Stock Appreciation Rights (“SARs”) in the third quarter of fiscal 2011 over the third quarter of the prior fiscal year, as mentioned previously.

The Company’s gross profit for the nine month period ended November 30, 2010 totaled $166.2 million or 53.9% of sales and revenues, an increase of $58.0 million, compared to gross profit of $108.2 million, or 48.1% of sales and revenues in the prior comparable nine-month period. The increase in gross profit as a percentage of sales and revenues in the first nine months of the current fiscal year compared to the first nine months of the prior fiscal year was primarily due to increased production and sales levels, which eliminated the significant unabsorbed manufacturing overhead costs incurred in the comparable prior year period, significant reductions in supply chain costs and structural changes in the Company’s supply and logistics chain, most notably the outsourcing of a significant portion of product test activities beginning in the first quarter of fiscal 2010. The impact of these reduced costs in the first nine months of the current fiscal year was partially offset by the increase of $1.1 million in stock compensation charges associated with the Stock Appreciation Rights (“SARs”) in the nine month period ended November 30, 2011 over the comparable prior fiscal year period, as mentioned previously.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools and computer hardware, subcontractor costs and device prototyping costs. The Company’s R&D activities are performed by highly-skilled and experienced engineers and technicians, and are primarily directed towards the design of new integrated circuits; the development of new software drivers, firmware and design tools; and investment in new product offerings based on technology trends, as well as ongoing cost reductions and performance improvements in existing products.

The Company intends to continue its efforts to develop innovative new products and technologies, and believes that an ongoing commitment to R&D is essential in order to maintain product leadership and compete effectively. Therefore, the Company expects to continue to make significant R&D investments in the future. Recent acquisitions (Tallika,K2L, Kleer, STS and Symwave, as previously described) have added additional engineering talent and capabilities.

Research and Development expenses were $28.9 million, or 27.0% of sales and revenues, for the three months ended November 30, 2010 compared to $18.0 million, or approximately 20.6% of sales and revenues, for the three months ended November 30, 2009. The increase was primarily due to a $5.9 million increase in stock based compensation associated with Stock Appreciation Rights (“SARs”), as mentioned previously, as well as an increase in engineering headcount and compensation charges and other engineering costs associated with the acquisitions of Tallika, K2L and Kleer in the prior fiscal year and STS and Symwave in the current fiscal year.

Research and Development expenses were $72.5 million, or 23.5% of sales and revenues, for the nine months ended November 30, 2010 compared to $56.5 million, or approximately 25.2% of sales and revenues, for the nine months ended November 30, 2009. The increase was primarily due to the increase in engineering headcount and compensation charges of $8.0 million and other engineering costs associated with the acquisitions of Tallika, K2L and Kleer in the prior fiscal year and STS and Symwave in the current fiscal year. Other increases include depreciation expense, which increased $1.6 million primarily due to the purchase of  a significant amount of system design tools over the preceding twelve months. In addition, there was an increase of $2.7 million relating to stock based compensation charges associated with Stock Appreciation Rights (“SARs”), as mentioned previously.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which consist primarily of sales, marketing, finance (including compliance costs), information technology, legal, human resources management and other executive and administrative costs, were $33.0 million, or approximately 30.9% of sales and revenues, for the quarter ended November 30, 2010, compared to $17.2 million, or approximately 19.8% of revenues, for the quarter ended November 30, 2009. The increase of $15.8 of million was primarily the result of an increase of $13.6 million in stock based compensation charges associated with Stock Appreciation Rights (“SARs”), as mentioned previously.

SG&A expenses were $74.4 million, or approximately 24.1% of sales and revenues, for the nine months ended November 30, 2010, compared to $63.6 million, or approximately 28.3% of revenues, for the nine months ended November 30, 2009. The increase of $10.8 million was primarily the result of the increase of $6.0 million in stock based compensation charges associated with Stock Appreciation Rights (“SARs”), as mentioned previously. Other SG&A expense increases include increases in incentives and bonuses of $0.7 million due to the fact that bonuses were not earned in the first quarter of the prior fiscal year, as well as increases in accounting and consulting fees of $1.2 million related to due diligence and integration associated with recent acquisitions, and an increase of $1.0 million in amortization of intangibles acquired with recent acquisitions.

Restructuring Charges

Restructuring charges of $0.1 million and $1.0 million were incurred in the three and nine month periods ended November 30, 2010, relating to restructuring plans initiated in the fourth quarter of fiscal 2010 and second quarter of fiscal 2010 in connection with the integration and reorganization of engineering and corporate overhead resources, primarily for severance obligations and termination benefits for certain employees.

Restructuring charges of $0.4 million and $1.3 million were incurred in the three and nine month periods ended November 30, 2009 primarily relating to a restructuring plan initiated in the second quarter of fiscal 2010 to reduce its workforce by approximately sixty-four employees in connection with the relocation of certain test floor activities from Hauppauge, New York to third party offshore facilities (Sigurd Microelectronics Corporation) in Taiwan.

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

Settlement Charge

There were no settlement charges incurred in the three and nine month periods ended November 30, 2010. A charge of $2.0 million in settlement of the OPTi, Inc. patent infringement lawsuit against the Company was recognized in the nine month period ended November 30, 2009. Income of $31 thousand was recognized in the three-month period ended November 30, 2009 relating to a true-up of this expense upon payment of the final settlement.

Impairment Loss on Equity Investment in Symwave

On November 12, 2010 SMSC completed the acquisition of Symwave, Inc. (“Symwave”), a global fabless semiconductor company supplying high-performance analog/mixed-signal connectivity solutions utilizing proprietary technology, IP and silicon design capabilities.  SMSC had invested $5.2 million in Symwave in fiscal 2010. At acquisition, this equity investment was reduced to its fair value of $2.0 million and an impairment loss of $3.2 million was recorded within income from operations in the three month period ended November 30, 2010 in accordance with U.S. GAAP. There were no impairment losses incurred in the three or nine month periods ended November 30, 2009.

Gain on Equity Investment in Canesta

During fiscal 2010, SMSC invested $2.0 in Canesta, a privately held developer of three-dimensional motion sensing systems and devices (previously accounted for as a cost-basis investment and included in the Investments in equity securities caption of the condensed consolidated balance sheet). Canesta has entered into an Asset Purchase Agreement with Microsoft, pursuant to which Microsoft acquired substantially all of the assets of Canesta. On November 30, 2010, SMSC received $2.2 million in cash from Canesta pursuant to its Asset Purchase Agreement with Microsoft (approximately $0.8 million in additional distributions will be held in escrow for 12 months until all of the obligations of Canesta have been satisfied). As a result, the Company recorded a gain of $0.2 million in the three month period ended November 30, 2010.

Revaluation of Contingent Consideration

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisitions of Symwave, STS, Kleer and K2L. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income. As a result, revaluation gains of $1.1 million and $0.6 million were incurred in the three and nine month periods ended November 30, 2010. There were no revaluation gains or losses incurred in the three and nine month periods ended November 30, 2009.

Interest and Other (Expense) Income, Net

Interest income was $0.2 million and $0.6 million for the three-month and nine-month periods ended November 30, 2010, compared to $0.2 million and $0.9 million for the three-month and nine-month periods ended November 30, 2009. The decrease in interest income year-over-year is primarily the result of a decrease in the Company’s overall investment in auction rate securities, as the Company continues to liquidate its positions as opportunities arise in response to market conditions. Funds from liquidated auction rate securities investments as well as funds generated through operating activities are currently being invested in high grade money market accounts, at lower average rates of return.

Other expenses, net were $0.1 and $0.5 million for the three-month and nine-month periods ended November 30, 2010, compared to other expense, net of $0.3 million and $0.8 million for the three-month and nine-month periods ended November 30, 2009. Other expenses, net primarily consist of unrealized foreign exchange gains and losses on net U.S. dollar monetary assets held by the Company’s foreign affiliates.

Provision for Income Taxes

The Company’s effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses, and the impact of tax-exempt income and various income tax credits.

The provision for income taxes for the three and nine month periods ended November 30, 2010 was a ($3.5) million benefit, and $7.0 million provision or an effective income tax rate of 43.6 % on $8.1 million of loss and an effective tax rate of 43.8% on $16.0 million of income before income taxes respectively. The tax provision for the nine month period ended November 30, 2010 includes the impact of a $1.6 million decrease in reserves for uncertain tax positions in connection with a lapse of applicable statutes of limitations, and the reversal of $0.3 million in related accrued interest and penalties. The provision excludes the impact of certain losses in various jurisdictions that could not be benefited. In addition, as the research and development tax credit expired on December 31, 2009 there is no such tax credit included in the tax provision for the three and nine month periods ended November 30, 2010.

The provision for income taxes for the three-month period and the benefit from income taxes for the nine-month period ended November 30, 2009, was $2.4 million and $6.3 million, or an effective income tax rate of 26.0% against $9.2 million of income and an effective income tax rate of 41.5% on $15.3 million of losses before income taxes, respectively. The tax benefit for the nine month period ended November 30, 2009 included the impact of a $0.8 million decrease in reserves for uncertain tax positions in connection with a lapse of applicable statutes of limitations. As of the November 30, 2010, legislation had not been passed to extend U.S. income tax credits relating to qualified research and development expenditures beyond December 31, 2009. For the three months and nine months ended November 30, 2009, $0.5 million and $1.3 million of qualified research and development tax credit have been included in the net provision/benefit for income taxes.

Subsequent to November 30, 2010, the U.S. income tax credit relating to qualified research and development expenditures was extended. In accordance with U.S. GAAP, the impact of this tax credit will be recognized in the fourth quarter or fiscal 2011.

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

The Company achieved record revenue levels in the third quarter of fiscal 2011 and saw strength in the Automotive end market. As we enter the seasonally slower period in our annual cycle, we expect revenue to decline sequentially in line with our historic sequential seasonal pattern, which is consistent with the rest of the industry.

Liquidity & Capital Resources

The Company currently finances its operations through a combination of existing cash and cash generated by operations. Although the Company takes advantage of supplier financing arrangements for certain long-term agreements, the Company had no secured or unsecured debt during the first three quarters of fiscal 2011 or 2010.

The Company’s cash, cash equivalents, short-term and long-term investments (including investments in auction rate securities with maturities in excess of one year) were $188.5 million at November 30, 2010, compared to $176.3 million at November 30, 2009. Positive cash flows from operations, partially offset by net cash used for the acquisition of STS, investment in non-marketable secured loans and capital expenditures accounted for most of this increase.

Operating activities generated $33.8 million of cash in the first nine months of fiscal 2011, compared to $23.7 million of cash generated in the first nine months of fiscal 2010. The increase in operating cash flows reflects the impact of a significant increase in revenues and operating profits in the first nine months of fiscal 2011 partially offset by increases in accounts receivable of $13.4 million and inventory of $2.0 million as revenues increased over the prior year.

Investing activities contributed $11.8 million of cash during the first nine months of fiscal 2011, resulting from the sale of $30.5 million in short-term investments in commercial paper, the redemption of $14.4 million in auction rate securities and cash acquired in the acquisition of Symwave of $1.5 million, partially offset by the $21.9 million used in the acquisition of STS, $3.1 million invested in non-marketable secured loans from Symwave and $9.8 million used in capital expenditures. Capital expenditures increased $4.6 million in the first nine months of fiscal 2011 as compared to the first nine months of the prior fiscal year, during which capital expenditures were drastically reduced as a result of corporate cost saving initiatives in fiscal 2010.

Net cash provided by financing activities was $3.2 million in the first nine months of fiscal 2011, consisting of $6.5 million of proceeds from issuance of common stock on stock option exercises, partially offset by $3.3 million of payments for supplier financed design automation tools used in product development activities. Net cash provided by financing activities was $1.0 million in the first nine months of fiscal 2010. The increase of $2.2 million over the comparable prior year period was primarily due to the increase in proceeds from stock option exercises, partially offset by a $0.6 million increase in payments for supplier financed design automation tools.

Working capital increased by $18.9 million, or 11.0%, to $190.3 million in the first nine months of fiscal 2011, primarily due to cash from operations of $33.8 million, the liquidation of $14.4 million in auction rate securities in connection with issuer redemptions and $3.2 million in proceeds from financing activities, partially offset by $21.9 million used in the acquisition of STS, $3.1 million invested in non-marketable secured loans from Symwave and $9.8 million used in capital expenditures.

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

As of November 30, 2010, the Company held approximately $160.2 million in financial instruments measured at fair value within the three levels of the ASC 820 fair value hierarchy, including investments, equity securities, non-marketable equity investments, cash surrender value of life insurance policies and cash equivalents. The Company classified $31.9 million of investments in auction rate securities and non-marketable equity investments (net of $1.8 million in gross unrealized losses) as Level 3 under the ASC 820 hierarchy (24 percent of financial instruments measured at fair value). Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of November 30, 2010, 100 percent of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies, mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1. Non-marketable equity investments consist of the recent investment in EqcoLogic, a development-stage enterprise accounted for as a cost-basis investment and included in the investments in equity securities caption of the consolidated balance sheet.

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

As a result, as of November 30, 2010, the Company recorded an estimated cumulative unrealized loss of $1.7 million (net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income (loss) within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100 percent of the principal and accrued interest from the issuer. Further, the auction rate securities held by the Company are AAA rated. The Company continues to liquidate investments in auction rate securities as opportunities arise. In the three and nine-month periods ended November 30, 2010, $3.8 million and $14.4 million, respectively, in auction rate securities were liquidated at par in connection with issuer calls. Subsequent to November 30, 2010, an additional $0.6 million in auction rate securities were also liquidated at par, also as a consequence of issuer calls.

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

Commitments and Contingencies

Contingent Consideration — Symwave Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of Symwave at the estimated fair value of $3.1 million as of November 30, 2010. The contingent consideration arrangement requires the Company to pay the former owners of Symwave an earnout amount equal to one times revenue (less certain agreed upon adjustments), depending on the achievement of certain revenue and gross profit margin performance goals, for each of the four quarterly periods from January 1, 2011 until December 31, 2011. No earnout payments shall be payable for any period after December 31, 2011.

The fair value of the contingent consideration arrangement of $3.1 million was estimated by applying the income approach. That measure is based on significant inputs that are unobservable in the market, which is a Level 3 input. Key assumptions include a discount rate of 15 percent and probability-adjusted level of quarterly revenues and gross profit margins. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income.

Contingent Consideration — STS Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of STS at the estimated fair value of $0.6 million as of November 30, 2010. The contingent consideration arrangement requires the Company to pay the former owners of STS an earnout amount of $3.0 million for the period from January 1, 2011 until December 31, 2011 provided that revenue exceeds performance goals set forth in the purchase agreement. No earnout payments shall be payable for any period after December 31,2011.

The fair value of the contingent consideration arrangement of $0.6 million was estimated by applying the income approach. That measure is based on significant inputs that are observable in the market, which is a Level 2 input. Key assumptions include a discount rate of 16 percent and a probability-adjusted level of annual revenues. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income.

Contingent Consideration — Kleer Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of Kleer at the estimated fair value of $0.2 million as of November 30, 2010. The contingent consideration arrangement requires the Company to pay the former owners of Kleer an earnout amount of $1.0 million each for the fiscal years ended February 28, 2011 and 2012 provided that revenue exceeds performance goals set forth in the purchase agreement. No earnout payments shall be payable for any period after February 28, 2012.

The fair value of the contingent consideration arrangement of $0.2 million was estimated by applying the income approach. That measure is based on significant inputs that are observable in the market, which is a Level 2 input. Key assumptions include a discount rate of 30 percent and a probability-adjusted level of annual revenues. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income.

Contingent Consideration — K2L Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of K2L at the estimated fair value of $2.4 million (€1.8 million) as of November 30, 2010. The contingent consideration arrangement requires the Company to pay the former owners of K2L a maximum earnout amount of €2.1 million. Fifty percent of the earnout will be available to be earned in each of calendar years 2010 and 2011 provided that revenue exceeds performance goals as set forth in the purchase agreement. No earnout payments shall be payable for any period after December 31, 2011.

The fair value of the contingent consideration arrangement of $2.4 million (€1.8 million) was estimated by applying the income approach. That measure is based on significant inputs that are observable in the market, which is a Level 2 input. Key assumptions include a discount rate of 17 percent and a probability-adjusted level of annual revenues. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income.

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

On October 18, 2010, AFTG-TG, L.L.C. and Phillip M. Adams & Associates, L.L.C. (collectively, "Adams") filed a lawsuit in the United States District Court for the District of Wyoming against the Company and other semiconductor companies. Adams' Complaint alleges that the Company's products infringe twelve patents related to floppy disk controllers and that the Company misappropriated trade secrets related to detecting computer-related defects. The Complaint seeks unspecified damages (including treble damages for willful infringement and disgorgement of profits), attorneys’ fees and injunctive relief. On December 3, 2010, the Company filed a Motion to Dismiss for failure to state a claim upon which relief may be granted or, in the alternative, for improper joinder. The Company intends to vigorously defend against Adams' allegations.

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

As of November 30, 2010, the Company’s $30.0 million of long-term investments consisted primarily of investments in U.S. government agency backed AAA rated auction rate securities. From time to time, the Company has also held investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that until recently had been reset every 90 days or less at auction, at which time the securities could also typically be repurchased or sold.

In February 2008, the Company began to experience failed auctions on some of its auction rate securities Based on the failure rate of these auctions, the frequency and extent of the failures, and due to the lack of liquidity in the current market for the auction rate securities, the Company determined that the estimated fair value of the auction rate securities no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of these investments as of November 30, 2010, and recorded an unrealized loss of $1.7 million, (net of tax) related to the temporary impairment of the auction rate securities, which is included in accumulated other comprehensive income within shareholders’ equity on the consolidated balance sheet.

Assuming all other assumptions disclosed in Part I — Item 1 — Financial Statements — Note 3 of this Report, being equal, an increase or decrease in the liquidity risk premium (i.e. the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the auction rate securities by approximately $0.8 million. In addition, an increase or decrease in interest rates of 100 basis points would increase interest income in the nine months ended November 30, 2010 by $1.6 million or decrease interest income to a negligible amount.

Equity Price Risk — The Company is not exposed to any significant equity price risks at November 30, 2010.

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

The Company’s most significant foreign subsidiaries, SMSC Japan and SMSC Europe, purchase a significant amount of their products for resale in U.S. dollars, and from time to time have entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. Gains or losses on these contracts are intended to offset the gains or losses recorded for statutory and U.S. GAAP purposes from the remeasurement of certain assets and liabilities from U.S. dollars into local currencies. No such contracts were executed during fiscal 2010, and there are no obligations under any such contracts as of November 30, 2010. However, the Company has purchased currencies from time to time throughout the current fiscal year in anticipation of more significant foreign currency transactions, in order to optimize effective rates associated with those settlements.

Operating activities in Europe include transactions conducted in both euros and U.S. dollars. The euro is the functional currency for the Company’s European subsidiaries. Losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into euros were $0.1 million and $0.3 million for the three-months and nine-months period ending November 30, 2010, compared with losses of $0.1 million and $0.2 million for the three-months and nine-months period ending November 30, 2009. Losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into Yen for the three-months and nine-months period ending November 30, 2010 were $0.1 million and $0.4 million dollars compared with losses of $0.3 and $0.5 million for the three-months and nine-months period ending November 30, 2009.

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

Item 4. — Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of November 30, 2010, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

On October 18, 2010, AFTG-TG, L.L.C. and Phillip M. Adams & Associates, L.L.C. (collectively, "Adams") filed a lawsuit in the United States District Court for the District of Wyoming against the Company and other semiconductor companies. Adams' Complaint alleges that the Company's products infringe twelve patents related to floppy disk controllers and that the Company misappropriated trade secrets related to detecting computer-related defects. The Complaint seeks unspecified damages (including treble damages for willful infringement and disgorgement of profits), attorneys’ fees and injunctive relief. On December 3, 2010, the Company filed a Motion to Dismiss for failure to state a claim upon which relief may be granted or, in the alternative, for improper joinder. The Company intends to vigorously defend against Adams' allegations.

Item 1.A. — Risk Factors

Readers of this Quarterly Report on Form 10-Q should carefully consider the risks described in the Company’s other reports filed or furnished with the SEC, including the Company’s prior and subsequent reports on Forms 10-K, 10-Q and 8-K, in connection with any evaluation of the Company’s financial position, results of operations and cash flows.

The risks and uncertainties described in the Company’s most recent Annual Report on Form 10-K, filed with the SEC as of April 28, 2010, are not the only risks facing the Company. Additional risks and uncertainties not presently known, currently deemed immaterial, or those otherwise discussed in this Quarterly Report on Form 10-Q may also affect the Company’s operations. Any of these risks, uncertainties, events or circumstances could cause the Company’s future financial condition, results of operations or cash flows to be adversely affected.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. The Board of Directors authorized the repurchase of additional shares in one million share increments in July 2000, July 2002, November 2007 and April 2008, bringing the total authorized repurchases to five million shares as of February 28, 2009. As of November 30, 2010, the Company has repurchased approximately 4.5 million shares of its common stock at a cost of $101.2 million under this program, including 1,084,089 shares repurchased at a cost of $28.5 million in fiscal 2009, 1,165,911 shares repurchased at a cost of $40.6 million in fiscal 2008 and 253,300 shares repurchased at a cost of $6.1 million in fiscal 2007.

The Company withheld 3,001 and 4,167 shares at a cost of $70 thousand and $95 thousand in the three and nine month periods ending November 30, 2010, respectively, as part of an ongoing program in which the Company will withhold shares from employees to fund tax withholdings required on restricted shares vesting each period.

Item 3. — Defaults Upon Senior Securities

None.

Item 4. — Removed and Reserved

Item 5. — Other Information

None.

Item 6. — Exhibits

2.1	—
Agreement and Plan of Merger, by and between Standard Microsystems Corporation, Merger Sub and Comet Systems, Inc. dated as of January 9, 2011 incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on January 10, 2011.

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

(Signature)
Kris Sennesael
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 10, 2011

EXHIBIT INDEX

Exhibit No.		Description

2.1	—
Agreement and Plan of Merger, by and between Standard Microsystems Corporation, Merger Sub and Comet Systems, Inc. dated as of January 9, 2011 incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on January 10, 2011.

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