Form 10-K
period 2011-02-28
STANDARD MICROSYSTEMS CORP
filed 2011-04-19
CIK 93384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of August 31, 2010, based upon the closing price of the common stock as reported by The NASDAQ Global Select Market* on such date, was approximately $407,441,790

Number of shares of common stock outstanding as of March 31, 2011 23,011,445

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III of this report on Form 10-K.

PART I

PART II

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	48

Item 11.	Executive Compensation	48

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48

Item 13.	Certain Relationships, Related Transactions and Director Independence	48

Item 14.	Principal Accountant Fees and Services	48

SIGNATURES		49

PART IV

Item 15.	Exhibits and Financial Statement Schedules	50

ii

PART I

Item 1. — Business

General Description of the Business

Standard Microsystems Corporation (the “Company” or “SMSC”), a Delaware corporation founded in 1971, is a leading global designer of Smart Mixed-Signal Connectivity™ solutions. Its expertise in analog and mixed-signal processing is applied across a broad set of technologies including USB, Ethernet, wireless audio and Media Oriented Systems Transport (MOST®) as well as embedded control, capacitive sensing and thermal management. SMSC’s silicon-based integrated circuits and systems software are incorporated by a global customer base in end products in the Personal Computing (“PC”), Consumer Electronics, Industrial and Automotive markets. The Company’s expertise in developing application-specific technologies, each designed to connect, network or monitor systems, allows SMSC to design multi-functional products that address market requirements for on-the-go and embedded consumer and business applications. Most of the Company’s products are proprietary designs that serve industry leaders across the globe, tailoring what are often complex, highly integrated solutions to each of our customer’s exacting requirements.

SMSC’s business is based on substantial intangible intellectual property assets consisting of patented technology, access to market technology, extensive experience in integrating designs into systems, the ability to work closely with customers to solve technology application challenges and develop products that satisfy market needs, and the ability to efficiently manage its global network of suppliers. These attributes allow SMSC to provide technical performance, cost, size or time-to-market advantages to its customers and to develop leadership positions in several technologies. In addition, SMSC has continued to develop software to promote and distinguish its hardware products. Examples of such software include the MOST NetServices, which provides access to data transportation mechanisms on a MOST network, and drivers and firmware for computing and connectivity products, which enable these products to be customized for various applications and operating systems.

Over the past several years, SMSC has evolved from an organization having strength primarily in digital design, to one with broad engineering and design expertise in digital, analog and mixed-signal solutions that cut across all its product lines. Electronic signals fall into one of two categories — analog or digital. Digital signals are used to represent the “ones” and “zeros” of binary arithmetic, and are either on or off. Analog, or linear, signals represent real-world phenomena, such as temperature, pressure, sound, speed and motion. These signals can be detected and measured using analog sensors, by generating varying voltages and currents. Mixed-signal products combine digital and analog circuitry into a single device. Mixed-signal solutions can significantly reduce board space by integrating system interfaces, reducing external component requirements and lowering power consumption, all of which reduce system costs. Analog and mixed-signal products are also less susceptible to commoditization because of the custom nature of their designs.

SMSC has operations in the United States, Canada, Germany, Bulgaria, Sweden, India, Japan, China, Korea, Singapore and Taiwan. Major engineering design centers are located in: Arizona, New York and Texas in the United States; Ottawa, Canada; Chennai, India; Karlsruhe and Pforzheim, Germany; and Sofia, Bulgaria.

Strategy

The Company uses a highly integrated approach in the development of its products, and discrete technologies which are frequently integrated across many of its products and customer-specific applications. Further, the Company continuously explores and seeks opportunities to introduce new or existing products, either individually or in combination within systems and end products, for broader application within or across end markets. The Company believes that the integration of products and convergence of applications will be a continuing trend. The Company’s ability to anticipate and capitalize on these trends will be essential to its long-term success, and hence will continue to be a prime strategic consideration in resource allocation decisions and the internal evaluation of the Company’s competitive and financial performance.

In executing this strategic approach, internal resources are allocated and corresponding investments are made at the project level in a manner that the Company believes will maximize total returns from product sales both individually (with respect to individual products or product families) and in the aggregate (a “portfolio” approach). Projects consist of either a single product offering (as would be the case for a new product launch) or a product family, consisting of multiple product variants stemming from an original design. Such variants can consist of relatively simple modifications to an original design, introduction of “next generation” capabilities and features and/or strategic integration(s) of new technologies into existing products. Projects may span across product lines or product families.

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

 SMSC’s sales and revenues across these end markets, including intellectual property revenues (consisting of royalties and similar contractual payments), are presented in the following table for the twelve months ended February 28, 2011 (“fiscal 2011”) and 2010 (“fiscal 2010”) ( in thousands):

	Fiscal 2011		Fiscal 2010
	Amount	%	Amount	%
PC	$151,595	37.0%	$124,971	40.6%
Consumer Electronics	110,265	26.9%	80,767	26.2%
Industrial	72,816	17.8%	51,749	16.8%
Automotive	74,803	18.3%	50,291	16.4%
Total Sales and Revenues	$409,479	100.0%	$307,778	100.0%

SMSC serves industry leading PC customers in the Mobile & Desktop PC markets with embedded controllers, mixed-signal system controllers, server input/output (“I/O”) devices, USB 2.0 hubs and analog solutions including capacitive sensing, fan control, temperature and voltage sensing. Applications include mobile and desktop computers, netbooks, tablets, servers and media center PCs.

Designs that serve the Consumer Electronic markets primarily provide connectivity or networking functions that allow data transfer or content sharing in consumer devices. For instance, the Company provides USB 2.0 hub, flash memory card reader and mass storage devices that may be embedded in LCD monitors, printers, set-top boxes, docking stations, digital televisions or gaming products to transfer content at high speeds. SMSC’s Ethernet networking products address system resource limitations and other challenges typical of embedded consumer electronics systems for applications such as digital televisions, DVD and hard disk drive-based video recorders and digital media servers and adapters. SMSC’s portable products are found in smart phones, personal digital assistants, e-readers and other consumer mobile devices. The Company also designs network multimedia processing engines supporting multiple high definition audio/video streams, and software protocol stack management and security, through Peripheral Component Interconnect (“PCI”) or non-PCI interfaces.

Customers in the Industrial market are primarily supported by the Company’s products that serve long life cycle embedded systems and those that require highly accurate signal transfer or industrial-level temperature monitoring functionality. SMSC provides Ethernet, ARCNET, CircLink™ and Embedded I/O technology to address applications that include POS terminals, building and factory automation, security systems, industrial PCs, automated teller machines (“ATMs”) and interactive kiosks.

Automotive markets are primarily served via SMSC’s MOST technology, which enables the networking of information systems in automobiles, such as a CD changer, radio, global positioning system, navigation systems, mobile telephone or a DVD player. MOST provides the means to distribute multimedia entertainment functions among various control devices in the car. In addition, SMSC has developed automotive grade USB and Ethernet products to serve the demand for these technologies in automotive applications and wireless audio.

The flexibility of SMSC’s products to address multiple end market applications and the convergence of multimedia technologies is creating new market opportunities. For example, computer makers are supplying devices that address entertainment needs, traditional manufacturers of consumer entertainment goods are addressing computing needs and automotive manufacturers and system integrators are seeking ways to deliver multimedia content or network information systems into the automobile. As a result of substantial investment in research and development (“R&D”) over the past several years, the functionality of SMSC’s products has been greatly enhanced, and the portfolio of products in computing, connectivity and networking has broadened considerably, enabling increased presence for SMSC in many other applications using these technologies. This strategic thrust to link available technologies into new applications and invest in new technologies capable of serving different aspects of these converging markets is expected to result in greater product diversity and broader sales and marketing opportunities.

Principal Products

The Company invests in new product development for computing and connectivity products, portable products, consumer electronics products and automotive products.  This structure allows these marketing and engineering teams to focus on end markets, applications, and customer requirements unique to their respective markets.  The technologies used and intellectual property developed within these product development organizations have significant overlap.  Intellectual property developed for each end market is repackaged and reused in products customized for the other end markets.  A central engineering function guides the product development teams to a common set of design rules while also contributing analog intellectual property which is also used by many product development teams.  This structure allows the Company to develop intellectual property expertise which can be rapidly deployed into diverse markets, accelerating access to new customers.

Computing and Connectivity

The computing and connectivity products employ mixed-signal semiconductor and software technologies for end-user products designed for computing, consumer electronics and industrial customers. The Company differentiates its products by combining industry-standard interfaces with advanced application-specific platform solutions. Most of the devices sold into this set of customers and markets must integrate seamlessly with microprocessors and chipsets developed by other companies. SMSC’s solutions optimize the customer’s platform designs and typically improve time-to-market while reducing the total bill of materials cost. These products can be found in PCs, netbooks, LCD monitors, docking stations, televisions, set-top boxes, digital video recorders, industrial servers and many other embedded system applications. In fiscal 2011, computing and connectivity products accounted for approximately 74% of the Company’s revenue.

SMSC’s computing and connectivity products cut across its broad technology portfolio. Important products include among others:

•	USB 2.0 hub controllers, including solutions for 2-port, 3-port, 4-port, 7-port and combination hub/flash memory card reader products.

•
USB 2.0 flash memory card reader products, including controllers supporting Secure Digital™ (SD), MultiMediaCard™  (MMC), Memory Stick® (MS), MS-PRO-HG™, SmartMedia® (SM), xD-Picture Card TM (xD) and Compact Flash(R) (CF) memory and Compact Flash-UDMA card families.

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

Many of the Company’s computing and connectivity products utilize USB technology, which enables the transfer of data between peripheral devices and hosts. This technology has become the ubiquitous connectivity standard for use in computing, consumer and industrial applications. SMSC is regarded as an industry leader in providing semiconductors that incorporate the current industry USB standard specification, known as USB 2.0 or “Hi-Speed USB”. USB 2.0’s 480 megabit per second data transfer rate supports the high bandwidth and speed requirements of consumer multimedia technologies, and because of its ease-of-use and the capability to deliver regulated power, is currently the leading standard by which interoperability and connectivity is provided between diverse systems platforms such as consumer electronics, multimedia computing and mobile storage applications. Designers are attracted to USB 2.0’s speed, “plug-and-play” features and its predictable software development requirements. The ubiquity of USB 2.0 integrated circuits and software makes it a cost-effective choice for designers to add a high-speed serial data pipe for transferring media content.

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

Ethernet is another important technology broadly utilized in SMSC’s computing and connectivity products. Ethernet is widely recognized as the ubiquitous, versatile networking technology found in home, business and industrial environments. In its many years of designing networking products, SMSC has shipped more than 100 million Ethernet ports. A primary focus of the Company’s efforts in this area is developing products that connect USB and Ethernet, such as USB-to-Ethernet controllers and USB hubs with integrated Ethernet controllers. The ubiquity and speed of USB has resulted in the USB-to-Ethernet connection replacing older means of transferring information, such as legacy bus and Peripheral Component Interconnect, referred to as PCI interfaces. SMSC also serves the embedded market with other networking technologies, such as Attached Resource Computer Network, referred to as ARCNET and CircLink™, an ARCNET derivative.

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

As part of the computing and connectivity products, SMSC is also developing analog products. SMSC’s analog products utilize analog thermal sensor technology to target computing and consumer applications supplied by major OEMs, ODMs and motherboard manufacturers. Also included are capacitive sensing, temperature sensing and fan driver products. Many of SMSC’s PC and Connectivity customers are increasingly seeking analog functionality such as thermal management, capacitive sensing and battery charging as part of their entire PC buying decision, which, in many cases, calls for an integrated solution. The analog products serve computing, consumer and industrial applications. SMSC is also developing portable hubs.

Consumer Electronics

The Company’s consumer electronics products include portable and wireless audio products. SMSC’s portable products are designed for smart phones, personal digital assistants and other handheld mobile devices. These products include standalone USB 2.0 physical layer transceivers (“PHY”) supporting industry standard interfaces as well as USB 2.0 flash memory card readers. These products also include USB PHYs integrated with other functions such as battery management and voltage protection. These Hi-Speed USB transceivers currently set new standards for integration, low power and small size, helping designers meet the tight board space and cost requirements of portable products.

SMSC markets a set of high quality wireless audio solutions featuring high level radio performance and industry-leading low power consumption for the portable, home and automotive markets.  Target applications for SMSC’s wireless audio solutions include home cinema, headphones, whole home audio networks, TVs, portable media players, ear buds, automotive rear seat entertainment and many others. SMSC’s acquisition of Kleer Semiconductor Corporation (“Kleer”) has significant revenue potential in multiple markets that the Company currently serves.  The Kleer acquisition added wireless audio technology for portable audio devices and sound systems for the consumer and automotive end markets. On June 14, 2010 SMSC acquired Wireless Audio IP B.V. ("STS"), a fabless designer of plug-and-play wireless solutions for consumer audio streaming applications, including home theater, headphones, LED TVs, PCs, gaming and automotive entertainment. The acquisitions of STS and Kleer will enable the Company to collaborate on developing best-in-class baseband processor and audio networking solutions that allow end users to enjoy state-of-the-art entertainment in the home, in the car or on the go.

Automotive

SMSC is also a supplier of products for the automotive market based on its market-leading MOST technology. MOST is a networking standard which enables the transport of high-bandwidth digital audio, video, packet-based data, and control information. SMSC’s latest generation of MOST products, MOST150, provides greater bandwidth and functionality than its predecessors, MOST25 and MOST50, though these speed grade products continue to be sold into automotive platforms. MOST-enabled network interface controllers (“NICs”) and intelligent network interface controllers (“INICs”) are being designed into automotive networks to transfer high-performance multimedia content among devices such as radios, navigation systems, digital video displays, microphones and CD-players quickly and without electrostatic disruption. The technology is also applicable to new market requirements such as driver assistance.

The Company also markets a chip interconnect technology known as Media Local Bus (MediaLB®, or “MediaLB”), enabling consumer applications to easily connect to SMSC’s network interface controllers for MOST. MediaLB is also designed to support future MOST networks, thereby providing a simple migration path from existing MOST architectures to next-generation platforms. The MOST technology is a de facto industry standard for high bandwidth automotive multimedia networking. Today MOST is adopted in more than 100 car models on the road worldwide.

The Company also sells related software stacks, system design and diagnostic tool products to customers who need to build or maintain MOST compliant systems. SMSC develops and sells USB and Ethernet products built to the exacting quality standards required for automotive applications under the TrueAuto™ brand.

SMSC’s acquisition of K2L GmbH (“K2L”) in fiscal 2010 has increased SMSC’s automotive-related product offerings. Specifically, the K2L acquisition added software development and systems integration support services for automotive networking applications, including MOST-based systems.

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

The Company strives to make the “design-in” of its products as easy as possible for its customers. To facilitate this, SMSC offers a wide variety of support tools, including evaluation boards, sample firmware diagnostics programs, sample schematics and printed circuit board layout files, driver programs, data sheets, industry standard specifications and other documentation. These tools are readily available from the Company’s sales offices and sales representatives. SMSC’s home page on the World Wide Web ( www.smsc.com ) provides customers with immediate access to its latest product information. In addition, the Company maintains online tool resources so that registered customers can download these items as needed. Customers are also provided with reference platform designs for many of the Company’s products, which enable easier and faster transitions from initial prototype designs through final production releases.

SMSC strategically markets and sells all of its products globally through a centrally managed sales network using various channels in multiple geographic regions. SMSC conducts sales activities in the United States via a direct sales force, electronics distributors and manufacturers’ representatives. Independent distributors are currently engaged to serve the majority of the North American market. Internationally, products are marketed and sold through regional sales offices located in Germany, Hong Kong, Taiwan, China, Korea and Singapore as well as through a network of independent distributors and representatives. The Company serves the Japanese marketplace primarily through its Tokyo, Japan-based subsidiary, SMSC Japan, through long standing relationships with distribution partners leading in that market.

Consistent with industry practice, most distributors have certain rights of return and price protection privileges on unsold products. Accordingly recognition of revenue and associated gross profit on shipments to a majority of the Company's distributors is deferred until the distributors resell the products. Distributor contracts may generally be terminated by written notice by either party. The contracts specify the terms for the return of inventories. Shipments made by SMSC Japan to its distribution partners are made under agreements that permit limited stock return and no price protection privileges. Sales and associated gross profit from shipments to the Company’s distributors, other than distributors in Japan, are deferred until the distributors resell the products.

The Company generates a significant portion of its sales and revenues from international customers. While the demand for the Company’s products is driven heavily by the worldwide demand of U.S.-based OEM computer manufacturers, a significant portion of the Company’s products are sold to manufacturing subcontractors of those U.S.-based companies, and to distributors who feed the high technology manufacturing pipeline in Asia. The Company expects that international shipments, particularly to Asian-based customers, will continue to represent a significant portion of its sales and revenues. See Part I Item 1.A. — Risk Factors — Business Concentration in Asia for further discussion.

Geographic Information

The information below summarizes sales and revenues to unaffiliated customers for fiscal 2011, 2010, and 2009 by country (in thousands):

For the Fiscal Years Ended February 28	2011	2010	2009
China	$98,159	$82,593	$65,187
Taiwan	88,343	75,548	94,163
Japan	73,588	47,055	50,963
United States	33,853	21,665	28,791
Germany	28,197	20,852	28,207
Other	87,339	60,065	58,185
	$409,479	$307,778	$325,496

Product sales to electronic component distributors were reflected in the table above based on the country of their respective operations; the geographic locations of end customers may differ. The majority of SMSC’s sales are to customers located in Asia given Asia’s prominence in the global supply chain for computing, consumer electronics and related applications.

The Company’s net property, plant and equipment by country is as follows ( in thousands ):

As of February 28	2011	2010
United States and Canada	$58,601	$61,258
Germany	2,153	1,136
Japan and Other Asia Pacific	6,628	4,408
	$67,382	$66,802

Backlog and Customers

The Company’s business is characterized by short-term order and shipment schedules, rather than long-term volume purchase contracts. The Company generally schedules production, which typically takes several months based upon a forecast of demand for its products, recognizing that subcontract manufacturers require long lead times to manufacture and deliver the Company’s final products. The Company modifies and rebalances its production schedules to actual demand as required. Typical of industry practice, orders placed with the Company may be canceled or rescheduled by the customer on short notice without significant penalty. Such cancellations usually occur within our lead time. In addition, incoming orders and resulting backlog can fluctuate considerably during periods of perceived or actual semiconductor supply shortages or overages. As a result, the Company’s backlog may not be a reliable indicator of future sales and can fluctuate considerably.

From period to period, several key customers account for a significant portion of the Company’s sales and revenues. Sales and revenues from significant customers for fiscal 2011, 2010 and 2009, stated as percentages of total sales and revenues, are summarized as follows:

For Fiscal Years Ended February 28,	2011	2010	2009
Avnet Asia	16%	12%	*
Yosun Industrial and Sertek	*	*	17%

*    Less than 10%

Yosun is a former distributor of SMSC products in Asia that resold the company’s products to many different end users. In March 2007, Yosun Industrial acquired Sertek, another former distributor of the Company’s products. Sales to Yosun and Sertek have been combined for all periods presented above. As part of an ongoing strategic realignment of its sales and distribution channels, SMSC terminated its relationship with Sertek and Yosun in October, 2008 and December, 2009, respectively The business formerly conducted through Sertek and Yosun has been redirected to a mix of new and existing SMSC distributors and direct customers. See Part I Item 1.A. — Risk Factors — Shipments to ODMs and Other Integrators for further discussion.

The Company’s contracting sales party may vary as a result of the manner in which it goes to market, the structure of the semiconductor market, industry consolidation and customer preferences. In many cases the Company’s products will be designed into an end product by an OEM customer who will then contract to have the product manufactured by an ODM. In such cases, the Company will sell its products directly to the selected ODM, who becomes the Company’s contracting party for the sale. In other cases, the OEM or ODM may design the product and be the contracting party. In some cases the Company or the ODM may wish to have a distributor as the direct sales party. As a result of changing relationships and shifting market practices and preferences, the mix of customers can change from period to period and over time. See Part I Item 1.A. — Risk Factors — Strategic Relationships with Customers for further discussion.

The Company’s financial results have been significantly dependent on multiple United States-based computer manufacturers that drive a significant portion of the ultimate demand for the Company’s products. In addition, customers in Asia are becoming an increasingly significant source of demand for the Company, as well as European automotive customers.

Manufacturing, Assembly and Test

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

The Company does not believe that the change in identity of the customers from 2009-2011 represents a fundamental change in its business, rather the change in top customers, in part, is due to the shifting nature of OEM preferences for where they have their product designs manufactured, industry consolidation or ODM customers changing the distributor from whom they purchase the Company's products.

The Company’s primary wafer suppliers are currently:

•	Global Foundries Inc. (which acquired Chartered Semiconductor Manufacturing, Ltd. in 2009)
•	Taiwan Semiconductor Manufacturing Company Limited (“TSMC”)
•	Grace Semiconductor Manufacturing Corporation
•	Semiconductor Manufacturing International Corporation (“SMIC”)

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

The Company purchases most of its assembly services from the following:

•	Advanced Semiconductor Engineering, Inc.
•	Amkor Technology, Inc.
•	ChipMOS Technologies Ltd.

•	Orient Semiconductor Electronics Ltd.
•	STATSChipPac Ltd.

Following assembly, each of the packaged units receives final testing, marking and inspection prior to shipment to customers. During fiscal 2010, the Company relocated the majority of its test floor activities from Hauppauge, New York to a third party facility (Sigurd Microelectronics Corporation) in Taiwan. This third party test house is now responsible for testing the majority of the Company's parts. Final testing services of independent test suppliers, most of which occurs in Asia, are also utilized and afford the Company increasing flexibility to adjust to near-term fluctuations in product demand and corresponding production requirements.

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

Research and Development

The semiconductor industry and the individual markets that the Company currently serves are highly competitive, and the Company believes that continued investment in R&D is essential to maintaining and improving its competitive position.

SMSC’s R&D activities are performed by highly-skilled engineers and technicians, and are primarily directed towards the design of integrated circuits in both mainstream and emerging technologies, the development of software drivers, firmware and design tools and intellectual property (“IP”), as well as ongoing cost reductions and performance improvements in existing products. SMSC employs engineers with a wide range of experience in software, digital, mixed-signal and analog circuit design, from experienced industry veterans to new engineers recently graduated from universities. SMSC had approximately 600 engineers as of February 28, 2011. High tech hardware, software and other product design tools procured from leading global suppliers support their activities. The Company’s major engineering design centers are strategically located in: Arizona, New York and Texas in the United States; Ottawa, Canada; Chennai, India; Karlsruhe and Pforzheim, Germany; and Sofia, Bulgaria to take full advantage of the technological expertise found in each region, and to cater to its customer base.

The Company intends to continue its efforts to develop innovative new products and technologies, and believes that an ongoing commitment to R&D is essential in order to maintain product leadership and compete effectively. Therefore, the Company expects to continue to make significant R&D investments in the future. Recent acquisitions of Tallika Corporation, K2L, Kleer, STS, Symwave, and the formation of a design center in Sofia, Bulgaria have added additional engineering talent and capabilities.

The Company spent the following on R&D (in thousands):

For Fiscal Years Ended February 28,	2011	2010	2009
R&D Spending	$96,370	$77,702	$74,169

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

SMSC has patent cross-licensing agreements with certain semiconductor manufacturers such as Intel Corporation, Micron Technology, National Semiconductor Corporation and Samsung Electronics Co. providing access to approximately 30,000 U.S. patents. Almost all of the Company’s cross-licensing agreements give SMSC the right to use patented intellectual property of the other companies royalty-free. SMSC also received related payments from Intel, although these payments terminated pursuant to agreement in the third quarter of fiscal year 2009. See Part IV Item 15(a)(1) — Financial Statements — Note 11, for further discussion on the Company’s agreement with Intel. In situations where the Company needs to acquire strategic intellectual property not covered by cross-licenses, the Company at times will seek to, and has entered into agreements to purchase or license, the required intellectual property.

Business Combinations and Other Non-Controlling Equity Investments

Symwave

On November 12, 2010 SMSC completed the acquisition of Symwave, Inc. (“Symwave”), a global fabless semiconductor company supplying high-performance analog/mixed-signal connectivity and USB 3.0 solutions utilizing proprietary technology, leading edge IP and silicon design capabilities. SMSC made an initial $5.2 million equity investment in Symwave in fiscal 2010, resulting in an equity stake of approximately 14 percent, and in fiscal 2011 provided $3.1 million in bridge financing to Symwave. At acquisition, the initial equity investment was revalued to $2.0 million and an impairment loss of $3.2 million was recorded within income from operations.

During the fourth quarter of fiscal 2011 the Company lost its primary customer in its storage solutions business. As a result, the Company initiated a plan to reduce costs and investments in this business. In connection with this action, the Company incurred an impairment loss of $3.5 million, primarily for certain indefinite-lived purchased technologies acquired as part of this business. However, the Company is continuing to utilize Symwave USB 3.0 intellectual property and has retained key analog talent.

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

EqcoLogic

On November 23, 2010, SMSC invested $2.0 million in EqcoLogic, N.V. (“EqcoLogic”), a Belgian corporation based in Brussels, Belgium. EqcoLogic is a developmental-stage company in the field of high speed and bidirectional data transmission. SMSC holds approximately 18.0 percent of the total outstanding equity of EqcoLogic on a fully diluted basis.

Canesta

During fiscal 2010, SMSC invested $2.0 in Canesta, a privately held developer of three-dimensional motion sensing systems and devices. Canesta has entered into an Asset Purchase Agreement with Microsoft, pursuant to which Microsoft acquired substantially all of the assets of Canesta. On November 30, 2010, SMSC received $2.2 million in cash from Canesta and another $0.1 million on January 27, 2011 pursuant to its Asset Purchase Agreement with Microsoft (approximately $0.7 million in additional distributions will be held in escrow for 12 months until all of the obligations of Canesta have been satisfied). As a result, the Company recorded a gain of $0.3 million.

Employees

At February 28, 2011, the Company employed 1,026 individuals, including 201 in sales, marketing and customer support, 137 in manufacturing and manufacturing support, 539 in research and product development and 149 in administrative support and facility maintenance activities.

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

The Company’s principal competitors across its various product lines include the following:

•	Alcor Micro Corp.
•	ASIX Electronics Corp
•	Avnera Corporation
•	Broadcom Corporation
•	Cypress Semiconductor
•	Davicom Semiconductor Inc.
•	Display Link
•	eNe
•	Genesys Logic
•	GMT, Inc.,
•	Integrated Technology Express, Inc.
•	Marvell Technology Group Ltd.
•	Micrel Semiconductor, Inc.
•	Nuvoton (formerly Winbond Electronics Corporation)
•	Realtek Semiconductor Corp.
•	Renesas Technology
•	ST-Ericsson
•	Syncomm
•	Texas Instruments

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

THE EARTHQUAKE, TSUNAMI AND NUCLEAR PROBLEMS IN JAPAN COULD AFFECT THE SEMICONDUCTOR SUPPLY CHAIN AND THE COMPANY’S REVENUES

The earthquake, tsunami and subsequent problems affecting nuclear power plants in Japan have dramatically impacted Japan’s manufacturing capacity.  The ultimate effect of these issues is still uncertain.  In addition, Japanese industry supplies a substantial portion of certain items essential to the semiconductor manufacturing process.   Although Japanese semiconductor fabricators employed by the Company produce less than 3% of the Company’s products by revenue, it is possible that the Company’s  fabricators located outside of Japan may have their ability to make products adversely impacted by the unavailability of certain essential items made in Japan.  In such a case the Company’s ability to produce and deliver products to its customers, as well as its revenues and profitability, could be adversely affected materially.   In addition, even if supply is not interrupted or delayed, shortages of key items may result in price increases, which the Company’s fabricators would seek to pass on to the Company.  This could also affect the Company’s profitability materially.   Finally,  approximately 17% of the Company’s revenues have historically resulted from sales to Japanese customers.   As a result of the earthquake, the tsunami and accompanying problems, demands for the Company’s products in Japan may be reduced.   The Company’s revenues and profitability may also be adversely affected materially as a result of reduced demand from its Japanese customers. In addition, the Company’s customers outside of Japan may be unable to produce finished products as a result of Japanese related supply chain disruptions. These customers might then cancel orders for the Company’s products, which could materially affect the Company’s revenues and profitability.

WORLDWIDE ECONOMIC CONDITIONS AFFECT THE COMPANY’S RESULTS

Worldwide Economic Conditions — The global economy experienced a severe decline in 2008 and 2009. Although economic activity improved in calendar year 2010, the Company’s revenue and profitability will be affected if global economic conditions do not continue at their current levels, or if a “double dip” recession occurs.   The Japanese tsunami, instability in the Middle East, or other political and economic factors could result in a decline in worldwide economic conditions, which could adversely affect the Company.     The Company’s results may be adversely affected if economic conditions prevent the Company from executing on its strategy to produce more revenue and profit in the second half of fiscal year 2012.

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

The PC industry is characterized by ongoing product changes and improvements, such as the emergence of tablet PCs, much of which is driven by several large companies whose own business strategies play significant roles in determining PC architectures. Future shifts in PC architectures may not always be anticipated or be consistent with the Company’s product design “roadmaps”.

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

These large companies also possess significant leverage in negotiating the terms and conditions of supply as a result of their market power. The Company may be forced in certain circumstances to accept potential liability for intellectual property, quality, delivery or other issues far exceeding the purchase price of the products sold by the Company, the lifetime revenues received from such products by the Company, or various forms of potential consequential damages to avoid losing business to competitors.   More large companies have made such requests recently, and the Company is seeing more of these requests as it attempts to expand its business.  The Company attempts to negotiate liability caps but is not always successful.  The Company may be forced to agree to uncapped liability for such items as intellectual property infringement in order to win important designs, maintain existing business, or be permitted to bid on new business. Such terms and conditions could adversely impact the financial viability of the Company, and its revenues and margins.

Volatility of Stock Price  — The volatility of the semiconductor industry has also been reflected historically in the market price of the Company’s common stock. The market price of the Company’s common stock may fluctuate significantly on the basis of such factors as the Company’s or its competitors’ introductions of new products, quarterly fluctuations in the Company’s financial results, announcements by the Company or its competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments; introduction of technologies or product enhancements that reduce the need for the Company’s products; the loss of, or decrease in sales to, one or more key customers; a large sale of stock by a significant shareholder; dilution from the issuance of the Company’s stock in connection with acquisitions; the addition or removal of our stock to or from a stock index fund; departures of key personnel; the required expensing of stock options or Stock Appreciation Rights (“SARs”); quarterly fluctuations in the Company’s guidance or in the financial results of other semiconductor companies or personal computer companies; changes in the expectations of market analysts or investors, or general conditions in the semiconductor industry or financial markets. In addition, stock markets in general have experienced extreme price and volume volatility in recent years. This volatility has often had a significant impact on the stock prices of high technology companies, at times for reasons that appear unrelated to business performance. The Company’s stock price experienced significant volatility in fiscal year 2011, and the Company’s stock price may continue to experience significant volatility in the future.

The volatility of the stock price itself can impact the Company’s earnings because volatility is one measurement that is used in calculating the value of stock-based compensation to employees. In particular, changes in stock price can materially affect the periodic compensation expense associated with SARs, which is remeasured quarterly. The variability of SAR compensation charges may itself affect the ultimate stock price of the Company by making its stock less attractive to certain investors. SARs also represent a potential drain on the cash of the Company, which could leave it with insufficient cash to manage its business.

THE COMPANY HAS A CONCENTRATED CUSTOMER BASE, MUST SATISFY DEMANDING PRICE, TECHNOLOGY AND QUALITY REQUIREMENTS, AND IS SUBJECT TO INTEGRATION RISKS

Product Development, Quality and Technological Change  — The Company’s growth is highly dependent upon the successful development and timely introduction of new products at competitive prices and performance levels, with the potential to earn gross profit margins acceptable to the Company. The success of new products depends on various factors, including timely completion of product development programs, the availability of third party intellectual property on reasonable terms and conditions, market acceptance of the Company’s and its customers’ new products, achieving acceptable production yields, securing sufficient capacity at a reasonable cost for the Company’s products and the Company’s ability to offer these new products at competitive prices.  The Company’s plans for fiscal year 2012 anticipate the timely introduction of a number of important new products and as such, the Company’s results could be materially adversely affected if these products are not released according to schedule.

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

The semiconductor industry is in constant transition to smaller geometry technologies.   These smaller technologies typically require far greater up front investment by the Company, and involve significantly more expensive mask sets.   They may also pose greater technological challenges.  The Company must continually attempt to determine what geometries it should employ to produce new or existing parts, and the right time to change geometries.   The Company’s financial results could be adversely affected materially if it is delayed in implementing, or is unable to successfully implement, smaller geometry technologies,  if yields are less than expected, or if actual revenues from the smaller geometries are insufficient to produce an appropriate return on investment.

Many of the Company’s products offer additional features or functionality that works in tandem with a primary chip. Demand for many of the Company’s products could suffer, and the Company’s results could be materially affected adversely, if the features and functionality offered by the Company are integrated into a system on the primary chip.  The Company currently believes that the risk of integration is the most significant competitive threat facing the Company.   Although the Company constantly tries to add value to its chips and to anticipate trends to reduce the risk of integration, there can be no assurance that the Company will be successful in these endeavors.

Although the Company has significant processes and procedures in place in an attempt to guarantee the quality of its products, there can also be no assurance that the Company will not suffer unexpected yield or quality issues that could materially affect its operating results. The Company’s products are complex and may contain errors, particularly when first introduced or as new versions are released. The Company relies primarily on in-house testing and quality personnel to design test operations and procedures to detect any errors prior to delivery of its products to its customers. Should problems occur in the operation or performance of the Company’s ICs, it may experience delays in meeting key introduction dates or scheduled delivery dates to its customers. These errors also could cause the Company to incur significant re-engineering costs, divert the attention of its engineering personnel from its product development efforts and cause significant customer relations and business reputation problems. Furthermore, a supply interruption or quality issue could result in claims by customers for recalls or rework of finished goods containing components supplied by the Company. Such claims can far exceed the revenues received by the Company for the sale of such products. Although the Company attempts to mitigate such risks via errors and omissions insurance, contractual terms, and maintaining buffer stocks of inventory, there can be no assurance that the Company will not receive such claims in the future, or that the Company will be able to maintain its customers if it refuses to be responsible for some portion of these claims.  The Company currently does not maintain recall insurance because of its expense and because the Company has not faced a significant recall issue in recent history.

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

The Company also may have difficulty competing with companies whose primary presence is in Asia. These companies may be able to develop more intimate customer relationships with Asian OEMs and ODMs because of their physical proximity to these customers, larger presence in Asia, and cultural ties.   The Company’s results may be materially affected adversely if it is unable to successfully compete with its Asian competitors.

The risk of earthquakes in China, Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. We currently are covered by insurance against business disruption, earthquakes and flooding in this region on a limited basis, but in all instances such insurance is not currently available on terms that are commercially reasonable. Earthquakes, fire, flooding, lack of water or other natural disasters in Taiwan or the Pacific Rim region, or an epidemic, political unrest, war, labor strike or work stoppage in countries where our semiconductor manufacturers, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity. There can be no assurance that alternate capacity could be obtained on commercially reasonable terms, if at all.

Reliance upon Subcontract Manufacturing  — The vast majority of the Company’s products are manufactured, assembled and tested by independent foundries and subcontract manufacturers under a “fabless” manufacturing model. This reliance upon foundries and subcontractors involves certain risks, including potential lack of manufacturing availability, reduced control over delivery schedules, the availability of advanced process technologies, changes in manufacturing yields, dislocation, expense and delay caused by decisions to relocate or close manufacturing facilities or processes, and potential cost fluctuations. During downturns in the semiconductor economic cycle, such as the recent global economic recession, reduction in overall demand for semiconductor products could financially stress certain of the Company’s subcontractors. If the financial resources of such independent subcontractors are stressed, the Company may experience future product shortages, quality assurance problems, increased manufacturing costs or other supply chain disruptions.

During upturns in the semiconductor cycle, it is not always possible to respond adequately to unexpected increases in customer demand due to capacity constraints. The Company may be unable to obtain adequate foundry, assembly or test capacity from third-party subcontractors to meet customers’ delivery requirements even if the Company adequately forecasts customer demand. Alternatively, the Company may have to incur unexpected costs to expedite orders in order to meet unforecasted customer demand. The Company typically does not have long-term supply contracts with its third-party vendors that obligate the vendor to perform services and supply products for a specific period, in specific quantities, and at specific prices. The Company’s third-party foundry, assembly and test subcontractors typically do not guarantee that adequate capacity will be available within the time required to meet customer demand for products. In the event that these vendors fail to meet required demand for whatever reason the Company expects that it would take up to twelve months to transition performance of these services to new providers. Such a transition may also require qualification of the new providers by the Company’s customers or their end customers, which would take additional time. The requalification process for the entire supply chain including the end customer could take several years for certain of the Company’s products, particularly automotive products.  The Company may also suffer delays in production or quality problems if its vendors move production from one facility to another facility owned by them.  The Company may also have to requalify products that have been moved to a new production facility within the same vendor, and may also suffer production delays as a result of the requalification process.  The Company generally does not have the right to restrict such transfers.

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

In the past, the Company received several unexpected price increases from several entities that assemble or package products. In the past there have been periods of shortage of capacity among companies that supply assembly services. The Company’s contracts also generally do not protect it from price increases in certain base commodities used in the semiconductor manufacturing process.   The Company’s results in recent fiscal years were adversely affected by significant increases in the price of gold.   The Company is restructuring certain manufacturing processes to use copper instead of gold in its products.  Although the Company resists attempts by suppliers to increase prices, there can be no assurance that the Company’s margins will not be impacted in fiscal year 2012 or other future periods as a result of a shortage of capacity, changes in commodity prices, or price increases in assembly or other services. Because at various times the capacity of either wafer producers or assemblers can been limited, the Company may be unable to satisfy the demand of its customers, or may have to accept price increases or other compensation arrangements that increase its operating expenses and erode its margins.  The Company’s results may also be materially affected adversely if fails to execute successfully the transition from gold to copper in certain of its products.

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

Business Process Re-Engineering Project — In an attempt to introduce greater efficiencies in its supply chain and its overall business the Company has been engaged in a significant business process re-engineering project (“BPRE”) over the last two years.   As part of BPRE, the Company will be conducting most of its future purchases and sales through a Hong Kong branch of a foreign subsidiary.   BPRE involves changes to the Company’s order and purchase flow, changes to its enterprise software system, changes to accounting and finance processes, and numerous other matters.  BPRE was implemented on April 14, 2011.  If the Company is unable to produce, sell and deliver goods as a result of a failure to implement BPRE effectively, the Company’s revenues and profitability could be adversely affected materially.   The Company’s results may also be negatively affected if BPRE does not produce its expected benefits.  The accuracy of the Company’s financial statements will also depend on the accuracy of the data produced from the BPRE implementation.  As a result of BPRE the Company anticipates that much of its future cash generation and accumulation will occur outside the United States.   Under current regulations, there is additional taxation associated with repatriating such funds to the United States.   If the Company lacks sufficient funds located in the United States, BPRE may negatively affect its ability to fund the businesses located in the United States.

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

Strategic Business Acquisitions — The Company has made strategic acquisitions of or investments in complementary businesses, products and technologies in the past, including the OASIS acquisition in 2005, the Symwave acquisition in 2010 and several smaller transactions in fiscal year 2010 and 2011, and expects to continue to pursue such acquisitions in the future as business conditions warrant. Business acquisitions and investments can involve numerous risks, including: unanticipated costs and expenses; risks associated with entering new markets in which the Company has little or no prior experience; diversion of management’s attention from its existing businesses; potential loss of key employees, particularly those of the acquired business; differences between the culture of the acquired company and the Company, difficulties in integrating the new business into the Company’s existing businesses; potential dilution of future earnings; and future impairment and write-offs of the investment, purchased goodwill, other intangible assets and fixed assets due to unforeseen events and circumstances. The company wrote off approximately $52 million worth of goodwill in connection with the OASIS acquisition in fiscal year 2009, and incurred impairment losses of $6.7 million in connection with the Symwave acquisition in fiscal 2011. Although the Company believes it has managed the OASIS and Symwave acquisitions well to date, there is no guarantee that the OASIS, Symwave or other acquisitions in the future will produce the benefits intended. Future acquisitions also could cause the Company to incur debt or contingent liabilities or cause the Company to issue equity securities that could negatively impact the ownership percentages of existing shareholders.

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

The Company’s management does not expect that its system of internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must recognize that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving the Company have been, or will be, detected. These inherent limitations include faulty judgments in decision-making and breakdowns that may occur because of simple error or mistake.  Many of the Company’s operations are located overseas, where the personnel need to be trained on United States legal and financial regulations, and may be used to conducting business under different standards and regulations. Controls can also be circumvented by individual acts, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and the Company cannot provide assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. In addition, because of the Company’s revenue recognition policies, the accuracy of the Company’s financial statements is dependent on data received from third party distributors, and will also be dependent on the accuracy of data from the BPRE implementation.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Although the Company’s management has concluded that its system of internal controls over financial reporting was effective as of February 28, 2011, there can be no assurance that the Company or its independent registered public accounting firm will not identify a material weakness in the system of internal controls over financial reporting in the future. A material weakness in the Company’s system of internal controls over financial reporting would require management and/or the Company’s independent registered public accounting firm to evaluate the Company’s system of internal controls as ineffective. This in turn could lead to a loss of public confidence, which could adversely affect the Company’s business and the price of its common stock.

Corporate Governance  — In recent years, the NASDAQ Global Select Market, on which the Company’s common stock is listed, has adopted comprehensive rules and regulations relating to corporate governance.  The United States government in 2010 also passed legislation concerning numerous governance matters for which the implementing regulations have not yet been adopted. These laws, rules and regulations have increased, and may continue to increase, the scope, complexity and cost of the Company’s corporate governance, reporting and disclosure practices. Failure to comply with these rules and regulations could adversely affect the Company, and in a worst case, result in the delisting of its stock. As a result of these rules, the Company’s board members, Chief Executive Officer, Chief Financial Officer and other corporate officers could also face increased risks of personal liability in connection with the performance of their duties. As a result, the Company may have difficulty attracting and retaining qualified board members and officers, which would adversely affect its business. Further, these developments could affect the Company’s ability to secure desired levels of directors’ and officers’ liability insurance, requiring the Company to accept reduced insurance coverage or to incur substantially higher costs to obtain coverage.

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

Item 2. — Properties

SMSC’s headquarters facility is located in Hauppauge, New York, where it owns a 200,000 square foot building via an arrangement with the Suffolk County Industrial Development Agency and conducts research, development, warehousing, shipping, marketing, selling and administrative activities.

In addition, the Company maintains material office space in leased facilities as follows:

Location	Activities	Approximate Square Footage	Lease Expiration
Austin, Texas	Engineering, Logistics, Marketing & Sales	63,138	June 2019
Karlsruhe, Germany	Engineering, Logistics, Marketing & Sales	43,056	June 2013
Phoenix, Arizona	Engineering & Marketing	17,227	March 2013
Tucson, Arizona	Engineering & Marketing	16,000	July 2020
Chennai, India	Engineering	13,913	May 2019
Shenzhen, China	Engineering	13,340	May 2011
Pforzheim, Germany	Engineering	9,903	December 2013
Sofia, Bulgaria	Engineering	7,388	March 2015
Hong Kong	Logistics & Sales	6,862	April 2013
Tokyo, Japan	Engineering, Logistics, Marketing & Sales	6,396	February 2013
Taipei, Taiwan	Logistics, Marketing & Sales	5,900	April 2012
Ottawa, Canada	Engineering	5,706	March 2011
Amsterdam, The Netherlands	Engineering	4,230	October 2012

The table above does not include those leased facilities which are below 4,000 square feet and are not strategically significant.

The Company believes that all of its facilities are in good condition, adequate for intended use and sufficient for its immediate needs. The Company currently expects to either renew existing leases or identify suitable alternative leased space for all leases expiring in fiscal 2012. It is not certain whether the Company will negotiate new leases on its other facilities as such leases expire in fiscal 2013 and beyond. Such determinations will be made as those leases approach expiration and will be based on an assessment of requirements and market conditions at that time. Further, management believes that additional space can be readily obtained, if necessary, based on prior experience and current and expected real estate market conditions.

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

On October 18, 2010, AFTG-TG, L.L.C. and Phillip M. Adams & Associates, L.L.C. (collectively, "Adams") filed a lawsuit in the United States District Court for the District of Wyoming (“District Court”) against the Company and other semiconductor companies. Adams' Complaint alleges that the Company's products infringe twelve patents related to floppy disk controllers and that the Company misappropriated trade secrets related to detecting computer-related defects. The Complaint seeks unspecified damages (including treble damages for willful infringement and disgorgement of profits), attorneys’ fees and injunctive relief. On December 3, 2010, the Company filed a Motion to Dismiss for failure to state a claim upon which relief may be granted or, in the alternative, for improper joinder. On March 17, 2011, the District Court granted the Company's motion in part, ruling that Adams' complaint failed to meet the minimum pleading requirements to sustain a claim against the Company.   The District Court further ruled that it would dismiss Adams' complaint unless Adams files an amended complaint by March 31, 2011.  Adams did not file an amended complaint; instead on March 31, 2011, Adams filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. The Company intends to vigorously contest the appeal.  On April 11, 2011, the District Court dismissed Adams’ complaint against SMSC without prejudice.

Item 4. — Reserved and Removed

PART II

Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is traded in the over-the-counter market under the NASDAQ symbol SMSC. Trading is reported in the NASDAQ Global Select Market. There were approximately 844 holders of record of the Company’s common stock at February 28, 2011.

The following table sets forth the high and low trading prices, for the periods indicated, for SMSC’s common stock as reported by the NASDAQ Global Select Market:

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter	$27.85	$19.67	$19.65	$13.47
Second Quarter	$25.55	$17.80	$25.07	$17.77
Third Quarter	$27.39	$18.31	$25.12	$18.15
Fourth Quarter	$30.40	$23.33	$24.02	$18.59

Dividend Policy

The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has never paid a cash dividend and does not currently expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the caption “Equity Compensation Plan Information,” appearing in the 2011 Proxy Statement related to the 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”), is hereby incorporated by reference. For additional information on the Company’s stock-based compensation plans, refer to Part IV Item 15(a)(1) — Financial Statements — Note 13.

Common Stock Repurchase Program

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. The Board of Directors authorized the repurchase of additional shares in one million share increments in July 2000, July 2002, November 2007 and April 2008, bringing the total authorized repurchases to five million shares as of February 28, 2011. As of February 28, 2011, the Company has repurchased approximately 4.5 million shares of its common stock at a cost of $101.4 million under this program, including 1,084,089 shares repurchased at a cost of $28.5 million in fiscal 2009. There was no share repurchase activity in fiscal 2010 and fiscal 2011.

The Company withheld 4,217 and 8,384 shares at a cost of $0.1 million and $0.2 million in the three and twelve month periods ended February 28, 2011, respectively, as part of an ongoing program to fund employee tax withholdings required on restricted shares vesting each period.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for the five fiscal years ended February 28, 2011. The graph and table assume that $100 was invested on February 28, 2006 (the last day of trading for the fiscal year ended February 28, 2006) in each of our common stock, the NASDAQ Composite Index and the Philadelphia Semiconductor Index, and that all dividends were reinvested.

As of February 28 or 29,	2006	2007	2008	2009	2010	2011
Standard Microsystems Corporation	$100.00	$87.85	$90.13	$47.88	$60.02	$81.58
NASDAQ Composite	$100.00	$108.48	$103.18	$62.93	$102.40	$127.84
Philadelphia Semiconductor	$100.00	$97.64	$91.28	$53.06	$88.87	$112.87

Item 6. — Selected Financial Data

Standard Microsystems Corporation and Subsidiaries
SELECTED FINANCIAL DATA

As of February 28 or 29, and for the Fiscal Years Then Ended	2011	2010	2009	2008	2007

	(in thousands, except per share date)
Product sales	$407,396	$307,068	$316,383	$365,671	$359,010
Intellectual property and other revenues	2,083	710	9,113	12,178	11,584
Total sales and revenues	409,479	307,778	325,496	377,849	370,594
Costs of goods sold	194,585	154,872	163,861	186,024	198,197
Gross profit	214,894	152,906	161,635	191,825	172,397
Research and development	96,370	77,702	74,169	71,660	66,585
Selling, general and administrative	100,661	85,049	88,123	82,517	75,485
Acquisition termination fee gain	(7,700)	—	—	—	—
Restructuring charges	4,703	2,123	5,197	—	—
Impairment of goodwill	—	—	52,300	—	—
Impairment loss on equity investment (Symwave)	3,208	—	—	—	—
Gain on equity investment (Canesta)	(320)	—	—	—	—
Revaluation of contingent acquisition liabilities	(4,206)	—	—	—	—
Impairment losses on intangible assets (Symwave)	3,531	—	—	—	—
Settlement charge	—	2,019	—	—	—
Income (loss) from operations	18,647	(13,987)	(58,154)	37,648	30,327
Other income, net	258	304	7,556	5,690	4,950
Net income (loss)	$10,627	$(7,978)	$(49,409)	$32,906	$27,015
Diluted net income (loss) per share	$0.46	$(0.36)	$(2.22)	$1.39	$1.16
Diluted weighted average common shares outstanding	23,108	22,133	22,232	23,623	23,259
Balance Sheet and Other Data:
Cash, cash equivalents and short-term investments	$170,387	$139,641	$97,156	$61,641	$160,023
Long-term investments	$29,490	$42,957	$69,223	$124,469	$—
Working capital	$205,739	$171,337	$145,886	$118,849	$212,226
Total assets	$539,092	$479,336	$429,686	$539,476	$493,639
Long-term obligations	$21,869	$22,944	$15,625	$15,992	$16,850
Shareholders’ equity	$396,907	$361,888	$348,808	$436,089	$391,942
Book value per common share	$17.27	$16.16	$15.91	$19.14	$17.14
Capital expenditures	$12,396	$8,616	$17,883	$13,263	$26,995
Depreciation and amortization	$25,518	$25,354	$22,346	$20,370	$19,316

This selected financial data should be read in conjunction with the financial statements as set forth in Part IV Item 15(a)(1) — Financial Statements and Part II. Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The operating results presented above reflect:

•
An acquisition termination fee gain of $7.7 million in fiscal 2011 related to the termination of the Conexant Master Purchase Agreement and a gain on revaluation of contingent acquisition liabilities of $4.2 million based upon the likelihood of not achieving goals.

•	Charges of $6.7 million in fiscal 2011 for the impairment losses related to the Symwave acquisition, as more fully described in Part IV Item 15(a)(1) — Financial Statements — Note 6.

•	Restructuring charges of $4.7, $2.1 and $5.2 million in fiscal 2011, 2010 and 2009, respectively, as more fully described in Part IV Item 15(a)(1) — Financial Statements — Note 12.

•
A credit to costs of goods sold of approximately $1.0 million recorded in the fourth quarter of fiscal 2010 for the reduction of accounts payable related to inventory received not invoiced to correct an error from prior periods, as more fully described in Part IV Item 15 (a)(1) — Financial Statements — Note 2.

•
A charge of $2.0 million in settlement of the OPTi, Inc. patent infringement lawsuit against the Company recognized in fiscal 2010, as more fully described in Part IV Item 15(a)(1) — Financial Statements — Note 15.

•	A charge of $52.3 million in fiscal 2009 for the impairment of goodwill related to the OASIS acquisition, as more fully described in Part IV Item 15(a)(1) — Financial Statements — Note 6.

•
The receipts of $9.0 million, $12.0 million and $11.3 million of certain intellectual property payments in fiscal 2009, 2008 and 2007, respectively, as more fully described in Part IV Item 15(a)(1) — Financial Statements — Note 11.

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

Item 7. — Management’s Discussion and Analysis of Financial Conditions and Results of Operations

GENERAL

The following discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes, included in Part IV Item 15(a)(1) — Financial Statements , of this Annual Report on Form 10-K for the fiscal year ended February 28, 2011 (the “Report” or “10-K”).

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

Inventories

The Company’s inventories are comprised of complex, high technology products that may be subject to rapid technological obsolescence and which are sold in a highly competitive industry. Inventories are valued at the lower of cost (first-in, first-out) or market, and are reviewed at least quarterly for product obsolescence, excess balances and other indications of impairment in value, based upon assumptions of future demand and market conditions. When it is determined that specific inventory is stated at a higher value than that which can be recovered, the Company writes this inventory down to its estimated realizable value with a charge to costs of goods sold. While the Company endeavors to appropriately forecast customer demand and stock commensurate levels of inventory, unanticipated inventory write-downs may be required in future periods relating to inventory on hand as of any reported balance sheet date.

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

Stock-Based Compensation

The Company has several stock-based compensation plans in effect under which incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), employee stock purchase plan shares  and stock appreciation rights (“SARs”) have been granted to employees and directors. Stock options and SARs are granted with exercise prices equal to the fair value of the underlying shares on the date of grant. New shares of common stock are issued in settling stock option exercises and restricted stock awards.

The Black-Scholes option pricing model is used for estimating the fair value of options and SARs granted and corresponding compensation expense to be recognized. The Black-Scholes model requires certain assumptions, judgments and estimates by the Company to determine fair value, including expected stock price volatility, risk-free interest rate and expected term. The Company based the expected volatility on historical volatility. Beginning in the first quarter of fiscal 2010, the expected term of each individual SARs award is assumed to be the midpoint of the remaining term through expiration as of any remeasurement date. Prior to that, the Company based expected term of SARs on an actuarial model. Share-based compensation amounts related to RSAs and RSUs are calculated based on the market price of the Company’s common stock on the date of grant. There were no dividends expected to be paid on the Company’s common stock over the expected lives estimated.

Business Combinations

The Company accounts for business combinations under the purchase method and allocates total purchase price for acquired businesses to the tangible and identified intangible assets acquired and liabilities assumed, based on estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair values assigned to tangible and identified intangible assets acquired and liabilities assumed are based on management estimates and assumptions that utilize established valuation techniques appropriate for the semiconductor industry and each acquired business consistent with market participant assumptions. A liability for contingent consideration, if applicable, is recorded at fair value as of the acquisition date. In determining the fair value of such contingent consideration, management estimates the amount to be paid based on probable outcomes and expectations of financial performance of the related acquired business. The fair value of contingent consideration is reassessed quarterly, with any change in expected value charged to results of operations.

Investments in Equity Securities

Investments in equity securities representing less than a controlling interest are carried at cost, unless facts and circumstances indicate that either (i) the Company has significant influence over the operations of the investment and therefore accounts for the investment under the equity method or (ii) consolidation of the related business is warranted, as may be the case if such were deemed to be a variable interest entity. The cost of such investments is reflected in the Investments in equity securities caption of the Company's consolidated balance sheets, and are periodically reviewed for indications of impairment in value. The cost basis of any investment for which potential indications of impairment exist that were deemed other than temporary would be reduced accordingly, with a charge to results of operations.

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

Valuation of Long-Lived Assets

Long-lived assets, including property, plant and equipment, and definite-lived intangible assets, are monitored and reviewed for impairment in value whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of the related asset and its eventual disposition. The estimated cash flows are based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to factors such as technological changes, economic conditions, and changes in the Company’s business model or operating performance. If at the time of such evaluation the sum of expected undiscounted cash flows (excluding interest) is below the carrying value, an impairment loss is recognized, which is measured as the amount by which the carrying value exceeds the fair value of the asset as determined by market participant assumptions. Indefinite-lived intangible assets are also reviewed annually for potential impairment. As of February 28, 2011, the Company had $5.7 million of trademarks associated with its automotive reporting unit and $0.7 million of trade names associated with its wireless audio reporting unit which were evaluated and deemed recoverable as part of the assessment of related goodwill.

During the fourth quarter of fiscal 2011 the Company lost its primary customer in its storage solutions business. As a result, the Company initiated a plan to reduce costs and investments in this business. In connection with this action, the Company incurred an impairment loss of $3.5 million, primarily for certain indefinite-lived purchased technologies acquired as part of this business.

Goodwill is tested for impairment in value annually, as well as when events or circumstances indicate possible impairment in value. The Company performs an annual goodwill impairment review during the fourth quarter of each fiscal year. The Company completed its most recent annual goodwill impairment review during the fourth quarter of fiscal 2011. In accordance with ASC Topic 350, “ Intangibles — Goodwill and Other” (“ASC 350”), we compared the carrying value of each of our reporting units to their estimated fair value. For purposes of ASC 350 testing, the Company has three reporting units: the automotive reporting unit, the wireless audio reporting unit and the analog/mixed signal reporting unit.

The Company considered both the market and income approaches in determining the estimated fair value of the reporting units, specifically the market multiple methodology and discounted cash flow methodology. The market multiple methodology involved the utilization of various revenue and cash flow measures at appropriate risk-adjusted multiples. Multiples were determined through an analysis of certain publicly traded companies that were selected on the basis of operational and economic similarity with the business operations. Provided these companies meet these criteria, they can be considered comparable from an investment standpoint even if the exact business operations and/or characteristics of the entities are not the same. Revenue and earnings before interest, taxes, depreciation andamortization (“EBITDA”) multiples were calculated for the comparable companies based on market data and published financial reports. A comparative analysis between the Company and the public companies deemed to be comparable formed the basis for the selection of appropriate risk-adjusted multiples for the Company. The comparative analysis incorporates both quantitative and qualitative risk factors which relate to, among other things, the nature of the industry in which the Company and other comparable companies are engaged. In the discounted cash flow methodology, long-term projections prepared by the Company were utilized. The cash flows projected were analyzed on a “debt-free” basis (before cash payments to equity and interest bearing debt investors) in order to develop an enterprise value. A provision, based on these projections, for the value of the Company at the end of the forecast period, or terminal value, was also made. The present value of the cash flows and the terminal value were determined using a risk-adjusted rate of return, or “discount rate.”

Upon completion of the fiscal 2011 and 2010 assessment, it was determined that the estimated fair values of all reporting units exceeded their respective carrying value, therefore no impairment in value was identified.

In fiscal 2009 the Company recorded an impairment charge of $52.3 million relating to its automotive reporting unit, comprised principally of the portions of the business relating to the OASIS acquisition. The primary factors contributing to this impairment charge were: the economic downturn, which caused a decline in the automotive market; an increase in the implied discount rate due to higher risk premiums; and, the decline in the Company’s market capitalization. Refer to Part IV Item 15(a)(i) — Financial Statements — Note 6 for additional information on the computation of the goodwill impairment charge.

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

The Company regularly evaluates the realizability of its deferred tax assets by assessing its taxable temporary differences, its historical results, its forecasts of future taxable income and reviewing available tax planning strategies that could be implemented to realize the deferred tax assets. At February 28, 2011, the Company had $53.0 million of deferred tax assets, a valuation allowance of $8.0 million and $12.9 million of deferred tax liabilities. The Company’s ability to utilize its deferred tax assets and the continuing need for related valuation allowances are monitored on an ongoing basis.

The Company applies ASC 740 in the accounting for uncertainty in income taxes recognized in its financial statements. ASC 740 requires that all tax positions be evaluated using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both.  The Company believes that its accruals for uncertain tax positions are adequate for all open audit years based on its assessment of many factors including past experience and interpretation of tax law.  To the extent that new information becomes available which causes the company to change its judgment about the adequacy of its accruals for uncertain tax positions, such changes will impact income tax expense in the period such determination is made.

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

RESULTS OF OPERATIONS

Business Outlook

Our future results of operations and other matters comprising the subject of forward-looking statements contained in this Form 10-K, included within this MD&A, involve a number of risks and uncertainties — in particular, current economic uncertainty, including tight credit markets, as well as future economic conditions; our goals and strategies; new product introductions; plans to cultivate new businesses; divestitures, acquisitions or investments; revenue; pricing; gross margin and costs; capital spending; depreciation; R&D expense levels; selling, general and administrative expense levels; potential impairment of investments; our effective tax rate; pending legal proceedings; and other operating parameters. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ materially from our expectations. See the risks described in Part I — Item 1.A. — Risk Factors .

The Company achieved record revenue levels in fiscal 2011 of $409.5 million and saw strength in all end markets, particularly in the automotive end market. For fiscal 2012, we expect that the PC market will continue to improve modestly, with stronger growth in the automotive, consumer and industrial end markets. Design win activity remains healthy.

Fiscal Year Ended February 28, 2011 Compared to Fiscal Year Ended February 28, 2010

Overview

Sales and revenues, gross profit on sales and revenue, income (loss) from operations, and net income (loss) for fiscal 2011 and 2010 were as follows (in thousands):

	2011	2010	Inc./Dec. $	Inc./Dec. %
Sales and revenues	$409,479	$307,778	$101,701	33.0%
Gross profit	$214,894	$152,906	$61,988	40.6%
Gross profit as percentage of sales and revenues	52.5%	49.7%
Operating income (loss)	$18,647	$(13,987)	$32,634	N/M	*
Operating income (loss) as percentage of sales and revenues	4.6%	(4.5%)
Net income (loss)	$10,627	$(7,978)	$18,605	N/M	*
  *N/M – Not meaningful

The Company achieved record sales and revenue levels in fiscal 2011.  Overall improvements in global demand for goods that incorporate the Company’s products resulted in gains across all end markets. The Company acquired Symwave and STS in fiscal 2011 contributing to the sales and revenue improvement.  Symwave is a fabless supplier of high-performance analog/mixed-signal connectivity solutions. STS is a fabless designer of plug-and-play wireless solutions for consumer audio streaming applications providing a robust, low latency low power digital audio baseband processor and integrated module solutions which are highly complementary to SMSC's Kleer wireless audio products.

Gross profit and operating income benefited from the rise in sales and revenue by leveraging production overhead and fixed costs; this was partially offset by stock compensation expense increases. Restructuring actions taken in the first quarter of fiscal 2010 to lower supply chain costs also contributed to the gross profit improvement. Operating income also improved due to an acquisition termination fee gain and income related to the revaluation of contingent consideration of certain acquisitions. In addition, the Company announced restructuring actions in the fourth quarter of fiscal 2011 to reduce its investment in storage solutions and converge wireless technology roadmaps associated with the STS and Kleer acquisitions.  These actions resulted in impairments and write-downs of certain long-lived assets acquired in the Symwave acquisition as well as severance costs.

The Company’s stock compensation expense is sensitive to changes in the common stock market price.  While all of the Company’s stock-based compensation instruments are affected by market price changes, the Company’s Stock Appreciation Rights (“SARs”) have the most significant impact on the results of operations because as liability-based awards they are marked to market each reporting period with the resulting change in value charged to operating income.

The following table summarizes the stock-based compensation expense for stock options, restricted stock awards, restricted stock units, employee stock purchase plan shares and stock appreciation rights included in results of operations (in thousands):

	Fiscal 2011	Fiscal 2010
Costs of goods sold	$2,710	$1,629
Research and development	6,919	4,571
Selling, general and administrative	14,574	9,770
Stock-based compensation before income tax benefit	$24,203	$15,970

The amounts above exclude $2.0 million and $1.9 million of expense related to the 401K match issued in stock in fiscal 2011 and 2010, respectively.

Net income increased primarily due to the rise in operating income as referred to previously. Net income was also impacted by an increase in the effective tax rate.

Sales and Revenues

Sales and revenues by end market for fiscal 2011 and 2010 were as follows (in thousands):

	2011	2010	Inc./Dec. $	Inc./Dec. %
PCs	$151,595	$124,971	$26,624	21.3%
Consumer electronics	$110,265	$80,767	$29,498	36.5%
Industrial & other	$72,816	$51,749	$21,067	40.7%
Automotive	$74,803	$50,291	$24,512	48.7%
Total	$409,479	$307,778	$101,701	33.0%

Sales and revenues increased primarily due to improvements in global demand for goods that incorporate the Company’s products, in each of our end markets (PC, Automotive, Consumer and Industrial). In addition, wireless product sales increased due to the acquisitions of Kleer and STS. The acquisition of Symwave on November 12, 2010 contributed $7.4 million to the year over year improvement.

Gross profit, operating expenses and income (loss) from operations for fiscal 2011 and 2010 were as follows (in thousands) :

For the Fiscal Years Ended February 28,	2011	2010	Inc./Dec. $	Inc./Dec. %
Gross profit on sales and revenues	$214,894	$152,906	$61,988	40.5%
Gross profit as percentage of sales and revenues	52.5%	49.7%
Operating expenses:
Research and development	$96,370	$77,702	$18,688	24.0%
Selling, general and administrative	100,661	85,049	15,612	18.4%
Acquisition termination fee gain	(7,700)	—	(7,700)	N/M	*
Restructuring charges	4,703	2,123	2,580	N/M	*
Impairment loss on equity investment in Symwave	3,208	—	3,208	N/M	*
Gain on equity investment in Canesta	(320)	—	(320)	N/M	*
Revaluation of contingent acquisition liabilities	(4,206)	—	(4,206)	N/M	*
Impairment loss on Symwave intangible assets	3,531	—	3,531	N/M	*
Settlement charge	—	2,019	(2,019)	N/M	*

Income (loss) from operations	$18,647	$(13,987)	$32,634	N/M	*
*N/M – Not meaningful

Gross Profit

The increase in gross profit as a percentage of sales and revenues was primarily due to increased sales and production levels, which reduced unabsorbed manufacturing overhead costs compared to the prior year, significant reductions in supply chain costs and structural changes in the Company’s supply and logistics chain, most notably the outsourcing of a significant portion of product test activities implemented in the third quarter of fiscal 2010. The impact of these reduced costs in the current fiscal year was partially offset by the write-off of $2.2 million in inventory related to the Company’s storage solutions business, as well as the increase of $1.1 million in stock compensation charges mainly associated with the SARs.

Research and Development Expenses

The increase in R&D costs was primarily due to the increase in engineering headcount and related compensation of $8.9 million associated with the acquisitions of Tallika, K2L and Kleer in the prior fiscal year and STS and Symwave in the current fiscal year. Other increases include depreciation expense of $2.4 million primarily due to the purchase of system design tools and $2.3 million relating to stock-based compensation charges associated with SARs, as mentioned previously.

The Company intends to continue its efforts to develop innovative new products and technologies, and believes that an ongoing commitment to R&D is essential in order to maintain product leadership and compete effectively. Therefore, the Company expects to continue to make significant R&D investments in the future.

Selling, General and Administrative (“SG&A”)

The increase in SG&A expenses is mainly due to an increase of $5.4 million in accounting and legal fees as part of the effort to acquire Conexant Systems, Inc. (“Conexant”), including financial advisor termination fees, $4.8 million in stock-based compensation charges associated with SARs, as mentioned previously, and an increase of $1.5 million in depreciation and amortization.

Acquisition Termination Fee Gain

On January 9, 2011, the Company and  Conexant entered into an Agreement and Plan of Merger (“Merger Agreement”). The agreement was terminated by Conexant pursuant to the terms and conditions specified in the Merger Agreement on February 23, 2011.  As a result, Conexant paid SMSC a termination fee of $7.7 million.

Restructuring Charges

Restructuring charges for fiscal 2011 and 2010 were as follows (in thousands):

For the fiscal year ended February 28,	2011	2010

Employee Severance and Benefits Charges	$3,659	$1,715
Asset Impairment Charges	1,044	408
	$4,703	$2,123

During the fourth quarter of fiscal 2011 the Company initiated a plan to reduce costs and investments in certain businesses.  As a result, approximately 80 positions worldwide, including approximately 50 positions at its subsidiary in Shenzhen China, were eliminated as part of the plan to substantially reduce investment in storage solutions acquired as part of the Symwave acquisition.  The remaining positions eliminated consisted of certain positions in its subsidiary in Canada as part of its plan to converge the wireless audio products roadmap from the Kleer and STS acquisitions and to rationalize worldwide resources working on wireless audio products, and certain engineering and administrative positions. Costs incurred as result of this action will result in cash payments for employee severance and benefits of $3.5 million to be made in the first quarter of fiscal year 2012. The Company expects these cost reduction activities to be completed during the first quarter of fiscal year 2012.

In the second quarter of fiscal 2011, the Company initiated a restructuring plan for severance and termination benefits for 9 employees. A charge of  $0.3 million was incurred in fiscal 2011 for severance and termination relating to this restructuring plan. The Company expects the payments on these obligations to be completed in the third quarter of fiscal year 2012.

During fiscal 2010, the Company initiated restructuring plans to reduce its workforce by sixty-four employees in connection with the relocation of certain of its test floor activities from Hauppauge, New York to third party offshore facilities (Sigurd Microelectronics Corporation) in Taiwan and another 5 employees in the fourth quarter. A charge of  $0.8 million was incurred in fiscal 2011 for severance and termination relating to this restructuring plan.

Settlement Charge

A charge of $2.0 million in settlement of the OPTi, Inc. patent infringement lawsuit against the Company was recognized in fiscal 2010. Refer to Part IV Item 15(a)(i) — Financial Statements — Note 15 — Commitments and Contingencies for additional information relating to the OPTi, Inc. matter.

Revaluation of Contingent Acquisition Liabilities

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisitions of Symwave, STS, Kleer and K2L. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income. Due to reductions in estimated future operating results of Symwave, Kleer and STS, a gain of $4.2 million was recorded in fiscal 2011. The Company expects to make no contingent consideration payments related to these acquisitions. The revaluation of the Symwave contingent consideration accounted for $3.1 million of this gain, partially offset by an increase in K2L contingent consideration of $0.9 million.

Gain on Equity Investment in Canesta

During fiscal 2010, SMSC invested $2.0 in Canesta. Canesta entered into an Asset Purchase Agreement with Microsoft, pursuant to which Microsoft acquired substantially all of the assets of Canesta. On November 30, 2010, SMSC received $2.2 million in cash from Canesta and another $0.1 million on January 27, 2011 pursuant to its Asset Purchase Agreement with Microsoft (approximately $0.7 million in additional distributions will be held in escrow for 12 months until all of the obligations of Canesta have been satisfied). As a result, the Company recorded a gain of $0.3 million.

Impairment Loss on Equity Investment in Symwave

On November 12, 2010 SMSC completed the acquisition of Symwave, Inc. (“Symwave”).  SMSC had invested $5.2 million (“Initial Investment”) in Symwave shares in fiscal 2010. At acquisition, the Initial Investment was reduced to its fair value of $2.0 million and an impairment loss of $3.2 million was recorded within income from operations in accordance with U.S. GAAP.

Impairment Loss on Symwave Intangible Assets

During the fourth quarter of fiscal 2011 the Company initiated a plan to reduce costs and investments in the storage solutions business acquired as part of the Symwave acquisition. In connection with this action, the Company incurred an impairment loss of $3.5 million, primarily for certain indefinite-lived technology intangibles acquired.

Interest and Other (Expense) Income

Interest and other income (expense) for fiscal 2011 and 2010 were as follows (in thousands) :

For the Fiscal Years Ended February 28,	2011	2010	Inc./Dec. $	Inc./Dec.%
Interest income	$659	$981	$(322)	(32.8%)
Interest expense	(153)	(163)	10	(6.1%)
Other expense, net	(248)	(514)	266	(51.8%)
	$258	$304	$(46)	(15.1%)

The decrease in interest income is primarily the result of a decrease in the Company’s overall investment in auction rate securities, as the Company continues to liquidate its positions as opportunities arise in response to market conditions and an overall reduction in interest rates. The Company is currently investing in money market funds, and certain high quality fixed income securities with a double AA rating or better and ample market liquidity.

Other expenses, net primarily consist of unrealized foreign exchange gains and losses on U.S. dollar denominated assets and liabilities held by the Company’s foreign subsidiaries.

Provision for Income Taxes

Provision for (benefit from) income taxes and net income (loss) for fiscal 2011 and 2010 were as follows (in thousands) :

For the Fiscal Years Ended February 28,	2011	2010	Inc./Dec.
	(in thousands)
Income (loss) before income taxes	$18,905	$(13,683)	$32,588

Provision for (benefit from) income taxes	8,278	(5,705)	13,983
Provision for (benefit from) income taxes as percentage of income (loss) before income taxes	43.8%	41.7%
Net income (loss)	$10,627	$(7,978)	$18,605

The Company’s effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses, and the impact of tax-exempt income and various income tax credits.

The provision for income taxes included the impact of $2.3 million from income tax credits and incentives (including $0.2 million relating to U.S. federal research and development credits attributable to the prior fiscal year), $0.2 million from tax exempt income, a $1.4 million incremental tax from differences between foreign and U.S. income tax rates,  $4.1 million of foreign losses not benefited in the provision, and a reversal of unrecognized tax benefits of $2.1 million.

The benefit from income taxes for fiscal 2010 included the impact of $1.3 million from income tax credits and incentives, $0.2 million from tax exempt income, a $0.9 million incremental tax from differences between foreign and U.S. income tax rates, and a reversal of unrecognized tax benefits of $1.0 million.

Fiscal Year Ended February 28, 2010 Compared to Fiscal Year Ended February 28, 2009

Sales and Revenues

Sales and revenues by end market for fiscal 2010 and 2009 were as follows (in thousands):

	2010	2009	Inc./Dec. $	Inc./Dec. %
PCs	$124,971	$123,312	$1,659	1.3%)
Consumer electronics	$80,767	$84,072	$(3,305)	(3.9%)
Industrial & other	$51,749	$64,990	$(13,241)	(20.4%)
Automotive	$50,291	$53,122	$(2,831)	(5.3%)
Total	$307,778	$325,496	$(17,718)	(28.3%)

The decrease in sales and revenues overall was primarily due to substantial decreases in shipping volumes, particularly in the commercial PC, industrial and automotive markets as a result of the global economic downturn beginning in the fourth quarter of fiscal 2009 and continuing into the first half of fiscal 2010, as well as the reduction in intellectual property revenues from Intel Corporation of $9.0 million for the year, pursuant to its agreement with SMSC which ceased with receipt of the final payment in the third quarter of fiscal 2009.

Gross Profit

Gross profit, operating expenses and income (loss) from operations for fiscal 2010 and 2009 were as follows (in thousands) :

For the Fiscal Years Ended February 28,	2010	2009	Inc./Dec. $	Inc./Dec. %
Gross profit on sales and revenues	$152,906	$161,635	$(8,729)	(5.4%)
Gross profit as percentage of sales and revenues	49.7%	49.7%
Operating expenses:
Research and development	$77,702	$74,169	$3,533	4.8%
Selling, general and administrative	85,049	88,123	(3,057)	(3.5%)
Restructuring charges	2,123	5,197	(3,074)	(59.2%)
Impairment of goodwill	—	52,300	(52,300)	N/M *
Settlement charge	2,019	—	2,019	N/M *
(Loss) income from operations	$(13,987)	$(58,154)	$44,167	(75.9%)
  *N/M – Not meaningful

Gross profit as a percentage of sales and revenues remained flat in fiscal 2010 compared to fiscal 2009. The Company gained the benefit of significant reductions in supply chain costs, which offset significant unabsorbed manufacturing costs due to lower sales volumes in the first half of the year and the reduction of $9.0 million in intellectual property revenues previously explained above. Additionally, gross profit in fiscal 2010 was impacted by a charge to costs of goods sold of $3.9 million for accelerated depreciation on test equipment associated with the transition of test center operations to Taiwan, partially offset by a credit of $1.0 million for the reduction of accounts payable related to an unreconciled amount within inventory received but not invoiced to correct a cumulative error from prior periods.

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

Research and Development Expenses

Increases in headcount and compensation costs associated with the acquisition of Tallika, which added approximately 50 engineers to the Company, several new investments in design automation tools and intellectual property to be used for new product development, as well as the increase in stock-based compensation charges pursuant to ASC 718 accounted for most of the R&D increase for the period. Net charges of $4.6 million relating to stock-based compensation pursuant to ASC 718 are included in fiscal 2010, compared to $3.6 million in charges related to stock-based compensation in fiscal 2009.

Selling, General and Administrative Expenses

SG&A expenses decreased primarily due to decreased headcount and other infrastructure costs including executive transition costs related to the replacement of both the Chief Executive Officer and Chief Financial Officer in fiscal 2009, partially offset by an increase in stock-based compensation charges. Net charges of $9.8 million relating to stock-based compensation pursuant to ASC 718 are included in fiscal 2010, compared to $7.9 million in charges related to stock-based compensation in fiscal 2009.

Restructuring Charges

Restructuring charges of $2.1 million were incurred in fiscal 2010, primarily relating to a restructuring plan initiated in the second quarter in connection with the transition of test center operations to Taiwan, primarily for stay bonus and severance obligations for certain Hauppauge test center employees. In addition, the Company initiated a restructuring plan in the fourth quarter of fiscal 2010 for severance and termination benefits for 5 full-time employees.

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

Interest and Other (Expense) Income

The decrease in interest income in fiscal 2010 is primarily the result of a decrease in the Company’s overall investment in auction rate securities, as the Company continues to liquidate its positions as opportunities arise in response to market conditions and an overall reduction in interest rates. The Company is currently investing in money market funds, and certain high quality fixed income securities with a double AA rating or better and ample market liquidity.

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

The benefit from income taxes for fiscal 2010 included the impact of $1.3 million from income tax credits and incentives, $0.2 million from tax exempt income, a $0.9 million incremental tax from differences between foreign and U.S. income tax rates, and a reversal of unrecognized tax benefits of $1.0 million.

The benefit from income taxes for fiscal 2009 included the impact of $1.9 million from income tax credits (including $0.5 million relating to U.S. federal research and development credits attributable to the prior fiscal year), $1.3 million from tax exempt income, a $0.3 million incremental tax from differences between foreign and U.S. income tax rates, and a reversal of unrecognized tax benefits of $0.5 million. The goodwill impairment charge of $52.3 million is not deductible for tax purposes. Therefore, no book tax benefit was recorded in connection with this charge.

 The provisions for income taxes have not been reduced for approximately $1.6 million and $0.6 million of tax benefits in fiscal 2010 and 2009, respectively, derived from activity in stock-based compensation plans. These tax benefits have been credited to additional paid-in capital.

LIQUIDITY & CAPITAL RESOURCES

The Company currently finances its operations through a combination of existing working capital resources and cash generated by operations. The Company had no bank debt during fiscal 2011, 2010 or 2009. The Company may consider utilizing cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

The Company expects that its cash, cash equivalents and cash flows from operations will be sufficient to finance the Company’s operating and capital requirements through the end of fiscal 2012 and for the foreseeable future.

Cash Flow

For the Fiscal Years Ended February 28,	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$10,627	$(7,978)	$(49,409)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	54,700	37,460	79,532
Changes in operating assets and liabilities, net of effects of business acquisitions	(20,352)	10,471	5,743
Net cash provided by operating activities	44,975	39,953	35,866
Cash flows from investing activities:
Net cash provided by (used in) investing activities	10,100	(30,082)	30,242
Cash flows from financing activities:
Net cash provided by (used in) financing activities	5,496	388	(28,453)
Effect of foreign exchange rate changes on cash and cash equivalents	675	1,726	(2,140)
Net increase in cash and cash equivalents	$61,246	$11,985	$35,515

The increase in operating cash flows reflects the impact of a significant increase in operating income in fiscal 2011. The change in operating assets, net of effects of business acquisitions, is mainly due to increases in accounts receivable, commensurate with the increase in sales and revenues. Operating cash flows in fiscal 2010 and 2009 reflect the impact of a significant decrease in revenues and operating profits beginning in the second half of fiscal 2009. In addition, the Company paid out (net of refunds) $14.2 million in federal, state and foreign taxes in fiscal 2011 and received federal, state and foreign tax refunds (net of payments) of $2.0 million in fiscal 2010. The Company paid out $6.0 million in federal, state and foreign taxes in fiscal 2009.

Cash provided by (used in) investing activities increased primarily as a result of $15.1 million in ARS redemptions, $30.5 million in the sale of short-term investments and $2.3 million from the sale of Canesta in fiscal 2011, offset by the investment in strategic acquisitions of $25.5 million and $12.4 million in capital expenditures in fiscal 2011. Cash used in investing activities during fiscal 2010 primarily consisted of $19.5 million in strategic business and equity investments and $8.6 million in capital expenditures. In addition, during fiscal 2010 the Company redeemed $29.8 million in auction rate securities, offset by $30.5 million in purchases of new, investment grade commercial paper classified as short-term investments. Investing activities during fiscal 2009 resulted from the redemption of auction rate securities totaling $48.1 million, partially offset by $17.9 million in capital expenditures.

Net cash generated by financing activities during fiscal 2011 consisted primarily of $9.8 million of proceeds from exercises of stock options, partially offset by $4.4 million of payments under supplier financing arrangements. Financing activities during fiscal 2010 included $4.2 million of proceeds from exercises of stock options, partially offset by $4.0 million of payments under supplier financing arrangements. Increases in proceeds from issuance of common stock were mainly due to stock option exercises, which increased as the market price of the Company’s stock increased in fiscal 2011. Net cash used in financing activities in fiscal 2009 consisted primarily of $28.5 million in stock repurchases.

In addition, the Company also made non-cash capital investments of $5.8 million in fiscal 2011 for advanced design tools acquired under long-term supplier financing arrangements (typically 3 years). The Company acquired $12.7 million and $1.2 million of advanced design tools during fiscal 2010 and fiscal 2009, respectively, under similar agreements, for which the vendors also provided extended payment terms. Payments under these agreements are reported within cash flows from financing activities on the consolidated cash flow statements.

Working Capital

The Company’s current assets and liabilities and net working capital for fiscal 2011 and 2010 were as follows (in thousands):

As of February 28,	2011	2010	Inc./Dec. $	Inc./Dec. %

Current assets:
Cash and cash equivalents	$170,387	$109,141	$61,246	56.1%
Short-term investments	—	30,500	(30,500)	(100%)
Accounts receivable	64,714	47,972	16,742	34.9%
Inventories	47,232	44,374	2,858	6.4%
Deferred income taxes, net	31,156	23,278	7,878	33.8%
Other current assets	8,047	6,613	1,434	21.7%
Total current assets	$321,536	$261,878	$59,658	22.8%

Current liabilities:
Accounts payable	$27,171	$25,992	$1,179	4.5%
Deferred income from distribution	16,167	16,125	42	0.3%
Accrued expenses, income taxes and other liabilities	72,459	48,424	24,035	49.6%
Total current liabilities	$115,797	$90,541	$25,256	27.9%
	$205,739	$171,337	$34,402	20.1%

The Company’s total cash, cash equivalents and short-term investments grew due to cash generated from operations. Accounts receivable increased mainly due to the year over year improvement in sales and revenues. Increases in assets were mainly offset by higher accrued expenses related to SARs, employee incentives and restructuring accruals.

Treasury Stock

In April 2008, the Company’s Board of Directors authorized the repurchase of up to an additional one million shares, for a total of up to five million shares authorized under the common stock repurchase program first initiated in October 1998. Shares may be repurchased by the Company on the open market or in private transactions. During fiscal 2009 the Company repurchased 1,084,089 shares of treasury stock at an aggregate cost of $28.5 million. Through February 28, 2011 (inclusive), the Company has repurchased a total of 4,495,084 shares at an aggregate cost of $101.2 million. The Company did not repurchase any shares in fiscal 2010 and 2011, except for withholding for the vesting of restricted stock awards.

The Company withheld 4,217 and 8,384 shares at a cost of $0.1 million and $0.2 million in the three and twelve month periods ended February 28, 2011, respectively, as part of an ongoing program to fund employee tax withholdings required on restricted shares vesting each period.

Auction Rate Securities

As of February 28, 2011, the Company held approximately $29.5 million in auction rates securities (net of $1.9 million in gross unrealized losses), as more fully described in Part IV Item 15(a)(1) — Financial Statements — Note 3. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of February 28, 2011, 100 percent of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies, mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1.

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

As a result, as of February 28, 2011, the Company recorded an estimated cumulative unrealized loss of $1.9 million related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income (loss) within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100 percent of the principal and accrued interest from the issuer. Further, the auction rate securities held by the Company are AAA rated. The Company continues to liquidate investments in auction rate securities as opportunities arise. In fiscal 2011 and 2010, $15.1 million and $29.8 million in auction rate securities were liquidated at par in connection with issuer calls, respectively.

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations and purchase commitments as of February 28, 2011 were as follows ( in thousands) :

	Payment Obligations by Period
	Total	Within 1 Year	Between 1 and 3 Years	Between 3 and 5 Years	Thereafter
Operating leases	$22,986	$5,105	$7,240	$3,819	$6,822
Other obligations	23,184	8,130	7,659	1,713	5,682
Inventory and other purchase commitments	11,155	11,155	—	—	—
Contingent consideration on acquisitions	2,778	1,445	1,333	—	—
Total	$60,103	$25,835	$16,232	$5,532	$12,504

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

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisitions of Symwave, STS, Kleer and K2L. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income. Due to reductions in estimated future operating results of Symwave, STS and Kleer, the Company expects to make no contingent consideration payments related to these acquisitions. The remaining liability for contingent consideration is for K2L, for which 1.1 million Euro was earned for calendar year 2010 and another 1.1 million Euro can be earned for calendar year 2011. On March 31, 2011, 1.1 million Euro in cash and stock was paid to the former owners of K2L for calendar year 2010 performance targets.

OFF-BALANCE SHEET ARRANGEMENTS

As of February 28, 2011, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of February 28, 2011, the Company’s $29.5 million of long-term investments consisted primarily of investments in U.S. government agency backed AAA rated auction rate securities. From time to time, the Company has also held investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that until recently had been reset every 90 days or less at auction, at which time the securities could also typically be repurchased or sold.

In February 2008, the Company began to experience failed auctions on some of its auction rate securities. Based on the failure rate of these auctions, the frequency and extent of the failures, and due to the lack of liquidity in the current market for the auction rate securities, the Company determined that the estimated fair value of the auction rate securities no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of these investments as of February 28, 2011, and recorded an unrealized loss of $1.8 million, (net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income within shareholders’ equity on the consolidated balance sheet.

Assuming all other assumptions disclosed in Part IV — Item 15(a)(1) — Financial Statements — Note 2 of this Report, being equal, an increase or decrease in the liquidity risk premium (i.e. the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the auction rate securities by approximately $0.8 million. In addition, an increase or decrease in interest rates of 100 basis points would decrease interest income of $0.7 million to a negligible amount or increase interest income by $1.7 million.

Equity Price Risk — The Company is not exposed to any significant equity price risks at February 28, 2011.

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

The Company’s most significant foreign subsidiaries, SMSC Japan and SMSC Europe, purchase a significant amount of their products for resale in U.S. dollars, and from time to time have entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. Gains or losses on these contracts are intended to offset the gains or losses recorded for statutory and U.S. GAAP purposes from the remeasurement of certain assets and liabilities from U.S. dollars into local currencies. No such contracts were executed during fiscal 2011, and there are no obligations under any such contracts as of February 28, 2011. However, the Company has purchased currencies from time to time throughout the current fiscal year in anticipation of more significant foreign currency transactions, in order to optimize effective rates associated with those settlements.

Operating activities in Europe include transactions conducted in both Euros and U.S. dollars. The Euro has been designated as SMSC Europe’s functional currency for its European operations. Losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into Euros were $0.4 million in fiscal 2011, compared with losses of $0.2 million in fiscal 2010. Losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into Yen for fiscal 2011 were $0.5 million compared with a loss of $0.4 million in fiscal 2010.

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

Item 9. — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9.A. — Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2011. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Disclosure controls and procedures include controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Form 10-K, are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to SMSC and its consolidated subsidiaries is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of its internal controls over financial reporting as of February 28, 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its report entitled Internal Control — Integrated Framework. Based upon this assessment, management has concluded that, as of February 28, 2011, the Company’s internal controls over financial reporting are effective based on those criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the consolidated financial statements and financial statement schedule included in this annual report, has also audited the effectiveness of the Company’s internal control over financial reporting as of February 28, 2011, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 28, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9.B. — Other Information

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s 2011 Proxy Statement relating to the annual meeting of stockholders to be held in 2011, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

The information concerning the Company’s code of ethics as required by Part III of this Report is incorporated herein by reference to the section entitled “Code of Business Conduct and Ethics” appearing in the 2011 Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MICROSYSTEMS CORPORATION
(Registrant)

By:	/s/ KRIS SENNESAEL

Kris Sennesael
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 19, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ CHRISTINE KING	President and Chief Executive Officer	April 19, 2011
Christine King	(Principal Executive Officer) and Director

/s/ STEVEN J. BILODEAU	Chairman of the Board of Directors	April 19, 2011
Steven J. Bilodeau

/s/ ANDREW M. CAGGIA	Director	April 19, 2011
Andrew M. Caggia

/s/ TIMOTHY P. CRAIG	Director	April 19, 2011
Timothy P. Craig

/s/ JAMES A. DONAHUE	Director	April 19, 2011
James A. Donahue

/s/ PETER F. DICKS	Director	April 19, 2011
Peter F. Dicks

/s/ IVAN T. FRISCH	Director	April 19, 2011
Ivan T. Frisch

/s/ KENNETH KIN	Director	April 19, 2011
Kenneth Kin

/s/ STEPHEN C. MCCLUSKI	Director	April 19, 2011
Stephen C. McCluski

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Consolidated Financial Statements (See Item 8):
	Report of Independent Registered Public Accounting Firm	51
	Consolidated Balance Sheets as of February 28, 2011 and 2010	52
	Consolidated Statements of Operations for the three years ended February 28, 2011	53
	Consolidated Statements of Shareholders’ Equity for the three years ended February 28, 2011	54
	Consolidated Cash Flow Statements for the three years ended February 28, 2011	55
	Notes to Consolidated Financial Statements	56

(a)(2)	Financial Statement Schedules:
	Schedule II — Valuation and Qualifying Accounts	92

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

(a)(3)	Exhibits:
	Index to Exhibits	93

Exhibits, which are listed on the Index to Exhibits, are filed as part of this report and such Index to Exhibits is incorporated by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Standard Microsystems Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Standard Microsystems Corporation and its subsidiaries at February 28, 2011 and February 28, 2010, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
April 19, 2011

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

  (in thousands, except per share data)

As of February 28,	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$170,387	$109,141
Short-term investments	—	30,500
Accounts receivable, net of allowance for doubtful accounts of $325 and $464 at February 28, 2011 and 2010, respectively	64,714	47,972
Inventories	47,232	44,374
Deferred income taxes, net	31,156	23,278
Other current assets	8,047	6,613
Total current assets	321,536	261,878
Property, plant and equipment, net	67,382	66,802
Goodwill	77,273	54,414
Intangible assets, net	31,745	30,495
Long-term investments, net	29,490	42,957
Investments in equity securities	2,042	7,238
Deferred income taxes, net	6,074	11,364
Other assets	3,550	4,188
TOTAL ASSETS	$539,092	$479,336

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,171	$25,992
Deferred income from distribution	16,167	16,125
Accrued expenses and other liabilities	72,459	48,424
Total current liabilities	115,797	90,541
Deferred income taxes	4,519	3,963
Other liabilities	21,869	22,944

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, authorized 1,000 shares, none issued	—	—
Common stock, $0.10 par value, authorized 85,000 shares, issued and outstanding 22,983 and 22,388 shares, as of February 28, 2011 and 2010, respectively	2,749	2,688
Additional paid-in capital	359,790	340,959
Retained earnings	127,291	116,664
Treasury stock, at cost	(101,411)	(101,199)
Accumulated other comprehensive income	8,488	2,776
Total shareholders’ equity	396,907	361,888
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$539,092	$479,336

 The accompanying notes are an integral part of these consolidated financial statements.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

For the Fiscal Years Ended February 28,	2011	2010	2009
Product sales	$407,396	$307,068	$316,383
Intellectual property and other revenues	2,083	710	9,113
Sales and revenues	409,479	307,778	325,496
Costs of goods sold	194,585	154,872	163,861
Gross profit on sales and revenues	214,894	152,906	161,635
Operating expenses:
Research and development	96,370	77,702	74,169
Selling, general and administrative	100,661	85,049	88,123
Acquisition termination fee gain	(7,700)	—	—
Restructuring charges	4,703	2,123	5,197
Impairment of goodwill	—	—	52,300
Impairment loss on equity investment (Symwave)	3,208	—	—
Gain on equity investment (Canesta)	(320)	—	—
Revaluation of contingent acquisition liabilities	(4,206)	—	—
Impairment losses on intangible assets (Symwave)	3,531	—	—
Settlement charge	—	2,019	—
Income (loss) from operations	18,647	(13,987)	(58,154)

Interest income	659	981	5,119
Interest expense	(153)	(163)	(251)
Other (expense) income, net	(248)	(514)	2,688
Income (loss) before income taxes	18,905	(13,683)	(50,598)

Provision for (benefit from) income taxes	8,278	(5,705)	(1,189)
Net income (loss)	$10,627	$(7,978)	$(49,409)

Net income (loss) per share:
Basic	$0.47	$(0.36)	$(2.22)
Diluted	$0.46	$(0.36)	$(2.22)

The accompanying notes are an integral part of these consolidated financial statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount			Shares	Amount		Amount

Balance at February 29, 2008	26,193	$2,619	$312,499	$174,051	(3,411)	$(72,652)	$19,572	$436,089
Comprehensive income (loss):
Net loss	—	—	—	(49,409)	—	—	—	(49,409)
Other comprehensive income (loss)
Change in pension liability	—	—	—	—	—	—	47	47
Change in unrealized loss on investments	—	—	—	—	—	—	(7,022)	(7,022)
Foreign currency translation adjustment	—	—	—	—	—	—	(15,470)	(15,470)
Total other comprehensive loss								(22,445)
Total comprehensive loss								(71,854)
Stock options exercised	163	17	3,029	—	—	—	—	3,046
Excess tax benefit from employee stock plans	—	—	(200)	—	—	—	—	(200)
Stock-based compensation	60	6	10,268	—	—	—	—	10,274
Purchases of treasury stock	—	—	—	—	(1,084)	(28,547)	—	(28,547)
Balance at February 28, 2009	26,416	$2,642	$325,596	$124,642	(4,495)	$(101,199)	$(2,873)	$348,808
Comprehensive loss:
Net loss	—	—	—	(7,978)	—	—	—	(7,978)
Other comprehensive income ( loss):
Change in pension liability	—	—	—	—	—	—	(237)	(237)
Change in unrealized loss on investments	—	—	—	—	—	—	3,459	3,459
Foreign currency translation adjustment	—	—	—	—	—	—	2,427	2,427
Total other comprehensive income								5,649
Total comprehensive loss								(2,329)
Issuance of common stock for business acquisitions	110	11	2,306	—	—	—	—	2,317
Stock options exercised	253	25	4,218	—	—	—	—	4,243
Excess tax benefit from employee stock plans	—	—	(574)	—	—	—	—	(574)
Stock-based compensation	104	10	9,413	—	—	—	—	9,423
Balance at February 28, 2010	26,883	$2,688	$340,959	$116,664	(4,495)	$(101,199)	$2,776	$361,888
Comprehensive income:
Net income	—	—	—	10,627	—	—	—	10,627
Other comprehensive income:
Change in pension liability	—	—	—	—	—	—	(373)	(373)
Change in unrealized loss on investments	—	—	—	—	—	—	1,712	1,712
Foreign currency translation adjustment	—	—	—	—	—	—	4,373	4,373
Total other comprehensive income								5,712
Total comprehensive income								16,399
Issuance of common stock for business acquisition	2	—	—	—	—	—	—	—
Stock options exercised	519	52	9,739	—	—	—	—	9,791
Excess tax benefit from employee stock plans	—	—	(1,345)	—	—	—	—	(1,345)
Stock-based compensation	83	9	10,437	—	—	—	—	10,446
Purchases of treasury stock	—	—	—	—	(8)	(212)	—	(212)
Balance at February 28, 2011	27,487	$2,749	$359,790	$127,291	(4,504)	$(101,411)	$8,488	$396,907

The accompanying notes are an integral part of these consolidated financial statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

For the Fiscal Years Ended February 28,	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$10,627	$(7,978)	(49,409)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,518	25,354	22,346
Impairment losses	6,739	—	52,300
Foreign exchange (gain) loss	(520)	88	(349)
Excess tax benefits from stock-based compensation	(299)	(100)	(447)
Stock-based compensation	24,106	17,602	12,305
Deferred income taxes	(2,007)	(10,065)	(2,177)
Gains on sales of property, plant and equipment	(14)	(70)	(59)
Deferred income on shipments to distributors	42	4,356	(9,489)
Non cash restructuring charges	1,044	336	5,197
Provision for (recoveries of) sales returns and allowances	(106)	(41)	(95)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(12,664)	(19,337)	25,429
Inventories	914	10,513	3,898
Accounts payable, accrued expenses and other liabilities	(8,746)	15,890	(17,067)
Accrued restructuring charges	1,730	(4,294)	—
Income taxes receivable and payable	(3,322)	6,532	(6,602)
Other changes, net	1,933	1,167	85
Net cash provided by operating activities	44,975	39,953	35,866
Cash flows from investing activities:
Capital expenditures	(12,396)	(8,616)	(17,883)
Purchase of technology patent rights	—	(1,200)	—
Acquisition of business, net of cash acquired (Symwave)	1,517	—	—
Acquisition of business, net of cash acquired (STS)	(21,891)	—	—
Acquisition of business, net of cash acquired (Kleer)	—	(5,176)	—
Acquisition of business, net of cash acquired (Tallika)	—	(1,825)	—
Acquisition of business, net of cash acquired (K2L)	—	(5,277)	—
Investments in non-marketable debt securities (Symwave)	(3,125)	—	—
Proceeds from sale of non-marketable equity investment (Canesta)	2,320	—	—
Investment in non-marketable equity investments (Symwave, Canesta and EqcoLogic)	(2,042)	(7,238)	—
Purchases of short-term and long-term investments	(14,900)	(32,275)	(191,045)
Sales and maturities of short-term and long-term investments	60,617	31,525	239,170
Net cash provided by (used in) investing activities	10,100	(30,082)	30,242
Cash flows from financing activities:
Excess tax benefits from stock-based compensation	299	100	447
Proceeds from issuance of common stock	9,791	4,243	3,046
Purchases of treasury stock	(212)	—	(28,547)
Repayments of obligations under supplier financing arrangements	(4,382)	(3,955)	(3,399)
Net cash provided by (used in) financing activities	5,496	388	(28,453)
Effect of foreign exchange rate changes on cash and cash equivalents	675	1,726	(2,140)
Net increase in cash and cash equivalents	61,246	11,985	35,515
Cash and cash equivalents at beginning of year	109,141	97,156	61,641
Cash and cash equivalents at end of year	$170,387	$109,141	$97,156

The accompanying notes are an integral part of these consolidated financial statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Standard Microsystems Corporation and Subsidiaries (collectively “SMSC “ or “the Company”) designs and sells a wide range of silicon-based integrated circuits that utilize analog and mixed-signal technologies. The Company’s integrated circuits and systems provide a wide variety of signal processing attributes that are incorporated by its globally diverse customers into numerous end products in the PC, Consumer Electronics, Industrial and Automotive markets. These products generally provide connectivity, networking, or input/output control solutions for a variety of high-speed communication, computer and related peripheral, consumer electronics, industrial control systems or automotive information applications. The market for these solutions is increasingly diverse, and the Company’s technologies are increasingly used in various combinations and in alternative applications.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s fiscal year ends on the last calendar day of February. The consolidated financial statements include the accounts of the Company and its subsidiaries (all wholly-owned) after elimination of all intercompany accounts and transactions.

Reclassifications

Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the fiscal 2011 presentation reflected in these Consolidated Financial Statements. Specifically, the Company reclassified a negligible amount in amortization of technology intangibles previously included in selling, general and administrative costs to cost of goods sold on the consolidated statements of operations for fiscal 2010 to conform to the current period presentation.

Out-of-Period Adjustments

Gross profit and operating results for the fiscal year ended February 28, 2010 (“fiscal 2010”) include a credit to cost of goods sold of approximately $1.0 million for the reduction of accounts payable related to an unreconciled amount within inventory received not invoiced to correct a cumulative error from prior periods. This adjustment was recorded in the fourth quarter of fiscal 2010.

Operating results for the fiscal year ended February 28, 2009 (“fiscal 2009”) include approximately $0.4 million (recorded in the second fiscal quarter) of stock-based compensation expense to correct an error relating to prior periods as a result of correcting the method of amortization for deferred compensation relating to certain restricted stock awards (“RSAs”) granted between March 1, 2006 and May 31, 2008. In addition, the benefit from income taxes includes an additional $0.1 million in net benefit relating to the correction of errors within certain deferred tax balances (recorded in the fourth fiscal quarter).

The Company does not believe that these adjustments noted above were material to the consolidated financial statements for the periods in which the errors originated and in which they were corrected and thus has not restated its consolidated financial statements for these periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash in banks, money market account balances or other highly liquid instruments purchased with original maturities of three months or less.

Investments (short-term and long-term)

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term investments consist of investments in obligations with maturities of between three and twelve months, at acquisition. All of these investments are classified as available-for-sale. The costs of these short-term investments approximate their market values as of February 28, 2010. There were no short-term investments as of February 28, 2011.

Long-term investments consist of highly rated auction rate securities (most of which are backed by U.S. Federal or state and municipal government guarantees) and other marketable debt with remaining maturities of greater than one year and equity securities held as available-for-sale investments. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. In the fourth quarter of fiscal 2008, such investments became subject to adverse market conditions, and the liquidity typically associated with the financial markets for such instruments became restricted as auctions began to fail. The Company expects such market conditions to be temporary, however has classified its investments in auction rate securities as long-term. Considering such determination on market conditions, the high quality of these investments (and underlying guarantees) and given the Company has adequate cash, working capital and cash flow from operations to meet current operating needs, management has determined that impairment of these investments is not other than temporary at this time. Given the circumstances, these securities were subsequently classified as long-term (or short-term if stated maturity dates were within one year of the reported balance sheet date), reflecting the restrictions on liquidity and the Company’s intent to hold until maturity (or until such time as the principal investment could be recovered through other means, such as issuer calls and redemptions). Management will continue to monitor market conditions, and may deem that impairment is other than temporary if market conditions do not improve in the foreseeable future or if the credit quality of the underlying issuer deteriorates. The Company is currently liquidating such investments as opportunities arise.

Most of the Company’s long-term investments had maturities greater than five years. The Company held approximately $0.1 million of equity securities at February 28, 2010 which were classified as long-term investments. These equity securities were sold in fiscal year ended 2011 (“fiscal 2011”). Investments in such readily marketable, publicly traded equity securities are classified as available-for-sale and are carried at fair value on the consolidated balance sheets. Unrealized gains and temporary losses on such securities, net of taxes, are reported in accumulated other comprehensive income within shareholders’ equity. The Company bases the cost of the investment sold on the specific identification method.

Accounts Receivable, Revenue Recognition and Deferred Income from Distribution

The Company’s accounts receivable result from trade credit extended on shipments to original equipment manufacturers, original design manufacturers and electronic component distributors. The Company can have individually significant accounts receivable balances from its larger customers. At February 28, 2011, one customer accounted for more than 10 percent of gross accounts receivable, with a combined balance totaling $27.4 million. At February 28, 2010, two customers accounted for more than 10 percent of gross accounts receivable, with a combined balance totaling $20.3 million. The Company manages its concentration of credit risk on accounts receivable by performing ongoing credit evaluations of its customers’ financial condition and limiting the extension of credit when deemed necessary. In addition, although the Company generally does not request collateral in advance of shipment, prepayments or standby letters of credit may be required and have been obtained in certain circumstances, and the Company has bought third-party credit insurance policies with respect to certain customers to reduce credit concentration exposure. The Company maintains an allowance for potential credit losses, taking into consideration the overall quality and aging of the accounts receivable portfolio and specifically identified customer risks.
The Company recognizes sales from product shipments to original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and direct customers at the time of shipment, net of appropriate reserves for product returns and allowances. The Company’s terms of shipment are customarily ex-works (at SMSC warehouse) or CIP (carriage and insurance paid).

Certain of the Company’s products are sold to electronic component distributors under agreements providing for price protection and rights to return unsold merchandise. Accordingly, recognition of revenue and associated gross profit on shipments to a majority of the Company’s distributors is deferred until the distributors resell the products. At the time of shipment to distributors, the Company records a trade receivable for the selling price, relieves inventory for the carrying value of goods shipped, and records the gross margin as deferred income from distribution on the consolidated balance sheets. This deferred income represents the gross margin on the initial sale to the distributor; however, the amount of gross margin recognized in future consolidated statements of operations will typically be less than the originally recorded deferred income as a result of price allowances. Price allowances offered to distributors are recognized as reductions in product sales when incurred, which is generally at the time the distributor resells the product. Shipments made by the Company’s Japanese subsidiary to distributors in Japan are made under agreements that permit limited stock return and no price protection privileges. Revenue for shipments to distributors in Japan is recognized as title passes to such distributors upon delivery.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income on shipments to distributors consists of the following ( in thousands ):

	February 28, 2011	February 28, 2010
Deferred sales revenue	$26,609	$24,897
Deferred cost of goods sold	(4,904)	(4,909)
Provisions for sales returns	757	1,625
Distributor advances on price allowances	(6,295)	(5,488)
	$16,167	$16,125

Revenue recognition for special intellectual property payments received from Intel in fiscal 2009 is discussed in Note 11. The Company recognizes all other intellectual property revenues upon notification of sales of the licensed technology by its licensees, absent any other contractual contingencies which might impact the extent and timing of payment. The terms of the Company’s licensing agreements generally require licensees to give notification to the Company and to pay royalties no later than 60 days after the end of the quarter in which the sales take place.

Inventories and Costs of Goods Sold

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. The Company establishes inventory allowances for estimated obsolescence or unmarketable inventory for the difference between the cost of inventory and estimated fair value based upon assumptions about future demand and market conditions.

Costs of goods sold includes the cost of inventory, shipping and handling costs borne by the Company in connection with shipments to customers, royalties associated with certain products and depreciation on productive assets (principally, test equipment and facilities). Costs of goods sold also includes amortization of acquired product technologies. Such amortization totaled the following amounts (in thousands):

For the fiscal year ended February 28,	2011	2010	2009
Product technology amortization	$5,431	$4,321	$4,622

Property, Plant and Equipment

Property, plant and equipment are carried at cost and depreciated on a straight-line basis over the estimated useful lives of buildings and leasehold improvements (2 to 25 years), machinery and equipment (3 to 7 years) and computer systems and software (2 to 7 years). Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the Company’s consolidated statements of operations.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense related to property, plant and equipment was as follows (in thousands):

For the fiscal year ended February 28,	2011	2010	2009
Depreciation expense	$17,053	$19,083	$16,038

Investments in Equity Securities

The Company considers the guidance in ASC Topic 325, “Investments – Other” (“ASC 325”) and ASC Topic 810, “Consolidation” (“ASC 810”) in determining the appropriate accounting treatment for investments in equity securities representing less than a controlling interest in the related entities. Such investments are carried at cost, unless facts and circumstances indicate that either (i) the Company has significant influence over the operations of the investment and therefore accounts for the investment under the equity method or (ii) consolidation of the related business is warranted, as may be the case if such entities were deemed to be a variable interest entity. The cost of such investments is reflected in the Investments in equity securities caption of the Company's consolidated balance sheets, and are periodically reviewed for indications of impairment in value. The cost basis of any investment for which potential indications of impairment exist that were deemed other than temporary would be reduced accordingly, with a charge to results of operations.

Goodwill and Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate fair value of consideration exchanged for an acquired business and the fair value (measured as of the acquisition date) of total net tangible and identified intangible assets acquired. In accordance with ASC Topic 350, “ Intangibles — Goodwill and Other” (“ASC 350”), goodwill and intangibles with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with finite useful lives are amortized over their estimated useful lives and are reviewed for impairment when indicators of impairment, such as reductions in demand, are present. The Company conducts annual reviews for goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. All finite-lived intangible assets are being amortized on a straight-line basis, which approximates the pattern in which the estimated economic benefits of the assets are realized, over their estimated useful lives.

For goodwill impairment testing purposes, the Company has three reporting units: the automotive reporting unit, the wireless audio reporting unit and the analog/mixed signal reporting unit. The automotive unit consists primarily of those portions of the business that were acquired in the March 30, 2005 acquisition of OASIS including the infotainment networking technology known as Media Oriented Systems Transport (“MOST”). The automotive unit also includes those portions of the business that were acquired in the November 5, 2009 acquisition of  K2L. The wireless audio unit consists of those portions of the business that were acquired in the February 16, 2010 acquisition of Kleer and the June 14, 2010 acquisition of STS. The analog/mixed signal reporting unit is comprised of the remaining portions of the business, which includes portions of the business remaining from the November 12, 2010 acquisition of Symwave.

The Company compares the carrying value of each reporting unit to their estimated fair value. If the carrying value exceeds the estimated fair value, then the second step of the impairment analysis is performed as required under ASC 350 to measure the amount of the impairment, if any. The Company considered market and income approaches in determining the estimated fair value of the reporting units, specifically the market multiple methodology and discounted cash flow methodology. The market multiple methodology involves the utilization of various revenue and earnings measures at appropriate risk-adjusted multiples. Multiples were determined through an analysis of certain publicly traded companies that were selected on the basis of operational and economic similarity with the business operations. Provided these companies meet these criteria, they can be considered comparable from an investment standpoint even if the exact business operations and/or characteristics of the entities are not the same. Revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples were calculated for the comparable companies based on market data and published financial reports. A comparative analysis between the Company and the public companies deemed to be comparable formed the basis for the selection of appropriate risk-adjusted multiples for the Company. The comparative analysis incorporates both quantitative and qualitative risk factors which relate to, among other things, the nature of the industry in which the Company and other comparable companies are engaged. In the discounted cash flow methodology, long-term projections prepared by the Company were utilized. The cash flows projected were analyzed on a “debt-free” basis (before cash payments to equity and interest bearing debt investors) in order to develop an enterprise value. A provision, based on these projections, for the value of the Company at the end of the forecast period, or terminal value, was also made. The present value of the cash flows and the terminal value were determined using a risk-adjusted rate of return, or “discount rate.”

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairments

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

Goodwill

The Company completed its most recent annual goodwill impairment review during the fourth quarter of fiscal 2011. Upon completion of the fiscal 2011 assessment, it was determined that the estimated fair values of all reporting units exceeded their respective carrying value, therefore no impairment in value was identified. In addition, no impairment was recorded in fiscal 2010.

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

Intangible Assets

Indefinite-lived intangible assets are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. During the fourth quarter of fiscal 2011, the Company lost its primary customer in its storage solutions business. As a result, the Company initiated a plan to reduce costs and investments in this business. In connection with this action, the Company incurred an impairment loss of $3.5 million, primarily for certain indefinite-lived purchased technologies acquired as part of this business. The fair value of the Symwave purchased technologies was estimated by applying the income approach. That measure is based on significant inputs that are unobservable in the market, which is a Level 3 input. Key assumptions include a discount rate of 15 percent and a probability-adjusted level of annual revenues.

Acquisition Termination Fee Gain

On January 9, 2011, the Company and  Conexant Systems, Inc. (“Conexant”) entered into an Agreement and Plan of Merger (“Merger Agreement”). The agreement was terminated by Conexant pursuant to the terms and conditions specified in the Merger Agreement on February 23, 2011.  As a result, Conexant paid SMSC a termination fee of $7.7 million which  was recorded within income from operations.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency

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

Foreign Exchange Contracts

 The majority of the Company’s revenues, expenses and capital expenditures are transacted in U.S. dollars. However, the Company does transact business in other currencies, primarily the Japanese Yen and the Euro. From time to time, the Company has entered into forward currency exchange contracts to hedge against the impact of currency fluctuations on transactions not denominated in the functional currency of the transacting entity. The intent of these contracts is to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to help mitigate the risks associated with currency exchange rate fluctuations. The Company does not enter into forward currency exchange contracts solely for speculative or trading purposes. Gains and losses on such contracts have not been significant. In fiscal 2009, the Company’s wholly-owned subsidiary in Japan initiated forward contracts to cover scheduled payments on intercompany debt due to the U.S. parent company. Although these contracts were not formally designated as hedges, they were intended to lock in the settlement rate on the underlying obligations and, as such, effectively mitigated the currency exposure on this intercompany debt. These contracts settled during fiscal 2009.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income/(Loss)

The Company’s other comprehensive (loss) income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on investments classified as available-for-sale, and changes in minimum pension liability adjustments.
The components of the Company’s accumulated other comprehensive income (loss) as of February 28, 2011 and 2010, net of taxes, were as follows (in thousands) :

	February 28, 2011	February 28, 2010	Incr./Decr.
Unrealized losses on investments (net of tax of $86 as of February 28, 2011 and 2010)	$(1,864)	$(3,576)	$1,712
Foreign currency translation	10,767	6,394	4,373
Minimum pension liability adjustment (net of tax of $244 and $30 as of February 28, 2011 and 2010, respectively)	(415)	(42)	(373)
Accumulated other comprehensive income	$8,488	$2,776	$5,712

The components of the Company’s accumulated other comprehensive income (loss) as of February 28, 2010 and 2009, net of taxes, were as follows (in thousands) :

	February 28, 2010	February 28, 2009	Incr./Decr.
Unrealized losses on investments (net of tax of $86 as of February 28, 2009 and 2010)	(3,576)	(7,035)	3,459
Foreign currency items	6,394	3,967	2,427
Minimum pension liability adjustment (net of tax of $30 and $106 as of February 28, 2010 and 2009, respectively)	(42)	195	(237)
Total accumulated other comprehensive income (loss)	$2,776	$(2,873)	$5,649

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

The Company evaluates all tax positions using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”). Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both.

Under ASC 740, benefits associated with uncertain tax positions are recognized in the Company’s consolidated financial statements only when it is determined to be more likely than not that such positions would be sustained upon examination, based on technical merits. ASC 740 outlines a two-step approach to recognizing and measuring uncertain tax positions. If the weight of available evidence indicates that it is more likely than not (more than 50 percent likely) that a tax position would be sustained on examination (including resolution of related appeals or litigation processes, if any), the associated tax benefit is then measured as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement. ASC 740 also requires expanded disclosure at the end of each reporting period including a reconciliation of unrecognized tax benefits (see Note 10).

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation (Share-Based Payment)

The Company has several stock-based compensation plans in effect under which incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) are granted to employees and directors.. In July 2009, the stockholders approved the 2009 Long Term Incentive Plan (the “LTIP”). The Company has ceased issuing stock options and restricted stock awards under previously established stock option and restricted stock plans, and has ceased issuing SARs, and instead is using the LTIP to issue stock options and RSUs. Stock options are granted with exercise prices equal to the fair value of the underlying shares on the date of grant. New shares are issued in settling stock option exercises and restricted stock units.

Share-based payments to employees, including grants of employee stock options, RSAs, RSUs and SARs, are recognized in the financial statements based on their respective grant date fair values. The Company recognizes compensation expense for SARs using a graded vesting methodology, adjusting for changes in fair value from period to period. In addition, benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow.

The Black-Scholes option pricing model is used for estimating the fair value of options and SARs granted and corresponding compensation expense to be recognized. The Black-Scholes model requires certain assumptions, judgements and estimates by the Company to determine fair value, including expected stock price volatility, risk-free interest rate and expected term. The Company based the expected volatility on historical volatility. The Company based the expected term of options granted using the midpoint scenario, which combines historical exercise data with hypothetical exercise data. The expected term of each individual SAR award is assumed to be the midpoint of the remaining term through expiration as of any remeasurement date. Share-based compensation related to RSAs and RSUs is calculated based on the market price of the Company’s common stock on the date of grant.

The following table summarizes the stock-based compensation expense for stock options, RSAs, RSUs, employee stock purchase plan shares and SARs  included in results of operations (in thousands) :

	Fiscal
	2011	2010	2009
Costs of goods sold	$2,710	$1,629	$1,237
Research and development	6,919	4,571	3,563
Selling, general and administrative	14,574	9,770	7,927
Stock-based compensation, before income tax benefit	24,203	15,970	12,727
Tax benefit	8,713	5,749	4,582
Stock-based compensation, after income tax benefit	$15,490	$10,221	$8,145

The amounts above exclude $2.0 million and $1.9 million of expense related to the 401K match in stock issued in fiscal 2011 and 2010, respectively. There was no stock issued for the 401K match in fiscal 2009.

Warranty Costs

The Company generally warrants its products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time, typically twelve to twenty-four months. The majority of the Company’s product warranty claims are settled through the return of defective product and shipment of replacement product. Warranty returns are included within the Company’s allowance for returns, which is based on historical return rates. Actual future returns could differ from the allowance established. In addition, the Company accrues a liability for specific warranty costs expected to be settled other than through product return and replacement, if a loss is probable and can be reasonably estimated. Product warranty expenses during fiscal 2011, 2010 and 2009 were not material.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

Research and development (“R&D”) expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools and computer hardware, subcontractor costs and device prototyping costs. The Company’s R&D activities are performed by highly-skilled and experienced engineers and technicians, and are primarily directed towards the design of new integrated circuits; the development of new software drivers, firmware and design tools and blocks of logic; and investment in new product offerings based on converging technology trends, as well as ongoing cost reductions and performance improvements in existing products. Costs for research and development activities are generally expensed in the period incurred.

Advertising Expense

Advertising costs are expensed in the period incurred and are not material to the results of operations in any of the periods presented.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average common shares outstanding during the period plus the dilutive effect (if any) of shares issuable through stock options and RSUs as estimated using the treasury stock method. Shares used in calculating basic and diluted net income (loss) per share are reconciled as follows (in thousands) :

For the Fiscal Years Ended February 28,	2011	2010	2009
Weighted average shares outstanding for basic net income (loss) per share	22,667	22,133	22,232
Dilutive effect of stock options and RSUs	441	—	—
Weighted average shares outstanding for diluted net income (loss) per share	23,108	22,133	22,232

For fiscal 2011, 2010 and 2009, stock options and RSUs covering approximately 3,367,000, 3,572,000 and 3,442,000 common shares, respectively, were excluded from the computation of diluted net income per share because their effects were anti-dilutive.

Business Combinations

The Company accounts for business combinations under the purchase method and allocates total purchase price for acquired businesses to the tangible and identified intangible assets acquired and liabilities assumed, based on estimated fair values. When a business combination includes the exchange of SMSC common stock, the value of the SMSC common stock was determined using the closing market price as of the date such shares were tendered to the selling parties. The excess purchase price over those fair values is recorded as goodwill. The fair values assigned to tangible and identified intangible assets acquired and liabilities assumed are based on management estimates and assumptions that utilize established valuation techniques appropriate for the semiconductor industry and each acquired business. A liability for contingent consideration, if applicable, is recorded at fair value as of the acquisition date. In determining the fair value of such contingent consideration, management estimates the amount to be paid based on probable outcomes and expectations on financial performance of the related acquired business. The fair value of contingent consideration is reassessed quarterly, with any change in expected value charged to results of operations. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in discount periods, discount rates and probabilities that contingencies will be met.

 Fair Value of Financial Instruments

The Company’s financial instruments are measured and recorded at fair value. The carrying amounts of the Company’s financial instruments approximate fair value due to their short maturities. Financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable and accrued expenses and other liabilities. The Company’s non-financial instruments (including: goodwill; intangible assets; and, property, plant and equipment) are measured at fair value when acquired or when there is an impairment charge recognized.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

This pronouncement requires disclosure regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered value hierarchy into which these assets and liabilities are grouped, based upon significant inputs as follows:

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Excess Tax Benefits from Stock-Based Compensation

The Company reported excess tax benefits from stock-based compensation of $0.3 million, $0.1 million and $0.5 million in the consolidated cash flow statements and $1.3 million, $0.6 million and $0.2 million in the consolidated statements of shareholders' equity for fiscal 2011, 2010 and 2009, respectively. The difference in these amounts is attributable to the method of adopting ASC 718 ("ASC 718") on March 1, 2006. Under the provisions of ASC 718, the Company elected to recognize stock-based compensation cost using the modified prospective transition method.  Under this method, the Company recognized stock-based compensation cost, including deferred taxes, for all employee stock-based instruments issued or vested after February 28, 2006.  No compensation cost or deferred taxes were recorded for employee stock-based instruments that vested on or before February 28, 2006. As a result, all tax benefits from employee stock-based instruments that vested on or before February 28, 2006 are recorded as an increase to additional paid-in capital. Excess tax benefits related to employee stock-based instruments issued or vested after February 28, 2006 result in an increase or decrease to additional paid-in capital or an increase to income tax expense based upon the difference between the amount of stock-based compensation cost reported on the tax return as compared to the consolidated financial statements and the cumulative balance of tax benefits recorded in additional paid-in capital.

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

3. FAIR VALUE MEASUREMENTS

The following table summarizes the composition of the Company’s investments at February 28, 2011 and 2010 (in thousands) :

				Classification on Balance Sheet
February 28, 2011	Cost	Gross Unrealized Losses	Aggregate Fair Value	Cash	Investments in equity securities	Long-Term Investments
Auction rate securities	$31,400	$(1,910)	$29,490	$—	$—	$29,490
Money market funds	134,007	—	134,007	134,007	—	—
	$165,407	$(1,910)	$163,497	$134,007	$—	$29,490

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				Classification on Balance Sheet
February 28, 2010	Cost	Gross Unrealized Losses	Aggregate Fair Value	Cash	Short-Term Investments	Long-Term Investments
Marketable equity securities	$143	$(44)	$99	$—	$—	$99
Auction rate securities	46,500	(3,642)	42,858	—	—	42,858
Short-term investments	30,500		30,500		30,500	—
Money market funds	87,108	—	87,108	87,108	—	—
	$164,251	$(3,686)	$160,565	$87,108	$30,500	$42,957

As of February 28, 2011, the Company held approximately $29.5 million (net of $1.9 million in gross unrealized losses) of investments in auction rate securities with maturities ranging from 10 to 30 years, all classified as available-for-sale. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of February 28, 2011, 100 percent of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies.

The cost basis and fair values of available-for-sale securities at February 28, 2011 by contractual maturity are shown below (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due in one year through five years	—	—
Due in five years through ten years	—	—
Due in ten through twenty years	12,100	11,432
Due in over twenty years	19,300	18,058
Total	$31,400	$29,490

Expected maturities of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

The following tables detail the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, including investments, equity securities, cash surrender value of life insurance policies and cash equivalents at February 28, 2011 and 2010 (in thousands):

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total Fair Value Value at 02/28/2010	Level 1	Level 2	Level 3
Assets
Auction rate securities	$29,490	$—	$—	$29,490
Money market funds	134,007	134,007	—	—
Other assets-cash surrender value	1,666	—	1,666	—
Total Assets	$165,163	$134,007	$1,666	$29,490

Liabilities:
Contingent consideration	$2,778	$—	$—	$2,778
Total Liabilities	$2,778	$—	$—	$2,778

	Total Fair Value at 02/28/2010	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$99	$99	$—	$—
Auction rate securities	42,858	—	—	42,858
Short-term investments	30,500	30,500	—	—
Money market funds	87,108	87,108	—	—
Other assets-cash surrender value	1,662	—	1,662	—
Total Assets	$162,227	$117,707	$1,662	$42,858

Liabilities:
Contingent consideration	$2,590	$—	$—	$2,590
Total Liabilities	$2,590	$—	$—	$2,590

At February 28, 2011 and 2010, the Company grouped money market funds using a Level 1 valuation because market prices are readily available. Level 2 financial assets and liabilities represent the fair value of cash surrender value of life insurance policies. The assets grouped for Level 3 valuation were auction rate securities consisting of AAA rated securities mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1. Level 3 liabilities consist of contingent consideration on acquisitions. See Note 15 — Commitments and Contingencies, for further discussion on contingent consideration arrangements, including fair value inputs.

When a determination is made to classify a financial instrument within Level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may consider some observable market inputs.

The following table reflects the activity for the Company’s major classes of assets and liabilities (contingent acquisition expense) measured at fair value using Level 3 inputs (in thousands):

Assets:	Quarter Ended February 28, 2011	Twelve Months Ended February 28, 2011
Balance at beginning of period	$29,831	$50,096
Transfers out to Level 2 and subsequently sold (Auction Rate Securities with market inputs)	—	(4,700)
Sales of Level 3 investments	(200)	(14,679)
Included in earnings (realized)	—	(2,959)
Unrealized gains (losses) included in accumulated other comprehensive income	(141)	1,732
Balance as of February 28, 2011	$29,490	$29,490

Liabilities:	Quarter Ended February 28, 2011	Twelve Months Ended February 28, 2011
Balance at beginning of period	$6,270	$2,590
Level 3 liabilities acquired	—	4,345
Total (gains) and losses:
Included in earnings (realized)	(3,580)	(4,206)
Unrealized losses included in accumulated other comprehensive income	88	49
Balance as of February 28, 2011	$2,778	$2,778

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The par (invested principal) value of the auction rate securities associated with failed auctions will not be accessible to the Company until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. In light of these liquidity constraints, the Company performed a valuation analysis to determine the estimated fair value of these investments. The fair value of these investments was based on a trinomial discount model. This model considers the probability of three potential occurrences for each auction event through the maturity date of the security. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include, but are not limited to, the security’s collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each security was then determined by summing the present value of the probability weighted future principal and interest payments determined by the model. The discount rate was determined using a proxy based upon the current market rates for successful auctions within the AAA-rated auction rate securities market. The expected term was based on management’s estimate of future liquidity. The illiquidity discount was based on the levels of federal insurance or FFELP backing for each security as well as considering similar preferred stock securities ratings and asset backed ratio requirements for each security.

As a result, as of February 28, 2011, the Company recorded an estimated cumulative unrealized loss of $1.8 million  (net of taxes of $0.1 million) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100 percent of the principal and accrued interest from the issuer. Further, the credit ratings of auction rate securities held by the Company remain at AAA levels. The Company continues to liquidate investments in auction rate securities as opportunities arise. In fiscal 2011, $15.1 million of such investments were liquidated at par in connection with issuer calls and redemptions.

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

4. BUSINESS COMBINATIONS

Symwave

On November 12, 2010 SMSC completed the acquisition of Symwave, Inc. (“Symwave”), a global fabless semiconductor company supplying high-performance analog/mixed-signal connectivity solutions utilizing proprietary technology, IP and silicon design capabilities. Symwave’s suite of SuperSpeed USB 3.0 compliant products and core technology can deliver up to 10 times the speed of USB 2.0 devices and target external storage, cellular phones, media players, camcorders, digital cameras and other applications requiring high-speed data transfer capabilities. End products based on Symwave’s storage controller were the industry’s first to achieve the USB-IF’s USB 3.0 certification in December 2009. Symwave is headquartered in Laguna Niguel, California, with design centers in San Diego, California and Shenzhen, China.  Symwave had approximately 90 employees, of which over 60 were in Asia. The functional currency of Symwave’s operations in the United States is the U.S. dollar (“USD”) and in China is the Chinese Yuan Renminbi (“CNY”).

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SMSC made an initial $5.2 million equity investment in Symwave in fiscal 2010, resulting in an equity stake of approximately 14 percent, and in fiscal 2011 provided $3.1 million in bridge financing to Symwave. At acquisition, the initial equity investment was revalued to $2.0 million and an impairment loss of $3.2 million was recorded within income from operations. The terms of the purchase agreement provide for quarterly cash payments to former Symwave shareholders upon achievement of certain revenue and gross profit margin goals. As a result, no cash was paid at acquisition and SMSC recorded a $3.1 million liability for contingent consideration. The fair value of the initial equity investment of $2.0 million was estimated by applying the income approach. That measure is based on significant inputs that are unobservable in the market, and are therefore level 3 inputs. Key assumptions include a discount rate of 15 percent and a probability-adjusted level of quarterly revenues and gross profit margins.

The following table summarizes the components of the purchase price at fair value (in millions):

Fair value of initial investment in Symwave	$2.0
Assumption of liability for overdue accounts payable	4.1
Assumption of liability for notes payable	3.2
Liability for contingent consideration	3.1
$12.4

The following table summarizes the allocation of the purchase price at fair value (in millions):

Cash and cash equivalents	$1.5
Inventories	3.4
Accounts receivable	3.3
Other current assets	0.3
Fixed assets	2.0
Customer relationships	0.3
Trade name	0.2
Technology	3.6
Goodwill (all non-deductible for tax purposes)	1.5
Deferred tax assets	1.7
Accounts payable and accrued liabilities	(5.4)
$12.4

The results of Symwave’s operations subsequent to November 12, 2010 have been included in the Company’s consolidated results of operations. In fiscal 2011, Symwave contributed $7.4 million in revenue.

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

Pro forma financial information for the fiscal years ended February 28, 2011 and 2010 is presented in the following table (in thousands):

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended February 28,
	2011	2010
	(unaudited)

Sales and revenues	$413,918	$308,936
Net income (loss)	$5,863	$(19,445)

During the fourth quarter of fiscal 2011 the Company initiated a plan to reduce costs and investments, including reducing investment in the former Symwave business (see Note 12 — Restructuring).
STS

On June 14, 2010 SMSC acquired Wireless Audio IP B.V. ("STS"), a fabless designer of plug-and-play wireless solutions for consumer audio streaming applications, including home theater, headphones, LED TVs, PCs, gaming and automotive entertainment. Customers include many of the industry's leading consumer and PC brands. STS' robust, low latency digital audio baseband processor and integrated module solutions are highly complementary to SMSC's Kleer wireless audio products. The majority of STS’ net assets are located in the Netherlands and Singapore, and the functional currency of STS’operations in the Netherlands is the Euro and in Singapore is the Singapore dollar.

The following table summarizes the components of the purchase price at fair value (in millions):

Cash	$22.0
Liability for contingent consideration	1.2
$23.2

The following table summarizes the allocation of the purchase price at fair value (in millions) :

Cash and cash equivalents	$0.1
Inventories	0.2
Other current assets	0.1
Fixed assets	0.3
Customer relationships	3.9
Trade name	0.3
Technology	4.2
Goodwill (all non-deductible for tax purposes)	19.4
Other long-term assets	0.1
Accounts payable and accrued liabilities	(2.5)
Other long-term liabilities	(1.1)
Deferred tax liabilities	(1.8)
$23.2

The results of STS’ operations subsequent to June 14, 2010 have been included in the Company’s consolidated results of operations. The acquisition of STS was not significant to the Company’s consolidated results of operations for fiscal 2011.

Kleer

On February 16, 2010 SMSC acquired substantially all the assets and certain liabilities of Kleer Corporation and Kleer Semiconductor Corporation (collectively “Kleer”), a designer of high quality, interoperable wireless audio technology addressing headphones and earphones, home audio/theater systems and speakers, portable audio/media players and automotive sound systems. This transaction brings a robust, high-quality audio and low-power radio frequency capability that will allow consumer and automotive OEMs to integrate wireless audio technology into portable audio devices and sound systems without compromising high-grade audio quality or battery life. The majority of Kleer’s net assets are located in Luxembourg, and the functional currency of Kleer’s operations is the US Dollar.  Kleer technology provides a natural extension to SMSC’s consumer and automotive connectivity portfolio. This technology extends our ability to service our OEM customers with a broad portfolio of solutions.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the components of the purchase price at fair value (in millions) :

Cash	$5.5
Liability for contingent consideration	0.8
$6.3

The following table summarizes the allocation of the purchase price at fair value (in millions) :

Cash and cash equivalents	$0.3
Accounts receivable	0.2
Inventories	0.6
Customer relationships	0.5
Trade name	0.7
Technology	1.8
Goodwill (of which $2.4M is tax-deductible)	2.5
Accounts payable and accrued liabilities	(0.3)
$6.3

 The results of Kleer’s operations subsequent to February 16, 2010 have been included in the Company’s consolidated results of operations. The acquisition of Kleer was not significant to the Company’s fiscal 2010 consolidated results of operations.

K2L

On November 5, 2009, the Company (through its wholly-owned subsidiary, SMSC Europe GmbH) completed the acquisition of 100 percent of the outstanding shares of K2L GmbH (“K2L”), a privately held company located in Pforzheim, Germany that specializes in software development and systems integration support services for automotive networking applications, including MOST®-based systems. The majority of K2L’s net assets, including goodwill, are located in Germany, and the functional currency of K2L’s operations in Germany is the Euro. This acquisition significantly expands SMSC’s automotive engineering capabilities by adding an assembled workforce of approximately 30 highly skilled engineers and other professionals, in close proximity to SMSC’s current automotive product design center in Karlsruhe, Germany.

The following table summarizes the components of the purchase price at fair value (in millions):

Cash	$5.9
SMSC common stock (53,236 shares)	1.0
Liability for contingent consideration	2.0
$8.9

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the allocation of the purchase price at fair value (in millions):

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

Tallika

On September 8, 2009, the Company completed its acquisition of certain assets of Tallika Corporation and 100 percent of the outstanding shares of Tallika Technologies Private Limited (collectively, “Tallika”), a business with a team of approximately 50 highly skilled engineers operating from design centers in Phoenix, Arizona and Chennai, India, respectively. The Company expects this acquisition will add to SMSC’s research and development know-how, notably with respect to its software development capabilities. The Tallika and SMSC teams have previously collaborated on various projects including transceiver development, chip design and pre-silicon verification. This acquisition significantly expands SMSC’s engineering, design and software development capabilities by adding an assembled workforce of approximately 50 highly skilled engineers into SMSC’s operations. A significant portion of Tallika’s net assets, including goodwill, are located in India, and the functional currency of Tallika’s Chennai, India based operation is the Rupee.

The following table summarizes the components of the purchase price at fair value (in millions):

Cash	$2.1
SMSC common stock (57,201 shares)	1.3
$3.4

The following table summarizes the allocation of the purchase price at fair value (in millions):

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. NON-CONTROLLING EQUITY INVESTMENTS

Eqcologic

On November 23, 2010, SMSC invested $2.0 million in EqcoLogic, N.V. (“EqcoLogic”), a Belgian corporation based in Brussels, Belgium. EqcoLogic is a developmental-stage company in the field of high speed and bidirectional data transmission. SMSC holds approximately 18.0 percent of the total outstanding equity of EqcoLogic on a fully diluted basis.

Canesta

During fiscal 2010, SMSC invested $2.0 in Canesta, a privately held developer of three-dimensional motion sensing systems and devices. Canesta entered into an asset purchase agreement with Microsoft, pursuant to which Microsoft acquired substantially all of the assets of Canesta. On November 30, 2010, SMSC received $2.2 million in cash and an additional $0.1 million on January 27, 2011 from Canesta pursuant to its asset purchase agreement with Microsoft (approximately $0.8 million in additional distributions will be held in escrow for 12 months until all of the obligations of Canesta have been satisfied). As a result, the Company recorded a gain of $0.3 million in fiscal 2011.

Symwave

SMSC made an initial $5.2 million equity investment in Symwave in fiscal 2010, resulting in an equity stake of approximately14 percent. On November 12, 2010 the Company completed its acquisition of Symwave (see Note 4 — Business Combinations).

6. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit for fiscal 2011 consists of the following (in thousands):

Fiscal Year Ended February 28, 2011	Analog/Mixed Signal	Wireless	AIS	Total

Balance, beginning of year	$31,839	$3,278	$71,597	$106,714
Accumulated impairment losses	—	—	(52,300)	(52,300)
	31,839	3,278	19,297	54,414
Goodwill adjustments	—	(787)	—	—
Goodwill acquired	1,497	19,400	—	20,110
Foreign exchange rate impact	57	2,640	52	2,749

Balance, end of year	33,393	24,531	71,649	129,573
Accumulated impairment	—	—	(52,300)	(52,300)
	$33,393	$24,531	$19,349	$77,273

 As of February 28, 2011 and February 28, 2010, the Company’s identifiable intangible assets consisted of the following (in thousands):

	As of February 28, 2011		As of February 28, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Technologies	$48,151	$32,353	$42,767	$26,675
Customer relationships and contracts	18,291	10,268	13,900	7,368
Other	2,096	642	2,132	670
Total – finite-lived intangible assets	68,538	43,263	58,799	34,713
Trademarks and trade names	6,470	—	6,409	—
	$75,008	$43,263	$65,208	$34,713

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Existing technologies have been assigned estimated useful lives of between six and nine years, with a weighted-average useful life of approximately eight years. Customer relationships and contracts have been assigned useful lives of between one and fifteen years, with a weighted-average useful life of approximately seven years. Certain trade names related to acquired businesses are amortized over a period of one year.

Total amortization expense recorded for finite-lived intangible assets was as follows (in thousands):

For the fiscal year ended February 28,	2011	2010	2009
Amortization expense	$8,465	$6,311	$6,308

Estimated future finite-lived intangible asset amortization expense is as follows (in thousands):

Period	Amount
Fiscal 2012	$8,731
Fiscal 2013	$7,902
Fiscal 2014	$2,674
Fiscal 2015	$2,153
Fiscal 2016 and thereafter	$3,814
$25,274

7. OTHER BALANCE SHEET DATA

Other balance sheet data is as follows (in thousands):

As of February 28,	2011	2010
Inventories:
Raw materials	$2,413	$1,442
Work-in-process	14,329	15,924
Finished goods	30,490	27,008
	$47,232	$44,374
Property, plant and equipment:
Land	$578	$578
Buildings and improvements	36,164	38,606
Machinery and equipment	133,778	119,241
	170,520	158,425
Less: Accumulated depreciation and amortization	(103,138)	(91,623)
	$67,382	$66,802
Accrued expenses, income taxes and other liabilities:
Employee compensation, incentives and benefits	$15,910	$15,086
Stock appreciation rights	28,259	14,579
Supplier financing – current	4,934	4,274
Restructuring charges (see Note 12)	2,821	1,091
Accrued rent obligations	2,944	2,959
Income taxes payable	2,545	2,261
Other	15,046	8,174
	$72,459	$48,424
Other liabilities:
Retirement benefits	$8,799	$8,349
Income taxes	5,225	5,230
Supplier financing – non-current	5,406	7,153
Other	2,439	2,212
	$21,869	$22,944

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of February 28, 2011, the Company has repurchased approximately 4.5 million shares of its common stock at a cost of $101.4 million under this program, including 1.1 million shares repurchased at a cost of $28.5 million in fiscal 2009. There was no share repurchase activity in fiscal 2010 or fiscal 2011, except for withholding for the vesting of restricted stock awards in fiscal 2011.

The Company withheld 4,217 and 8,384 shares at a cost of $0.1 million and $0.2 million in the three and twelve month periods ended February 28, 2011, respectively, as part of an ongoing program to fund employee tax withholdings required on restricted shares vesting each period..

9. OTHER (EXPENSE) INCOME, NET

The components of the Company’s other (expense) income, net for the fiscal years ended February 28, 2011, 2010 and 2009, were as follows (in thousands) :

	2011	2010	2009
Realized and unrealized foreign currency transaction (losses) gains	$(493)	$(551)	$2,531
Other miscellaneous income, net	245	37	157
	$(248)	$(514)	$2,688

10. INCOME TAXES

Income before income taxes consists of (in thousands):`

	2011	2010	2009
Income (loss) from domestic operations	$29,252	$(3,926)	$5,189
Loss from foreign operations	(10,347)	(9,757)	(55,787)
	$18,905	$(13,683)	$(50,598)

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for (benefit from) income taxes included in the consolidated statements of operations consists of the following (in thousands):

For the Years Ended February 28,	2011	2010	2009
Current
Federal	7,689	$4,021	$220
Foreign	1,847	(152)	1,438
State	181	292	458
	9,717	4,161	2,116
Deferred	(1,439)	(9,866)	(3,305)
	$8,278	$(5,705)	$(1,189)

The items accounting for the difference between the provision for (benefit from) income taxes computed at the U.S. federal statutory rate and the Company’s provision for (benefit from) income taxes are as follows (in thousands):

For the Years Ended February 28,	2011	2010	2009
Provision for income taxes computed at U.S. federal statutory tax rate	$6,617	$(4,789)	$(17,709)
State taxes, net of federal benefit	73	99	503
Differences between foreign and U.S. income tax rates	1,448	910	(328)
Foreign losses not benefitted	4,075	—	—
Tax-exempt income	(154)	(222)	(1,287)
Adjustments to prior years’ taxes	323	(10)	(129)
Tax credits and incentives	(2,256)	(1,309)	(1,928)
Goodwill Impairment	—	—	18,305
Equity-based compensation	250	250	336
Nondeductible executive compensation	397	237	—
Release of unrecognized tax benefits	(2,106)	(973)	(517)
Acquisition costs	(1,133)	—	—
Other	744	102	909
	$8,278	$(5,705)	$(1,189)

For fiscal years  2010 and 2009 certain items were reclassified for presentation purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as tax attributes. The components of the Company’s deferred income taxes are as follows (in thousands) :

As of February 28,	2011	2010
Reserves and accruals not currently deductible for income tax purposes	$42,673	$35,657
Inventory valuation	2,864	2,380
Restructuring costs	569	370
Equity Investment Impairment	1,123	—
Purchased in-process technology	11	214
Research & development tax credit carryforwards	—	3,566
Net operating losses	5,769	2,555
Other, net	—	1,348
Sub-Total deferred tax assets	53,009	46,090
Less valuation allowance	(8,036)	(4,142)
Net deferred tax assets	$44,973	$41,948
Intangible asset amortization	(7,170)	(7,745)
Property, plant and equipment depreciation	(4,419)	(3,807)
Other, net	(1,243)	—
Total deferred tax liabilities	(12,832)	(11,552)
Net deferred tax assets	$32,141	$30,396

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has net New York State tax credit carryforwards in fiscal 2011 and 2010 of $0.8 million and $0.7 million and valuation allowances of $0.0 million and $0.1 million respectively. The credit carryforwards expire at various dates from fiscal 2012 through fiscal 2025. The Company also has various net state tax credit carryforwards in fiscal 2011 of $3.9 million with a valuation allowance of $3.2 million. These credit carryforwards expire at various dates from fiscal 2017 through fiscal 2028 and certain credits can be utilized without limitation.  The Company has foreign net operating losses of $5.8 million with a valuation allowance of $4.1 million.

The Company’s unremitted earnings of our international subsidiaries are permanently reinvested overseas; as such, it is not practical to reasonably estimate the deferred tax liability on these permanently reinvested earnings.

The Company accrues interest and penalties associated with unrecognized tax benefits in income tax expense in its consolidated statements of operations. The net expense for interest and penalties reflected in the consolidated statements of operations was approximately $0.1 million for each of the fiscal years ended February 28, 2011, 2010, and, 2009. The total accrued interest and penalties reflected as of February 28, 2011 is $0.6 million.

As of February 28, 2011 the unrecognized tax benefits, excluding interest and penalties, that would affect the effective tax rate if recognized would have been $2.5 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Balance at March 1, 2008	$3,808
Additions based on tax positions related to the current year	337
Additions for tax positions of prior years	1,061
Reductions for tax positions due to lapse of statutes of limitations	(422)
Balance at February 28, 2009	$4,784
Additions based on tax positions related to the current year	550
Additions for tax positions of prior years	13
Reductions for tax positions due to lapse of statutes of limitations	(783)
Balance at February 28, 2010	$4,564
Additions based on tax positions related to the current year	182
Additions for tax positions of prior years	968
Reductions for tax positions due to lapse of statutes of limitations	(1,727)
Balance at February 28, 2011	$3,987

Included in additions for the tax positions of prior years, is $0.8 million of unrecognized tax benefits attributable to non U.S. acquisitions related matters.

The Company’s primary tax jurisdiction is the United States. Tax returns open for examination are for fiscal 2008 and subsequent years. It is reasonably expected that the amount of unrecognized tax benefits will change in the next 12 months, but we do not expect that change to have a material impact on our financial position or results of operations.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. TECHNOLOGY AND PATENT LICENSE AGREEMENTS WITH INTEL CORPORATION

In 1987, the Company and Intel Corporation (“Intel”) entered into an agreement providing for, among other things, a broad, worldwide, non-exclusive patent cross-license, covering manufacturing processes and products, thereby providing each company access to the other’s current and future patent portfolios.

In September 2003, the Company and Intel announced that they had enhanced their intellectual property and business relationship. The companies agreed to collaborate on certain future Input/Output (I/O) and sensor products, and Intel agreed to use the Company’s devices on certain current and future generations of Intel products. In addition, the Company agreed to limit its rights, under its 1987 patent cross-license with Intel, to manufacture and sell Northbridge products and Intel Architecture Microprocessors on behalf of third parties. The companies also terminated an Investor Rights Agreement between them, which had been entered into in connection with Intel’s 1997 acquisition of 1.5 million shares of the Company’s common stock. Under this agreement, Intel had certain information, corporate governance and other rights with respect to the activities of the Company.

In consideration of this relationship, Intel agreed to pay to the Company an aggregate amount of $75 million.  Payments totaling $66 million were received prior to fiscal 2009. A total of $9.0 million was received and recognized as intellectual property revenue in equal installments in the first, second and third quarters of fiscal 2009. Payments pursuant to this agreement ceased with receipt of the final payment in the third quarter of fiscal 2009.

12. RESTRUCTURING

 During the fourth quarter of fiscal 2011 the Company initiated a plan to reduce costs and investments in certain businesses.  As a result, approximately 80 positions worldwide, including approximately 50 positions at its subsidiary in Shenzhen China, were eliminated as part of the plan to substantially reduce investment in storage solutions acquired as part of the Symwave acquisition.

The remaining positions eliminated consist of certain administrative positions, certain positions in its subsidiary in Canada as part of its plan to converge the wireless audio products roadmap from the Kleer and STS acquisitions and to rationalize worldwide resources working on wireless audio products, and certain engineering positions. Costs incurred as result of this action will result in cash payments to be made in the first quarter of fiscal year 2012.

In the second quarter of fiscal 2011, the Company initiated a restructuring plan for severance and termination benefits for 9 employees. The Company expects the payments on these obligations to be completed in the third quarter of fiscal year 2012.

In the fourth quarter of fiscal 2010, the Company initiated a restructuring plan for severance and termination benefits for 5 employees. The Company expects the payments on these obligations to be completed in the first quarter of fiscal year 2012.

In the second quarter of fiscal 2010, the Company announced a plan to reduce its workforce by sixty-four employees in connection with the relocation of certain of its test floor activities from Hauppauge, New York to third party offshore facilities (Sigurd Microelectronics Corporation) in Taiwan. The Company expects the payments on these obligations to be completed in the first quarter of fiscal year 2012.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to the accrual for restructuring charges for the fiscal year ended February 28, 2011 (in thousands):

	Balance as of March 1, 2010	Severance & Benefits Charges	Assets Impairment	Payments	Reclasses	Non-Cash Items	Balance as February 28, 2011
Q4 Fiscal 2009 Restructuring Plan	$210	$—	$—	$(212)	$—	$4	$2
Q2 Fiscal 2010 Restructuring Plan	101	—	—	(86)	—	—	15
Q4 Fiscal 2010 Restructuring Plan	780	822	—	(1,440)	(24)	(111)	27
Q2 Fiscal 2011 Restructuring Plan	—	348	—	—	—	—	348
Q4 Fiscal 2011 Restructuring Plan	—	2,489	1,044	—	—	(1,104)	2,429
Balance as of February 28, 2011	$1,091	$3,659	$1,044	$(1,738)	$(24)	$(1,211)	$2,821

The following table summarizes the activity related to the accrual for restructuring charges for the fiscal year ended February 28, 2010 (in thousands) :

	Balance as of March 1, 2009	Severance & Benefits Charges	Assets Impairment	Payments	Reclasses	Non-Cash Items	Balance as February 28, 2010

Q4 Fiscal 2009 Restructuring Plan	$5,835	$221	$—	$(4,992)	$(301)	$(103)	$210
Q2 Fiscal 2010 Restructuring Plan	—	924	336	(823)	—	(336)	101
Q4 Fiscal 2010 Restructuring Plan	—	642	—	—	—	138	780
Balance as of February 28, 2010	$5,835	$1,787	$336	$(5,815)	$(301)	$(301)	$1,091

13. BENEFIT AND INCENTIVE PLANS (INCLUDING SHARE-BASED PAYMENTS)

The Company has several stock-based compensation plans in effect under which incentive stock options and non-qualified stock options (collectively “stock options”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and stock appreciation rights have been granted to employees and directors. In July 2009, the stockholders approved the 2009 Long Term Incentive Plan (the “LTIP”). The Company has ceased issuing stock options and restricted stock awards under previously established stock option and restricted stock plans, and has ceased issuing SARs, and instead is using the LTIP to issue stock options and RSUs. The Compensation Committee and management continue to evaluate means to effectively promote share ownership by employees and directors while offering industry-competitive compensation packages, including appropriate use of stock-based compensation awards.

Long Term Incentive Plan

Under the LTIP, the Compensation Committee of the Board of Directors is authorized to grant awards of stock options, restricted stock or restricted stock units, or other stock-based awards. The Committee is authorized under the LTIP to delegate its authority in certain circumstances. The purpose of this plan is to promote the interests of the Company and its shareholders by providing officers, directors and key employees with additional incentives and the opportunity, through stock ownership, to better align their interests with the Company’s and enhance their personal interest in its continued success. The maximum number of shares that may be delivered pursuant to awards granted under the LTIP is 1,000,000 plus: (i) any shares that have been authorized but not issued pursuant to previously established plans of the Company as of June 30, 2009, up to a maximum of an additional 500,000 shares; (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of June 30, 2009 and that subsequently expire unexercised, or are otherwise forfeited, up to a maximum of an additional 3,844,576 shares. The maximum number of incentive stock options that may be granted under the LTIP is 1,500,000. No participant may receive awards under the LTIP in any calendar year for more than 1,000,000 shares equivalents. As of February 28, 2011, awards amounting to 692,825 share equivalents may be granted under the LTIP.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee and Director Stock Option Plans

Under the Company’s various plans, the Compensation Committee of the Board of Directors had been authorized to grant options to purchase shares of common stock. Stock options under inducement plans were offered only to new employees, and all options were granted at prices not less than the fair market value on the date of grant. The grant date fair values of stock options are recorded as compensation expense ratably over the vesting period of each award, as adjusted for forfeitures of unvested awards. Stock options generally vest over four or five-year periods, and expire no later than ten years from the date of grant. Following shareholder approval of the LTIP, the Company ceased issuing awards under previously established stock option plans.

Stock option plan activity is summarized below (in thousands, except per share data):

	Fiscal 2011 Shares	Weighted Average Exercise Price per Share	Fiscal 2010 Shares	Weighted Average Exercise Price per Share
Options outstanding, beginning of year	3,480	$22.31	3,700	$22.40
Granted	423	$25.26	346	$19.64
Exercised	(523)	$18.81	(257)	$16.83
Canceled, forfeited or expired	(305)	$27.95	(309)	$24.93
Options outstanding, end of year	3,075	$22.75	3,480	$22.31
Options exercisable, end of year	1,976	$22.46	2,139	$22.06

The following table summarizes information relating to outstanding and exercisable options as of February 28, 2011 (shares in thousands):

Range of Exercise Prices	Weighted Average Remaining Lives	Options Outstanding	Weighted Average Exercise Prices	Options Exercisable	Weighted Average Exercise Prices
$10.56 - $17.62	4.8	860	$16.24	658	$16.34
$18.29 - $22.35	5.4	923	$20.49	635	$20.57
$22.40 - $30.19	7.2	773	$26.36	286	$27.33
$30.64 - $36.13	5.7	519	$32.15	397	$32.13
	5.8	3,075	$22.75	1,976	$22.46

The following table summarizes information relating to currently outstanding and exercisable options:

For the fiscal years ended February 28,	2011	2010	2009
Aggregate intrinsic value of options exercisable (in thousands)	$10,684	$2,718	$804
Total intrinsic value of options exercised (in thousands)	$4,016	$1,098	$1,304
Total intrinsic value of options vested (in thousands)	$6,084	$6,889	$7,681
Total remaining unrecognized compensation cost (in thousands)	$8,934	$11,623	$17,253
Compensation expense recognized (in thousands)	$5,589	$6,342	$7,018
Weighted average grant-date fair value per share	$10.98	$8.86	$9.36
Weighted average remaining contractual life of options exercisable (in years)	4.5	4.6	6.2
Weighted average period over which the cost is expected to be recognized (in years)	1.29	1.75	2.01

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock options granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Fiscal Years Ended
	February 28, 2011	February 28, 2010	February 28, 2009
Dividend yield	—	—	—
Expected volatility	44-47%	47-50%	49%
Risk-free interest rates	1.35%-2.58%	2.13%-2.48%	1.80% – 3.07%
Expected lives (in years)	5.02	5.01	4.88

Restricted Stock Awards/Restricted Stock Units

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

RSAs and RSUs activity for the twelve months ended February 28, 2011 and February 28, 2010 is set forth below (shares in thousands) :

	Fiscal 2011 Shares	Weighted Average Grant-Date Fair Value	Fiscal 2010 Shares	Weighted Average Grant-Date Fair Value
RSAs and RSUs outstanding, beginning of year	90	$25.42	143	$28.25
Granted	462	$23.11	18	$16.87
Canceled or expired	(81)	$18.55	(8)	$27.87
Vested	(47)	$29.26	(63)	$28.70
Restricted stock shares outstanding, end of year	424	$23.79	90	$25.42

 The following table summarizes information relating to RSAs and RSUs activity:

For the fiscal year ended February 28,	2011	2010	2009
Total pretax intrinsic value of shares vested (in thousands)	$1,167	$1,202	$3,155
Total fair value of shares vested (in thousands)	$1,361	$1,795	$3,198
Total pretax intrinsic value of all outstanding shares (in thousands)	$11,264	$1,762	$2,231
Total unrecognized compensation cost (in thousands)	$7,921	$1,238	$2,723
Weighted average period over which the unrecognized compensation cost is expected to be recognized (in years)	2.09	1.19	1.47
Weighted average grant-date fair value per share	$23.11	$16.87	$24.99

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The total unrecognized compensation cost related to SMSC’s stock appreciation rights plan is $18.9 million as of February 28, 2011. The weighted average period over which the cost is expected to be recognized is 1.10 years.

Activity under Plans is summarized below (shares in thousands) :

	Fiscal 2011 SARs	Weighted Average Exercise Prices per Share	Fiscal 2010 SARs	Weighted Average Exercise Prices per Share	Fiscal 2009 SARs	Weighted Average Exercise Prices per Share
SARs outstanding, beginning of year	4,766	$24.69	3,852	$27.22	2,711	$27.66
Granted	-	$-	1,399	$17.61	1,300	$26.23
Exercised	(229)	$17.29	(121)	$17.06	(61)	$24.02
Canceled or expired	(288)	$26.69	(364)	$26.72	(98)	$28.26
SARs outstanding, end of year	4,249	$24.96	4,766	$24.69	3,852	$27.22
SARs exercisable, end of year	2,600	$26.47	2,005	$26.58	1,356	$25.86

Activity under the Stock Appreciation Rights Plan is summarized below:

For the fiscal year ended February 28,	2011	2010	2009
Aggregate intrinsic value (in thousands)	$17,282	$5,125	$146
Total fair value of SARs vested (in thousands)	$9,802	$4,713	$3,024
Total cash paid in connection with SARs (in thousands)	$2,286	$485	$339
Compensation expense recognized (in thousands)	$15,937	$8,490	$2,392
Weighted average grant-date fair value per share	$-	$9.63	$5.49
Weighted average remaining contractual life of SARs outstanding (years)	6.5	7.5	7.8
Weighted average remaining contractual life of SARs exercisable (years)	5.9	7.8	6.8

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of SARs granted in connection with the Plans have been estimated utilizing the following assumptions:

Fiscal Years Ended
	February 28, 2011	February 28, 2010	February 28, 2009
Dividend yield	—	—	—
Expected volatility	37%-53%	41%-60%	44% – 52%
Risk-free interest rates	0.04%-2.76%	0.15%-2.83%	0.62% – 3.07%
Expected lives (in years)	0.02-5.62	0.50-6.20	0.71 – 6.47

Employee Stock Purchase Plan

The Company’s 2010 Employee Stock Purchase Plan (the “Purchase Plan”), effective November 1, 2010, provides for the issuance of up to 1,100,000 shares of common stock to eligible employees. The Purchase Plan provides for eligible employees to purchase whole shares of common stock at a price of 85% of the lesser of: (a) the fair market value of a share of common stock on the first date of the purchase period or (b) the fair market value of a share of common stock on the last date of the purchase period. Stock-based compensation expense for the Purchase Plan is recognized over the vesting period of six months on a straight-line basis. As of  February 28, 2011 the Company had 1,100,000 shares available for future grants and issuances under the Purchase Plan. The Company recognized expense of $0.2 million in fiscal 2011.

14. RETIREMENT BENEFIT PLANS

Supplemental Executive Retirement Plan

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) to provide senior management with retirement, disability and death benefits. The SERP’s retirement benefits were based upon the participant’s average compensation during the three-year period prior to retirement. An amendment to the SERP was executed on November 3, 2009, freezing the benefit level for existing participants as of February 28, 2010 and closing the SERP to new participants.

The following tables summarize changes in the SERP’s benefit obligation, the SERP’s plan assets and the SERP’s components of net periodic benefit costs, including key assumptions. The measurement dates for the SERP’s plan assets and obligations were February 28, 2011 and February 28, 2010 (in thousands):

For the Fiscal Years Ended February 28	2011	2010
Change in projected benefit obligation:
Beginning of year	$7,411	$7,307
Service cost – benefits earned during the year	—	311
Amendments/settlements/curtailments	—	(840)
Interest cost	412	443
Benefit payments	(740)	(652)
Actuarial loss	598	842
End of year	$7,681	$7,411
Accumulated benefit obligation	$7,681	$7,411
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	740	652
Benefits paid	(740)	(652)
Fair value of plan assets at end of year	$—	$—
Amounts recognized in the statement of financial position:
Current liabilities	$(740)	$(740)
Non-current liabilities	(6,941)	(6,671)
Pension liability at end of year	$(7,681)	$(7,411)
Amounts recognized in accumulated other comprehensive loss:
Net loss	608	9
Total amount recognized in accumulated other comprehensive income	608	9
Assumptions used in determining actuarial present value of benefit obligations:
Discount rate	4.75%	5.25%
Weighted average rate of compensation increase	—	—

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Years Ended February 28,	2011	2010	2009
Components of net periodic benefit costs:
Service cost – benefits earned during the year	$—	$311	$477
Interest cost on projected benefit obligation	412	443	438
Amortization of transition obligation	—	—	245
Net periodic pension expense	$412	$754	$1,160
Assumptions used to calculate periodic pension cost:
Discount rate	4.75%	5.25%	6.75%
Weighted average rate of compensation increase	—	—	—

The discount rate used in the Plan’s measurement is based upon a weighted average of high-quality long-term investment yields during the six-month period preceding the date of measurement.

Although the Plan is unfunded, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing benefits. The cash surrender value of these policies was approximately $1.7 million at February 28, 2011 and February 28, 2010.

Annual benefit payments and contributions under this plan are expected to be approximately $0.7 million in fiscal 2012 through fiscal 2014, respectively, and approximately $3.9 million cumulatively in fiscal 2015 through fiscal 2021.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize changes in the plan’s benefit obligation, the plan assets and components of net periodic benefit costs, including key assumptions. The measurement dates for the plan assets and obligations were February 28, 2011 and February 28, 2010 (in thousands) :

For the Fiscal Years Ended February 28,	2011	2010
Change in projected benefit obligation:
Beginning of year	$1,550	$1,586
Service cost – benefits earned during the year	244	138
Interest cost	18	14
Benefit payments	(193)	(402)
Other	127	214
End of year	$1,746	$1,550
Accumulated benefit obligation	$1,685	$1,372
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	193	402
Benefits paid	(193)	(402)
Fair value of plan assets at end of year	$—	$—
Amounts recognized in the statement of financial position:
Current liabilities	$(204)	$(187)
Non-current liabilities	(1,542)	(1,363)
Net amounts recognized	$(1,746)	$(1,550)
Amounts recognized in accumulated other comprehensive loss:
Net loss	51	63
Total amount recognized in accumulated other comprehensive income	$51	$63
Assumptions used in determining actuarial present value of benefit obligations:
Discount rate	1.25%	1.50%
Weighted average rate of compensation increase	3.00%	3.00%

For the Fiscal Years Ended February 28,	2011	2010	2009
Components of net periodic benefit costs:
Service cost – benefits earned during the year	$244	$138	$79
Interest cost on projected benefit obligation	18	14	26
Net periodic pension expense	$262	$152	$105
Assumptions used to calculate periodic pension cost:
Discount rate	1.25%	1.50%	1.75%
Weighted average rate of compensation increase	3.00%	3.00%	3.00%

The discount rate used in the Plan’s measurement is based upon an average of high-quality long-term investment yields in Japan. The weighted average rate of compensation increase reflects management’s current expectations of future compensation trends.

There are no benefit payments expected to be made by the plan in fiscal 2012. However, the plan as it pertains to non-director employees will be transitioned to a defined contribution plan over the next year, and SMSC Japan intends on funding $0.2 million of the accrued pension cost over the next year and transferring such amounts to the non-director employees defined contribution plan.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities and equipment under operating leases. The facility leases generally provide for the lessee to pay taxes, maintenance, and certain other operating costs of the leased property. At February 28, 2011 future minimum lease payments for non-cancelable lease obligations are as follows (in thousands) :

Minimum Lease Payments
2012	$5,105
2013	4,570
2014	2,670
2015	1,972
2016 and thereafter	8,670
Total minimum lease payments	$22,987

For all operating leases, the total rent expense was as follows (in thousands) :

For the fiscal year ended February 28,	2011	2010	2009
Rent expense	$4,947	$3,700	$3,600

Open Purchase Orders

As of February 28, 2011 the Company had approximately $11.2 million in obligations under open purchase orders. Open purchase orders represent agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including quantities to be purchased, pricing provisions and the approximate timing of the transactions. These obligations primarily relate to future purchases of wafers from foundries, assembly and testing services and manufacturing and design equipment.

Supplier Financing

During fiscal 2011 and 2010 the Company acquired $5.8 million and $12.7 million, respectively, of software and other tools used in product design, for which the suppliers provided payment terms. As of February 28, 2011, future supplier financing obligations are as follows (in thousands):

2012	$7,168
2013	5,260
2014	995
Total supplier financing obligations	$13,423

Contingent Consideration — Symwave Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price of Symwave at acquisition on November 12, 2010 at the estimated fair value of $3.1 million. The contingent consideration arrangement requires the Company to pay the former owners of Symwave an earnout amount equal to one times revenue (less certain agreed upon adjustments), depending on the achievement of certain revenue and gross profit margin performance goals, for each of the four quarterly periods from January 1, 2011 until December 31, 2011. No earnout payments shall be payable for any period after December 31, 2011. This liability was revalued to zero as of February 28, 2011 based on the likelihood of achieving the performance goals.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent Consideration — STS Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of STS. The contingent consideration arrangement requires the Company to pay the former owners of STS an earnout amount of $3.0 million for the period from January 1, 2011 until December 31, 2011 provided that revenue meets performance goals set forth in the purchase agreement. No earnout payments shall be payable for any period after December 31, 2011. This liability was revalued to zero as of February 28, 2011 based on the likelihood of achieving the performance goals.

Contingent Consideration — Kleer Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of Kleer. The maximum amount of contingent consideration that can be earned by the sellers was $2.0 million as set forth in the purchase agreement. This liability was revalued to zero as of February 28, 2011 based on the likelihood of achieving the performance goals.

Contingent Consideration — K2L Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of K2L. The maximum amount of contingent consideration that can be earned by the sellers is 2.1 million Euro. Fifty percent of the contingent consideration was earned in calendar year 2010 and fifty percent is available to be earned in 2011 based on the level of achievement of revenue as set forth in the purchase agreement. This liability was revalued to $2.8 million as of February 28, 2011. On March 31, 2011, 1.1 million Euro in stock and cash was paid to the former owners of K2L for calendar year 2010 performance targets.

The fair value of the contingent consideration arrangement was estimated by applying the income approach. That measure is based on significant inputs that are unobservable in the market, which is a Level 3 input. Key assumptions include a discount rate of 16 percent and a probability-adjusted level of annual revenues. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income.

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

On October 18, 2010, AFTG-TG, L.L.C. and Phillip M. Adams & Associates, L.L.C. (collectively, "Adams") filed a lawsuit in the United States District Court for the District of Wyoming (“District Court”) against the Company and other semiconductor companies. Adams' Complaint alleges that the Company's products infringe twelve patents related to floppy disk controllers and that the Company misappropriated trade secrets related to detecting computer-related defects. The Complaint seeks unspecified damages (including treble damages for willful infringement and disgorgement of profits), attorneys’ fees and injunctive relief. On December 3, 2010, the Company filed a Motion to Dismiss for failure to state a claim upon which relief may be granted or, in the alternative, for improper joinder. On March 17, 2011, the District Court granted the Company's motion in part, ruling that Adams' complaint failed to meet the minimum pleading requirements to sustain a claim against the Company. The District Court further ruled that it would dismiss Adams' complaint unless Adams files an amended complaint by March 31, 2011.  Adams did not file an amended complaint; instead on March 31, 2011, Adams filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. The Company intends to vigorously contest the appeal.  On April 11, 2011, the District Court dismissed Adams’ complaint against SMSC without prejudice.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SUPPLEMENTAL CASH FLOW DISCLOSURES

The information below summarizes the Company’s supplemental  cash flow disclosures (in thousands):

For the fiscal years ended February 28,	2011	2010	2009
Design tools acquired under supplier financing	$5,804	$12,747	$1,189
Cash payments made - federal, state, and foreign income taxes	$14,253	$3,291	$6,039

17. INDUSTRY SEGMENT, GEOGRAPHIC, CUSTOMER AND SUPPLIER INFORMATION

Industry Segment

Given the Company’s focus on developing products that can address multiple end markets, market demand for products that contain more than one element of SMSC’s technology solutions and the impact that these trends have had on the management of the Company’s business and internal reporting, the Company has concluded that it operates and reports as a single business segment — the design, development, and marketing of semiconductor integrated circuits.

Sales and Revenues by Geographic Region

The Company’s sales by country are based upon the geographic location of the customers who purchase the Company’s products. For product sales to electronic component distributors, their countries may be different from those of the end customers. The information below summarizes sales and revenues to unaffiliated customers by country (in thousands) :

For the Fiscal Years Ended February 28,	2011	2010	2009
China	$98,159	$82,593	$65,187
Taiwan	88,343	75,548	94,163
Japan	73,588	47,055	50,963
United States	33,853	21,665	28,791
Germany	28,197	20,852	28,207
Other	87,339	60,065	58,185
	$409,479	$307,778	$325,496

Significant Customers

From period to period, several key customers account for a significant portion of the Company’s sales and revenues. Sales and revenues from significant customers, stated as percentages of total sales and revenues, are summarized as follows:

For Fiscal Years Ended February 28,	2011	2010	2009
Avnet Asia	16%	12%	*
Yosun Industrial and Sertek	*	*	17%

*    Less than 10%

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Long-Lived Assets by Geographic Region

The Company’s net property, plant and equipment by geographic area consists of the following (in thousands):

As of February 28	2011	2010
United States and Canada	$58,601	$61,258
Germany	2,153	1,136
Japan and Other Asia Pacific	6,628	4,408
	$67,382	$66,802

Significant Suppliers

The Company does not operate a wafer fabrication facility. Three independent semiconductor wafer foundries in Asia currently supply substantially all of the Company’s devices in current production. In addition, substantially all of the Company’s products are assembled and tested by several independent subcontractors in Asia.

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

 The Company has purchased equipment, supplies and services from Delta and Rasco as follows (in thousands):

For the fiscal years ended February 28,	2011	2010	2009
Purchases from Delta	$362	$1,156	$671
Purchases from Rasco	$20	$35	$148

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data; the sum of the net income per share amounts may not total due to rounding)

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2011

	Quarter Ended
	May 31	Aug. 31	Nov. 30	Feb. 28
Sales and revenues	$97,159	$104,084	$107,025	$101,211
Gross profit	$51,795	$58,658	$55,755	$48,686
Income (loss) from operations	$1,802	$22,346	$(8,186)	$2,685
Net income (loss)	$627	$12,902	$(4,574)	$1,672
Net income (loss) per share:
Basic	$0.03	$0.57	$(0.20)	$0.07
Diluted	$0.03	$0.57	$(0.20)	$0.07
Weighted average shares outstanding:
Basic	22,481	22,606	22,679	22,897
Diluted	22,787	22,756	22,679	23,158

The Company’s stock-based compensation charges included in income from operations and net income by quarter are as follows (in thousands):

	Quarter Ended
	May 31	Aug. 31	Nov. 30	Feb. 28
Stock-based compensation charges	$7,922	$(5,216)	$19,064	$2,432

        Income from operations and net income for the three months ended February 28, 2011 included acquisition termination fee gain of $7.7 million, gain on revaluation of contingent acquisition liability of $3.6 million, intangible impairment charges associated with the Company’s acquisition of Symwave of $3.5 million and restructuring charges of $3.7 million.

       Income from operations and net income for the three months ended November 30, 2011 included impairment charges associated with the Company’s initial investment in Symwave of $3.2 million upon acquisition.

Fiscal 2010

	Quarter Ended
	May 31	Aug. 31	Nov. 30	Feb. 28
Sales and revenues	$62,479	$75,075	$87,236	$82,989
Gross profit	$27,712	$35,489	$45,016	$44,689
(Loss) income from operations	$(14,597)	$(10,056)	$9,439	$1,227
Net (loss) income	$(9,196)	$(6,534)	$6,806	$946
Net (loss) income per share:
Basic	$(0.42)	$(0.30)	$0.31	$0.04
Diluted	$(0.42)	$(0.30)	$0.30	$0.04
Weighted average shares outstanding:
Basic	21,901	22,054	22,239	22,349
Diluted	21,901	22,054	22,442	22,349

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

Schedule II — Valuation and Qualifying Accounts

For the Three Fiscal Years Ended February 28, 2011

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(in thousands)
Fiscal Year Ended February 28, 2011
Allowance for Doubtful Accounts	$464	$—	$—	$(139)		$325
Reserve for Product Returns	$150	$1,010	$—	$(974	)(a)	$186
Valuation Allowance on Net Deferred Taxes	$4,142	$4,427	$(533)	$—		$8,036
Fiscal Year Ended February 28, 2010
Allowance for Doubtful Accounts	$438	$26	$—	$—		$464
Reserve for Product Returns	$250	$198	$—	$(298	)(a)	$150
Valuation Allowance on Net Deferred Taxes	$5,835	$(485)	$(1,208)	$—		$4,142
Fiscal Year Ended February 29, 2009
Allowance for Doubtful Accounts	$438	$—	$—	$—		$438
Reserve for Product Returns	$345	$530	$—	$(625	)(a)	$250
Valuation Allowance on Net Deferred Taxes	$2,045	$1,396	$2,394	$—		$5,835

(a)	Represents sales value of expected returns of product from customers based on historical experience and recent trends.

INDEX TO EXHIBITS

Exhibit No	Description
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

10.5*
Amendment to Letter Agreement between Kris Sennesael and Standard Microsystems Corporation dated as of November 3, 2009 incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K  filed on November 9, 2009.

10.6*
Indemnity Agreement with Steven J. Bilodeau, Peter Dicks, Timothy P. Craig, Ivan T. Fritsch, James A. Donohue, Andrew M. Caggia, Christine King, Stephen C. McCluski, Dr. Kenneth Kin, Walter Siegel, David S. Smith, Joseph S. Durko, and Kris Sennesael incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on November 23, 2005.

10.7*	Letter Agreement with Walter Siegel dated as of November 3, 2009 incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on November 9, 2009.

10.8*	Letter Agreement with David Coller dated February 4, 2009 incorporated by reference to Exhibit 10.8 to the registrant’s Form 10-K filed on April 28, 2010.

10.9*	Amendment to Letter Agreement with David Coller dated February 4, 2009 incorporated by reference to Exhibit 10.9 to the registrant’s Form 10-K filed on April 28, 2010.

10.10*	Term Sheet for Relocation for David Coller incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-K filed on April 28, 2010.

10.11*	Letter Agreement with Roger Wendelken dated May 26, 2009 incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-K filed on April 28, 2010.

Exhibit No	Description
10.12*	Amendment to Letter Agreement with Roger Wendelken dated May 26, 2009 incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-K filed on April 28, 2010.

10.13*	Form of Sales Incentive Plan for Roger Wendelken for fiscal year 2011 filed herewith.

10.14*	Form of Sales Incentive Plan for Roger Wendelken for fiscal year 2012 and subsequent years incorporated by reference to the registrant's Form 8-K filed on April 15, 2011.

10.15*	1994 Director Stock Option Plan, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated May 31, 1995.

10.16*	2001 Director Stock Option Plan, incorporated by reference to Exhibit B to the registrant’s Proxy Statement dated July 11, 2001.

10.17*	Amendment to the 2001 Director Stock Option Plan, dated April 4, 2002, incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-K for the fiscal year ended February 28, 2002.

10.18*	Amendment to the 1994 Director Stock Option Plan, adopted July 14, 1998, incorporated by reference to information appearing on page 11 of the registrant’s Proxy Statement dated June 1, 1998.

10.19*	Retirement Plan for Directors, incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-K for the fiscal year ended February 28, 1995.

10.20*	Amendment to the Retirement Plan for Directors, incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-K for the fiscal year ended February 28, 2002.

10.21*	1993 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated May 25, 1993.

10.22*	2005 Supplemental Executive Retirement Plan, amended and restated as of January 1, 2008 incorporated by reference to Exhibit 10.1 to the registrants’ Form 8-K filed on November 7, 2008.

10.23*	Amendment No. 1 to the Standard Microsystems Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on November 9, 2009.

10.24*	Amendment No. 2 to the Standard Microsystems Corporation Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10.22 to the registrant’s Form 10-K filed on April 28, 2010.

10.25*	Standard Microsystems Corporation Severance Plan amended and restated as of November 3, 2009 incorporated by reference to Exhibit 10.23 to the registrant’s Form 10-K filed on April 28, 2010.

10.26*
Resolutions adopted October 31, 1994, amending the Retirement Plan for Directors and the Executive Retirement Plan, incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K for the fiscal year ended February 28, 1995.

10.27*	1994 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated May 26, 1994.

10.28*
Resolutions adopted January 3, 1995, amending the 1994, 1993 and 1989 Stock Option Plans and the 1991 Restricted Stock Plan, incorporated by reference to Exhibit 10.19 to the registrant’s Form 10-K for the fiscal year ended February 28, 1995.

10.29*	1996 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s proxy statement dated June 21, 1996 for Officers and Key Employees.

10.30*	1998 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated June 1, 1998.

Exhibit No	Description
10.31*	1999 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated June 9, 1999.

10.32*	2000 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated June 6, 2000.

10.33*	2001 Stock Option and Restricted Stock Plan for Officers and Key Employees, incorporated by reference to Exhibit C to the registrant’s Proxy Statement dated June 11, 2001.

10.34*
Resolutions adopted April 7, 2004, amending the 1999 and 2000 Stock Option Plans and the 2001 and 2003 Stock Option and Restricted Stock Plans, incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarterly period ended August 31, 2004.

10.35*
Standard Microsystems Corporation Plan for Deferred Compensation in Common Stock for Outside Directors as amended and restated, effective May 22, 2009 incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q filed on July 7, 2009.

10.36*	2002 Inducement Stock Option Plan, incorporated by reference to Exhibit 10.26 to the registrant’s Form 10-K for the fiscal year ended February 28, 2003.

10.37*	2003 Director Stock Option Plan, incorporated by reference to Exhibit C to the registrant’s Proxy Statement dated July 9, 2003.

10.38*	2003 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit B to the registrant’s Proxy Statement dated July 9, 2003.

10.39*	2003 Inducement Stock Option Plan, incorporated by reference to Exhibit 4.3 to the registrant’s Form S-8 filed September 15, 2003.

10.40*	2004 Employee Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on October 1, 2004.

10.41*	2004 Inducement Stock Option Plan, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 filed on July 17, 2005.

10.42*	2005 Director Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q filed on October 11, 2005.

10.43*
2005 Inducement Stock Option and Restricted Stock Plan of Standard Microsystems Corporation, as amended on September 9, 2005, incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on October 26, 2005.

10.44*
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

10.45*
Standard Microsystems Corporation 2006 Directors Stock Appreciation Rights Plan, as amended and restated on June 1, 2009, incorporated by reference to Exhibit 10.1 to the Registrant’s 10-Q filed on July 7, 2009.

Exhibit No	Description
10.46*	2006 Employee Stock Appreciation Rights Plan, as adopted on September 1, 2006, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on September 1, 2006.

10.47*	Amendment to Standard Microsystems Corporation 2006 Employee Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on April 30, 2008.

10.48*
April 9, 2007 Amendment to the 2005 Inducement Stock Option and Restricted Stock Plan of Standard Microsystems Corporation incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-K filed on April 30, 2007.

10.49*
Amendment to 2005 Inducement Stock Option Plan and Restricted Stock Plan of Standard Microsystems Corporation, incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on April 30, 2008.

10.50*	Standard Microsystems Corporation 2009 Long Term Incentive Plan incorporated by reference to Attachment A to the Registrant’s Proxy Statement for its 2009 Annual Meeting of shareholders.

10.51*	Form of stock option agreement for the Standard Microsystems 2009 Long Term Incentive Plan incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on July 14, 2009.

10.52*
Form of restricted stock unit agreement for the Standard Microsystems Corporation 2009 Long Term Incentive Plan incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q filed on January 7, 2010.

10.53*	Resolution adopted to modify compensation provided to non-employee directors, dated December 21, 2004, incorporated by reference to Item 1.01 in the registrant’s Form 8-K filed on December 23, 2004.

10.54
Standard Microsystems Corporation Selected Officer Management Incentive Plan, amended and restated effective September 29, 2010, incorporated by reference to the registrant’s Form 10-Q filed on October 5, 2010.

10.55
Standard Microsystems Corporation Management Incentive Plan, amended and restated effective September 29, 2010, incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q filed on October 5, 2010.

10.56
Agreement and Plan of Merger among Standard Microsystems Corporation, SMSC Sub, Inc., and Gain Technology Corporation, dated April 29, 2002, incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed on June 19, 2002.

10.57
Share Purchase Agreement by and among Standard Microsystems Corporation, SMSC GmbH and the Shareholders of OASIS Silicon Systems Holding AG, dated March 30, 2005, incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed on April 5, 2005.

21.	Subsidiaries of the Registrant filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*           Indicates a management or compensatory plan or arrangement.