Form 10-Q
period 2011-05-31
STANDARD MICROSYSTEMS CORP
filed 2011-06-30
CIK 93384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2011

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

As of May 31, 2011 there were 23,166,811 shares of the registrant’s common stock outstanding.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

Table to Contents

PART I

Item 1. — Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 31, 2011	February 28, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$125,929	$170,387
Accounts receivable, net	76,739	64,714
Inventories	54,095	47,232
Deferred income taxes, net	17,884	31,156
Other current assets	18,810	8,047
Total current assets	293,457	321,536
Property, plant and equipment, net	67,442	67,382
Goodwill	117,887	77,273
Intangible assets, net	39,655	31,745
Long-term investments, net	29,336	29,490
Investments in equity securities	2,042	2,042
Deferred income taxes, net	6,834	6,074
Other assets	3,938	3,550
TOTAL ASSETS	$560,591	$539,092

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,436	$27,171
Deferred income from distribution	21,667	16,167
Accrued expenses and other liabilities	68,671	72,459
Total current liabilities	120,774	115,797
Deferred income taxes	5,374	4,519
Other liabilities	23,769	21,869

Commitments and contingencies
Shareholders’ equity:
Preferred stock	-	-
Common stock	2,769	2,749
Additional paid-in capital	365,265	359,790
Retained earnings	133,468	127,291
Treasury stock, at cost	(101,837)	(101,411)
Accumulated other comprehensive income	11,009	8,488
Total shareholders’ equity	410,674	396,907
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$560,591	$539,092

See Accompanying Notes to Condensed Consolidated Financial Statements

Table to Contents

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended May 31,
	2011	2010
	(Unaudited)
Sales and revenues	$103,495	$97,159
Costs of goods sold	47,710	45,364
Gross profit on sales and revenues	55,785	51,795
Operating expenses:
Research and development	24,527	23,819
Selling, general and administrative	23,246	25,353
Restructuring charges	343	821
Income from operations	7,669	1,802

Interest income	118	144
Interest expense	(38)	(29)
Other income (expense), net	142	(156)
Income before income taxes	7,891	1,761

Provision for income taxes	1,714	1,134
Net income	$6,177	$627

Net income per share:
Basic	$0.27	$0.03
Diluted	$0.26	$0.03

Weighted average common shares outstanding:
Basic	23,059	22,481
Diluted	23,557	22,787

See Accompanying Notes to Condensed Consolidated Financial Statements

Table to Contents

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended May 31,
	2011	2010
	(Unaudited)
Cash flows (used in) provided by operating activities:
Net income	$6,177	$627
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,095	5,688
Foreign exchange (gain) loss	(115)	927
Excess tax benefits from stock-based compensation	(85)	(64)
Stock-based compensation	3,113	7,739
Deferred income taxes	12,842	(3,714)
Losses on sales of property, plant and equipment	-	47
Non cash restructuring charges	73	-
(Recoveries of) provision for sales returns and allowances	(92)	239
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(10,960)	(7,536)
Inventories	(5,586)	2,045
Accounts payable, accrued expenses and other liabilities	(6,008)	(596)
Deferred income from distribution	5,500	4,642
Accrued restructuring charges	(1,783)	(760)
Income taxes receivable and payable	(12,841)	3,153
Other changes, net	972	(382)
Net cash (used in) provided by operating activities	(1,698)	12,055
Cash flows from investing activities:
Capital expenditures	(3,030)	(3,174)
Acquisition of business, net of cash acquired (BridgeCo)	(40,968)	-
Purchases of short-term and long-term investments	-	(14,900)
Sales and maturities of short-term and long-term investments	175	21,400
Net cash (used in) provided by investing activities	(43,823)	3,326
Cash flows from financing activities:
Excess tax benefits from stock-based compensation	85	64
Proceeds from issuance of common stock	2,064	3,316
Purchases of treasury stock	(426)	-
Repayments of obligations under supplier financing arrangements	(1,414)	(1,190)
Net cash provided by financing activities	309	2,190
Effect of foreign exchange rate changes on cash and cash equivalents	754	(1,372)
Net (decrease) increase in cash and cash equivalents	(44,458)	16,199
Cash and cash equivalents at beginning of year	170,387	109,141
Cash and cash equivalents at end of year	$125,929	$125,340

See Accompanying Notes to Condensed Consolidated Financial Statements

Table to Contents

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures of Standard Microsystems Corporation and subsidiaries (“SMSC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), reflecting all adjustments (consisting only of normal, recurring adjustments) which in management’s opinion are necessary to present fairly the Company’s financial position as of May 31, 2011, results of operations for the three-month periods ended May 31, 2011 and 2010 and cash flows for the three-month periods ended May 31, 2011 and 2010 (collectively, including accompanying notes and disclosures, the “Interim Financial Statements”). The February 28, 2011 balance sheet information has been derived from audited financial statements, but does not include all information or disclosures required by U.S. GAAP.

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

These Interim Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended February 28, 2011 included in the Company’s Annual Report on Form 10-K, as filed on April 19, 2011 with the SEC (the “Fiscal 2011 Form 10-K”).

Results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year or any future periods.

2. Recent Accounting Standards

In December 2010, the FASB issued Accounting Standards Update 2010 - 29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010 - 29”), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The new disclosures required by ASU 2010 – 29 were adopted by SMSC beginning in the first quarter of fiscal 2012. The adoption of ASU 2010 - 29 did not have a material effect on our consolidated financial statements.

Table to Contents

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Fair Value of Financial Instruments

The Company’s financial instruments are measured and recorded at fair value. The Company’s non-financial instruments (including: goodwill; intangible assets; property, plant and equipment are measured at fair value when initially recorded for purchase accounting allocation and when an impairment charge is recognized. Contingent consideration on acquisitions is measured at fair value at each reporting period. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, management considers the principal or most advantageous market in which the Company would transact, and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

The following table details the fair value measurements within the three levels of fair value hierarchy under US GAAP of the Company’s financial assets and liabilities, including investments, equity securities, cash surrender value of life insurance policies, contingent consideration and cash equivalents at May 31 , 2011 (in thousands):

	Total Fair Value	Level 1	Level 2	Level 3

Assets:
Auction rate securities	$29,336	$-	$550	$28,786
Money market funds	57,140	57,140	-	-
Other assets-cash surrender value	1,666	-	1,666	-
Total Assets	$88,142	$57,140	$2,216	$28,786

Liabilities:
Contingent consideration	$10,205	$-	$-	$10,205
Total Liabilities	$10,205	$-	$-	$10,205

Table to Contents

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, including investments, equity securities, cash surrender value of life insurance policies and cash equivalents at February 28, 2011 ( in thousands ):

	Total Fair Value	Level 1	Level 2	Level 3

Assets:
Auction rate securities	$29,490	$-	$-	$29,490
Money market funds	134,007	134,007	-	-
Other assets-cash surrender value	1,666	-	1,666	-
Total Assets	$165,163	$134,007	$1,666	$29,490

Liabilities:
Contingent consideration	$2,778	$-	$-	$2,778
Total Liabilities	$2,778	$-	$-	$2,778

At February 28, 2011 and May 31, 2011, the Company grouped money market funds and equity securities using a Level 1 valuation because market prices were readily available. Level 2 financial assets and liabilities represent the fair value of cash surrender value of life insurance and auction rate securities that have been redeemed at par subsequent to the reporting date.

The assets grouped for Level 3 valuation included auction rate securities consisting of AAA rated securities mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1. Level 3 liabilities consist of contingent consideration on acquisitions. See Note 15 — Commitments and Contingencies, for further discussion on contingent consideration arrangements, including fair value disclosures.

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

The following tables reflect the activity for the Company’s major classes of assets and liabilities measured at fair value using Level 3 inputs (in thousands):

Assets:	Three Months Ended 5/31/2011
Balance at beginning of period	$29,490
Transfers out to Level 2 (Auction Rate Securities with market inputs)	(550)
Sales of Level 3 investments	(175)
Total (gains) and losses:
Unrealized gains included in accumulated other comprehensive income	21
Balance as of May 31, 2011	$28,786

Liabilities:	Three Months Ended 5/31/2011
Balance at beginning of period	$2,778
Level 3 liabilities acquired	8,800
Level 3 liabilities settled	(1,390)
Total (gains) and losses:
Included in earnings (unrealized)	17
Balance as of May 31, 2011	$10,205

The following table summarizes the composition of the Company’s investments at May 31, 2011 and February 28, 2011 (in thousands)

				Classification on Balance Sheet
May 31, 2011	Cost	Gross Unrealized Losses	Aggregate Fair value	Cash and Cash Equivalents	Long-Term Investments
Auction rate securities	$31,225	$(1,889)	$29,336	$-	$29,336
Money market funds	57,140	-	57,140	57,140	-
	$88,365	$(1,889)	$86,476	$57,140	$29,336

Table to Contents

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

				Classification on Balance Sheet
February 28, 2011	Cost	Gross Unrealized Losses	Aggregate Fair value	Cash and Cash Equivalents	Long-Term Investments
Auction rate securities	$31,400	$(1,910)	$29,490	$-	$29,490
Money market funds	134,007	-	134,007	134,007	-
	$165,407	$(1,910)	$163,497	$134,007	$29,490

Table to Contents

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company classifies all marketable debt and equity securities with remaining contractual maturities of greater than one year as long-term investments. As of May 31, 2011 the Company held approximately $29.3 million of investments in auction rate securities (net of $1.9 million in gross unrealized losses) with maturities ranging from 11 years to 31 years, all classified as available-for-sale. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of May 31, 2011, all of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies.

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

As a result, as of May 31, 2011, the Company recorded an estimated cumulative unrealized loss of $1.9 million (net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuer. Further, the auction rate securities held by the Company are AAA rated, and the Company considers the credit risk to be negligible. The Company continues to liquidate investments in auction rate securities as opportunities arise. In the three-month period ended May 31, 2011, $0.2 million in auction rate securities were liquidated at par in connection with issuer calls. Subsequent to May 31, 2011, an additional $0.6 million in auction rate securities were also liquidated at par, also as a consequence of issuer calls.

The Company does not believe it will be necessary to access these investments to support current working capital requirements. However, the Company may be required to record additional unrealized losses in accumulated other comprehensive income or through income in future periods based on then current facts and circumstances. Specifically, if the credit rating of the security issuers deteriorates, or if active markets for such securities are not reestablished, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the consolidated statements of operations, and any such impairment adjustments may be material.

4. Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries whose functional currency is other than the U.S. dollar (“USD”) and unrealized gains and losses on investments classified as available-for-sale.

The components of the Company’s comprehensive income (loss) for the three-month periods ended May 31, 2011 and 2010 were as follows (in thousands):

	Three Months ended May 31
	2011	2010
Net income	$6,177	$627
Other comprehensive income:
Change in foreign currency translation adjustments	2,534	(3,646)
Change in unrealized loss on marketable equity securities	(13)	521
Total comprehensive income (loss)	$8,698	$(2,498)

Table to Contents

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The components of the Company’s accumulated other comprehensive income were as follows (in thousands):

	May 31, 2011	February 28, 2011
Unrealized losses on investments, net of tax	$(1,877)	$(1,864)
Foreign currency translation	13,301	10,767
Minimum pension liability adjustment, net of tax	(415)	(415)
Accumulated other comprehensive income	$11,009	$8,488

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

The shares used in calculating basic and diluted net income per share for the condensed consolidated statements of operations included within this report are reconciled as follows (in thousands) :

	Three Months ended May 31
	2011	2010
Weighted average shares outstanding for basic net income per share	23,059	22,481
Dilutive effect of stock options	498	306
Weighted average shares outstanding for diluted net income per share	23,557	22,787

Options covering approximately 1.5 million and 1.7 million shares for the three month periods ended May 31, 2011 and 2010 were excluded from the computation of average shares outstanding for diluted net income per share because their effects were antidilutive.

6. Business Combinations

BridgeCo

On May 19, 2011 SMSC completed the acquisition of BridgeCo, Inc. (“BridgeCo”), a leader in wireless networked audio technologies. BridgeCo's JukeBlox(TM) technology connects tablets, smartphones, PCs, Macs and other consumer electronics products by enabling consumers to access their local or cloud-based music library from any device and from any room in the home. Its JukeBlox software platform, with integrated WiFi® support, enables music streaming to virtually all home audio equipment including home theater systems, A/V receivers, radios, wireless speakers and portable music player docking stations. BridgeCo's technology has been adopted by some of the largest consumer electronics brands in the world including Pioneer, Philips, Denon, Marantz, JBL, B&W and Harmon/Kardon.

The majority of BridgeCo’s assets are located in the United States. BridgeCo also has operations in India and Japan. The functional currency of BridgeCo’s operations in India is the Indian Rupee and in Japan, the Japanese Yen.

SMSC made an initial investment of $41.0 million in cash (net of cash acquired). The terms of the purchase agreement provide for potential earnout payments of up to $5 million in 2012 and up to $22.5 million in 2013 to former BridgeCo shareholders, dependent on BridgeCo reaching certain revenue goals in calendar years 2011 and 2012.

In addition, an employee incentive bonus plan was established as part of the merger agreement in which a portion of the earnout payment due to shareholders was apportioned to employees contingent upon continuous future employment as of the specified payout dates established by the plan. This portion of the earnout was not included as part of the contingent consideration liability but is being charged to earnings over the required service period as earned.

The fair value of the contingent consideration at acquisition of $8.8 million was estimated by applying the income approach. That measure is based on significant inputs that are unobservable in the market, and are therefore level 3 inputs. Key assumptions include a discount rate of 19% and a probability-adjusted level of quarterly revenues.

Table to Contents

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the components of the purchase price at fair value (in thousands):

Cash acquired	$(374)
Cash consideration paid	41,342
Liability for contingent consideration	8,800
Total consideration	$49,768

The following table summarizes the allocation of the purchase price at fair value (in thousands):

Receivables	$601
Inventories	950
Other current assets	629
Property, plant and equipment	442
Intangible assets	9,370
Goodwill (all non-deductible for tax purposes)	40,304
Deferred tax assets	306
Other non current assets	258
Non-interest bearing liabilities	(2,402)
Deferred tax liabilities	(690)
Net assets	$49,768

The results of BridgeCo’s operations subsequent to May 19, 2011 have been included in the Company’s consolidated results of operations. In the three month period ended May 31, 2011, BridgeCo contributed $0.8 million in revenue.

The following unaudited pro forma financial information presents the combined operating results of SMSC and BridgeCo as if the acquisition had occurred as of the beginning of the comparative prior annual reporting period only. Pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results.

Table to Contents

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Pro forma financial information is presented in the following table (in thousands):

	Three Months ended May 31,
	2011	2010

Sales and revenues	$106,492	$98,247
Net income (loss)	$3,899	$(747)

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

Table to Contents

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

The following table summarizes the components of the purchase price at fair value (in thousands):

Fair value of initial investment in Symwave	$2,030
Assumption of liability for overdue accounts payable	4,062
Assumption of liability for notes payable	3,212
Liability for contingent consideration	3,094
$12,398

The following table summarizes the allocation of the purchase price at fair value (in millions):

Cash and cash equivalents	$1,517
Inventories	3,441
Accounts receivable	3,338
Other current assets	343
Fixed assets	1,989
Customer relationships	290
Trade name	150
Technology	3,600
Goodwill (all non-deductible for tax purposes)	1,498
Deferred tax assets	1,678
Accounts payable and accrued liabilities	(5,446)
$12,398

The results of Symwave’s operations subsequent to November 12, 2010 have been included in the Company’s consolidated results of operations. In the three months ended May 31, 2011, Symwave contributed $1.4 million in revenue.

The following unaudited pro forma financial information presents the combined operating results of SMSC and Symwave as if the acquisition had occurred as of the beginning of the comparable prior annual reporting period only.  Pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only.  This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results.

During the fourth quarter of fiscal 2011 the Company initiated a plan to reduce costs and investments, including reducing investment in the former Symwave business (see Note 13 — Restructuring).

Table to Contents

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Pro forma financial information for three months ended May 31, 2011and 2010 is presented in the following table (in thousands):

	Three Months Ended May 31,
	2011	2010

Sales and revenues	$103,495	$97,963
Net income (loss)	$6,177	$(293)

Table to Contents

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. Investments

Long-term investments consist of AAA rated auction rate securities (most of which are backed by the U.S. Federal or state and municipal government guarantees) and other marketable debt and equity securities held as available-for-sale investments. As of November 30, 2007 and prior period-end dates, investments in auction rate securities were classified as short-term in nature. In the fourth quarter of fiscal 2008, such investments became subject to adverse market conditions, and the liquidity typically associated with the financial markets for such instruments became restricted as auctions began to fail. Given the circumstances, these securities were subsequently classified as long-term (or short-term if stated maturity dates were within one year of the reported balance sheet date), reflecting the restrictions on liquidity and the Company’s intent to hold until maturity (or until such time as the principal investment could be recovered through other means, such as issuer calls and redemptions). See Note 3 — Fair Value for further discussion on related issues and matters, including fair valuation.

On November 23, 2010, the Company invested $2.0 million in EqcoLogic, N.V. (“EqcoLogic”), a privately held Belgian corporation based in Brussels, Belgium. SMSC holds approximately 18.0% of the total outstanding equity of EqcoLogic on a fully diluted basis. The purchase of the equity shares has been accounted for as a cost-basis investment and is included in the Investments in equity securities caption on the Company’s condensed consolidated balance sheet.

8. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill by reporting unit consists of the following (in thousands):

Three Months Ended May 31, 2011	Analog/Mixed Signal	Wireless	AIS	Total

Gross balance, beginning of year	$33,394	$24,530	$71,649	$129,573
Accumulated impairment losses	-	-	(52,300)	(52,300)
Balance, beginning of year	33,394	24,530	19,349	77,273

Goodwill acquired	-	40,304	-	40,304
Foreign exchange rate impact	10	117	183	310

Gross balance, end of year	33,404	64,951	71,832	170,187
Accumulated impairment	-	-	(52,300)	(52,300)
Balance, end of year	$33,404	$64,951	$19,532	$117,887

On May 19, 2011 SMSC completed the acquisition of BridgeCo, a leader in wireless networked audio technologies. Goodwill related to this acquisition is included within the wireless reporting unit.

Table to Contents

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of May 31, 2011 and February 28, 2011, the Company’s intangible assets consisted of the following (in thousands):

	As of May 31, 2011		As of February 28, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Purchased technologies	$56,518	$34,507	$48,151	$32,353
Customer relationships and contracts	20,815	11,350	18,291	10,268
Other	2,249	761	2,096	642
Total – finite-lived intangible assets	79,582	46,618	68,538	43,263
Trademarks and trade names	6,691	-	6,470	-
	$86,273	$46,618	$75,008	$43,263

Purchased technologies have been assigned estimated useful lives of between six and nine years, with a weighted-average useful life of approximately eight years. Customer relationships and contracts have been assigned useful lives of between one and fifteen years, with a weighted-average useful life of approximately seven years. Certain trade names related to the acquired businesses are amortized over a period of one year and included in other in the table above.

Total amortization expense recorded for finite-lived intangible assets was as follows (in thousands):

	Three Months ended May 31
	2011	2010
Amortization expense	$2,391	$1,765

Estimated future finite-lived intangible asset amortization expense is as follows (in thousands):

Period	Amount
Remainder of Fiscal 2012	$8,067
Fiscal 2013	$9,853
Fiscal 2014	$4,479
Fiscal 2015	$3,944
Fiscal 2016	$3,171
Fiscal 2017 and thereafter	$3,450
$32,964

Table to Contents

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Other Balance Sheet Data

Other balance sheet data is as follows (in thousands):

	May 31, 2011	February 28, 2011
Inventories:
Raw materials	$2,712	$2,413
Work-in-process	18,414	14,329
Finished goods	32,969	30,490
	$54,095	$47,232
Property, plant and equipment:
Land	$578	$578
Buildings and improvements	36,816	36,164
Machinery and equipment	138,631	133,778
	176,025	170,520
Less: Accumulated depreciation and amortization	(108,583)	(103,138)
	$67,442	$67,382
Accrued expenses, income taxes and other liabilities:
Employee compensation, incentives and benefits	$14,242	$15,910
Stock appreciation rights	28,176	28,259
Supplier financing – current	6,230	4,934
Restructuring charges (see Note 13)	1,038	2,821
Accrued rent obligations	2,867	2,944
Income taxes payable	480	2,545
Accrued contingent consideration--current	5,455	1,445
Other accrued	10,183	13,601
	$68,671	$72,459
Other liabilities:
Retirement benefits	$8,802	$8,799
Income taxes	5,451	5,225
Supplier financing – non-current	3,986	5,406
Accrued contingent consideration--non-current	4,750	1,401
Other liabilities	780	1,038
	$23,769	$21,869

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

Deferred income on shipments to distributors consists of the following ( in thousands ):

	May 31, 2011	February 28, 2011

Deferred revenue	$31,643	$26,609
Deferred cost of goods sold	(5,760)	(4,904)
Provisions for sales returns	720	757
Advances to distributors for price allowances	(4,936)	(6,295)
	$21,667	$16,167

Table to Contents

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Other Expense, Net

The components of the Company’s other expense, net consisted of the following (in thousands):

	Three Months ended May 31
	2011	2010
Realized and unrealized foreign currency transaction gains (losses)	$140	$(96)
Losses on disposal of property	(10)	(47)
Other miscellaneous income (expense), net	12	(13)
	$142	$(156)

12. Income Taxes

The provision for income taxes for the three-month period ended May 31, 2011 was $1.7 million, or an effective income tax rate of 21.7%. The provision includes a net deferred tax benefit of $1.4 million related to a change in the effective rate for state deferred tax assets and liabilities and $0.3 million of qualified research and development credits. In addition, the tax provision includes expense of $0.6 million for uncertain tax positions and $0.1 million of accrued interest and penalties.

The provision for income taxes for the three-month period ended May 31, 2010 was $1.1 million, or an effective income tax rate of 64.4%. The provision includes the impact of certain losses in various jurisdictions that could not be benefitted. In addition, as the research and development tax credit expired on December 31, 2009 there is no such tax credit included in the tax provision for the period ended May 31, 2010.

The difference between the effective tax rates of 21.7% for the three months ended May 31, 2011 compared to effective tax rate of 64.4% for the three months ended May 31, 2010 is primarily attributable to certain losses incurred in fiscal year 2011 which could not be benefited. In addition, a benefit related to a change in the effective rate for state deferred tax assets and liabilities and a credit for research and development was recorded in the three months ended May 31, 2011 which was not available in the three months ended May 31, 2010.

The Company had an increase of its liabilities for uncertain tax positions for the three month period ending May 31, 2011 of $0.8 million consisting of increases of $0.6 million of reserves, $0.1 million relating to acquisition related matters and $0 .1 million of interest and penalties. At this time, the Company does not anticipate that liabilities for uncertain tax positions will significantly increase or decrease on or prior to May 31, 2012. All liabilities for uncertain tax positions are classified as long term and included in Other Liabilities in the condensed consolidated balance sheet.

The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2008 (in the case of certain foreign tax returns, calendar year 2006).

13. Restructuring

 During the fourth quarter of fiscal 2011, the Company initiated a plan to reduce costs and investments in certain businesses. As a result, approximately 80 positions worldwide, including approximately 50 positions at its subsidiary in Shenzhen China, were eliminated as part of the plan to substantially reduce investment in storage solutions acquired as part of the acquisition of Symwave, Inc. (“Symwave”).

The remaining positions eliminated consist of certain administrative positions, certain positions in its subsidiary in Canada as part of its plan to converge the wireless audio products roadmap from the acquisitions of Kleer Corporation and Kleer Semiconductor Corporation (collectively, “Kleer”) and Wireless Audio IP B.V. (“STS”) and to rationalize worldwide resources working on wireless audio products, and certain engineering positions. An additional $0.3 million was incurred in the first quarter of fiscal 2012 for additional severance and termination benefits and asset impairment charges relating to this restructuring plan. Costs incurred as result of this action will result in cash payments to be completed in the second quarter of fiscal 2012.

Table to Contents

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the second quarter of fiscal 2011, the Company initiated a restructuring plan for severance and termination benefits for 9 employees. The Company expects the payments on these obligations to be completed in the third quarter of fiscal 2012.

In the fourth quarter of fiscal 2010, the Company initiated a restructuring plan for severance and termination benefits for 5 employees. The payments on these obligations were completed in the first quarter of fiscal 2012.

In the second quarter of fiscal 2010, the Company announced a plan to reduce its workforce by sixty-four employees in connection with the relocation of certain of its test floor activities from Hauppauge, New York to third party offshore facilities (Sigurd Microelectronics Corporation) in Taiwan. The payments on these obligations were completed in the first quarter of fiscal 2012.

In the fourth quarter of fiscal 2009, the Company announced a restructuring plan that included a supplemental voluntary retirement program and involuntary separations that would result in approximately a ten percent reduction in employee headcount and expenses worldwide. The payments on these obligations were completed in the first quarter of fiscal 2012.

The following table summarizes the activity related to the accrual for restructuring charges for the three months ended May 31, 2011 and the twelve months ended February 28, 2011 (in thousands):

	Balance as of March 1, 2011	Severance & Benefits Charges	Assets Impairment	Payments	Non-Cash Items	Balance as of May 31, 2011
Q4 Fiscal 2009 Restructuring Plan	$2	$-	$-	$(2)	$-	$-
Q2 Fiscal 2010 Restructuring Plan	15	-	-	(15)	-	-
Q4 Fiscal 2010 Restructuring Plan	27	-	-	(27)	-	-
Q2 Fiscal 2011 Restructuring Plan	348	-	-	(97)	-	251
Q4 Fiscal 2011 Restructuring Plan	2,429	270	73	(1,927)	(73)	772
Balance as of May 31, 2011	$2,821	$270	$73	$(2,068)	$(73)	$1,023

	Balance as of March 1, 2010	Severance & Benefits Charges	Assets Impairment	Payments	Reclasses	Non-Cash Items	Balance as of February 28, 2011
Q4 Fiscal 2009 Restructuring Plan	$210	$-	$-	$(212)	$-	$4	$2
Q2 Fiscal 2009 Restructuring Plan	101	-	-	(86)	-	-	15
Q4 Fiscal 2010 Restructuring Plan	780	822	-	(1,440)	(24)	(111)	27
Q2 Fiscal 2011 Restructuring Plan	-	348	-	-	-	-	348
Q4 Fiscal 2011 Restructuring Plan	-	2,489	1,044	-	-	(1,104)	2,429
Balance as of February 28, 2011	$1,091	$3,659	$1,044	$(1,738)	$(24)	$(1,211)	$2,821

14. Benefit and Incentive Plans (including Share-Based Payments)

The Company has several stock-based compensation plans in effect under which incentive stock options and non-qualified stock options (collectively “stock options”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and stock appreciation rights have been granted to employees and directors. In July 2009, the shareholders approved the 2009 Long Term Incentive Plan (the “LTIP”). The Company has ceased issuing stock options and restricted stock awards under previously established stock option and restricted stock plans, and has ceased issuing SARs, and instead is using the LTIP to issue stock options and RSUs. The Compensation Committee and management continue to evaluate means to effectively promote share ownership by employees and directors while offering industry-competitive compensation packages, including appropriate use of stock-based compensation awards.

Long Term Incentive Plan

Under the LTIP, the Compensation Committee of the Board of Directors is authorized to grant awards of stock options, restricted stock or restricted stock units, or other stock-based awards. The Committee is authorized under the LTIP to delegate its authority in certain circumstances. The purpose of this plan is to promote the interests of the Company and its shareholders by providing officers, directors and key employees with additional incentives and the opportunity, through stock ownership, to better align their interests with the Company’s and enhance their personal interest in its continued success. The maximum number of shares that may be delivered pursuant to awards granted under the LTIP is 1,000,000 plus: (i) any shares that have been authorized but not issued pursuant to previously established plans of the Company as of June 30, 2009, up to a maximum of an additional 500,000 shares; (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of June 30, 2009 and that subsequently expire unexercised, or are otherwise forfeited, up to a maximum of an additional 3,844,576 shares. The maximum number of incentive stock options that may be granted under the LTIP is 1,500,000. No participant may receive awards under the LTIP in any calendar year for more than 1,000,000 shares equivalents. As of May 31, 2011, awards amounting to 402,601 share equivalents are available for grant under the LTIP.

Table to Contents

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Stock option plan activity is summarized below (in thousands, except per share data):

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term (in yrs.)	Aggregate Intrinsic Value
Options outstanding, March 1, 2011	3,075	$22.75
Granted	148	$25.00
Exercised	(60)	$16.57
Canceled, forfeited or expired	(85)	$31.02
Options outstanding, May 31, 2011	3,078	$22.75	5.8	$15,500
Options exercisable, May 31, 2011	2,002	$22.47	4.5	$10,951

The following table summarizes information relating to outstanding and exercisable options as of May 31, 2011 (shares in thousands):

Range of Exercise Prices	Weighted Average Remaining Lives	Options Outstanding	Weighted Average Exercise Prices	Options Exercisable	Weighted Average Exercise Prices
$10.56 - $17.62	4.8	816	$16.33	649	$16.40
$18.29 - $22.35	5.2	906	$20.50	628	$20.61
$22.40 - $29.70	7.6	829	$25.80	324	$26.81
$29.72 - $36.13	5.5	527	$31.74	401	$31.70
	5.8	3,078	$22.75	2,002	$22.47

Table to Contents

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes information relating to currently outstanding and exercisable options:

	2011	2010
Aggregate intrinsic value of options outstanding (in thousands)	$15,500	$9,893
Aggregate intrinsic value of options exercisable (in thousands)	$10,950	$6,967
Total intrinsic value of options exercised (in thousands)	$577	$763
Total fair value of options vested (in thousands)	$1,629	$1,956
Total remaining unrecognized compensation cost (in thousands)	$8,773	$12,873
Compensation expense recognized (in thousands)	$1,398	$1,360
Weighted average grant-date fair value per share	$10.27	$11.46
Weighted average remaining contractual term of options exercisable (in years)	4.5	4.4
Weighted average period over which cost is expected to be recognized (in years)	1.6	1.8

The fair value of stock options granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Three Months ended May 31
	2011	2010
Dividend yield	-	-
Expected volatility	44%	47%
Risk-free interest rates	2.1%	2.6%
Expected lives (in years)	5.0	5.0

Restricted Stock Awards/Restricted Stock Units

The Company provides common stock awards to certain officers and key employees. The Company previously granted restricted stock awards, at its discretion, and as part of the Company’s management incentive plan, from the shares available under its 2001 and 2003 Stock Option and Restricted Stock Plans and its 2005 Inducement Stock Option and Restricted Stock Plan. The shares awarded were typically earned in 25%, 25% and 50% increments on the first, second and third anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unvested shares are forfeited. The grant date fair value of these shares at the date of award is recorded as compensation expense ratably on a straight-line basis over the related vesting periods, as adjusted for estimated forfeitures of unvested awards. Restricted stock shares are no longer being granted from previously established restricted stock award plans. Instead, restricted stock units are currently being granted from the LTIP. Restricted stock units are typically earned in 33% increments on the first, second and third anniversaries of the award, respectively, and are distributed provided the employee remains employed by the Company through such anniversary dates; otherwise the unvested shares are forfeited. The grant date fair value of these shares at the date of award is recorded as compensation expense ratably on a straight-line basis over the related vesting periods, as adjusted for estimated forfeitures of unvested awards.

Table to Contents

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted stock activity for the three-months ended May 31, 2011 and 2010 is set forth below (shares in thousands) :

	Shares	Weighted Average Grant-Date Fair Value
Restricted stock shares/units outstanding, March 1, 2011	424	$23.79
Granted	169	$25.19
Canceled or expired	(17)	$27.83
Vested	(58)	$26.18
Restricted stock shares/units outstanding, May 31, 2011	518	$23.85

The following table summarizes information relating to RSAs and RSUs activity:

	Three months ended May 31,
	2011	2010
Total pretax intrinsic value of shares vested (in thousands)	$1,558	$416
Total fair value of shares vested (in thousands)	$1,526	$431
Total pretax intrinsic value of all outstanding shares (in thousands)	$13,893	$5,197
Total unrecognized compensation cost (in thousands)	$10,623	$4,898
Weighted average period over which cost is expected to be recognized (in years)	1.6	1.8

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

The total unrecognized compensation cost related to SMSC’s stock appreciation rights plan is $11.4 million as of May 31, 2011. The weighted average period over which the cost is expected to be recognized is 3.2 years.

Activity under the Plans is summarized below (in thousands, except per share data) :

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term (in yrs.)	Aggregate Intrinsic Value
Stock appreciation rights outstanding, March 1, 2011	4,249	$24.96
Granted	-	$-
Exercised	(92)	$17.03
Canceled or expired	(86)	$27.46
Stock appreciation rights outstanding, May 31, 2011	4,071	$25.08	6.3	$16,729
Stock appreciation rights exercisable, May 31, 2011	2,847	$26.08	5.9	$9,929

Table to Contents

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Activity under the Stock Appreciation Rights Plan is summarized below:

	Three months ended May 31,
	2011	2010
Aggregate intrinsic value (in thousands)	$16,729	$12,154
Total fair value of SARs vested (in thousands)	$4,504	$4,749
Total cash paid in connection with SARs (in thousands)	$879	$774
Compensation expense recognized (in thousands)	$795	$6,184
Weighted average period over which cost is expected to be recognized (in years)	3.2	3.7
Weighted average grant-date fair value per share	$-	$-
Weighted average remaining contractual life of SARs outstanding (years)	6.3	7.3
Weighted average remaining contractual life of SARs exercisable (years)	5.9	6.5
Total unrecognized compensation cost	$11,421	$18,446

The fair value of SARs granted in connection with the Plans have been estimated utilizing the following assumptions:

Three Months ended May 31
	2011	2010
Dividend yield	-	-
Expected volatility	28 - 46%	38-48%
Risk-free interest rates	0.1 - 1.7%	0.2-2.8%
Expected lives (in years)	0.5 - 4.7	0.4-5.6

Employee Stock Purchase Plan

The Company’s 2010 Employee Stock Purchase Plan (the “Purchase Plan”), effective November 1, 2010, provides for the issuance of up to 1,100,000 shares of common stock to eligible employees. The Purchase Plan provides for eligible employees to purchase whole shares of common stock at a price of 85% of the lesser of: (a) the fair market value of a share of common stock on the first date of the purchase period or (b) the fair market value of a share of common stock on the last date of the purchase period. Stock-based compensation expense for the Purchase Plan is recognized over the vesting period of six months on a straight-line basis. As of May 31, 2011 the Company issued 54,933 shares and had 1,045,067 shares available for future grants and issuances under the Purchase Plan. The Company recognized expense of $0.1 million in the three months ended May 31, 2011.

Stock-Based Compensation Expense

The following table summarizes the compensation expense for stock options, restricted stock awards and stock appreciation rights at fair value as measured per the provisions of ASC Topic 718, “ Compensation — Stock Compensation ” (“ASC 718”) included in our condensed consolidated statements of operations (in thousands) :

	Three Months Ended May 31,
	2011	2010
Costs of goods sold	$324	$831
Research and development	1,055	2,279
Selling, general and administrative	2,037	4,812
Stock-based compensation expense, before income taxes	3,416	7,922
Tax provision	1,230	2,852
Stock-based compensation expense, after income taxes	$2,186	$5,070

Table to Contents

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

The following table sets forth the components of the consolidated net periodic pension expense (in thousands) :

	Three Months Ended May 31,
	2011	2010

Service cost – benefits earned during the period	$79	$84
Interest cost on projected benefit obligations	91	96
Net periodic pension expense	$170	$180

The following table sets forth the amounts (gross, before tax) recognized in accumulated other comprehensive income (in thousands) :

	As of May 31, 2011	As of February 28, 2011

Transition obligation	$1	$1
Net actuarial loss	659	659
Total amount recognized in accumulated other comprehensive loss	$660	$660

Annual benefit payments under these plans are expected to be approximately $0.7 million in fiscal 2012, to be funded as general corporate obligations with available cash and cash equivalents. Additionally, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing longer-term benefits payable under the Supplemental Executive Retirement Plan. In November 2009, the Compensation Committee of SMSC’s Board of Directors froze benefits under the Supplemental Executive Retirement Plan for existing participants, and there will be no further eligibility for participation in this plan. The effect of this action is expected to be immaterial to SMSC’s future results of operations.

15. Commitments and Contingencies

Contingent Consideration — BridgeCo Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of BridgeCo. The maximum amount of contingent consideration that can be earned by the sellers was $27.5 million as set forth in the purchase agreement. This liability was valued at $8.8 million as of May 31, 2011 based on the likelihood of achieving the performance goals.

The fair value of the contingent consideration arrangement was estimated by applying the income approach. That measure is based on significant inputs that are unobservable in the market, and are therefore Level 3 inputs. Key assumptions include a discount rate of 19% and a probability-adjusted level of annual revenues. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income.

Table to Contents

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contingent Consideration — Symwave Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of Symwave on November 12, 2010 at the estimated fair value of $3.1 million. The contingent consideration arrangement requires the Company to pay the former owners of Symwave an earnout amount equal to one times revenue (less certain agreed upon adjustments), depending on the achievement of certain revenue and gross profit margin performance goals, for each of the four quarterly periods from January 1, 2011 until December 31, 2011. No earnout payments shall be payable for any period after December 31, 2011. No liability was recorded as of February 28, 2011 and May 31, 2011 based on the likelihood of achieving the performance goals.

Contingent Consideration — STS Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of STS. The contingent consideration arrangement requires the Company to pay the former owners of STS an earnout amount of $3.0 million for the period from January 1, 2011 until December 31, 2011 provided that revenue meets performance goals set forth in the purchase agreement. No earnout payments shall be payable for any period after December 31, 2011. No liability was recorded as of February 28, 2011 and May 31, 2011 based on the likelihood of achieving the performance goals.

Contingent Consideration — Kleer Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of Kleer. The maximum amount of contingent consideration that can be earned by the sellers was $2.0 million as set forth in the purchase agreement. No liability was recorded as of February 28, 2011 and May 31, 2011 based on the likelihood of achieving the performance goals.

Contingent Consideration — K2L Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of K2L GmbH (“K2L”). The maximum amount of contingent consideration that can be earned by the sellers is 2.1 million Euro. Fifty percent of the contingent consideration was earned in calendar year 2010 and fifty percent is available to be earned in calendar year 2011 based on the level of achievement of revenue as set forth in the purchase agreement. On March 31, 2011, 1.1 million Euro in stock and cash was paid to the former owners of K2L for meeting calendar year 2010 performance targets. This liability was revalued to $1.4 million as of May 31, 2011 based on the likelihood of achieving the performance goals.

The fair value of the contingent consideration arrangement was estimated by applying the income approach. That measure is based on significant inputs that are unobservable in the market, and are therefore Level 3 inputs. Key assumptions include a discount rate of 16% and a probability-adjusted level of annual revenues. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income.

Table to Contents

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

On October 18, 2010, AFTG-TG, L.L.C. and Phillip M. Adams & Associates, L.L.C. (collectively, "Adams") filed a lawsuit in the United States District Court for the District of Wyoming (“District Court”) against the Company and other semiconductor companies. Adams' Complaint alleges that the Company's products infringe twelve patents related to floppy disk controllers and that the Company misappropriated trade secrets related to detecting computer-related defects. The Complaint seeks unspecified damages (including treble damages for willful infringement and disgorgement of profits), attorneys’ fees and injunctive relief. On December 3, 2010, the Company filed a Motion to Dismiss for failure to state a claim upon which relief may be granted or, in the alternative, for improper joinder. On March 17, 2011, the District Court granted the Company's motion in part, ruling that Adams' complaint failed to meet the minimum pleading requirements to sustain a claim against the Company. The District Court further ruled that it would dismiss Adams' complaint unless Adams files an amended complaint by March 31, 2011. Adams did not file an amended complaint; instead on March 31, 2011, Adams filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. Adams subsequently withdrew the appeal. On April 11, 2011, the District Court dismissed Adams’ complaint against SMSC without prejudice and subsequently denied the Company’s motion for reconsideration to make the dismissal with prejudice.

16. Supplemental Cash Flow Disclosures

The information below summarizes the Company’s supplemental cash flow disclosures (in thousands):

	Three months ended May 31,
	2011	2010
Design tools acquired under supplier financing	$664	$360
Cash payments made - federal, state, and foreign income taxes	$115	$2,100

Table to Contents

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED May 31, 2011

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

Description of Business

SMSC designs and sells a wide range of silicon-based integrated circuits that utilize analog and mixed-signal technologies. The Company’s integrated circuits and systems provide a wide variety of connectivity products that are incorporated by its globally diverse customers into numerous end products in the Consumer Electronics, Personal Computing (“PC”), Automotive and Industrial markets. These products generally provide connectivity, networking, or input/output control solutions including hardware, software, and firmware, for a variety of high-speed communication, computer and related peripheral, consumer electronics, industrial control systems or automotive information applications. The market for these solutions is increasingly diverse, and the Company’s technologies are increasingly used in various combinations and in alternative applications. SMSC has operations in the United States, Canada, Germany, Bulgaria, Sweden, India, Japan, China, Korea, Singapore and Taiwan. Major engineering design centers are located in North America, Asia and Europe.

Table to Contents

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

Information regarding SMSC’s critical accounting policies and estimates appear within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011, as filed with the SEC on April 19, 2011. During the three-month period ended May 31, 2011, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies.

SMSC believes critical accounting policies and estimates are important to the portrayal of the Company’s financial condition, results of operations and cash flows, and require critical management judgments and estimates about matters that are inherently uncertain. Although management believes that its judgments and estimates are appropriate and reasonable, actual future results may differ from these estimates, and to the extent that such differences are material, future reported operating results may be affected.

Recent Accounting Standards

 In December 2010, the FASB issued Accounting Standards Update 2010 - 29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010 - 29”), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The new disclosures required by ASU 2010 – 29 were adopted by SMSC beginning in the first quarter of fiscal 2012. The adoption of ASU 2010 - 29 did not have a material effect on our consolidated financial statements.

Table to Contents

Results of Operations

Overview

Sales and revenues, gross profit on sales and revenue, income from operations, and net income were as follows (in thousands):

	For the Three Months Ended May 31
	2011	2010	Inc./Dec. $	Inc./Dec. %
Sales and revenues	$103,495	$97,159	$6,336	6.5%
Gross profit	$55,785	$51,795	$3,990	7.7%
Gross profit as percentage of sales and revenues	53.9%	53.3%
Operating income	$7,669	$1,802	$5,867	N/M	*
Operating income as percentage of sales and revenues	7.4%	1.9%
Net income	$6,177	$627	$5,550	N/M	*
*N/M – Not meaningful

Sales and revenues increased primarily due to improvements in global demand for goods that incorporate the Company’s products in the Consumer Electronics end markets and incremental sales and revenues related to acquisitions. The acquisitions of Wireless Audio IP B.V. (“STS”), BridgeCo. Inc. (“BridgeCo”) and Symwave Inc. (“Symwave”) contributed to the year over year improvement. This was partially offset by the impact of the Japan earthquake and tsunami.

The following table summarizes the stock-based compensation expense for stock options, restricted stock awards, restricted stock units, employee stock purchase plan shares and stock appreciation rights included in results of operations (in thousands):

	Three Months Ended May 31,
	2011	2010
Costs of goods sold	$324	$831
Research and development	1,055	2,279
Selling, general and administrative	2,037	4,812
Stock-based compensation expense, before income taxes	$3,416	$7,922

Gross profit on sales and revenue increased mainly due to the rise in sales and revenues and the shift in product mix towards higher margin Industrial products, as well as lower test costs and a decrease in stock compensation expenses mainly associated with the Company’s Stock Appreciation Rights (“SARs”). The decrease in stock compensation expense is attributable to the relative smaller increase in the Company’s common stock market price during the three months ended May 31, 2011 as compared to the three months ended May 31, 2010.

The increase in income from operations is primarily attributable to an increase in gross profit on sales and a decrease in stock compensation expense. Stock compensation expense decreased $4.5 million compared to the prior year period.

Sales and Revenues

Sales and revenues by end market were as follows (in thousands):

	For the Three Months Ended May 31
	2011	2010	Inc./Dec. $	Inc./Dec. %
PCs	$37,178	$36,469	$709	1.9%
Consumer electronics	28,062	24,153	3,909	16.2%
Industrial	18,944	17,871	1,073	6.0%
Automotive	19,311	18,666	645	3.5%
Total	$103,495	$97,159	$6,336	6.5%

The increase in sales and revenues was primarily due to sales and revenue generated by acqusitions and improved demand in the enterprise PC, Consumer electronics, Industrial and Automotive end markets, partially offset by the decline in consumer PC end market demand. Consumer electronics increased due to the acquisitions of STS, BridgeCo and Symwave.. This was partially offset by the impact of the Japan earthquake and tsunami.

Table to Contents

Gross profit, operating expenses and income from operations were as follows (in thousands) :

	For the Three Months Ended May 31,
	2011	2010	Inc./Dec. $	Inc./Dec. %
Gross profit on sales and revenues	$55,785	$51,795	$3,990	7.7%
Gross profit as percentage of sales and revenues	53.9%	53.3%
Operating expenses:
Research and development	$24,527	$23,819	$708	3.0%
Selling, general and administrative	23,246	25,353	(2,107)	-8.3%
Restructuring charges	343	821	(478)	N/M *
Income from operations	$7,669	$1,802	$5,867	N/M *
*N/M – Not meaningful

Gross Profit

The increase in gross profit was primarily due to sales and revenue increases as discussed above. The rise in gross profit as a percentage of sales and revenue is attributable to the shift in product mix, with a strong rebound in higher margin Industrial products, as well as a decrease in test costs due to the use of more efficient test equipment beginning in the first quarter of fiscal 2012. The decrease of $0.5 million in stock compensation charges also contributed to the increase in gross profit. This was partially offset by an increase of $0.5 million in amortization of purchased technology.

Research and Development Expenses (“R&D”)

 The increase in R&D expenses was primarily due to increases in masks, prototypes and other costs of $1.0 million and depreciation of $0.7 million, partially offset by a decrease of $1.2 million in stock based compensation expenses, as previously mentioned.

The Company intends to continue its efforts to develop innovative new products and technologies, and believes that an ongoing commitment to R&D is essential in order to maintain product leadership and compete effectively. Therefore, the Company expects to continue to make significant R&D investments in the future including acquisitions. The acquisitions of Tallika Corporation and Tallika Technologies Private Limited (collectively, “Tallika”), K2L GmbH (“K2L”), Kleer Corporation and Kleer Semiconductor Corporation (collectively, “Kleer”), STS, Symwave and BridgeCo have added additional engineering talent and capabilities.

Table to Contents

Selling, General and Administrative Expenses (“SG&A”)

The decrease in SG&A expenses was primarily the result of a $2.8 million decrease in stock based compensation charges, as mentioned previously. This was partially offset by increases in various SG&A expenses associated with the acquisition of BridgeCo.

Restructuring Charges

Restructuring charges were as follows (in thousands):

	For the Three Months Ended May 31,
	2011	2010

Employee Severance and Benefits Charges	$270	$821
Asset Impairment Charges	73	-
	$343	$821

During the fourth quarter of fiscal 2011 the Company initiated a plan to reduce costs and investments in certain businesses. As a result, approximately 80 positions worldwide, including approximately 50 positions at its subsidiary in Shenzhen China, were eliminated as part of the plan to substantially reduce investment in storage solutions acquired as part of the Symwave acquisition.

The positions eliminated consist of certain administrative positions, certain positions in its subsidiary in Canada as part of its plan to converge the wireless audio products roadmap from the Kleer and STS acquisitions and certain engineering positions. An additional $0.3 million was incurred in the first quarter of fiscal 2012 for additional severance and termination benefits and asset impairment charges relating to this restructuring plan.

Restructuring charges of $0.8 million were incurred in the three month period ended May 31, 2010, relating to a restructuring plan initiated in the fourth quarter of fiscal 2010 in connection with the integration and reorganization of engineering and corporate overhead resources, primarily for severance obligations and termination benefits for certain employees.

Table to Contents

Interest and Other (Expense) Income, Net

Interest and other income (expense) were as follows (in thousands) :

	For the Three Months Ended May 31,
	2011	2010	Inc./Dec. $	Inc./Dec. %
Interest income	$118	$144	$(26)	-18.1%
Interest expense	(38)	(29)	(9)	31.0%
Other income (expense), net	142	(156)	298	-191.0%
	$222	$(41)	$263	-641.5%

Interest income decreased primarily due to reduced investment in auction rate securities, as the Company continues to liquidate its positions as opportunities arise. Funds from liquidated auction rate securities investments as well as funds generated through operating activities are currently being invested in high grade money market accounts, at lower average rates of return.

Other income (expenses), net primarily consist of unrealized foreign exchange gains and losses on net U.S. dollar monetary assets held by the Company’s foreign affiliates.

Provision for Income Taxes

The Company’s effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses, and the impact of tax-exempt income and various income tax credits.

The provision for income taxes for the three-month period ended May 31, 2011 was $1.7 million, or an effective income tax rate of 21.7%. The provision includes a net deferred tax benefit of $1.4 million related to a change in the effective rate for state deferred tax assets and liabilities and $0.3 million of qualified research and development credits. In addition, the tax provision includes expense of $0.6 million for uncertain tax position and $0.1 million of accrued interest and penalties. At this time, the Company does not anticipate liabilities for uncertain tax positions to significantly increase or decrease on or prior to May 31, 2012.

The provision for income taxes for the three-month period ended May 31, 2010 was $1.1 million, or an effective income tax rate of 64.4%. The provision includes the impact of certain losses in various jurisdictions that could not be benefitted. In addition, as the research and development tax credit expired on December 31, 2009 there is no such tax credit included in the tax provision for the period ended May 31, 2010.

The difference between the effective tax rates of 21.7% for the three months ended May 31, 2011 compared to effective tax rate of 64.4% for the three months ended May 31, 2010 is primarily attributable to certain losses incurred in FY 2011 which could not be benefited. In addition, a benefit related to a change in the effective rate for state deferred tax assets and liabilities and a credit for research and development was recorded in the three months ended May 31, 2011 which was not available in the three months ended May 31, 2010.

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

The Company reported strong first quarter revenue and expects revenue to grow sequentially with revenue growth from wireless audio and the automotive end market. Wireless audio includes revenue from the recent acquisition of BridgeCo.

Table to Contents

Liquidity & Capital Resources

The Company currently finances its operations through a combination of existing working capital resources and cash generated by operations. The Company had no bank debt during fiscal 2012 or 2011. The Company may consider utilizing cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

The Company expects that its cash, cash equivalents and cash flows from operations will be sufficient to finance the Company’s operating and capital requirements through the next twelve months.

Cash Flow

	Three Months Ended May 31,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$6,177	$627
Adjustments to reconcile net income to net cash (used for) provided by operating activities, net:	28,331	15,504
Changes in operating assets and liabilities, net of effects of business acquisitions:	(36,206)	(4,076)

Net cash (used for) provided by operating activities	(1,698)	12,055
Cash flows from investing activities:
Net cash (used for) provided by investing activities	(43,823)	3,326
Cash flows from financing activities:
Net cash provided by financing activities	309	2,190

Effect of foreign exchange rate changes on cash and cash equivalents	754	(1,372)
Net (decrease) increase in cash and cash equivalents	$(44,458)	$16,199

The decrease in operating cash flows reflects increases in accounts receivable and inventories, commensurate with the increase in sales and revenues. Accounts receivable increased primarily due to the temporary disruption to our order to cash process as a result of business process re-engineering and implementation of our new international structure in mid April. Inventories increased mainly due to additional inventory build in response to the threat of potential component shortage as a result of the earthquake and tsunami in Japan.. Increases in assets were partially offset by higher accounts payable related to the acquisition of BridgeCo and inventory purchases.

Cash used for investing activities increased primarily as a result of the $41.0 million acquisition of BridgeCo (including extinguishment of debt, net of cash acquired), as well as the reduction in net auction rate securities redemptions from $6.5 million in the prior year quarter to $0.2 million in the current year quarter.

The decrease in net cash generated from financing activities is primarily due to a decrease of $1.2 million in proceeds from stock option exercises, as well as increases in repayments of obligations under supplier financing arrangements of $0.2 million and purchases of treasury shares to fund employee tax withholdings on restricted share vesting of $0.4 million.

In addition, the Company also made non-cash capital investments of $0.7 million and $0.4 million in the three-month periods ended May 31, 2011 and 2010, respectively, for advanced design tools acquired under long-term supplier financing arrangements (typically three years). Payments under these agreements are reported within cash flows from financing activities on the consolidated cash flow statements.

Table to Contents

Working Capital

The Company’s current assets and liabilities and net working capital were as follows (in thousands):

	May 31, 2011	February 28, 2011	Inc./Dec. $	Inc./Dec. %

Current assets:
Cash and cash equivalents	$125,929	$170,387	$(44,458)	-26.1%
Accounts receivable, net	76,739	64,714	12,025	18.6%
Inventories	54,095	47,232	6,863	14.5%
Deferred income taxes, net	17,884	31,156	(13,272)	-42.6%
Other current assets	18,810	8,047	10,763	133.8%
Total current assets	$293,457	$321,536	$(28,079)	-8.7%

Current liabilities:
Accounts payable	$30,436	$27,171	$3,265	12.0%
Deferred income from distribution	21,667	16,167	5,500	34.0%
Accrued expenses, income taxes and other liabilities	68,671	72,459	(3,788)	-5.2%
Total current liabilities	$120,774	$115,797	$4,977	4.3%
	$172,683	$205,739	$(33,056)	-16.1%

The Company’s total cash and cash equivalents decreased primarily due to the $41.0 million (including extinguishment of debt, net of cash acquired) paid for the acquisition of BridgeCo. Accounts receivable increased as a result of disruption caused by business process re-engineering as discussed above. Inventories increased mainly in response to the threat of potential component shortage as a result of the earthquake and tsunami in Japan as discussed above. Increases in assets were partially offset by higher accounts payable related to the acquisition of BridgeCo and inventory purchases .

As of May 31, 2011, the Company held approximately $88.1 million in financial instruments measured at fair value, including investments, non-marketable equity investments, cash surrender value of life insurance policies and cash equivalents. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of May 31, 2011, 100% of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies, mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1. Non-marketable equity investments consist of the fiscal 2011 investment in EqcoLogic, a development-stage enterprise accounted for as a cost-basis investment and included in the investments in equity securities caption of the consolidated balance sheet.

Table to Contents

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

As a result, as of May 31, 2011, the Company recorded an estimated cumulative unrealized loss of $1.9 million (net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100%t of the principal and accrued interest from the issuer. Further, the auction rate securities held by the Company are AAA rated. The Company continues to liquidate investments in auction rate securities as opportunities arise. In the three-month period ended May 31, 2011, $0.2 million in auction rate securities were liquidated at par in connection with issuer calls. Subsequent to May 31, 2011, an additional $0.6 million in auction rate securities were also liquidated at par, also as a consequence of issuer calls.

Given its sufficient cash reserves and normally positive cash flow from operations, the Company does not believe it will be necessary to access these investments to support current working capital requirements. However, the Company may be required to record additional unrealized losses in accumulated other comprehensive income in future periods based on then current facts and circumstances. Further, if the credit rating of the security issuers deteriorates, or if active markets for such securities are not reestablished, the Company may be required to adjust the carrying value of these investments through impairment charges recorded in the condensed consolidated statements of operations, and any such impairment adjustments may be material.

Commitments and Contingencies

Contingent Consideration — BridgeCo Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of BridgeCo. The maximum amount of contingent consideration that can be earned by the sellers was $27.5 million as set forth in the purchase agreement A liability of $8.8 million was recorded as of May 31, 2011 based on the likelihood of achieving the performance goals.

The fair value of the contingent consideration arrangement was estimated by applying the income approach. That measure is based on significant inputs that are unobservable in the market, and are therefore Level 3 inputs. Key assumptions include a discount rate of 19% and a probability-adjusted level of annual revenues. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income.

Table to Contents

Contingent Consideration — Symwave Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price of Symwave at acquisition on November 12, 2010 at the estimated fair value of $3.1 million. The contingent consideration arrangement requires the Company to pay the former owners of Symwave an earnout amount equal to one times revenue (less certain agreed upon adjustments), depending on the achievement of certain revenue and gross profit margin performance goals, for each of the four quarterly periods from January 1, 2011 until December 31, 2011. No earnout payments shall be payable for any period after December 31, 2011. No liability was recorded as of February 28, 2011 and May 31, 2011 based on the likelihood of achieving the performance goals.

Contingent Consideration — STS Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of STS. The contingent consideration arrangement requires the Company to pay the former owners of STS an earnout amount of $3.0 million for the period from January 1, 2011 until December 31, 2011 provided that revenue meets performance goals set forth in the purchase agreement. No earnout payments shall be payable for any period after December 31, 2011. No liability was recorded as of February 28, 2011 and May 31, 2011 based on the likelihood of achieving the performance goals.

Contingent Consideration — Kleer Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of Kleer. The maximum amount of contingent consideration that can be earned by the sellers was $2.0 million as set forth in the purchase agreement. No liability was recorded as of February 28, 2011 and May 31, 2011 based on the likelihood of achieving the performance goals.

Contingent Consideration — K2L Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of K2L. The maximum amount of contingent consideration that can be earned by the sellers is 2.1 million Euro. Fifty percent of the contingent consideration was earned in calendar year 2010 and fifty percent is available to be earned in 2011 based on the level of achievement of revenue as set forth in the purchase agreement. On March 31, 2011, 1.1 million Euro in stock and cash was paid to the former owners of K2L for calendar year 2010 performance targets. This liability was revalued to $1.4 million as of May 31, 2011 based on the likelihood of achieving the performance goals.

The fair value of the contingent consideration arrangement was estimated by applying the income approach. That measure is based on significant inputs that are unobservable in the market, and are therefore Level 3 inputs. Key assumptions include a discount rate of 16%and a probability-adjusted level of annual revenues. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income.

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

On October 18, 2010, AFTG-TG, L.L.C. and Phillip M. Adams & Associates, L.L.C. (collectively, "Adams") filed a lawsuit in the United States District Court for the District of Wyoming against the Company and other semiconductor companies. Adams' Complaint alleges that the Company's products infringe twelve patents related to floppy disk controllers and that the Company misappropriated trade secrets related to detecting computer-related defects. The Complaint seeks unspecified damages (including treble damages for willful infringement and disgorgement of profits), attorneys’ fees and injunctive relief. On December 3, 2010, the Company filed a Motion to Dismiss for failure to state a claim upon which relief may be granted or, in the alternative, for improper joinder. On March 17, 2011, the District Court granted the Company's motion in part, ruling that Adams' complaint failed to meet the minimum pleading requirements to sustain a claim against the Company. The District Court further ruled that it would dismiss Adams' complaint unless Adams files an amended complaint by March 31, 2011. Adams did not file an amended complaint; instead on March 31, 2011 Adams filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. Adams subsequently withdrew the appeal. On April 11, 2011, the District Court dismissed Adams’ complaint against SMSC without prejudice and subsequently denied the Company’s motion for reconsideration to make the dismissal with prejudice.

Table to Contents

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

As of May 31, 2011, the Company’s $29.3 million of long-term investments consisted primarily of investments in U.S. government agency backed AAA rated auction rate securities. From time to time, the Company has also held investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that until recently had been reset every 90 days or less at auction, at which time the securities could also typically be repurchased or sold.

In February 2008, the Company began to experience failed auctions on some of its auction rate securities. Based on the failure rate of these auctions, the frequency and extent of the failures, and due to the lack of liquidity in the current market for the auction rate securities, the Company determined that the estimated fair value of the auction rate securities no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of these investments as of May 31, 2011, and recorded an unrealized loss of $1.9 million, (net of tax) related to the temporary impairment of the auction rate securities, which is included in accumulated other comprehensive income within shareholders’ equity on the consolidated balance sheet.

Assuming all other assumptions disclosed in Part I — Item 1 — Financial Statements — Note 3 of this Report, being equal, an increase or decrease in the liquidity risk premium (i.e. the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the auction rate securities by approximately $0.8 million. In addition, an increase or decrease in interest rates of 100 basis points would increase interest income in the three month ended May 31, 2011 by $0.3 million or decrease interest income to a negligible amount.

Equity Price Risk — The Company is not exposed to any significant equity price risks at May 31, 2011.

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

The Company’s most significant foreign subsidiaries, SMSC Japan and SMSC Europe, purchase a significant amount of their products for resale in U.S. dollars, and from time to time have entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. Gains or losses on these contracts are intended to offset the gains or losses recorded for statutory and U.S. GAAP purposes from the remeasurement of certain assets and liabilities from U.S. dollars into local currencies. No such contracts were executed during fiscal 2010, and there are no obligations under any such contracts as of May 31, 2011. However, the Company has purchased currencies from time to time throughout the current fiscal year in anticipation of more significant foreign currency transactions, in order to optimize effective rates associated with those settlements.

Operating activities in Europe include transactions conducted in both euros and U.S. dollars. The euro is the functional currency for the Company’s European subsidiaries.Gains recorded from the remeasurement of U.S. dollar denominated assets and liabilities into euros were a negligible amount for the three-months period ending May 31, 2011, compared with losses of $0.2 million for the three-months period ending May 31, 2010. Losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into Yen were negligible amounts for the three-month periods ending May 31, 2011 and 2010.

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

Table to Contents

Item 4. — Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of May 31, 2011, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table to Contents

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

On October 18, 2010, AFTG-TG, L.L.C. and Phillip M. Adams & Associates, L.L.C. (collectively, "Adams") filed a lawsuit in the United States District Court for the District of Wyoming (“District Court”) against the Company and other semiconductor companies. Adams' Complaint alleges that the Company's products infringe twelve patents related to floppy disk controllers and that the Company misappropriated trade secrets related to detecting computer-related defects. The Complaint seeks unspecified damages (including treble damages for willful infringement and disgorgement of profits), attorneys’ fees and injunctive relief. On December 3, 2010, the Company filed a Motion to Dismiss for failure to state a claim upon which relief may be granted or, in the alternative, for improper joinder. On March 17, 2011, the District Court granted the Company's motion in part, ruling that Adams' complaint failed to meet the minimum pleading requirements to sustain a claim against the Company. The District Court further ruled that it would dismiss Adams' complaint unless Adams files an amended complaint by March 31, 2011. Adams did not file an amended complaint; instead on March 31, 2011, Adams filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. Adams subsequently withdrew the appeal. On April 11, 2011, the District Court dismissed Adams’ complaint against SMSC without prejudice and subsequently denied the Company’s motion for reconsideration to make the dismissal with prejudice.

Item 1.A. — Risk Factors

Readers of this Quarterly Report on Form 10-Q should carefully consider the risks described in the Company’s other reports filed or furnished with the SEC, including the Company’s prior and subsequent reports on Forms 10-K, 10-Q and 8-K, in connection with any evaluation of the Company’s financial position, results of operations and cash flows.

The risks and uncertainties described in the Company’s most recent Annual Report on Form 10-K, filed with the SEC as of April 19, 2011, are not the only risks facing the Company. Additional risks and uncertainties not presently known, currently deemed immaterial, or those otherwise discussed in this Quarterly Report on Form 10-Q may also affect the Company’s operations. Any of these risks, uncertainties, events or circumstances could cause the Company’s future financial condition, results of operations or cash flows to be adversely affected.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

(a) The Company issued 21,096 unregistered shares of its common stock at a cost of $0.5 million to the former shareholders of K2L on March 31, 2011 in connection with the K2L business combination. See Part I — Item 1. — Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 6 — Business Combinations for additional information regarding these business combinations. These issuances were exempt from registration under the Securities Act of 1933, as amended as a private placement under Section 4(2) of the Securities Act or as offshore transactions under regulations under the Securities Act of 1933.

(b) None.

(c) Issuer Purchases of Equity Securities.

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. The Board of Directors authorized the repurchase of additional shares in one million share increments in July 2000, July 2002, November 2007 and April 2008, and another two million shares in April 2011, bringing the total authorized repurchases to seven million shares as of May 31, 2011. As of May 31, 2011, the Company has repurchased approximately 4.5 million shares of its common stock at a cost of $101.2 million under this program, including 1,084,089 shares repurchased at a cost of $28.5 million in fiscal 2009, 1,165,911 shares repurchased at a cost of $40.6 million in fiscal 2008 and 253,300 shares repurchased at a cost of $6.1 million in fiscal 2007.

Table to Contents

Period	Total Number of Shares Purchased *	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may Yet be Purchased
March 2011	1,005	$25.12	-	495,077
April 2011	14,979	26.72	-	2,480,098
May 2011	49	27.80	-	2,480,049
Total	16,033	$26.62	-

Note:
* The Company purchased 16,033 shares at a cost of $0.4 million in the three month periods ending May 31, 2011, as part of an ongoing program in which the Company will purchase shares withheld from employees to fund tax withholdings required on restricted shares vesting each period. The Company purchased 8,834 shares at a cost of $0.2 million in fiscal 2011 as part of this program.

Item 3. — Defaults Upon Senior Securities

None.

Item 4. — Removed and Reserved

Item 5. — Other Information

None.

Table to Contents

Item 6. — Exhibits

2.1	—
Agreement and Plan of Merger, by and among Standard Microsystems Corporation, Comet Acquisition Corp., BridgeCo, Inc. and BCOA Nominees Limited, as Rights Holder Representative, dated as of May 19, 2011 incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed on May 20, 2011.

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

Table to Contents

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD MICROSYSTEMS CORPORATION
By:	/s/ Kris Sennesael
(Signature)
Kris Sennesael
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 30, 2011
EXHIBIT INDEX

Exhibit No.		Description

2.1	—
Agreement and Plan of Merger, by and among Standard Microsystems Corporation, Comet Acquisition Corp., BridgeCo, Inc. and BCOA Nominees Limited, as Rights Holder Representative, dated as of May 19, 2011 incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed on May 20, 2011.

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