Form 10-Q
period 2011-08-31
STANDARD MICROSYSTEMS CORP
filed 2011-09-30
CIK 93384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2011

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

As of August 31, 2011 there were 22,808,871 shares of the registrant’s common stock outstanding.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of August 31, 2011 and February 28, 2011	1
	Condensed Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended August 31, 2011 and 2010	2
	Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended August 31, 2011 and 2010	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	34
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Removed and Reserved	36
Item 5.	Other Information	36
Item 6.	Exhibits	37
Signature		38
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

PART I

Item 1. — Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	August 31, 2011	February 28, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$144,417	$170,387
Accounts receivable, net	63,819	64,714
Inventories	49,872	47,232
Deferred income taxes, net	15,062	31,156
Other current assets	16,504	8,047
Total current assets	289,674	321,536
Property, plant and equipment, net	66,920	67,382
Goodwill	118,215	77,273
Intangible assets, net	37,284	31,745
Long-term investments, net	28,199	29,490
Investments in equity securities	2,042	2,042
Deferred income taxes, net	6,454	6,074
Other assets	4,060	3,550
TOTAL ASSETS	$552,848	$539,092

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,227	$27,171
Deferred income from distribution	18,868	16,167
Accrued expenses and other liabilities	59,538	72,459
Total current liabilities	105,633	115,797
Deferred income taxes	5,836	4,519
Other liabilities	23,788	21,869

Commitments and contingencies
Shareholders’ equity:
Preferred stock	-	-
Common stock	2,778	2,749
Additional paid-in capital	369,239	359,790
Retained earnings	145,360	127,291
Treasury stock, at cost	(111,893)	(101,411)
Accumulated other comprehensive income	12,107	8,488
Total shareholders’ equity	417,591	396,907
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$552,848	$539,092

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Sales and revenues	$112,581	$104,084	$216,076	$201,243
Costs of goods sold	52,237	45,426	99,947	90,790
Gross profit on sales and revenues	60,344	58,658	116,129	110,453
Operating expenses:
Research and development	22,632	19,763	47,159	43,582
Selling, general and administrative	16,234	16,045	39,463	41,399
Restructuring charges	356	47	699	868
Revaluation of contingent consideration	(398)	457	(381)	457
Income from operations	21,520	22,346	29,189	24,147

Interest income	69	174	187	318
Interest expense	(39)	(66)	(76)	(95)
Other (expense) income, net	(99)	(181)	43	(336)
Income before income taxes	21,451	22,273	29,343	24,034

Provision for income taxes	9,560	9,371	11,274	10,505
Net income	$11,891	$12,902	$18,069	$13,529

Net income per share:
Basic	$0.52	$0.57	$0.78	$0.60
Diluted	$0.51	$0.57	$0.77	$0.59

Weighted average common shares outstanding:
Basic	23,065	22,606	23,047	22,540
Diluted	23,493	22,756	23,516	22,772

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended August 31,
	2011	2010
	(Unaudited)
Cash flows provided by operating activities:
Net income	$18,069	$13,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,793	11,871
Foreign exchange loss	18	255
Excess tax benefits from stock-based compensation	(137)	(68)
Stock-based compensation	(6,029)	2,953
Deferred income taxes	16,527	(520)
Losses on sales of property, plant and equipment	-	18
Deferred income from distribution	2,701	7,156
Non cash restructuring charges	73	-
Provision for sales returns and allowances	139	296
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,864	(14,373)
Inventories	(1,318)	(1,373)
Accounts payable, accrued expenses and other liabilities	(7,126)	1,603
Accrued restructuring charges	(1,946)	(877)
Income taxes receivable and payable	(9,943)	3,591
Other changes, net	1,102	462
Net cash provided by operating activities	28,787	24,523
Cash flows from investing activities:
Capital expenditures	(5,711)	(6,501)
Acquisition of business, net of cash acquired (BridgeCo)	(40,968)	-
Acquisition of business, net of cash acquired (STS)	-	(22,000)
Loans receivable form related party	-	(1,625)
Purchases of short-term and long-term investments	-	(14,900)
Sales and maturities of short-term and long-term investments	1,275	55,925
Net cash (used in) provided by investing activities	(45,404)	10,899
Cash flows from financing activities:
Excess tax benefits from stock-based compensation	137	68
Proceeds from issuance of common stock	3,205	4,141
Purchases of treasury stock	(10,482)	(25)
Repayments of obligations under supplier financing arrangements	(3,245)	(2,338)
Net cash (used in) provided by financing activities	(10,385)	1,846
Effect of foreign exchange rate changes on cash and cash equivalents	1,032	(563)
Net (decrease) increase in cash and cash equivalents	(25,970)	36,705
Cash and cash equivalents at beginning of period	170,387	109,141
Cash and cash equivalents at end of period	$144,417	$145,846

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures of Standard Microsystems Corporation and subsidiaries (“SMSC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), reflecting all adjustments (consisting only of normal, recurring adjustments) which in management’s opinion are necessary to present fairly the Company’s financial position as of August 31, 2011, results of operations for the three and six-month periods ended August 31, 2011 and 2010 and cash flows for the six-month periods ended August 31, 2011 and 2010 (collectively, including accompanying notes and disclosures, the “Interim Financial Statements”). The February 28, 2011 balance sheet information has been derived from audited financial statements, but does not include all information or disclosures required by U.S. GAAP.

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

2. Recent Accounting Standards

 In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011 - 05, “Presentation of Comprehensive Income” (“ASU 2011 - 05”), which provides guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for SMSC beginning in the first quarter of fiscal year 2013. The adoption of this guidance will not have a material impact on our consolidated financial statements.

 In May 2011, the FASB issued Accounting Standards Update 2011 - 04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011 - 04”), which provides additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for SMSC beginning in the first quarter of fiscal year 2013. The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Fair Value of Financial Instruments

The Company’s financial instruments are measured and recorded at fair value. The Company’s non-financial instruments (including: goodwill, intangible assets, property, plant and equipment) are measured at fair value when initially recorded for purchase accounting allocation and when an impairment charge is recognized. Contingent consideration on acquisitions is measured at fair value at each reporting period. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, management considers the principal or most advantageous market in which the Company would transact, and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

The following table details the fair value measurements within the three levels of fair value hierarchy under US GAAP of the Company’s financial assets and liabilities, including investments, cash surrender value of life insurance policies, contingent consideration and cash equivalents at August 31, 2011:

	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Auction rate securities	$28,199	$-	$-	$28,199
Money market funds	39,467	39,467	-	-
Other assets-cash surrender value	1,674	-	1,674	-
Total Assets	$69,340	$39,467	$1,674	$28,199

Liabilities:
Contingent consideration	$9,825	$-	$-	$9,825
Total Liabilities	$9,825	$-	$-	$9,825

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, including investments, cash surrender value of life insurance policies and cash equivalents at February 28, 2011:

	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Auction rate securities	$29,490	$-	$-	$29,490
Money market funds	134,007	134,007	-	-
Other assets-cash surrender value	1,666	-	1,666	-
Total Assets	$165,163	$134,007	$1,666	$29,490

Liabilities:
Contingent consideration	$2,778	$-	$-	$2,778
Total Liabilities	$2,778	$-	$-	$2,778

At February 28, 2011 and August 31, 2011, the Company grouped money market funds using a Level 1 valuation because market prices were readily available. Level 2 financial assets and liabilities represent the fair value of cash surrender value of life insurance.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following tables reflect the activity for the Company’s major classes of assets and liabilities measured at fair value using Level 3 inputs (in thousands):

Assets:	Three Months Ended 8/31/2011	Six Months Ended 8/31/2011
Balance at beginning of period	$28,786	$29,490
Transfers out to Level 2 (Auction Rate Securities with market inputs)	-	(550)
Sales of Level 3 investments	(550)	(725)
Total losses:
Unrealized losses included in accumulated other comprehensive income	(37)	(16)
Balance as of August 31, 2011	$28,199	$28,199

Liabilities:	Three Months Ended 8/31/2011	Six Months Ended 8/31/2011
Balance at beginning of period	$10,205	$2,778
Level 3 liabilities acquired	-	8,800
Level 3 liabilities settled	-	(1,390)
Total (gains) and losses:
Included in earnings (unrealized)	(398)	(381)
Unrealized losses included in accumulated other comprehensive income	18	18
Balance as of August 31, 2011	$9,825	$9,825

The following tables summarize the composition of the Company’s investments (in thousands):

				Classification on Balance Sheet
August 31, 2011	Cost	Gross Unrealized Losses	Aggregate Fair value	Cash and Cash Equivalents	Long-Term Investments
Auction rate securities	$30,125	$(1,926)	$28,199	$-	$28,199
Money market funds	39,467	-	39,467	39,467	-
	$69,592	$(1,926)	$67,666	$39,467	$28,199

				Classification on Balance Sheet
February 28, 2011	Cost	Gross Unrealized Losses	Aggregate Fair value	Cash and Cash Equivalents	Long-Term Investments
Auction rate securities	$31,400	$(1,910)	$29,490	$-	$29,490
Money market funds	134,007	-	134,007	134,007	-
	$165,407	$(1,910)	$163,497	$134,007	$29,490

The Company classifies all marketable debt and equity securities with remaining contractual maturities of greater than one year as long-term investments. As of August 31, 2011 the Company held approximately $28.2 million of investments in auction rate securities (net of $1.9 million in gross unrealized losses) with maturities ranging from 10 years to 30 years, all classified as available-for-sale. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of August 31, 2011, all of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies.

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

As a result, as of August 31, 2011, the Company recorded an estimated cumulative unrealized loss of $1.9 million (net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuer. Further, the auction rate securities held by the Company are AAA rated, and the Company considers the credit risk to be negligible. The Company continues to liquidate investments in auction rate securities as opportunities arise. In the six-month period ended August 31, 2011, $1.3 million in auction rate securities were liquidated at par in connection with issuer calls.

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

The components of the Company’s comprehensive income were as follows (in thousands):

	Three Months Ended August 31		Six Months Ended August 31
	2011	2010	2011	2010
Net income	$11,891	$12,902	$18,069	$13,529
Other comprehensive income:
Change in foreign currency translation adjustments	1,101	2,855	3,635	(792)
Change in unrealized loss on securities	(3)	639	(16)	1,160
Total comprehensive income	$12,989	$16,396	$21,688	$13,897

The components of the Company’s accumulated other comprehensive income were as follows (in thousands):

	August 31, 2011	February 28, 2011
Unrealized losses on investments, net of tax	$(1,880)	$(1,864)
Foreign currency translation	14,402	10,767
Minimum pension liability adjustment, net of tax	(415)	(415)
Accumulated other comprehensive income	$12,107	$8,488

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Net Income Per Share

Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the sum of the weighted-average number of common shares outstanding during the period, plus the dilutive effect of shares issuable through stock options.

The shares used in calculating basic and diluted net income per share for the condensed consolidated statements of operations included within this report are reconciled as follows (in thousands) :

	Three Months Ended August 31		Six Months Ended August 31
	2011	2010	2011	2010
Weighted average shares outstanding for basic net income per share	23,065	22,606	23,047	22,540
Dilutive effect of stock options and restricted stock units	428	150	469	232
Weighted average shares outstanding for diluted net income per share	23,493	22,756	23,516	22,772

Options covering approximately 1.8 million and 1.5 million shares for the three month periods ended August 31, 2011 and 2010, and approximately 1.6 million and 1.6 million shares for the six month periods ended August 31, 2011 and 2010, respectively, were excluded from the computation of average shares outstanding for diluted net income per share because their effects were antidilutive.

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

The majority of BridgeCo’s assets are located in the United States. BridgeCo also has operations in India and Japan. The functional currency of BridgeCo’s operations in the United States is the U.S. dollar (“USD”), in India, the Indian Rupee and in Japan, the Japanese Yen.

SMSC made an initial investment of $41.0 million in cash (net of cash acquired). The terms of the purchase agreement provide for potential earnout payments of up to $5.0 million in 2012 and up to $22.5 million in 2013 to former BridgeCo shareholders, dependent on BridgeCo reaching certain revenue goals in calendar years 2011 and 2012.

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

The fair value of the contingent consideration at acquisition of $8.8 million was estimated by applying the income approach. That measure was based on significant inputs that are unobservable in the market, and are therefore level 3 inputs. Key assumptions included a discount rate of 19% and a probability-adjusted level of forecasted quarterly revenues.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the components of the purchase price at fair value (in thousands):
BridgeCo

Cash acquired	$(374)
Cash consideration paid	41,342
Liability for contingent consideration	8,800
Total consideration	$49,768

The following table summarizes the allocation of the purchase price at fair value (in thousands):

Receivables	$601
Inventories	950
Other current assets	629
Property, plant and equipment	442
Customer relationships	1,900
Trade name	70
Technology	7,400
Goodwill (all non-deductible for tax purposes)	40,173
Deferred tax assets	438
Other non current assets	257
Non-interest bearing liabilities	(2,402)
Deferred tax liabilities	(690)
Net assets	$49,768

The results of BridgeCo’s operations subsequent to May 19, 2011 have been included in the Company’s consolidated results of operations. In the three-month and six-month periods ended August 31, 2011, BridgeCo contributed $8.7 million and $9.5 million in revenue, respectively.

The following unaudited pro forma financial information presents the combined operating results of SMSC and BridgeCo as if the acquisition had occurred as of the beginning of the comparative prior annual reporting period only. In the three month period ended August 31, 2011 there were no pro forma adjustments as the BridgeCo results were included in the SMSC results for the entire period. Pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results.

Pro forma financial information is presented in the following table (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Sales and revenues	$112,581	$105,697	$219,073	$203,944
Net income	$11,891	$10,951	$15,790	$10,204

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Symwave

On November 12, 2010 SMSC completed the acquisition of Symwave, Inc. (“Symwave”), a global fabless semiconductor company supplying high-performance analog/mixed-signal connectivity solutions utilizing proprietary technology, IP and silicon design capabilities. Symwave was headquartered in Laguna Niguel, California, with design centers in San Diego, California and Shenzhen, China. Symwave had approximately 90 employees, of which over 60 were in Asia. The functional currency of Symwave’s operations in the United States is the U.S. dollar (“USD”) and in China is the Chinese Yuan Renminbi (“CNY”).

SMSC made an initial $5.2 million equity investment in Symwave in fiscal 2010, resulting in an equity stake of approximately 14% and in fiscal 2011 provided $3.1 million in bridge financing to Symwave. At acquisition, the initial equity investment was revalued to $2.0 million and an impairment loss of $3.2 million was recorded within income from operations. The terms of the purchase agreement provide for quarterly cash payments to former Symwave shareholders upon achievement of certain revenue and gross profit margin goals. As a result, no cash was paid at acquisition and SMSC recorded a $3.1 million liability for contingent consideration. The fair value of the initial equity investment of $2.0 million was estimated by applying the income approach. That measure is based on significant inputs that are unobservable in the market, and are therefore level 3 inputs. Key assumptions include a discount rate of 15 percent and a probability-adjusted level of quarterly revenues and gross profit margins.

Symwave

The following table summarizes the components of the purchase price at fair value (in thousands):

Fair value of initial investment in Symwave	$2,030
Assumption of liability for overdue accounts payable	4,062
Assumption of liability for notes payable	3,212
Liability for contingent consideration	3,094
$12,398

The following table summarizes the allocation of the purchase price at fair value (in thousands):

Cash and cash equivalents	$1,517
Inventories	3,441
Accounts receivable	3,338
Other current assets	343
Fixed assets	1,989
Customer relationships	290
Trade name	150
Technology	3,600
Goodwill (all non-deductible for tax purposes)	1,690
Deferred tax assets	1,486
Accounts payable and accrued liabilities	(5,446)
$12,398

The results of Symwave’s operations subsequent to November 12, 2010 have been included in the Company’s consolidated results of operations. In the three and six month periods ended August 31, 2011, Symwave contributed $0.7 million and $2.1 million in revenue, respectively.

During the fourth quarter of fiscal 2011 the Company initiated a plan to reduce costs and investments, including reducing investment in the former Symwave business (see Note 13 — Restructuring).

The following unaudited pro forma financial information presents the combined operating results of SMSC and Symwave as if the acquisition had occurred as of the beginning of the comparable prior annual reporting period only. In the three and six month periods ended August 31, 2011 there were no pro forma adjustments as the Symwave results were included in the SMSC results for the entire period. Pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results.

Pro forma financial information is presented in the following table (in thousands):

	Three Months Ended August 31		Six Months Ended August 31
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Sales and revenues	$112,581	$105,996	$216,076	$203,960
Net income	$11,891	$11,979	$18,069	$11,685

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Investments

Long-term investments consist of AAA rated auction rate securities (most of which are backed by the U.S. Federal or state and municipal government guarantees) held as available-for-sale investments. As of November 30, 2007 and prior period-end dates, investments in auction rate securities were classified as short-term in nature. In the fourth quarter of fiscal 2008, such investments became subject to adverse market conditions, and the liquidity typically associated with the financial markets for such instruments became restricted as auctions began to fail. Given the circumstances, these securities were subsequently classified as long-term (or short-term if stated maturity dates were within one year of the reported balance sheet date), reflecting the restrictions on liquidity and the Company’s intent to hold until maturity (or until such time as the principal investment could be recovered through other means, such as issuer calls and redemptions). See Note 3 — Fair Value for further discussion on related issues and matters, including fair valuation.

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

8. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill by reporting unit consists of the following (in thousands):

	Analog/Mixed Signal	Wireless Audio	AIS	Total

Gross balance, 2/28/11	$33,393	$24,531	$71,649	$129,573
Accumulated impairment losses	-	-	(52,300)	(52,300)
Balance, 2/28/11	33,393	24,531	19,349	77,273

Adjustments	193	-	-	193
Goodwill acquired	-	40,173	-	40,173
Foreign exchange rate impact	(27)	361	242	576

Gross balance, 8/31/11	33,559	65,065	71,891	170,515
Accumulated impairment	-	-	(52,300)	(52,300)
Balance, 8/31/11	$33,559	$65,065	$19,591	$118,215

On May 19, 2011 SMSC completed the acquisition of BridgeCo, a leader in wireless networked audio technologies. Goodwill related to this acquisition is included within the wireless audio reporting unit.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s intangible assets consisted of the following (in thousands):

	As of August 31, 2011		As of February 28, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Purchased technologies	$56,833	$36,549	$48,151	$32,353
Customer relationships and contracts	21,087	12,251	18,291	10,268
Other	2,276	875	2,096	642
Total – finite-lived intangible assets	80,196	49,675	68,538	43,263
Trademarks and trade names - indefinite-lived	6,763	-	6,470	-
	$86,959	$49,675	$75,008	$43,263

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

Total amortization expense recorded for finite-lived intangible assets using straight-line amortization was as follows (in thousands):

	Three Months Ended August 31		Six Months Ended August 31,
	2011	2010	2011	2010
Amortization expense	$2,700	$2,077	$5,091	$3,842

Estimated future finite-lived intangible asset amortization expense is as follows (in thousands):

Period	Amount
Remainder of Fiscal 2012	$5,415
Fiscal 2013	$9,933
Fiscal 2014	$4,516
Fiscal 2015	$3,976
Fiscal 2016	$3,194
Fiscal 2017 and thereafter	$3,487
$30,521

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Other Balance Sheet Data

Other balance sheet data is as follows (in thousands):

	August 31, 2011	February 28, 2011
Inventories:
Raw materials	$2,254	$2,413
Work-in-process	12,555	14,329
Finished goods	35,063	30,490
	$49,872	$47,232
Property, plant and equipment:
Land	$578	$578
Buildings and improvements	38,901	36,164
Machinery and equipment	140,690	133,778
	180,169	170,520
Less: Accumulated depreciation and amortization	(113,249)	(103,138)
	$66,920	$67,382
Accrued expenses, income taxes and other liabilities:
Employee compensation, incentives and benefits	$20,069	$19,174
Stock appreciation rights	15,982	28,259
Supplier financing – current	6,465	4,934
Restructuring charges (see Note 13)	875	2,821
Accrued rent obligations	2,792	2,944
Income taxes payable	1,360	2,545
Accrued contingent consideration--current	5,700	1,445
Other accrued	6,295	10,337
	$59,538	$72,459
Other liabilities:
Retirement benefits	$8,843	$8,799
Income taxes	6,083	5,225
Supplier financing – non-current	3,939	5,406
Accrued contingent consideration--non-current	4,125	1,401
Other liabilities	798	1,038
	$23,788	$21,869

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

Deferred income on shipments to distributors consists of the following (in thousands):

	August 31, 2011	February 28, 2011

Deferred revenue	$30,677	$26,609
Deferred cost of goods sold	(5,722)	(4,904)
Provisions for sales returns	656	757
Advances to distributors for price allowances	(6,743)	(6,295)
	$18,868	$16,167

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Other Expense, Net

The components of the Company’s other expense, net consisted of the following (in thousands):

	Three Months Ended August 31		Six Months Ended August 31
	2011	2010	2011	2010
Unrealized and realized foreign currency transaction gains	$(130)	$(274)	$11	$(370)
Other miscellaneous income, net	31	93	32	34
	$(99)	$(181)	$43	$(336)

12. Income Taxes

The provision for income taxes for the three and six month periods ended August 31, 2011 was $9.6 million, and $11.3 million or an effective income tax rate of 44.6% on $21.5 million of profit and an effective tax rate of 38.4% on $29.3 million of income before income taxes, respectively. The tax provision for the six month period ended August 31, 2011 includes the net deferred tax benefit of $1.4 million related to a change in the effective rate for state deferred tax assets and liabilities, an impact of $0.2 million from tax exempt income, and approximately $0.2 million of accrued interest and penalties. The provision excludes the impact of certain losses in various jurisdictions that could not be benefitted. In addition, $0.9 million of qualified research and development credit has been included in the net provision for income taxes for the six months ended August 31, 2011.

The provision for income taxes for the three and six month periods ended August 31, 2010 was $9.4 million, and $10.5 million or an effective income tax rate of 42.1% on $22.3 million of profit and an effective tax rate of 43.7% on $24.0 million of income before income taxes, respectively. The provision excludes the impact of certain losses in various jurisdictions that could not be benefitted. In addition, as the research and development tax credit expired on December 31, 2009 there is no such tax credit included in the tax provision for the three and six month periods ended August 31, 2010.

The difference between the effective tax rates of 38.4% for the six months ended August 31, 2011 compared to effective tax rate of 43.7% for the six months ended August 31, 2010 is primarily attributable to a deferred tax benefit related to a change in the effective rate for state deferred tax assets and liabilities and a credit for research and development were recorded for the six months ended August 31, 2011 which was not available in the six months ended August 31, 2010.

The Company increased its reserves for liabilities for uncertain tax positions for the six month period ended August 31, 2011 by $0.7 million to $5.5 million for potential liabilities related to certain acquisitions. Substantially all such unrecognized tax benefits would be recorded as part of the provision for income taxes if realized in future periods. At this time, the Company does not anticipate that liabilities for uncertain tax positions will significantly increase or decrease on or prior to August 31, 2012. All liabilities for uncertain tax positions are classified as long term and included in Other liabilities in the condensed consolidated balance sheet.

The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2008 (in the case of certain foreign tax returns, calendar year 2007).

13. Restructuring

During the second quarter of fiscal 2012 the Company reorganized certain engineering groups resulting in severance charges of $0.4 million. Costs incurred as result of this action will result in cash payments to be completed in the third quarter of fiscal 2012.

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

The remaining positions eliminated consist of certain administrative positions, certain positions in its subsidiary in Canada as part of its plan to converge the wireless audio products roadmap from the acquisitions of Kleer Corporation and Kleer Semiconductor Corporation (collectively, “Kleer”) and Wireless Audio IP B.V. (“STS”) and to rationalize worldwide resources working on wireless audio products, and certain engineering positions. An additional $0.3 million was incurred in the first quarter of fiscal 2012 for additional severance and termination benefits and asset impairment charges relating to this restructuring plan. Costs incurred as result of this action will result in cash payments to be completed in the third quarter of fiscal 2012.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the second quarter of fiscal 2011, the Company initiated a restructuring plan for severance and termination benefits for 9 employees of $0.1 million. An additional $0.3 million in expenses were incurred in the third and fourth quarters of fiscal 2011 relating to this plan. The Company expects the payments on these obligations to be completed in the third quarter of fiscal 2012.

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

The following tables summarize the activity related to the accrual for restructuring charges for the six months ended August 31, 2011 and the twelve months ended February 28, 2011 (in thousands):

	Balance as of March 1, 2011	Severance & Benefits Charges	Assets Impairment	Payments	Non-Cash Items	Balance as of August 31, 2011
Q4 Fiscal 2009 Restructuring Plan	$2	$-	$-	$(2)	$-	$-
Q2 Fiscal 2010 Restructuring Plan	15	-	-	-	-	15
Q4 Fiscal 2010 Restructuring Plan	27	-	-	(27)	-	-
Q2 Fiscal 2011 Restructuring Plan	348	-	-	(226)	-	122
Q4 Fiscal 2011 Restructuring Plan	2,429	270	73	(2,317)	(73)	382
Q2 Fiscal 2012 Restructuring Plan	-	356			-	356
Total	$2,821	$626	$73	$(2,572)	$(73)	$875

	Balance as of March 1, 2010	Severance & Benefits Charges	Assets Impairment	Payments	Non-Cash Items	Balance as of February 28, 2011
Q4 Fiscal 2009 Restructuring Plan	$210	$-	$-	$(212)	$4	$2
Q2 Fiscal 2010 Restructuring Plan	101	-	-	(86)	-	15
Q4 Fiscal 2010 Restructuring Plan	780	822	-	(1,440)	(135)	27
Q2 Fiscal 2011 Restructuring Plan	-	348	-	-	-	348
Q4 Fiscal 2011 Restructuring Plan	-	2,489	1,044	-	(1,104)	2,429
Total	$1,091	$3,659	$1,044	$(1,738)	$(1,235)	$2,821

14. Benefit and Incentive Plans (including Share-Based Payments)

The Company has several stock-based compensation plans in effect under which incentive stock options and non-qualified stock options (collectively “stock options”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) have been granted to employees and directors. In July 2009, the shareholders approved the 2009 Long Term Incentive Plan (the “LTIP”). The Company has ceased issuing stock options and restricted stock awards under previously established stock option and restricted stock plans, and has ceased issuing SARs, and instead is using the LTIP to issue stock options and RSUs. The Compensation Committee and management continue to evaluate means to effectively promote share ownership by employees and directors while offering industry-competitive compensation packages, including appropriate use of stock-based compensation awards.

Long Term Incentive Plan

Under the LTIP, the Compensation Committee of the Board of Directors is authorized to grant awards of stock options, restricted stock or restricted stock units, or other stock-based awards. The Committee is authorized under the LTIP to delegate its authority in certain circumstances. The purpose of this plan is to promote the interests of the Company and its shareholders by providing officers, directors and key employees with additional incentives and the opportunity, through stock ownership, to better align their interests with the Company’s and enhance their personal interest in its continued success. After amendment on July 28, 2011 the maximum number of shares that may be delivered pursuant to awards granted under the LTIP is 2,000,000 plus: (i) any shares that have been authorized but not issued pursuant to previously established plans of the Company as of June 30, 2009, up to a maximum of an additional 500,000 shares; (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of June 30, 2009 and that subsequently expire unexercised, or are otherwise forfeited, up to a maximum of an additional 3,844,576 shares. The maximum number of incentive stock options that may be granted under the LTIP is 1,500,000. No participant may receive awards under the LTIP in any calendar year for more than 1,000,000 shares equivalents. As of August 31, 2011, awards amounting to 1,286,091 share equivalents are available for grant under the LTIP.

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

Stock option plan activity is summarized below (in thousands, except per share data):

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term (in yrs.)	Aggregate Intrinsic Value
Options outstanding, March 1, 2011	3,075	$22.75
Granted	222	$24.96
Exercised	(116)	$18.08
Canceled, forfeited or expired	(147)	$29.91
Options outstanding, August 31, 2011	3,034	$22.74	5.7	$4,568
Options exercisable, August 31, 2011	1,980	$22.50	4.4	$3,443

The following table summarizes information relating to outstanding and exercisable options as of August 31, 2011 (shares in thousands):

Range of Exercise Prices	Weighted Average Remaining Lives	Options Outstanding	Weighted Average Exercise Prices	Options Exercisable	Weighted Average Exercise Prices
$10.56 - $17.62	4.7	792	$16.37	628	$16.46
$18.29 - $22.35	5.1	876	$20.44	613	$20.55
$22.40 - $27.76	7.9	779	$25.29	271	$25.68
$27.90 - $36.13	5.1	587	$31.36	468	$31.33
	5.7	3,034	$22.74	1,980	$22.50

The following table summarizes information relating to currently outstanding and exercisable options:

	As of August 31,
	2011	2010
Total remaining unrecognized compensation cost (in thousands)	$7,969	$11,790
Weighted average period over which cost is expected to be recognized (in years)	1.5	1.7

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair value of stock options granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
Dividend yield	-	-	-	-
Expected volatility	43%	46%	43 - 44%	46-47%
Risk-free interest rates	1.6 - 1.8%	1.8-2.0%	1.6 - 2.1%	1.8-2.6%
Expected lives (in years)	5.0	5.0	5.0	5.0

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

Restricted stock activity is set forth below (shares in thousands):

	Shares	Weighted Average Grant-Date Fair Value
Restricted stock shares/units outstanding, March 1, 2011	424	$23.79
Granted	262	$24.60
Canceled or expired	(41)	$26.84
Vested	(78)	$25.60

Restricted stock shares/units outstanding, August 31, 2011	567	$23.70

The following table summarizes information relating to RSAs and RSUs activity:

	As of August 31,
	2011	2010
Total unrecognized compensation cost (in thousands)	$11,115	$5,301
Weighted average period over which cost is expected to be recognized (in years)	1.6	1.7

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

The Company recognizes compensation expense or benefit for SARs using a graded vesting methodology, adjusting for changes in fair value from period to period. Compensation expense also includes adjustments for any exercises of SARs to record any differences between total cash paid at settlement and previously recognized compensation expenses. Prior to the adoption of guidance now codified as ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”), the Company recognized compensation expense for SARs based on the excess of the award’s market value over its exercise price over the term of the award.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The total unrecognized compensation cost related to SMSC’s stock appreciation rights plan is $5.8 million as of August 31, 2011. The weighted average period over which the cost is expected to be recognized is 2.8 years.

Activity under the Plans is summarized below (in thousands, except per share data):

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term (in yrs.)	Aggregate Intrinsic Value
Stock appreciation rights outstanding, March 1, 2011	4,249	$24.96
Granted	-	$-
Exercised	(134)	$17.21
Canceled or expired	(139)	$26.55
Stock appreciation rights outstanding, August 31, 2011	3,976	$25.16	6.0	$6,235
Stock appreciation rights exercisable, August31, 2011	2,853	$26.18	5.6	$3,793

Activity under the Stock Appreciation Rights Plan is summarized below:

	As of August 31,
	2011	2010
Total unrecognized compensation cost (in thousands)	$5,802	$9,924
Weighted average period over which cost is expected to be recognized (in years)	2.8	3.5

The fair value of SARs granted in connection with the Plans has been estimated utilizing the following assumptions:

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
Dividend yield	-	-	-	-
Expected volatility	38 - 46%	37-51%	28 – 46%	37-53%
Risk-free interest rates	0.18 - .85%	0.04-1.87%	0.01 –1.69%	0.04-2.76%
Expected lives (in years)	1.5 - 4.5	0.02-5.37	0.5 – 4.7	0.02-5.62

Employee Stock Purchase Plan

The Company’s 2010 Employee Stock Purchase Plan (the “Purchase Plan”), effective November 1, 2010, provides for the issuance of up to 1,100,000 shares of common stock to eligible employees. The Purchase Plan provides for eligible employees to purchase whole shares of common stock at a price of 85% of the lesser of: (a) the fair market value of a share of common stock on the first date of the purchase period or (b) the fair market value of a share of common stock on the last date of the purchase period. Stock-based compensation expense for the Purchase Plan is recognized over the vesting period of six months on a straight-line basis. In the first quarter of fiscal 2012 the Company issued 54,933 shares and had 1,045,067 shares available for future grants and issuances under the Purchase Plan. The Company recognized expense of $0.1 million and $0.3 million in the three and six months ended August 31, 2011, respectively.

Stock-Based Compensation (Benefit) Expense

The following table summarizes the compensation (benefit) expense for stock options, restricted stock awards and stock appreciation rights at fair value as measured per the provisions of ASC Topic 718, “ Compensation — Stock Compensation ” (“ASC 718”) included in our condensed consolidated statements of operations (in thousands) :

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
Costs of goods sold	$(1,005)	$(451)	$(681)	$381
Research and development	(2,743)	(1,498)	(1,688)	780
Selling, general and administrative	(5,503)	(3,264)	(3,466)	1,539
Stock-based compensation (benefit) expense, before income taxes	$(9,251)	$(5,213)	$(5,835)	$2,700

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

The following table sets forth the components of the consolidated net periodic pension expense (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010

Service cost – benefits earned during the period	$53	$88	$132	$171
Interest cost on projected benefit obligations	91	96	182	192
Net periodic pension expense	$144	$184	$314	$363

The following table sets forth the amounts (gross, before tax) recognized in accumulated other comprehensive income (in thousands):

	As of August 31, 2011	As of February 28, 2011

Transition obligation	$1	$1
Net actuarial income	659	659
Total amount recognized in accumulated other comprehensive income	$660	$660

Annual benefit payments under these plans are expected to be approximately $0.7 million in fiscal 2012, to be funded as general corporate obligations with available cash and cash equivalents. Payments to date on these plans for the six months ended August 31, 2011 were $0.4 million. Additionally, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing longer-term benefits payable under the Supplemental Executive Retirement Plan. In November 2009, the Compensation Committee of SMSC’s Board of Directors froze benefits under the Supplemental Executive Retirement Plan for existing participants, and there will be no further eligibility for participation in this plan. The effect of this action is expected to be immaterial to SMSC’s future results of operations.

15. Commitments and Contingencies

Contingent Consideration — BridgeCo Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of BridgeCo. The maximum amount of contingent consideration that can be earned by the sellers is $27.5 million as set forth in the purchase agreement. The fair value of the contingent consideration at acquisition was $8.8 million. This liability was revalued to $8.4 million as of August 31, 2011 based on the likelihood of achieving the performance goals.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contingent Consideration — Symwave Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of Symwave on November 12, 2010 at the estimated fair value of $3.1 million. The contingent consideration arrangement requires the Company to pay the former owners of Symwave an earnout amount equal to one times revenue (less certain agreed upon adjustments), depending on the achievement of certain revenue and gross profit margin performance goals, for each of the four quarterly periods from January 1, 2011 until December 31, 2011. No earnout payments shall be payable for any period after December 31, 2011. No liability was recorded as of February 28, 2011 and August 31, 2011 based on the likelihood of achieving the performance goals.

Contingent Consideration — STS Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of STS. The contingent consideration arrangement requires the Company to pay the former owners of STS an earnout amount of $3.0 million for the period from January 1, 2011 until December 31, 2011 provided that revenue meets performance goals set forth in the purchase agreement. No earnout payments shall be payable for any period after December 31, 2011. No liability was recorded as of February 28, 2011 and August 31, 2011 based on the likelihood of achieving the performance goals.

Contingent Consideration — Kleer Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of Kleer. The maximum amount of contingent consideration that can be earned by the sellers was $2.0 million as set forth in the purchase agreement. No liability was recorded as of February 28, 2011 and August 31, 2011 based on the likelihood of achieving the performance goals.

Contingent Consideration — K2L Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of K2L GmbH (“K2L”). The maximum amount of contingent consideration that can be earned by the sellers is 2.1 million Euros. Fifty percent of the contingent consideration was earned in calendar year 2010 and fifty percent is available to be earned in calendar year 2011 based on the level of achievement of revenue as set forth in the purchase agreement. On March 31, 2011, 1.1 million Euros in stock and cash was paid to the former owners of K2L for meeting calendar year 2010 performance targets. This liability was revalued from $2.8 million as of February 28, 2011to $1.4 million as of August 31, 2011 as a result of the payout of the 2010 earnout and the likelihood of achieving the 2011 performance goals.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16. Supplemental Cash Flow Disclosures

The information below summarizes the Company’s supplemental cash flow disclosures (in thousands):

	Six months ended August 31,
	2011	2010
Design tools acquired under supplier financing	$2,684	$4,018
Cash payments made - federal, state, and foreign income taxes	$1,750	$6,624

17. Subsequent Event – Treasury Share Repurchase

The Company repurchased 303,576 treasury shares at a cost of $6.2 million subsequent to August 31, 2011. These shares will be included in treasury shares in the shareholders’ equity section of the balance sheet in the next interim reporting period ending November 30, 2011.

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

Information regarding SMSC’s critical accounting policies and estimates appear within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011, as filed with the SEC on April 19, 2011. During the six-month period ended August 31, 2011, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies.

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

Recent Accounting Standards

 In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011 - 05, “Presentation of Comprehensive Income” (“ASU 2011 - 05”), which provides guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for SMSC beginning in the first quarter of fiscal year 2013. The adoption of this guidance will not have a material impact on our consolidated financial statements.

 In May 2011, the FASB issued Accounting Standards Update 2011 - 04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011 - 04”), which provides additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for SMSC beginning in the first quarter of fiscal year 2013. The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

Results of Operations

Overview

Sales and revenues, gross profit, income from operations, and net income were as follows (in thousands):

	For the Three Months Ended August 31,
	2011	2010	Inc./Dec. $	Inc./Dec. %
Sales and revenues	$112,581	$104,084	$8,497	8.2%
Gross profit	$60,344	$58,658	$1,686	2.9%
Gross profit as percentage of sales and revenues	53.6%	56.4%
Operating income	$21,520	$22,346	$(826)	-3.7%
Operating income as percentage of sales and revenues	19.1%	21.5%
Net income	$11,891	$12,902	$(1,011)	-7.8%

	For the Six Months Ended August 31,
	2011	2010	Inc./Dec. $	Inc./Dec. %
Sales and revenues	$216,076	$201,243	$14,833	7.4%
Gross profit	$116,129	$110,453	$5,676	5.1%
Gross profit as percentage of sales and revenues	53.7%	54.9%
Operating income	$29,189	$24,147	$5,042	20.9%
Operating income as percentage of sales and revenues	13.5%	12.0%
Net income	$18,069	$13,529	$4,540	33.6%

Sales and revenues for the three and six-month periods ended August 31, 2011 increased primarily due to incremental sales from the acquisitions of BridgeCo. Inc. (“BridgeCo”) and Symwave. Improved Automotive sales also contributed to the rise in sales and revenues.

The following table summarizes the stock-based compensation (benefit) expense for stock options, restricted stock awards, restricted stock units, employee stock purchase plan shares and stock appreciation rights included in results of operations (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
Costs of goods sold	$(1,005)	$(451)	$(681)	$381
Research and development	(2,743)	(1,498)	(1,688)	780
Selling, general and administrative	(5,503)	(3,264)	(3,466)	1,539
Stock-based compensation (benefit) expense, before income taxes	$(9,251)	$(5,213)	$(5,835)	$2,700

The decrease in stock-based compensation is mainly driven by the Company’s Stock Appreciation Rights (“SARs”) due to the relative decrease in the Company’s common stock market price during the three and six-month periods ended August 31, 2011 as compared to the same prior year periods. SARs accounted for an $11.8 million credit to stock-based compensation in the three months ended August 31, 2011.

Gross profit increased in the three and six-month periods ended August 31, 2011 mainly due to sales and revenues attributable to the aforementioned acquisitions and credits to stock-based compensation as discussed previously. Gross profit as a percentage of sales and revenues decreased mainly due to lower margins attributable to BridgeCo and Symwave sales, increased amortization expense from acquired intangibles, increased gold adder charges, lower absorption and an inventory impairment related to Symwave in the three months ended May 31, 2011.

The year over year decrease in income from operations and net income for the three months ended August 31, 2011 is primarily attributable to increased research and development expenses partially offset by increased gross profit and credit from stock-based compensation. The year over year increase in income from operations and net income in the six months ended August 31, 2011 is mainly due to increased gross profit and the credit from stock-based compensation. The dilutive effect of lower margin BridgeCo sales had less impact on a year to date basis since BridgeCo was acquired in May 2011.

Sales and Revenues

Sales and revenues by end market were as follows (in thousands):

	For the Three Months Ended August 31
	2011	2010	Inc./Dec. $	Inc./Dec. %
PCs	$36,667	$37,854	$(1,187)	-3.1%
Consumer electronics	35,906	28,445	7,461	26.2%
Industrial & other	17,943	19,587	(1,644)	-8.4%
Automotive	22,065	18,198	3,867	21.2%
Total	$112,581	$104,084	$8,497	8.2%

	For the Six Months Ended August 31
	2011	2010	Inc./Dec. $	Inc./Dec. %
PCs	$73,835	$74,320	$(485)	-0.7%
Consumer electronics	63,964	52,590	11,374	21.6%
Industrial & other	36,901	37,452	(551)	-1.5%
Automotive	41,376	36,881	4,495	12.2%
Total	$216,076	$201,243	$14,833	7.4%

Sales and revenues by reporting unit were as follows (in thousands):

	For the Three Months Ended August 31
	2011	2010	Inc./Dec. $	Inc./Dec. %
Analog / Mixed Signal	$78,707	$83,597	$(4,890)	-5.8%
Automotive	21,592	17,731	3,861	21.8%
Wireless Audio	12,282	2,756	9,526	345.6%
Total	$112,581	$104,084	$8,497	8.2%

	For the Six Months Ended August 31
	2011	2010	Inc./Dec. $	Inc./Dec. %
Analog / Mixed Signal	$158,474	$161,247	$(2,773)	-1.7%
Automotive	40,460	36,002	4,458	12.4%
Wireless Audio	17,142	3,993	13,149	329.3%
Total	$216,076	$201,242	$14,834	7.4%

PCs and industrial end markets continue to be impacted by negative global macroeconomic conditions resulting in reduced sales in the Analog/Mixed Signal reporting unit. Consumer electronics benefitted from the acquisitions of BridgeCo and Symwave, which contributed $9.4 million to the year over year improvement in the three months ended August 31, 2011 and $11.6 million in the six months ended August 31, 2011. Automotive sales and revenues increased due to strong demand from automotive based customers.

Gross profit, operating expenses and income from operations were as follows (in thousands):

	For the Three Months Ended August 31,
	2011	2010	Inc./Dec. $	Inc./Dec. %
Gross profit on sales and revenues	$60,344	$58,658	$1,686	2.9%
Gross profit as percentage of sales and revenues	53.6%	56.4%
Operating expenses:
Research and development	$22,632	$19,763	$2,869	14.5%
Selling, general and administrative	16,234	16,045	189	1.2%
Restructuring charges	356	47	309	N/M *
Revaluation of contingent considerations	(398)	457	(855)	N/M *
Income from operations	$21,520	$22,346	$(826)	-3.7%
*N/M – Not meaningful

	For the Six Months Ended August 31,
	2011	2010	Inc./Dec. $	Inc./Dec. %
Gross profit on sales and revenues	$116,129	$110,453	$5,676	5.1%
Gross profit as percentage of sales and revenues	53.7%	54.9%
Operating expenses:
Research and development	$47,159	$43,582	$3,577	8.2%
Selling, general and administrative	39,463	41,399	(1,936)	-4.7%
Restructuring charges	699	868	(169)	N/M *
Revaluation of contingent considerations	(381)	457	(838)	N/M *
Income from operations	$29,189	$24,147	$5,042	20.9%
*N/M – Not meaningful

Gross Profit

The increase in gross profit in the three and six-month periods ended August 31, 2011 was primarily due to sales and revenue increases and increased credit from stock-based compensation, as discussed previously. Increases were partially offset by increased amortization of $0.5 million and $1.0 million from acquired intangibles in the three month and six month periods ended August 31, 2011, respectively, increased gold adder charges, lower absorption and Symwave inventory impairments of $0.6 million recorded in the three months ended May 31, 2011. The decrease in gross profit as a percentage of sales and revenue is attributable to the acquisitions of BridgeCo, STS and Symwave, all of which had lower than average gross margins. We expect these margins to be more in line with overall gross profit margins in 18-24 months as we leverage supply chain and operating efficiencies.

Research and Development Expenses (“R&D”)

 The increase in R&D expenses was primarily due to increases in engineering compensation costs and depreciation associated with the acquisition of  BridgeCo, partially offset by decreases in stock-based compensation expenses, as previously mentioned.

The Company intends to continue its efforts to develop innovative new products and technologies, and believes that an ongoing commitment to R&D is essential in order to maintain product leadership and compete effectively. Therefore, the Company expects to continue to make significant R&D investments in the future including acquisitions. The recent acquisitions of STS and BridgeCo have added additional engineering talent and capabilities.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses were relatively flat in the three months ended August 31, 2011 compared to the same prior year period due to incremental SG&A from the BridgeCo acquisition, nearly offset by increased stock-based compensation credits, as previously mentioned. The decrease in year to date SG&A expenses was primarily the result of a decrease in stock-based compensation charges, as mentioned previously. The impact of incremental SG&A expenses associated with the acquisition of BridgeCo had less of an impact on a year to date basis since BridgeCo was acquired in May 2011.

Restructuring Charges

Restructuring charges were as follows (in thousands):

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2011	2010	2011	2010

Employee Severance and Benefits Charges	$356	$47	$626	$868
Asset Impairment Charges	-	-	73	-
	$356	$47	$699	$868

During the second quarter of fiscal 2012 the Company reorganized certain engineering groups resulting in severance charges of $0.4 million. Costs incurred as result of this action will result in cash payments to be completed in the third quarter of fiscal 2012.

During the fourth quarter of fiscal 2011 the Company initiated a plan to reduce costs and investments in certain businesses. As a result, approximately 80 positions worldwide, including approximately 50 positions at its subsidiary in Shenzhen China, were eliminated as part of the plan to substantially reduce investment in storage solutions acquired as part of the Symwave acquisition. The positions eliminated consist of certain administrative positions, certain positions in its subsidiary in Canada as part of its plan to converge the wireless audio products roadmap from the Kleer and STS acquisitions and certain engineering positions. An additional $0.3 million in charges were incurred in the first quarter of fiscal 2012 for additional severance and termination benefits and asset impairment charges relating to this restructuring plan.

Restructuring charges incurred in the three and six month periods ended August 31, 2010 were primarily related to a restructuring plan initiated in the fourth quarter of fiscal 2010 in connection with the integration and reorganization of engineering and corporate overhead resources, primarily for severance obligations and termination benefits for certain employees.

Revaluation of Contingent Acquisition Liabilities

The Company recorded liabilities for contingent consideration as part of the purchase price for the acquisitions of BridgeCo, Symwave, STS, Kleer and K2L. The payment of contingent consideration is based upon the achievement of certain financial results over specified time periods post-acquisition. The Company performs a quarterly revaluation of contingent consideration and records any changes in estimated payments and accretion expense as a component of operating income. A $0.4 million gain was recorded in the three and six-month periods ending August 31, 2011 due to reduced forecasted financial results related to BridgeCo. A $0.5 million expense was recorded in the three months ending August 31, 2010 due to an increase in estimated future operating results of K2L. Due to reductions in estimated future operating results of Symwave, Kleer and STS at the end of fiscal 2011, the Company expects to make no contingent consideration payments related to these acquisitions.

Interest and Other (Expense) Income, Net

Interest and other income (expense) were as follows (in thousands):

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2011	2010	2011	2010
Interest income	$69	$174	$187	$318
Interest expense	(39)	(66)	(76)	(95)
Other (expense) income , net	(99)	(181)	43	(336)
	$(69)	$(73)	$154	$(113)

Interest income decreased primarily due to reduced investment in auction rate securities, as the Company continues to liquidate its positions as opportunities arise. Funds from liquidated auction rate securities investments as well as funds generated through operating activities are currently being invested in high grade money market accounts, at lower average rates of return.

Other (expenses) income, net, primarily consists of realized and unrealized foreign exchange gains and losses on net U.S. dollar monetary assets held by the Company’s foreign affiliates.

Provision for Income Taxes

The Company’s effective income tax rate reflects statutory federal, state and foreign tax rates, the impact of certain permanent differences between the book and tax treatment of certain expenses, and the impact of tax-exempt income and various income tax credits.

The provisions for income taxes for the three and six month periods ended August 31, 2011 was $9.6 million (an effective income tax rate of 44.6%) and $11.3 million (an effective tax rate of 38.4%), respectively. The income tax provision for the six month period ended August 31, 2011 includes a net deferred tax benefit of $1.4 million related to a change in the effective state tax rate, $0.7 million of qualified research and development credits, and $0.2 million of accrued interest and penalties related to uncertain tax positions. The income tax provision excludes the impact of certain losses in various jurisdictions that could not be benefitted.

The provisions for income taxes for the three and six month periods ended August 31, 2010 was $9.4 million (an effective income tax rate of 42.1%) and $10.5 million (an effective tax rate of 43.7% ) , respectively. The tax provision for the six month period ended August 31, 2010 includes the impact of $0.1 million of accrued interest and penalties related to uncertain tax positions. The provision excludes the impact of certain losses in various jurisdictions that could not be benefitted. In addition, the 2010 research and development tax credit expired on December 31, 2009 therefore no tax credit was included in the income tax provisions for the three or six month periods ended August 31, 2010.

The difference between the effective tax rates of 38.4% for the six months ended August 31, 2011 compared to 43.7% for the six months ended August 31, 2010 is primarily attributable to a deferred tax benefit related to a change in the effective state tax rate and a credit for research and development were recorded for the six months ended August 31, 2011 which was not available in the six months ended August 31, 2010.

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

Business conditions are currently uncertain given the soft worldwide macroeconomic environment. The Company presently expects growth in its wireless audio and automotive products, while prospects for its personal computing and industrial products are flat to negative.

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

Cash Flow

	Six Months Ended August 31,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$18,069	$13,529
Adjustments to reconcile net income to net cash provided by operating activities, net:	28,124	21,961
Changes in operating assets and liabilities, net of effects of business acquisitions:	(17,406)	(10,967)
Net cash provided by operating activities	28,787	24,523
Cash flows from investing activities:
Net cash (used for) provided by investing activities	(45,404)	10,899
Cash flows from financing activities:
Net cash (used for) provided by financing activities	(10,385)	1,846
Effect of foreign exchange rate changes on cash and cash equivalents	1,032	(563)
Net (decrease) increase in cash and cash equivalents	$(25,970)	$36,705

The increase in operating cash flows is commensurate with the increase in sales and revenues and net income, partially offset by other increases and decreases in various operating assets and liabilities, primarily increases in taxes receivable and decreases in accrued liabilities in the current year versus increases in accounts receivable in the prior year.

Cash used for investing activities in the six-month period ended August 31, 2011 consisted primarily of the $41.0 million used for the acquisition of BridgeCo (including extinguishment of debt, net of cash acquired), as well as $5.7 million used for capital expenditures, mainly for design tools. Cash provided by investing activities in the same prior year period included the sale of $30.5 million in commercial paper classified as short-term investments and $10.5 million in net auction rate securities redemptions, partially offset by $22.0 million used for the acquisition of STS and $6.5 million in capital expenditures, mainly for design tools.

Net cash used in financing activities in the six-month period ended August 31, 2011 consisted primarily of $10.5 million used for share repurchases. Net cash generated by financing activities in the same prior year period consisted primarily of proceeds from the issuance of shares in connection with stock option exercises, partially offset by repayments of notes payable in connection with the acquisition of supplier financed design tools.

Working Capital

The Company’s current assets and liabilities and net working capital were as follows (in thousands):

	August 31, 2011	February 28, 2011	Inc./Dec. $	Inc./Dec. %

Current assets:
Cash and cash equivalents	$144,417	$170,387	$(25,970)	-15.2%
Accounts receivable, net	63,819	64,714	(895)	-1.4%
Inventories	49,872	47,232	2,640	5.6%
Deferred income taxes, net	15,062	31,156	(16,094)	-51.7%
Other current assets	16,504	8,047	8,457	105.1%
Total current assets	$289,674	$321,536	$(31,862)	-9.9%

Current liabilities:
Accounts payable	$27,227	$27,171	$56	0.2%
Deferred income from distribution	18,868	16,167	2,701	16.7%
Accrued expenses, income taxes and other liabilities	59,538	72,459	(12,921)	-17.8%
Total current liabilities	$105,633	$115,797	$(10,164)	-8.8%
	$184,041	$205,739	$(21,698)	-10.5%

The Company’s total cash and cash equivalents decreased primarily due to the $41.0 million (including extinguishment of debt, net of cash acquired) paid for the acquisition of BridgeCo, $10.5 million used for share repurchases and $5.7 million used for capital expenditures, partially offset by $28.8 million in cash generated from operations. Deferred income taxes, net and accrued liabilities decreased $12.3 million due to the decrease in the SARs liability as a result of the decrease in the Company’s common stock market price during six-month periods ended August 31, 2011.

As of August 31, 2011, the Company held approximately $69.3 million in financial instruments measured at fair value, including auction rate securities, money market funds and cash surrender value of life insurance policies. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of August 31, 2011, 100% of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies, mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1.

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

As a result, as of August 31, 2011, the Company recorded an estimated cumulative unrealized loss of $1.9 million (net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuer. Further, the auction rate securities held by the Company are AAA rated. The Company continues to liquidate investments in auction rate securities as opportunities arise. In the three and six-month periods ended August 31, 2011, $1.1 million and $1.3 million, respectively, in auction rate securities were liquidated at par in connection with issuer calls.

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

Commitments and Contingencies

Contingent Consideration — BridgeCo Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of BridgeCo. The maximum amount of contingent consideration that can be earned by the sellers is $27.5 million as set forth in the purchase agreement. The fair value of the contingent consideration at acquisition was $8.8 million. This liability was revalued to $8.4 million as of August 31, 2011 based on the likelihood of achieving the performance goals.

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

Due to reductions in estimated future operating results of Symwave at the end of fiscal 2011, the Company expects to make no contingent consideration payments related to this acquisition. No liability was recorded as of February 28, 2011 and August 31, 2011 based on the likelihood of achieving the performance goals.

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

Due to reductions in estimated future operating results of STS at the end of fiscal 2011, the Company expects to make no contingent consideration payments related to this acquisition. No liability was recorded as of February 28, 2011 and August 31, 2011 based on the likelihood of achieving the performance goals.

Contingent Consideration — Kleer Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of Kleer. The maximum amount of contingent consideration that can be earned by the sellers was $2.0 million as set forth in the purchase agreement.

Due to reductions in estimated future operating results of Kleer at the end of fiscal 2011, the Company expects to make no contingent consideration payments related to this acquisition. No liability was recorded as of February 28, 2011 and August 31, 2011 based on the likelihood of achieving the performance goals.

Contingent Consideration — K2L Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of K2L. The maximum amount of contingent consideration that can be earned by the sellers is 2.1 million Euros. Fifty percent of the contingent consideration was earned in calendar year 2010 and fifty percent is available to be earned in 2011 based on the level of achievement of revenue as set forth in the purchase agreement. On March 31, 2011, 1.1 million Euros in stock and cash was paid to the former owners of K2L for calendar year 2010 performance targets. This liability was reduced from $2.8 million as of February 28, 2011to $1.4 million as of August 31, 2011 as a result of the payout of the 2010 earnout and the likelihood of achieving the 2011 performance goals.

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

As of August 31, 2011, the Company’s $28.2 million of long-term investments consisted primarily of investments in U.S. government agency backed AAA rated auction rate securities. From time to time, the Company has also held investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that until February 2008 had been reset every 90 days or less at auction, at which time the securities could also typically be repurchased or sold.

In February 2008, the Company began to experience failed auctions on some of its auction rate securities. Based on the failure rate of these auctions, the frequency and extent of the failures, and due to the lack of liquidity in the current market for the auction rate securities, the Company determined that the estimated fair value of the auction rate securities no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of these investments as of August 31, 2011, and recorded an unrealized loss of $1.9 million, (net of tax) related to the temporary impairment of the auction rate securities, which is included in accumulated other comprehensive income within shareholders’ equity on the consolidated balance sheet.

Assuming all other assumptions disclosed in Part I — Item 1 — Financial Statements — Note 3 of this Report, being equal, an increase or decrease in the liquidity risk premium (i.e. the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the auction rate securities by approximately $0.8 million. In addition, an increase or decrease in interest rates of 100 basis points would increase interest income in the three and six-month periods ended August 31, 2011 by $0.2 million and $0.9 million, respectively, or decrease interest income to a negligible amount.

Equity Price Risk — The Company is not exposed to any significant equity price risks at August 31, 2011.

Foreign Currency Risk — The Company has international operations and is therefore subject to certain foreign currency rate exposures, principally the Euro, Japanese Yen and the Indian Rupee. The Company also conducts a significant amount of its business in Asia. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company’s product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars.

The Company’s foreign subsidiaries purchase a significant amount of their products for resale in U.S. dollars, and from time to time have entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. Gains or losses on these contracts are intended to offset the gains or losses recorded for statutory and U.S. GAAP purposes from the remeasurement of certain assets and liabilities from U.S. dollars into local currencies. No such contracts were executed during fiscal 2010, and there are no obligations under any such contracts as of August 31, 2011. However, the Company has purchased currencies from time to time throughout the current fiscal year in anticipation of more significant foreign currency transactions, in order to optimize effective rates associated with those settlements.

Operating activities in Europe include transactions conducted in both Euros and U.S. dollars. The Euro is the functional currency for the Company’s European subsidiaries. Losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into Euros were $0.1 million for the three and six-month period ending August 31, 2011, compared with a gain of $0.1 million and a loss of $0.2 million for the three and six-month period ending August 31, 2010, respectively. Losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into Yen were $0.1 million for the three and six-month periods ending August 31, 2011 compared with losses of $0.3 million for the three and six-month periods ending August 31, 2010.

Commodity Price Risk — The Company routinely uses precious metals in the manufacturing of its products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect pricing of such commodities. Beginning in the latter part of fiscal 2008, the price of gold has increased precipitously, and certain of our supply chain partners began and continue to assess surcharges to compensate for the resultant increase in manufacturing costs. The Company is engaged in a project to replace gold with copper in certain of its parts to reduce this exposure. While the Company continues to attempt to mitigate the risk of similar increases in commodities-related costs, there can be no assurance that the Company will be able to successfully safeguard against potential short-term and long-term commodities price fluctuations.

Item 4. — Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of August 31, 2011, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

(a) The Company issued 21,096 unregistered shares of its common stock at a cost of $0.6 million to the former shareholders of K2L on March 31, 2011 in connection with the K2L business combination. See Part I — Item 1. — Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 6 — Business Combinations for additional information regarding these business combinations. These issuances were exempt from registration under the Securities Act of 1933, as amended as a private placement under Section 4(2) of the Securities Act or as offshore transactions under regulations under the Securities Act of 1933.

(b) None.

(c) Issuer Purchases of Equity Securities.

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. The Board of Directors authorized the repurchase of additional shares in one million share increments in July 2000, July 2002, November 2007 and April 2008, and another two million shares in April 2011, bringing the total authorized repurchases to seven million shares as of August 31, 2011. As of August 31, 2011, the Company has repurchased approximately 5.0 million shares of its common stock at a cost of $111.1 million under this program, including 444,327 shares repurchased at a cost of $9.9 million in fiscal 2012, 1,084,089 shares repurchased at a cost of $28.5 million in fiscal 2009, 1,165,911 shares repurchased at a cost of $40.6 million in fiscal 2008 and 253,300 shares repurchased at a cost of $6.1 million in fiscal 2007.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may Yet be Purchased
March 2011	-	-	-	504,916
April 2011	-	-	-	2,504,916
May 2011	-	-	-	2,504,916
June 2011	-	-	-	2,504,916
July 2011	130,803	$25.25	130,803	2,374,113
August 2011	313,524	$21.16	313,524	2,060,589
Total	444,327		444,327

Note:
In addition, the Company purchased 20,680 shares at an average price per share of $26.29 in the six month period ending August 31, 2011, as part of an ongoing program in which the Company will purchase shares withheld from employees to fund tax withholdings required on restricted shares vesting each period. The Company purchased 8,834 shares at an average price per share of $25.19 in fiscal 2011 as part of this program.

Item 3. — Defaults Upon Senior Securities

None.

Item 4. — Removed and Reserved

Item 5. — Other Information

None.

Item 6. — Exhibits

10.1	—	Standard Microsystems Corporation 2009 Long Term Incentive Plan as amended on July 28, 2011 annexed hereto.
10.2	—
Assignment and Assumption of Lease Agreement between Standard Microsystems Corporation and Rep 80 Arkay Drive, LLC dated as of August 16, 2011 incorporated by reference to exhibit 2.1 to the registrant’s Form 8-K filed August 18, 2011.

10.3	—	Compensation of Dr. Guenter Reichart, Director, as reflected in the registrant’s Form 8-K filed on September 27, 2011.
31.1	—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Schema Document
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document
101.LAB	—	XBRL Taxonomy Label Linkbase Document
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD MICROSYSTEMS CORPORATION
By:	/s/ Kris Sennesael

(Signature)
Kris Sennesael
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: September 30, 2011

EXHIBIT INDEX

Exhibit No.		Description

10.1	—	Standard Microsystems Corporation 2009 Long Term Incentive Plan as amended on July 28, 2011 annexed hereto.
10.2	—
Assignment and Assumption of Lease Agreement between Standard Microsystems Corporation and Rep 80 Arkay Drive, LLC dated as of August 16, 2011 incorporated by reference to exhibit 2.1 to the registrant’s Form 8-K filed August 18, 2011.

10.3	—	Compensation of Dr. Guenter Reichart, Director, as reflected in the registrant’s Form 8-K filed on September 27, 2011.
31.1	—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Schema Document
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document
101.LAB	—	XBRL Taxonomy Label Linkbase Document
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document