Form 10-Q
period 2011-11-30
STANDARD MICROSYSTEMS CORP
filed 2012-01-09
CIK 93384

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2011

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

As of  November 30, 2011 there were 22,231,699 shares of the registrant’s common stock outstanding.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of November 30, 2011 and February 28, 2011	1
	Condensed Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended November 30, 2011 and 2010	2
	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended November 30, 2011 and 2010	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Removed and Reserved	35
Item 5.	Other Information	35
Item 6.	Exhibits	36
Signature		37
Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

PART I

Item 1. — Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	November 30, 2011	February 28, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$141,841	$170,387
Accounts receivable, net	50,654	64,714
Inventories	43,884	47,232
Deferred income taxes, net	18,680	31,156
Other current assets	15,854	8,047
Total current assets	270,913	321,536
Property, plant and equipment, net	65,126	67,382
Goodwill	115,683	77,273
Intangible assets, net	32,939	31,745
Long-term investments, net	26,812	29,490
Investments in equity securities	2,042	2,042
Deferred income taxes, net	6,161	6,074
Other assets	3,821	3,550
TOTAL ASSETS	$523,497	$539,092

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,490	$27,171
Deferred income from distribution	16,678	16,167
Accrued expenses and other liabilities	62,431	72,459
Total current liabilities	99,599	115,797
Deferred income taxes	4,616	4,519
Other liabilities	21,634	21,869

Commitments and contingencies
Shareholders’ equity:
Preferred stock	-	-
Common stock	2,791	2,749
Additional paid-in capital	374,202	359,790
Retained earnings	142,083	127,291
Treasury stock, at cost	(127,279)	(101,411)
Accumulated other comprehensive income	5,851	8,488
Total shareholders’ equity	397,648	396,907
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$523,497	$539,092

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Sales and revenues	$106,161	$107,025	$322,237	$308,268
Costs of goods sold	52,998	51,270	152,945	142,061
Gross profit on sales and revenues	53,163	55,755	169,292	166,207
Operating expenses:
Research and development	27,296	28,893	74,455	72,475
Selling, general and administrative	25,807	33,026	65,271	74,425
Restructuring charges	7	146	706	1,014
Impairment loss on equity investment	-	3,208	-	3,208
Gain on equity investment	-	(249)	-	(249)
Revaluation of contingent consideration	(1,110)	(1,083)	(1,491)	(626)
Income (loss) from operations	1,163	(8,186)	30,351	15,960

Interest income	64	241	251	559
Interest expense	(33)	(20)	(109)	(114)
Other expense, net	(469)	(139)	(425)	(475)
Income (loss) before income taxes	725	(8,104)	30,068	15,930

Provision for (benefit from) income taxes	4,002	(3,530)	15,276	6,975
Net (loss) income	$(3,277)	$(4,574)	$14,792	$8,955

Net (loss) income per share:
Basic	$(0.15)	$(0.20)	$0.65	$0.40
Diluted	$(0.15)	$(0.20)	$0.63	$0.39

Weighted average common shares outstanding:
Basic	22,486	22,679	22,847	22,586
Diluted	22,486	22,679	23,324	22,969

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Nine Months Ended November 30,
	2011	2010
	(Unaudited)
Cash flows provided by operating activities:
Net income	$14,792	$8,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,453	18,383
Foreign exchange loss (gain)	533	(305)
Excess tax benefits from stock-based compensation	(190)	(91)
Stock-based compensation	5,442	22,285
Deferred income taxes	13,074	(3,469)
Losses on sales of property, plant and equipment	7	40
Deferred income from distribution	511	2,929
Non-cash restructuring charges	73	-
Provision for sales returns and allowances	200	91
Impairment loss on equity investment	-	3,208
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	14,879	(13,373)
Inventories	4,459	(2,032)
Accounts payable, accrued expenses and other liabilities	(23,064)	52
Accrued restructuring charges	(2,400)	(711)
Income taxes receivable and payable	(6,794)	(997)
Other changes, net	582	(1,203)
Net cash provided by operating activities	44,557	33,762
Cash flows from investing activities:
Capital expenditures	(7,953)	(9,795)
Disposals of property, plant and equipment	28	-
Acquisition of business, net of cash acquired (BridgeCo)	(40,968)	-
Acquisition of business, net of cash acquired (Symwave)	-	1,517
Acquisition of business, net of cash acquired (STS)	-	(21,891)
Investments in non-marketable debt securities (Symwave)	-	(3,125)
Proceeds from sale of non-marketable equity investment (Canesta)	-	2,248
Investment in non-marketable equity investments (EqcoLogic)	-	(2,042)
Purchases of short-term and long-term investments	-	(14,900)
Sales and maturities of short-term and long-term investments	2,600	59,750
Net cash (used in) provided by investing activities	(46,293)	11,762
Cash flows from financing activities:
Excess tax benefits from stock-based compensation	190	91
Proceeds from issuance of common stock	4,710	6,454
Purchases of treasury stock	(25,868)	(96)
Repayments of obligations under supplier financing arrangements	(4,961)	(3,267)
Net cash (used in) provided by financing activities	(25,929)	3,182
Effect of foreign exchange rate changes on cash and cash equivalents	(881)	162
Net (decrease) increase in cash and cash equivalents	(28,546)	48,868
Cash and cash equivalents at beginning of period	170,387	109,141
Cash and cash equivalents at end of period	$141,841	$158,009

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures of Standard Microsystems Corporation and subsidiaries (“SMSC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), reflecting all adjustments (consisting only of normal, recurring adjustments) which in management’s opinion are necessary to present fairly the Company’s financial position as of November 30, 2011, results of operations for the three and nine-month periods ended November 30, 2011 and 2010 and cash flows for the nine-month periods ended November 30, 2011 and 2010 (collectively, including accompanying notes and disclosures, the “Interim Financial Statements”). The February 28, 2011 balance sheet information has been derived from audited financial statements, but does not include all information or disclosures required by U.S. GAAP.

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

2. Recent Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update 2011 - 08, “Testing Goodwill for Impairment” (“ASU 2011 - 08”), which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.  The updated guidance is effective for annual impairment tests performed for SMSC beginning in Fiscal 2013 with early adoption permitted.  Management believes that the adoption of this guidance will not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011 - 05, “Presentation of Comprehensive Income” (“ASU 2011 - 05”), which provides guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is effective on a retrospective basis for SMSC beginning in the first quarter of fiscal year 2013. Management believes that the adoption of this guidance will not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011 - 04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011 - 04”), which provides additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for SMSC beginning in the first quarter of fiscal year 2013. Management believes that the adoption of this guidance will not have a material impact on our consolidated financial statements.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Fair Value Measurements

The Company’s financial assets and liabilities are measured and recorded at fair value. The Company’s non-financial assets (including: goodwill, intangible assets, property, plant and equipment) are measured at fair value when initially recorded for purchase accounting allocation and when an impairment charge is recognized. Contingent consideration on acquisitions is measured at fair value at each reporting period. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, management considers the principal or most advantageous market in which the Company would transact, and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

The following table details the recurring fair value measurements within the three levels of fair value hierarchy under U.S. GAAP of the Company’s financial assets, including investments, cash surrender value of life insurance policies and cash equivalents, and non-financial liabilities, contingent consideration, at November 30, 2011:

	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Auction rate securities	$26,812	$-	$550	$26,262
Money market funds	21,117	21,117	-	-
Other assets-cash surrender value	1,674	-	1,674	-
Total Assets	$49,603	$21,117	$2,224	$26,262

Liabilities:
Contingent consideration	$8,632	$-	$-	$8,632
Total Liabilities	$8,632	$-	$-	$8,632

The following table details the recurring fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, including investments, cash surrender value of life insurance policies and cash equivalents and non-financial liabilities, contingent consideration at February 28, 2011:

	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Auction rate securities	$29,490	$-	$-	$29,490
Money market funds	134,007	134,007	-	-
Other assets-cash surrender value	1,666	-	1,666	-
Total Assets	$165,163	$134,007	$1,666	$29,490

Liabilities:
Contingent consideration	$2,778	$-	$-	$2,778
Total Liabilities	$2,778	$-	$-	$2,778

At February 28, 2011 and November 30, 2011, the Company grouped money market funds using a Level 1 valuation because market prices were readily available. Level 2 financial assets and liabilities represent the fair value of cash surrender value of life insurance and those auction rate securities that were liquidated at par subsequent to November 30, 2011.

The assets grouped for Level 3 valuation included auction rate securities consisting of AAA rated securities mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1. Level 3 liabilities consist of contingent consideration from acquisitions. See Note 15 — Commitments and Contingencies, for further discussion on contingent consideration arrangements, including fair value disclosures.

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

The following tables reflect the activity for the Company’s major classes of assets and liabilities measured at fair value using Level 3 inputs (in thousands):

Assets:	Three Months Ended 11/30/2011	Nine Months Ended 11/30/2011
Balance at beginning of period	$28,199	$29,490
Transfers out to Level 2 (Auction Rate Securities with market inputs)	(550)	(1,100)
Sales of Level 3 investments	(1,325)	(2,050)
Total losses:
Unrealized losses included in accumulated other comprehensive income	(62)	(78)
Balance as of November 30, 2011	$26,262	$26,262

Liabilities:	Three Months Ended 11/30/2011	Nine Months Ended 11/30/2011
Balance at beginning of period	$9,825	$2,778
Level 3 liabilities acquired	-	8,800
Level 3 liabilities settled	-	(1,390)
Total gains:
Included in earnings	(1,110)	(1,491)
Unrealized foreign currency translation gains included in accumulated other comprehensive income	(83)	(65)
Balance as of November 30, 2011	$8,632	$8,632

The following tables summarize the composition of the Company’s investments (in thousands):

				Classification on Balance Sheet
November 30, 2011	Cost	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Long-Term Investments
Auction rate securities	$28,800	$(1,988)	$26,812	$-	$26,812
Money market funds	21,117	-	21,117	21,117	-
	$49,917	$(1,988)	$47,929	$21,117	$26,812

				Classification on Balance Sheet
February 28, 2011	Cost	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Long-Term Investments
Auction rate securities	$31,400	$(1,910)	$29,490	$-	$29,490
Money market funds	134,007	-	134,007	134,007	-
	$165,407	$(1,910)	$163,497	$134,007	$29,490

The Company classifies all marketable debt and equity securities with remaining contractual maturities of greater than one year as long-term investments. As of November 30, 2011 the Company held approximately $26.8 million of investments in auction rate securities (net of $2.0 million in gross unrealized losses) with maturities ranging from 10 years to 30 years, all classified as available-for-sale. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of November 30, 2011, all of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies.

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

As a result, as of November 30, 2011, the Company recorded an estimated cumulative unrealized loss of $1.9 million (net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuer. Further, the auction rate securities held by the Company are AAA rated, and the Company considers the credit risk to be negligible. The Company continues to liquidate investments in auction rate securities as opportunities arise. In the nine-month period ended November 30, 2011, $2.6 million in auction rate securities were liquidated at par in connection with issuer calls. Subsequent to November 30, 2011, an additional $0.6 million in auction rate securities were also liquidated at par, also as a consequence of issuer calls.

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

The components of the Company’s comprehensive income were as follows (in thousands):

	Three Months Ended November 30		Nine Months Ended November 30
	2011	2010	2011	2010
Net (loss) income	$(3,277)	$(4,574)	$14,792	$8,955
Other comprehensive (loss) income:
Change in foreign currency translation adjustments	(6,195)	2,438	(2,559)	1,647
Change in unrealized (loss) gain on investments	(62)	712	(78)	1,872
Total comprehensive (loss) income	$(9,534)	$(1,424)	$12,155	$12,474

The components of the Company’s accumulated other comprehensive income were as follows (in thousands):

	November 30, 2011	February 28, 2011
Unrealized losses on investments, net of tax	$(1,942)	$(1,864)
Foreign currency translation	8,208	10,767
Minimum pension liability adjustment, net of tax	(415)	(415)
Accumulated other comprehensive income	$5,851	$8,488

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

The shares used in calculating basic and diluted net income per share for the condensed consolidated statements of operations included within this report are reconciled as follows (in thousands) :

	Three Months Ended November 30		Nine Months Ended November 30
	2011	2010	2011	2010
Weighted average shares outstanding for basic net income per share	22,486	22,679	22,847	22,586
Dilutive effect of stock options and restricted stock units	-	-	477	383
Weighted average shares outstanding for diluted net income per share	22,486	22,679	23,324	22,969

Options covering approximately 3.7 million and 3.4 million shares for the three month periods ended November 30, 2011 and 2010, and approximately 1.8 million and 1.6 million shares for the nine month periods ended November 30, 2011 and 2010, respectively, were excluded from the computation of average shares outstanding for diluted net income per share because their effects were antidilutive.

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

As of the date of acquisition, the majority of BridgeCo’s assets were located in the United States with certain operations in India and Japan. The functional currency of BridgeCo’s operations in the United States is the U.S. dollar (“USD”), in India, the Indian Rupee and in Japan, the Japanese Yen.

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

The results of BridgeCo’s operations subsequent to May 19, 2011 have been included in the Company’s consolidated results of operations. In the three-month and nine-month periods ended November 30, 2011, BridgeCo contributed $11.6 million and $21.1 million in revenue, respectively.

The following unaudited pro forma financial information presents the combined operating results of SMSC and BridgeCo as if the acquisition had occurred as of the beginning of the comparative prior annual reporting period only. In the three month period ended November 30, 2011 there were no pro forma adjustments as the BridgeCo results were included in the SMSC results for the entire period. Pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only.  This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results.

Pro forma financial information is presented in the following table (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Sales and revenues	$106,161	$109,505	$325,234	$313,449
Net income (loss)	$(3,277)	$(6,500)	$12,513	$3,704

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

SMSC made an initial $5.2 million equity investment in Symwave in fiscal 2010, resulting in an equity stake of approximately 14% and in fiscal 2011 provided $3.1 million in bridge financing to Symwave. At acquisition, the initial equity investment was revalued to $2.0 million and an impairment loss of $3.2 million was recorded within income from operations. The terms of the purchase agreement provide for quarterly cash payments to former Symwave shareholders upon achievement of certain revenue and gross profit margin goals. As a result, no cash was paid at acquisition and SMSC recorded a $3.1 million liability for contingent consideration. The fair value of the initial equity investment of $2.0 million was estimated by applying the income approach. That measure is based on significant inputs that are unobservable in the market, and are therefore level 3 inputs. Key assumptions include a discount rate of 15% and a probability-adjusted level of quarterly revenues and gross profit margins.

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
$12,398

The results of Symwave’s operations subsequent to November 12, 2010 have been included in the Company’s consolidated results of operations. In the three and nine month periods ended November 30, 2011, Symwave contributed $0.4 million and $2.5 million in revenue, respectively.

During the fourth quarter of fiscal 2011 the Company initiated a plan to reduce costs and investments, including reducing investment in the former Symwave business (see Note 13 — Restructuring).

The following unaudited pro forma financial information presents the combined operating results of SMSC and Symwave as if the acquisition had occurred as of the beginning of the comparable prior annual reporting period only.  In the three and nine month periods ended November 30, 2011 there were no pro forma adjustments as the Symwave results were included in the SMSC results for the entire period. Pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only.  This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results.

Pro forma financial information is presented in the following table (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Sales and revenues	$106,161	$112,414	$322,237	$316,374
Net income	$(3,277)	$(7,538)	$14,792	$435

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

8. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill by reporting unit consists of the following (in thousands):

	Analog/Mixed Signal	Wireless	AIS	Total

Gross balance, 2/28/11	$33,394	$24,530	$71,649	$129,573
Accumulated impairment losses	-	-	(52,300)	(52,300)
Balance, beginning of period	33,394	24,530	19,349	77,273

Adjustments	193	(799)	-	(606)
Goodwill acquired	-	40,173	-	40,173
Foreign exchange rate impact	(206)	(811)	(140)	(1,157)

Gross balance, end of period	33,381	63,093	71,509	167,983
Accumulated impairment losses	-	-	(52,300)	(52,300)
Balance, 11/30/11	$33,381	$63,093	$19,209	$115,683

On May 19, 2011 SMSC completed the acquisition of BridgeCo, a leader in wireless networked audio technologies. Goodwill related to this acquisition is included within the wireless reporting unit.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s intangible assets consisted of the following (in thousands):

	As of November 30, 2011		As of February 28, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Purchased technologies	$54,816	$37,006	$48,151	$32,353
Customer relationships and contracts	19,714	12,086	18,291	10,268
Other	2,103	906	2,096	642
Total – finite-lived intangible assets	76,633	49,998	68,538	43,263
Trademarks and trade names	6,304	-	6,470	-
	$82,937	$49,998	$75,008	$43,263

Purchased technologies have been assigned estimated useful lives of between one and nine years, with a weighted-average useful life of approximately seven years. Customer relationships and contracts have been assigned useful lives of between one and fifteen years, with a weighted-average useful life of approximately seven years. Certain trade names related to the acquired businesses are amortized over a period of one year and included in other in the table above.

Total amortization expense recorded for finite-lived intangible assets was as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Amortization expense	$2,624	$2,241	$7,715	$6,083

Estimated future finite-lived intangible asset amortization expense is as follows (in thousands):

Period	Amount
Remainder of Fiscal 2012	$2,573
Fiscal 2013	9,462
Fiscal 2014	4,326
Fiscal 2015	3,815
Fiscal 2016	3,096
Fiscal 2017 and thereafter	3,363
$26,635

9. Other Balance Sheet Data

Other balance sheet data is as follows (in thousands):

	November 30, 2011	February 28, 2011
Inventories:
Raw materials	$1,944	$2,413
Work-in-process	12,230	14,329
Finished goods	29,710	30,490
	$43,884	$47,232
Property, plant and equipment:
Land	$578	$578
Buildings and improvements	41,717	36,164
Machinery and equipment	137,651	133,778
	179,946	170,520
Less: Accumulated depreciation and amortization	(114,820)	(103,138)
	$65,126	$67,382
Accrued expenses, income taxes and other liabilities:
Employee compensation, incentives and benefits	$12,955	$19,174
Stock appreciation rights	24,123	28,259
Supplier financing – current	7,620	4,934
Restructuring charges (see Note 13)	421	2,821
Accrued rent obligations	2,726	2,944
Income taxes payable	3,623	2,545
Accrued contingent consideration--current	5,803	1,445
Other accrued	5,160	10,337
	$62,431	$72,459
Other liabilities:
Retirement benefits	$8,775	$8,799
Income taxes	6,177	5,225
Supplier financing – non-current	3,129	5,406
Accrued contingent consideration--non-current	2,829	1,401
Other liabilities	724	1,038
	$21,634	$21,869

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

Deferred income on shipments to distributors consists of the following (in thousands):

	November 30, 2011	February 28, 2011

Deferred revenue	$26,550	$26,609
Deferred cost of goods sold	(4,825)	(4,904)
Provisions for sales returns	676	757
Advances to distributors for price allowances	(5,723)	(6,295)
	$16,678	$16,167

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Other Expense, Net

The components of the Company’s other expense, net consisted of the following (in thousands):

	Three Months Ended November 30		Nine Months Ended November 30
	2011	2010	2011	2010
Unrealized and realized foreign currency transaction losses	$(512)	$(131)	$(501)	$(502)
Gain (loss) on disposal of property, plant and equipment	1	(22)	(7)	(40)
Other miscellaneous income, net	43	14	83	67
	$(468)	$(139)	$(425)	$(475)

12. Income Taxes

The interim provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.  The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, amount of permanent book to tax differences, and the effects of valuation allowances on certain loss jurisdictions.

The provision for income taxes for the three months ended November 30, 2011 was $4.0 million on pre-tax income of $0.7 million, which represents an effective tax rate of 552%.  The provision for income taxes for the nine months ended November 30, 2011 was $15.3 million on pre-tax income of $30.1 million, which represents an effective tax rate of 50.8%.  For both the three and nine month periods ended November 30, 2011, the effective tax rate is higher than the U.S. federal statutory rate of 35%. The increase in the effective tax rate was primarily due to the level and mix of income and losses by jurisdiction.  The Company recorded an income tax provision on income from domestic operations, and income from certain foreign operations taxed at rates lower than the U.S. federal statutory tax rate; however tax benefit on losses incurred by certain foreign operations were not recognized due to valuation allowances. The increased effective tax rate was partially offset by the change in the tax rate for state net deferred assets and tax benefits derived from tax credits associated with research and experimentation activities.

The income tax benefit for the three months ended November 30, 2010 was $3.5 million on pre-tax loss of $8.1 million, which represents an effective tax rate of 43.6%.  The provision for income taxes for the nine months ended November 30, 2010 was $7.0 million on pre-tax income of $16.0 million, which represents an effective tax rate of 43.8%.  For both the three months and nine month periods ended November 30, 2010, the effective tax rate was higher than the U.S. federal statutory rate of 35%.  The increase in the effective tax rate was primarily due to the level and mix of income and losses by jurisdiction. The Company recorded an income tax provision on income from domestic operations and income from certain foreign operations taxed at rates lower than the U.S. federal statutory rate; however an income tax benefit was not recognized on losses incurred by certain foreign operations due to valuation allowances.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date.  Accounting for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized.  In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, a valuation allowance is established.  The Company determined that there is sufficient negative evidence to maintain the valuation allowances against our federal and certain state and foreign deferred tax assets as a result of historical losses in the most recent three-year period in the U.S. and certain foreign jurisdictions.  The Company intends to maintain valuation allowances until sufficient positive evidence exists to support a reversal.

The Company has unrecognized tax benefits of $5.0 million and $4.0 million (excluding interest and penalties) as of November 30, 2011 and February 28, 2011, respectively.  The accrued liabilities for interest and penalties were $0.7 million and $0.6 million at November 30, 2011 and February 28, 2011, respectively.  Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of November 30, 2011 and February 28, 2011, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate were approximately $3.5 million and $2.5 million, respectively.  The Company regularly assesses the adequacy of the provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  Further, the Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at November 30, 2011 could decrease by approximately $0.4 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation.  Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes including the need for additional valuation allowances, and the recognition of tax benefits.  The Company’s income tax returns are subject to ongoing tax examinations in several jurisdictions in which the Company operates.  The Company also believes that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2008 (in the case of certain foreign tax returns, calendar year 2007).

13. Restructuring

During the second quarter of fiscal 2012 the Company reorganized certain engineering groups resulting in severance charges of $0.4 million. Costs incurred as result of this action will result in cash payments to be completed in the fourth quarter of fiscal 2012.

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

The remaining positions eliminated consist of certain administrative positions, certain positions in its subsidiary in Canada as part of its plan to converge the wireless audio products roadmap from the acquisitions of Kleer Corporation and Kleer Semiconductor Corporation (collectively, “Kleer”) and Wireless Audio IP B.V. (“STS”) and to rationalize worldwide resources working on wireless audio products, and certain engineering positions. An additional $0.3 million was incurred in the first quarter of fiscal 2012 for additional severance and termination benefits and asset impairment charges relating to this restructuring plan. Costs incurred as result of this action will result in cash payments to be completed in the fourth quarter of fiscal 2012.

In the second quarter of fiscal 2011, the Company initiated a restructuring plan for severance and termination benefits for 9 employees of $0.1 million. An additional $0.3 million in expenses were incurred in the third and fourth quarters of fiscal 2011 relating to this plan. The Company expects the payments on these obligations to be completed in the fourth quarter of fiscal 2012.

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

The following tables summarize the activity related to the accrual for restructuring charges for the nine months ended November 30, 2011 and the twelve months ended February 28, 2011 (in thousands):

	Balance as of March 1, 2011	Severance & Benefits Charges	Assets Impairment	Payments	Balance as of November 30, 2011
Q4 Fiscal 2009 Restructuring Plan	$2	$-	$-	$(2)	$-
Q2 Fiscal 2010 Restructuring Plan	15	(15)	-	-	-
Q4 Fiscal 2010 Restructuring Plan	27	-	-	(27)	-
Q2 Fiscal 2011 Restructuring Plan	348	(23)	-	(228)	97
Q4 Fiscal 2011 Restructuring Plan	2,429	253	73	(2,481)	274
Q2 Fiscal 2012 Restructuring Plan	-	418	-	(368)	50
	$2,821	$633	$73	$(3,106)	$421

	Balance as of March 1, 2010	Severance & Benefits Charges	Assets Impairment	Payments	Non-Cash Items	Balance as of February 28, 2011
Q4 Fiscal 2009 Restructuring Plan	$210	$-	$-	$(212)	$4	$2
Q2 Fiscal 2009 Restructuring Plan	101	-	-	(86)	-	15
Q4 Fiscal 2010 Restructuring Plan	780	822	-	(1,440)	(135)	27
Q2 Fiscal 2011 Restructuring Plan	-	348	-	-	-	348
Q4 Fiscal 2011 Restructuring Plan	-	2,489	1,044	-	(1,104)	2,429
	$1,091	$3,659	$1,044	$(1,738)	$(1,235)	$2,821

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

Long Term Incentive Plan

Under the LTIP, the Compensation Committee of the Board of Directors is authorized to grant awards of stock options, restricted stock or restricted stock units, or other stock-based awards. The Committee is authorized under the LTIP to delegate its authority in certain circumstances. The purpose of this plan is to promote the interests of the Company and its shareholders by providing officers, directors and key employees with additional incentives and the opportunity, through stock ownership, to better align their interests with the Company’s and enhance their personal interest in its continued success. After amendment on July 28, 2011 the maximum number of shares that may be delivered pursuant to awards granted under the LTIP is 2,000,000 plus: (i) any shares that have been authorized but not issued pursuant to previously established plans of the Company as of June 30, 2009, up to a maximum of an additional 500,000 shares; (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of June 30, 2009 and that subsequently expire unexercised, or are otherwise forfeited, up to a maximum of an additional 3,844,576 shares. The maximum number of incentive stock options that may be granted under the LTIP is 1,500,000. No participant may receive awards under the LTIP in any calendar year for more than 1,000,000 share equivalents. As of November 30, 2011, awards amounting to 1,004,784 share equivalents are available for grant under the LTIP.

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

Stock option plan activity is summarized below (in thousands, except per share data):

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in yrs.)	Aggregate Intrinsic Value
Options outstanding, March 1, 2011	3,075	$22.75
Granted	327	$23.38
Exercised	(150)	$17.28
Canceled, forfeited or expired	(167)	$29.45
Options outstanding, November 30, 2011	3,085	$22.72	5.7	$11,320
Options exercisable, November 30, 2011	2,091	$22.59	4.4	$8,457

The following table summarizes information relating to outstanding and exercisable options as of November 30, 2011 (shares in thousands):

Range of Exercise Prices	Weighted Average Remaining Contractual Term	Options Outstanding	Weighted Average Exercise Prices	Options Exercisable	Weighted Average Exercise Prices
$10.56 - $17.62	4.5	756	$16.47	602	$16.60
$18.29 - $22.35	5.4	978	$20.40	702	$20.40
$22.40 - $27.76	7.7	774	$25.30	296	$25.53
$27.90 - $36.13	4.8	577	$31.36	491	$31.31
	5.7	3,085	$22.72	2,091	$22.59

The following table summarizes information relating to currently outstanding and exercisable options:

	As of November 30,
	2011	2010
Total remaining unrecognized compensation cost (in thousands)	$7,385	$10,573
Weighted average period over which cost is expected to be recognized (in years)	1.5	1.6

The fair value of stock options granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Dividend yield	-	-	-	-
Expected volatility	43%	46%	43 - 44%	46 - 47%
Risk-free interest rates	0.9 - 1.0%	1.40%	0.9 - 2.1%	1.4 - 2.58%
Expected lives (in years)	5.0	5.0	5.0	5.0

Restricted Stock Awards/Restricted Stock Units

The Company provides common stock awards to certain officers and key employees. The Company previously granted restricted stock awards, at its discretion, and as part of the Company’s management incentive plan, from the shares available under its 2001 and 2003 Stock Option and Restricted Stock Plans and its 2005 Inducement Stock Option and Restricted Stock Plan. The shares awarded were typically earned in 25%, 25% and 50% increments on the first, second and third anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unvested shares are forfeited. The grant date fair value of these shares at the date of award is recorded as compensation expense ratably on a straight-line basis over the related vesting periods, as adjusted for estimated forfeitures of unvested awards. Restricted stock shares are no longer being granted from previously established restricted stock award plans. Instead, RSUs are currently being granted from the LTIP. RSUs are typically earned in 33% increments on the first, second and third anniversaries of the award, respectively, and are distributed provided the employee remains employed by the Company through such anniversary dates; otherwise the unvested shares are forfeited. The grant date fair value of these shares at the date of award is recorded as compensation expense ratably on a straight-line basis over the related vesting periods, as adjusted for estimated forfeitures of unvested awards.

Restricted stock activity is set forth below (shares in thousands):

	Shares	Weighted Average Grant-Date Fair Value
Restricted stock shares/units outstanding, March 1, 2011	424	$23.79
Granted	396	$22.89
Canceled or expired	(44)	$26.68
Vested	(119)	$25.41
Restricted stock shares/units outstanding, November 30, 2011	657	$22.76

The following table summarizes information relating to RSAs and RSUs activity:

	As of November 30,
	2011	2010
Total unrecognized compensation cost (in thousands)	$12,275	$6,886
Weighted average period over which cost is expected to be recognized (in years)	1.5	1.8

Stock Appreciation Rights Plans

In September 2004 and September 2006, the Company’s Board of Directors approved Stock Appreciation Rights Plans (the “Plans”), the purpose of which are to attract, retain, reward and motivate employees and consultants to promote the Company’s best interests and to share in its future success. The Plans authorize the Board’s Compensation Committee to grant up to six million SAR awards to eligible officers, employees and consultants (after amendment to the 2006 SARs Plan, effective April 30, 2008). Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of SMSC common stock over the award’s exercise price. On July 11, 2006, the Company’s Board of Directors approved the 2006 Director Stock Appreciation Rights Plan. The Company can grant up to 200,000 Director SARs under this plan. On April 9, 2008, the Board of Directors authorized an increase in the number of SARs issuable pursuant to this plan from 200,000 to 400,000. The exercise price of a SAR is equal to the closing market price of SMSC stock on the date of grant. SAR awards generally vest over four or five-year periods, and expire no later than ten years from the date of grant. The Company has currently ceased issuing SARs to employees and Directors and is using the LTIP instead.

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

Activity under the Plans is summarized below (in thousands, except per share data):

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term (in yrs.)	Aggregate Intrinsic Value
Stock appreciation rights outstanding, March 1, 2011	4,249	$24.96
Granted	-	$-
Exercised	(152)	$17.49
Canceled or expired	(169)	$26.85
Stock appreciation rights outstanding, November 30, 2011	3,928	$25.17	5.8	$12,817
Stock appreciation rights exercisable, November 30, 2011	3,019	$26.34	5.4	$8,016

Activity under the Stock Appreciation Rights Plan is summarized below:

	As of November 30,
	2011	2010
Total unrecognized compensation cost (in thousands)	$6,613	$17,062
Weighted average period over which cost is expected to be recognized (in years)	2.7	3.3

The fair value of SARs granted in connection with the Plans has been estimated utilizing the following assumptions:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Dividend yield	-	-	-	-
Expected volatility	21 - 50%	27 - 48%	21 - 50%	37-53%
Risk-free interest rates	0.01 - 0.84%	0.07 - 1.22%	0.01 - 1.69%	0.04-2.76%
Expected lives (in years)	0.0014 - 4.28	0.04 - 5.13	0.0014 - 4.70	0.02-5.62

Employee Stock Purchase Plan

The Company’s 2010 Employee Stock Purchase Plan (the “Purchase Plan”), effective November 1, 2010, provides for the issuance of up to 1,100,000 shares of common stock to eligible employees. The Purchase Plan provides for eligible employees to purchase whole shares of common stock at a price of 85% of the lesser of: (a) the fair market value of a share of common stock on the first date of the purchase period or (b) the fair market value of a share of common stock on the last date of the purchase period. Stock-based compensation expense for the Purchase Plan is recognized over the vesting period of six months on a straight-line basis.  In the third quarter of fiscal 2012 the Company issued 50,312 shares and had 994,755 shares available for future grants and issuances under the Purchase Plan. In the first quarter of fiscal 2012 the Company issued 54,933 shares under the Purchase Plan. In the three-month and nine-month periods ended November 30, 2011 the Company recognized expense of $0.1 million and $0.4 million, respectively.

Stock-Based Compensation Expense

The following table summarizes the compensation expense for stock options, restricted stock awards and stock appreciation rights at fair value as measured per the provisions of ASC Topic 718, “ Compensation — Stock Compensation ” (“ASC 718”) included in our condensed consolidated statements of operations (in thousands) :

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Costs of goods sold	$1,045	$2,004	$364	$2,375
Research and development	3,345	5,410	1,657	6,190
Selling, general and administrative	6,664	11,650	3,198	13,206
Stock-based compensation expense, before income taxes	$11,054	$19,064	$5,219	$21,771

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

The following table sets forth the components of the consolidated net periodic pension expense (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010

Service cost – benefits earned during the period	$58	$93	$190	$265
Interest cost on projected benefit obligations	91	95	273	287
Net periodic pension expense	$149	$188	$463	$552

The following table sets forth the amounts (gross, before tax) recognized in accumulated other comprehensive income (in thousands):

	As of November 30, 2011	As of February 28, 2011

Transition obligation	$1	$1
Net actuarial income	659	659
Total amount recognized in accumulated other comprehensive loss	$660	$660

Annual benefit payments under these plans are expected to be approximately $0.7 million in fiscal 2012, to be funded as general corporate obligations with available cash and cash equivalents. Payments to date on these plans for the nine months ended November 30, 2011 were $0.6 million. Additionally, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing longer-term benefits payable under the Supplemental Executive Retirement Plan. In November 2009, the Compensation Committee of SMSC’s Board of Directors froze benefits under the Supplemental Executive Retirement Plan for existing participants, and there will be no further eligibility for participation in this plan. The effect of this action is expected to be immaterial to SMSC’s future results of operations.

15. Commitments and Contingencies

Contingent Consideration — BridgeCo Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of BridgeCo. The maximum amount of contingent consideration that can be earned by the sellers is $27.5 million as set forth in the purchase agreement. The fair value of the contingent consideration at acquisition was $8.8 million. This liability was revalued to $7.2 million as of November 30, 2011 based on the likelihood of achieving the performance goals.

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

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contingent Consideration — Symwave Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of Symwave on November 12, 2010 at the estimated fair value of $3.1 million. The contingent consideration arrangement requires the Company to pay the former owners of Symwave an earnout amount equal to one times revenue (less certain agreed upon adjustments), depending on the achievement of certain revenue and gross profit margin performance goals, for each of the four quarterly periods from January 1, 2011 until December 31, 2011. No earnout payments shall be payable for any period after December 31, 2011. No liability was recorded as of February 28, 2011 and November 30, 2011 based on the likelihood of achieving the performance goals.

Contingent Consideration — STS Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of STS. The contingent consideration arrangement requires the Company to pay the former owners of STS an earnout amount of $3.0 million for the period from January 1, 2011 until December 31, 2011 provided that revenue meets performance goals set forth in the purchase agreement. No earnout payments shall be payable for any period after December 31, 2011. No liability was recorded as of February 28, 2011 and November 30, 2011 based on the likelihood of achieving the performance goals.

Contingent Consideration — Kleer Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of Kleer. The maximum amount of contingent consideration that can be earned by the sellers was $2.0 million as set forth in the purchase agreement. No liability was recorded as of February 28, 2011 and November 30, 2011 based on the likelihood of achieving the performance goals.

Contingent Consideration — K2L Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of K2L GmbH (“K2L”). The maximum amount of contingent consideration that can be earned by the sellers is 2.1 million Euros. Fifty percent of the contingent consideration was earned in calendar year 2010 and fifty percent is available to be earned in calendar year 2011 based on the level of achievement of revenue as set forth in the purchase agreement. On March 31, 2011, 1.1 million Euros in stock and cash was paid to the former owners of K2L for meeting calendar year 2010 performance targets. This liability was revalued from $2.8 million as of February 28, 2011to $1.4 million as of November 30, 2011 as a result of the payout of the 2010 earnout and the likelihood of achieving the 2011 performance goals.

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

16. Supplemental Cash Flow Disclosures

The information below summarizes the Company’s supplemental cash flow disclosures (in thousands):

	Nine months ended November 30,
	2011	2010
Design tools acquired under supplier financing	$4,745	$2,251
Cash payments made - federal, state, and foreign income taxes	$5,810	$14,070

17.  Subsequent Event – Treasury Share Repurchase

The Company repurchased 151,082 treasury shares at a cost of $3.9 million subsequent to November 30, 2011 through January 3, 2012. These shares will be included in treasury shares in the shareholders’ equity section of the balance sheet in the annual  reporting period ending February 29, 2012.

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

Information regarding SMSC’s critical accounting policies and estimates appear within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011, as filed with the SEC on April 19, 2011. During the nine-month period ended November 30, 2011, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies.

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

Recent Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011 - 08, “Testing Goodwill for Impairment” (“ASU 2011 - 08”), which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.  The updated guidance is effective for annual impairment tests performed for SMSC beginning in Fiscal 2013 with early adoption permitted.  Management believes that the adoption of this guidance will not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011 - 05, “Presentation of Comprehensive Income” (“ASU 2011 - 05”), which provides guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is effective on a retrospective basis for SMSC beginning in the first quarter of fiscal year 2013. Management believes that the adoption of this guidance will not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011 - 04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011 - 04”), which provides additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for SMSC beginning in the first quarter of fiscal year 2013. Management believes that the adoption of this guidance will not have a material impact on our consolidated financial statements.

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

Results of Operations

Overview

Sales and revenues, gross profit, income from operations, and net income were as follows (in thousands):

	For the Three Months Ended November 30,
	2011	2010	Inc./Dec. $	Inc./Dec. %
Sales and revenues	$106,161	$107,025	$(864)	-0.8%
Gross profit	$53,163	$55,755	$(2,592)	-4.6%
Gross profit as percentage of sales and revenues	50.1%	52.1%
Operating income	$1,163	$(8,186)	$9,349	N/M	*
Operating income as percentage of sales and revenues	1.1%	-7.6%
Net loss	$(3,277)	$(4,574)	$1,297	N/M	*
*N/M – Not meaningful

	For the Nine Months Ended November 30,
	2011	2010	Inc./Dec. $	Inc./Dec. %
Sales and revenues	$322,237	$308,268	$13,969	4.5%
Gross profit	$169,292	$166,207	$3,085	1.9%
Gross profit as percentage of sales and revenues	52.5%	53.9%
Operating income	$30,351	$15,960	$14,391	90.2%
Operating income as percentage of sales and revenues	9.4%	5.2%
Net income	$14,792	$8,955	$5,837	65.2%

Sales and revenues for the three month period ended November 30, 2011 decreased primarily due to lower revenue in the PC and industrial end  markets,  partially offset by incremental sales from the acquisition of BridgeCo. Inc. (“BridgeCo”) and improved Automotive sales. Sales and revenues for the nine-month period ended November 30, 2011 increased primarily due to incremental sales and revenues from wireless audio (including BridgeCo) and automotive products partially offset by lower revenue in PC, industrial and other consumer products.

The following table summarizes the stock-based compensation expense for stock options, restricted stock awards, restricted stock units, employee stock purchase plan shares and stock appreciation rights included in results of operations (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Costs of goods sold	$1,045	$2,004	$364	$2,375
Research and development	3,345	5,410	1,657	6,190
Selling, general and administrative	6,664	11,650	3,198	13,206
Stock-based compensation expense, before income taxes	$11,054	$19,064	$5,219	$21,771

The decrease in stock-based compensation is mainly driven by the Company’s Stock Appreciation Rights (“SARs”) due to the fluctuations  in the Company’s common stock market price during the three and nine-month periods ended November 30, 2011 as compared to the same prior year periods. SARs accounted for an $8.7 million and $18.7 million of the decrease in the three and nine month periods ended November 30, 2011.

Gross profit decreased in the three month period ended November 30, 2011 mainly due to higher charges for inventory impairments and amortization expenses from acquired intangibles  partially offset by lower stock-based and incentive compensation expense. Gross profit increased in the nine month period ended November 30, 2011 mainly due to increased sales and revenues  and lower stock-based incentive compensation expense partially offset by inventory impairments and increased amortization expense from acquired intangibles.

The year over year increase in income from operations and net income is primarily attributable to lower stock-based compensation expenses. The increase in net income in the three month periods was partially offset by a higher effective tax rate.

Sales and Revenues

Sales and revenues by end market were as follows (in thousands):

	For the Three Months Ended November 30,
	2011	2010	Inc./Dec. $	Inc./Dec. %
PCs	$30,722	$38,506	$(7,784)	-20.2%
Consumer electronics	35,390	29,604	5,786	19.5%
Industrial & other	16,282	19,781	(3,499)	-17.7%
Automotive	23,767	19,134	4,633	24.2%
Total	$106,161	$107,025	$(864)	-0.8%

	For the Nine Months Ended November 30,
	2011	2010	Inc./Dec. $	Inc./Dec. %
PCs	$104,557	$112,826	$(8,269)	-7.3%
Consumer electronics	99,354	82,194	17,160	20.9%
Industrial & other	53,183	57,233	(4,050)	-7.1%
Automotive	65,143	56,015	9,128	16.3%
Total	$322,237	$308,268	$13,969	4.5%

Sales and revenues by reporting unit were as follows (in thousands):
	For the Three Months Ended November 30,
	2011	2010	Inc./Dec. $	Inc./Dec. %
Analog / Mixed Signal	$68,316	$85,306	$(16,990)	-19.9%
Automotive	23,450	18,744	4,706	25.1%
Wireless	14,395	2,975	11,420	383.9%
	$106,161	$107,025	$(864)	-0.8%

	For the Nine Months Ended November 30,
	2011	2010	Inc./Dec. $	Inc./Dec. %
Analog / Mixed Signal	$226,790	$246,553	$(19,763)	-8.0%
Automotive	63,910	54,746	9,164	16.7%
Wireless	31,537	6,969	24,568	352.5%
	$322,237	$308,268	$13,969	4.5%

The PCs and industrial end markets continue to be impacted by negative global macroeconomic conditions resulting in reduced sales in the Analog/Mixed Signal reporting unit. Consumer electronics benefitted from the acquisitions of BridgeCo which contributed $11.6 million to the year over year improvement in the three months ended November 30, 2011 and $21.1 million in the nine months ended November 30, 2011.  Automotive sales and revenues increased due to continued strong demand from automotive based customers.

Gross profit, operating expenses and income from operations were as follows (in thousands):

	For the Three Months Ended November 30,
	2011	2010	Inc./Dec. $	Inc./Dec. %
Gross profit on sales and revenues	$53,163	$55,755	$(2,592)	-4.6%
Gross profit as percentage of sales and revenues	50.1%	52.1%
Operating expenses:
Research and development	$27,296	$28,893	$(1,597)	-5.5%
Selling, general and administrative	25,807	33,026	(7,219)	-21.9%
Restructuring charges	7	146	(139)	N/M	*
Impairment loss on equity investment	-	3,208	(3,208)	N/M	*
Gain on equity investment	-	(249)	249	N/M	*
Revaluation of contingent considerations	(1,110)	(1,083)	(27)	N/M	*
Income from operations	$1,163	$(8,186)	$9,349	N/M	*
*N/M – Not meaningful

	For the Nine Months Ended November 30,
	2011	2010	Inc./Dec. $	Inc./Dec. %
Gross profit on sales and revenues	$169,292	$166,207	$3,085	1.9%
Gross profit as percentage of sales and revenues	52.5%	53.9%
Operating expenses:
Research and development	$74,455	$72,475	$1,980	2.7%
Selling, general and administrative	65,271	74,425	(9,154)	-12.3%
Restructuring charges	706	1,014	(308)	-30.4%
Impairment loss on equity investment	-	3,208	(3,208)	N/M	*
Gain on equity investment	-	(249)	249	N/M	*
Revaluation of contingent considerations	(1,491)	(626)	(865)	N/M	*
Income from operations	$30,351	$15,960	$14,391	N/M	*
*N/M – Not meaningful

Gross Profit

Gross profit decreased in the three month period ended November 30, 2011 mainly due to higher charges for inventory impairments related to an end-of-life automotive product and amortization expense from acquired intangibles partially offset by lower stock-based and incentive compensation expense.

Gross profit increased in the nine month period ended November 30, 2011 mainly due to increased sales and revenues and lower stock-based compensation expenses, partially offset by higher inventory impairments related to an end-of-life automative product and increased amortization expense from acquired intangibles.

The decrease in gross profit as a percentage of sales and revenue is mainly attributable to the aforementioned inventory impairments.

Research and Development Expenses (“R&D”)

The decrease in R&D expenses in the three month period ended November 30, 2011was primarily due to lower stock-based and incentive compensation expenses partially offset by increased design tool depreciation and engineering compensation costs associated with the acquisition of BridgeCo.

The increase in year to date R&D expenses was primarily due to increases in engineering compensation costs associated with the acquisition of BridgeCo and design tool depreciation partially offset by reduced stock based compensation expense.

The Company intends to continue its efforts to develop innovative new products and technologies, and believes that an ongoing commitment to R&D is essential in order to maintain product leadership and compete effectively. Therefore, the Company expects to continue to make significant R&D investments in the future including acquisitions. The recent acquisitions of STS, Symwave and BridgeCo have added additional engineering talent and capabilities.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses decreased in the three and nine month periods ended November 30, 2011 compared to the same prior year period due to lower stock-based and incentive compensation expense partially offset by incremental SG&A from the BridgeCo acquisition.

Restructuring Charges

Restructuring charges were as follows (in thousands):

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2011	2010	2011	2010

Employee Severance and Benefits Charges	$7	$146	$633	$1,014
Asset Impairment Charges	-	-	73	-
	$7	$146	$706	$1,014

During the second quarter of fiscal 2012 the Company reorganized certain engineering groups resulting in severance charges of $0.4 million. Costs incurred as result of this action will result in cash payments to be completed in the fourth quarter of fiscal 2012.

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

Restructuring charges incurred in the three and nine month periods ended November 30, 2010  were primarily related to a restructuring plan initiated in the fourth quarter of fiscal 2010 in connection with the integration and reorganization of engineering and corporate overhead resources, primarily for severance obligations and termination benefits for certain employees.

Impairment Loss on Equity Investment in Symwave

SMSC invested $5.2 million in Symwave in fiscal 2010. On November 12, 2010 SMSC completed the acquisition of Symwave.   At acquisition, this equity investment was reduced to its fair value of $2.0 million and an impairment loss of $3.2 million was recorded within income from operations in the three month period ended November 30, 2010 in accordance with U.S. GAAP.

Gain on Equity Investment in Canesta

During fiscal 2010, SMSC invested $2.0 in Canesta, a privately held developer of three-dimensional motion sensing systems and devices (previously accounted for as a cost-basis investment and included in the Investments in equity securities caption of the condensed consolidated balance sheet). During the three months ended November 30, 2010, Microsoft acquired substantially all of the assets of Canesta. On November 30, 2010, SMSC received $2.2 million in cash. As a result, the Company recorded a gain of $0.2 million in the three month period ended November 30, 2010. SMSC received an additional $0.1 million in the three months ended February 28, 2011.

Revaluation of Contingent Acquisition Liabilities

The Company recorded liabilities for contingent consideration as part of the purchase price for the acquisitions of BridgeCo, Symwave, STS, Kleer and K2L. The payment of contingent consideration is based upon the achievement of certain financial results over specified time periods post-acquisition. The Company performs a quarterly revaluation of contingent consideration and records any changes in estimated payments and accretion expense as a component of operating income. A $1.1 million gain was recorded in the three-month period ending November 30, 2011 due to reduced forecasted financial results related to BridgeCo. Revaluation gains of $1.1 million and $0.6 million were incurred in the three and nine month periods ended November 30, 2010.  The revaluation gain in the three months ending November 30, 2010 was primarily due to a decrease in estimated future operating results of STS. Due to reductions in estimated future operating results of Symwave, Kleer and STS at the end of fiscal 2011, the Company expects to make no contingent consideration payments related to these acquisitions.

Interest and Other (Expense) Income, Net

Interest and other income (expense) were as follows (in thousands):

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2011	2010	2011	2010
Interest income	$64	$241	$251	$559
Interest expense	(33)	(20)	(109)	(114)
Other expense, net	(469)	(139)	(425)	(475)
	$(438)	$82	$(283)	$(30)

Interest income decreased primarily due to reduced investment in auction rate securities, as the Company continues to liquidate its positions as opportunities arise. Funds from liquidated auction rate securities investments as well as funds generated through operating activities are currently being invested in high grade money market accounts, at lower average rates of return.

Other (expenses) income, net, primarily consists of realized and unrealized foreign exchange gains and losses on net U.S. dollar monetary assets held by the Company’s foreign affiliates. During the three month period ended November 30, 2011, $0.4 million foreign exchange loss was recorded due to changes in the Singapore dollar exchange rate.

Provision for Income Taxes

The interim provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, amount of permanent book to tax differences, and the effects of valuation allowances on certain loss jurisdictions.

The provision for income taxes for the three months ended November 30, 2011 was $4.0 million on pre-tax income of $0.7 million, which represents an effective tax rate of 552%.  The provision for income taxes for the nine months ended November 30, 2011 was $15.3 million on pre-tax income of $30.1 million, which represents an effective tax rate of 50.8%.  For both the three and nine month periods ended November 30, 2011, the effective tax rate is higher than the U.S. federal statutory rate of 35%. The increase in the effective tax rate was primarily due to the level and mix of income and losses by jurisdiction.  The Company recorded an income tax provision on income from domestic operations, and income from certain foreign operations taxed at rates lower than the U.S. federal statutory tax rate; however tax benefit on losses incurred by certain foreign operations were not recognized due to valuation allowances. The increased effective tax rate was partially offset by the change in the tax rate for state net deferred assets and tax benefits derived from tax credits associated with research and experimentation activities.

The income tax benefit for the three months ended November 30, 2010 was $3.5 million on pre-tax loss of $8.1 million, which represents an effective tax rate of 43.6%.  The provision for income taxes for the nine months ended November 30, 2010 was $7.0 million on pre-tax income of $16.0 million, which represents an effective tax rate of 43.8%.  For both the three months and nine month periods ended November 30, 2010, the effective tax rate was higher than the U.S. federal statutory rate of 35%.  The increase in the effective tax rate was primarily due to the level and mix of income and losses by jurisdiction. The Company recorded an income tax provision on income from domestic operations and income from certain foreign operations taxed at rates lower than the U.S. federal statutory rate; however an income tax benefit was not recognized on losses incurred by certain foreign operations due to valuation allowances.

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

Business conditions are currently difficult given the weak worldwide macroeconomic environment. The Company currently expects revenue in the fourth quarter of fiscal 2012 to be down, driven by an expectation of post-holiday sales declines, continued weakness in personal computer and industrial demand and a small decrease in revenue as a result of the flooding in Thailand and the shortage this has created in the hard disk drive market. Going forward into fiscal year 2013 we expect automotive and wireless products to be the most significant growth drivers of revenue.

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

The Company expects that its cash, cash equivalents and cash flows from operations will be sufficient to finance the Company’s operating and capital requirements through at least the next twelve months.

Cash Flow

	For the Nine Months Ended November 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$14,792	$8,955
Adjustments to reconcile net income to net cash provided by operating activities, net:	42,103	39,863
Changes in operating assets and liabilities, net of effects of business acquisitions:	(12,338)	(15,056)

Net cash provided by operating activities	44,557	33,762
Cash flows from investing activities:
Net cash (used for) provided by investing activities	(46,293)	11,762
Cash flows from financing activities:
Net cash (used for) provided by financing activities	(25,929)	3,182

Effect of foreign exchange rate changes on cash and cash equivalents	(881)	162
Net (decrease) increase in cash and cash equivalents	$(28,546)	$48,868

The increase in operating cash flows is commensurate with the increase in operating income primarily due to increased sales and revenues.

Cash used for investing activities in the nine-month period ended November 30, 2011 consisted primarily of  the $41.0 million used for the acquisition of BridgeCo (including extinguishment of debt, net of cash acquired), as well as $8.0 million used for capital expenditures, mainly for design tools. Cash provided by investing activities in the same prior year period included $30.5 million from the sale of short-term investments in commercial paper, the redemption of $14.4 million in auction rate securities partially offset by the $21.9 million used in the acquisition of STS, and $9.8 million used in capital expenditures.

Net cash used in financing activities in the nine-month period ended November 30, 2011 consisted primarily of $25.9 million used for share repurchases and repayments of notes payable in connection with the acquisition of supplier financed design tools of $5.0 million partially offset by $4.7 million of proceeds from the issuance of shares in connection with stock option exercise. Net cash generated by financing activities in the same prior year period consisted primarily of proceeds from the issuance of shares in connection with stock option exercises of $6.5 million, partially offset by repayments of notes payable in connection with the acquisition of supplier financed design tools of $3.3 million.

Working Capital

The Company’s current assets and liabilities and net working capital were as follows (in thousands):

	November 30, 2011	February 28, 2011	Inc./Dec. $	Inc./Dec. %

Current assets:
Cash and cash equivalents	$141,841	$170,387	$(28,546)	-16.8%
Accounts receivable, net	50,654	64,714	(14,060)	-21.7%
Inventories	43,884	47,232	(3,348)	-7.1%
Deferred income taxes, net	18,680	31,156	(12,476)	-40.0%
Other current assets	15,854	8,047	7,807	97.0%
Total current assets	$270,913	$321,536	$(50,623)	-15.7%

Current liabilities:
Accounts payable	$20,490	$27,171	$(6,681)	-24.6%
Deferred income from distribution	16,678	16,167	511	3.2%
Accrued expenses, income taxes and other liabilities	62,431	72,459	(10,028)	-13.8%
Total current liabilities	$99,599	$115,797	$(16,198)	-14.0%
	$171,314	$205,739	$(34,425)	-16.7%

The Company’s total cash and cash equivalents decreased primarily due to the $41.0 million (including extinguishment of debt, net of cash acquired) paid for the acquisition of BridgeCo, $25.9 million used for share repurchases and $8.0 million used for capital expenditures, partially offset by $44.6 million in cash generated from operations. Accounts receivable declined due to improved collection efforts resulting in a lower days sales outstanding. Deferred income taxes, net decreased due to reduced U.S. temporary differences associated with deferred income from distribution. Accrued expenses, income taxes and other liabilities decreased due to decreases in incentive compensation accruals and the SARs liability.  The SARs liability decreased as a result of the decrease in the Company’s common stock market price during nine-month period ended November 30, 2011.

As of November 30, 2011, the Company held approximately $49.6 million in financial instruments measured at fair value, including auction rate securities, money market funds and cash surrender value of life insurance policies. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of November 30, 2011, 100% of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies, mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1.

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

As a result, as of November 30, 2011, the Company recorded an estimated cumulative unrealized loss of $1.9 million (net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuer. Further, the auction rate securities held by the Company are AAA rated. The Company continues to liquidate investments in auction rate securities as opportunities arise. In the three and nine-month periods ended November 30, 2011, $1.3 million and $2.6 million, respectively, in auction rate securities were liquidated at par in connection with issuer calls. Subsequent to November 30, 2011, an additional $0.6 million in auction rate securities were also liquidated at par, also as a consequence of issuer calls.

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

Commitments and Contingencies

Contingent Consideration — BridgeCo Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of BridgeCo. The maximum amount of contingent consideration that can be earned by the sellers is $27.5 million as set forth in the purchase agreement. The fair value of the contingent consideration at acquisition was $8.8 million. This liability was revalued to $7.2 million as of November 30, 2011 based on the likelihood of achieving the performance goals.

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

Due to reductions in estimated future operating results of Symwave at the end of fiscal 2011, the Company expects to make no contingent consideration payments related to this acquisition. No liability was recorded as of February 28, 2011 and November 30, 2011 based on the likelihood of achieving the performance goals.

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

Due to reductions in estimated future operating results of STS at the end of fiscal 2011, the Company expects to make no contingent consideration payments related to this acquisition. No liability was recorded as of February 28, 2011 and November 30, 2011 based on the likelihood of achieving the performance goals.

Contingent Consideration — Kleer Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of Kleer. The maximum amount of contingent consideration that can be earned by the sellers was $2.0 million as set forth in the purchase agreement.

Due to reductions in estimated future operating results of Kleer at the end of fiscal 2011, the Company expects to make no contingent consideration payments related to this acquisition. No liability was recorded as of February 28, 2011 and November 30, 2011 based on the likelihood of achieving the performance goals.

Contingent Consideration — K2L Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of K2L. The maximum amount of contingent consideration that can be earned by the sellers is 2.1 million Euros. Fifty percent of the contingent consideration was earned in calendar year 2010 and fifty percent is available to be earned in 2011 based on the level of achievement of revenue as set forth in the purchase agreement. On March 31, 2011, 1.1 million Euros in stock and cash was paid to the former owners of K2L for calendar year 2010 performance targets. This liability was reduced from $2.8 million as of February 28, 2011to $1.4 million as of November 30, 2011 as a result of the payout of the 2010 earnout and the likelihood of achieving the 2011 performance goals.

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

As of November 30, 2011, the Company’s $26.8 million of long-term investments consisted primarily of investments in U.S. government agency backed AAA rated auction rate securities. From time to time, the Company has also held investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that until February 2008 had been reset every 90 days or less at auction, at which time the securities could also typically be repurchased or sold.

In February 2008, the Company began to experience failed auctions on some of its auction rate securities. Based on the failure rate of these auctions, the frequency and extent of the failures, and due to the lack of liquidity in the current market for the auction rate securities, the Company determined that the estimated fair value of the auction rate securities no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of these investments as of November 30, 2011, and recorded an unrealized loss of $1.9 million, (net of tax) related to the temporary impairment of the auction rate securities, which is included in accumulated other comprehensive income within shareholders’ equity on the consolidated balance sheet.

Assuming all other assumptions disclosed in Part I — Item 1 — Financial Statements — Note 3 of this Report, being equal, an increase or decrease in the liquidity risk premium (i.e. the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the auction rate securities by approximately $0.6 million. In addition, an increase or decrease in interest rates of 100 basis points would increase interest income in the three and nine-month periods ended November 30, 2011 by $0.4 million and $1.7 million, respectively, or decrease interest income to a negligible amount.

Equity Price Risk — The Company is not exposed to any significant equity price risks at November 30, 2011.

Foreign Currency Risk — The Company has international operations in Europe and Asia and is therefore subject to certain foreign currency rate exposures, principally the Euro,  Japanese Yen and the Singapore dollar. The Company also conducts a significant amount of its business in Asia. In order to reduce the risk from fluctuation in foreign exchange rates, most of the Company’s product sales and all of its arrangements with its foundry, test and assembly vendors are denominated in U.S. dollars.  The Company’s foreign operations have U.S. dollar denominated intercompany payables and receivables.

The Company’s foreign subsidiaries purchase a significant amount of their products for resale in U.S. dollars, and from time to time have entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. Gains or losses on these contracts are intended to offset the gains or losses recorded for statutory and U.S. GAAP purposes from the remeasurement of certain assets and liabilities from U.S. dollars into local currencies. No such contracts were executed during fiscal 2011, and there are no obligations under any such contracts as of November 30, 2011. However, the Company has purchased currencies from time to time throughout the current fiscal year in anticipation of more significant foreign currency transactions, in order to optimize effective rates associated with those settlements.

Activities in Europe and Asia include transactions conducted in both Euros, Japanese Yen, Singapore dollar and U.S. dollars. The Euro is the functional currency for the Company’s European subsidiaries. Gains recorded from the remeasurement of U.S. dollar denominated assets and liabilities into Euros were $0.2 million for the three and nine-month period ending November 30, 2011,  compared with a loss of $0.1 million and a loss of $0.3 million for the three and nine-month period ending November 30, 2010, respectively. Gains recorded from the remeasurement of U.S. dollar denominated assets and liabilities into Yen were negligible for the three-month period ending November 30, 2011 and a loss of $0.1 million for the nine-month period ending November 30, 2011 compared with losses of $0.1 million and $0.4 million for the three and nine-month periods ending November 30, 2010, respectively.  Losses recorded for remeasurement of U.S dollar denominated assets and liabilities into Singapore dollars were $0.4 million for the three-month period ended November 30, 2011.

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

Item 4. — Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of November 30, 2011, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. The Board of Directors authorized the repurchase of additional shares in one million share increments in July 2000, July 2002, November 2007 and April 2008, and another two million shares in April 2011, bringing the total authorized repurchases to seven million shares as of November 30, 2011. As of November 30, 2011, the Company has repurchased approximately 5.6 million shares of its common stock at a cost of $126.5 million under this program, including 1,142,642 shares repurchased at a cost of $ 25.0 million in fiscal 2012, 1,084,089 shares repurchased at a cost of $28.5 million in fiscal 2009, 1,165,911 shares repurchased at a cost of $40.6 million in fiscal 2008 and 253,300 shares repurchased at a cost of $6.1 million in fiscal 2007.

			Total
			Number of
			Shares	Maximum
	Total		Purchased as	Number of
	Number of	Average	Part of Publicly	Shares that
	Shares	Price per	Announced	may Yet be
Period	Purchased *	Share	Plans	Purchased
March 2011	-	-	-	504,916
April 2011	-	-	-	2,504,916
May 2011	-	-	-	2,504,916
June 2011	-	-	-	2,504,916
July 2011	130,803	$25.25	130,803	2,374,113
August 2011	313,524	$21.16	313,524	2,060,589
September 2011	275,576	$20.35	275,576	1,785,013
October 2011	218,154	$20.75	218,154	1,566,859
November 2011	204,585	$24.17	204,585	1,362,274
Total	1,142,642		1,142,642

Note:
* In addition, the Company purchased 33,466 shares at an average price per share of $24.93 in the nine month period ending November 30, 2011, as part of an ongoing program in which the Company will purchase shares withheld from employees to fund tax withholdings required on restricted shares vesting each period. The Company purchased 8,834 shares at an average price per share of $25.19 in fiscal 2011 as part of this program.

Item 3. — Defaults Upon Senior Securities

None.

Item 4. — Removed and Reserved

Item 5. — Other Information

None.

Item 6. — Exhibits

10.1	—
Employment Agreement between Christine King and Standard Microsystems Corporation, dated as of December 15, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 6, 2011.

10.2	—	Standard Microsystems U.S. Domestic Employee Relocation Benefits Guide, Executive Program, December 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 6, 2011.
31.1	—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Schema Document
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document
101.LAB	—	XBRL Taxonomy Label Linkbase Document
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document *Indicates a management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD MICROSYSTEMS CORPORATION
	By:	/s/ Kris Sennesael

(Signature)
Kris Sennesael
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 9, 2012

EXHIBIT INDEX

Exhibit No.		Description

10.1	—
Employment Agreement between Christine King and Standard Microsystems Corporation, dated as of December 15, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 6, 2011.

10.2	—	Standard Microsystems U.S. Domestic Employee Relocation Benefits Guide, Executive Program, December 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 6, 2011.
31.1	—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Schema Document
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document
101.LAB	—	XBRL Taxonomy Label Linkbase Document
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document
 *Indicates a management contract or compensatory plan or arrangement