Form 10-K
period 2012-02-29
STANDARD MICROSYSTEMS CORP
filed 2012-04-23
CIK 93384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of August 31, 2011, based upon the closing price of the common stock as reported by The NASDAQ Global Select Market* on such date, was approximately $464,459,988.

Number of shares of common stock outstanding as of April 17, 2012 22,411,930

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III of this report on Form 10-K.

PART I

PART II

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships, Related Transactions and Director Independence

Item 14.	Principal Accountant Fees and Services

SIGNATURES		42

PART IV

Item 15.	Exhibits and Financial Statement Schedules	43

ii

PART I

Item 1. — Business

General Description of the Business

Standard Microsystems Corporation (the “Company” or “SMSC”), a Delaware corporation founded in 1971, is a leading global designer of Smart Mixed-Signal Connectivity™ solutions. Our mission is to create solutions that enable our customers to develop differentiated, content rich systems while generating attractive returns for our shareholders and employees.  Our expertise in analog and mixed-signal processing is applied across a broad set of technologies including Media Oriented Systems Transport (MOST®), wireless audio, USB and Ethernet as well as embedded control, capacitive sensing and thermal management. SMSC’s silicon-based integrated circuits, firmware and systems software are incorporated by a global customer base in end products in the Automotive, Consumer Electronics, Personal Computing (“PC”), and Industrial markets. The Company’s expertise in developing application-specific technologies, each designed to connect, network or monitor systems, allows SMSC to design multi-functional products that address market requirements for on-the-go and embedded consumer and business applications. Most of the Company’s products are unique designs that serve industry leaders across the globe by providing highly integrated solutions that serve their requirements.

SMSC’s business is based on substantial intellectual property assets consisting of automotive and computing architecture knowledge, wireless audio and systems capability, high speed interface circuit design, and network engineering expertise.  SMSC’s assets also include patented technology, access to market technology, extensive experience in integrating designs into systems, the ability to work closely with customers to solve technology application challenges and develop products that satisfy market needs, and the ability to efficiently manage its global network of suppliers. These attributes allow SMSC to provide technical performance, cost, size or time-to-market advantages to its customers and to develop leadership positions in several technologies. In addition, SMSC has continued to develop software to promote and distinguish its hardware products. Examples of such software include MOST NetServices to access data transportation mechanisms on a MOST network, the JukeBlox® software platform enabling music streaming to home theater systems, A/V receivers, wireless speakers and portable music player docking stations, and drivers and firmware for USB and computing products, which enable these products to be customized for various applications and operating systems.

Over the past several years, SMSC has evolved from an organization having strength primarily in digital design serving a PC centric business to one with broad design expertise in automotive and consumer electronics applications leveraging digital, analog and mixed-signal solutions that cut across all its product lines. Electronic signals fall into one of two categories, analog or digital. Digital signals are used to represent the “ones” and “zeros” of binary arithmetic, and are either on or off. Analog, or linear, signals represent real world phenomena, such as temperature, pressure, sound, speed and motion. These signals can be detected and measured using analog sensors, by generating varying voltages and currents. Mixed-signal products combine digital and analog circuitry into a single device. Mixed-signal solutions can significantly reduce board space by integrating system interfaces, reducing external component requirements and lowering power consumption, all of which reduce system costs. Analog and mixed-signal products are also less susceptible to commoditization because of the custom nature of their designs.

SMSC has operations in the United States, Canada, Germany, Bulgaria, India, Japan, Hong Kong, China, Korea, Singapore and Taiwan. Major engineering design centers are located in: Arizona, New York and Texas in the United States; Ottawa, Canada; Chennai and Bangalore, India; Karlsruhe and Pforzheim, Germany; and Sofia, Bulgaria.

Strategy

SMSC’s strategy is to develop innovative, differentiated and content rich connectivity systems that will create value for its customers and distinguish SMSC from its competitors.   SMSC generally seeks to develop feature-rich and high value products while striving to avoid generic and easy to duplicate offerings.  The company is focused on delivering connectivity solutions that enable the proliferation of data in automobiles, consumer devices, personal computers and industrial markets. SMSC’s feature-rich products drive a number of industry standards and include USB, MOST® automotive networking, Kleer® and JukeBlox® wireless audio, and embedded system control and analog solutions, including thermal management and RightTouch® capacitive sensing,

To achieve its strategy, the Company uses a highly integrated approach in the development of its products, and employs discrete technologies which are frequently integrated across many of its products and applications. Further, the Company continuously explores and seeks opportunities to introduce new or existing products, either individually or in combination within systems and end products, for broader application within or across end markets. The Company believes that the integration of products and convergence of applications will be a continuing trend. The Company’s ability to anticipate and capitalize on these trends will be essential to its long-term success, and hence will continue to be a prime strategic consideration in resource allocation decisions and the internal evaluation of the Company’s competitive and financial performance.

In executing this strategic approach, internal resources are allocated and corresponding investments are made at the project level in a manner that the Company believes will maximize total returns from product sales both individually (with respect to individual products or product families) and in the aggregate (a “portfolio” approach). Projects consist of either a single product offering (as would be the case for a new product launch) or a product family, consisting of multiple product variants stemming from an original design. Such variants can consist of relatively simple modifications to an original design, introduction of “next generation” capabilities and features and/or strategic integrations of new technologies into existing products. Projects may span across product lines or product families.

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

We believe that the Company’s expertise in multiple technologies that can be deployed in numerous applications is a competitive advantage that allows us to create differentiated products and a central part of the Company’s strategy. Given the proliferation of customer demand for products based on convergent technologies, especially among the Company’s current product offerings and core competencies, the opportunities available to the Company are expected to increase. In addition, we believe that the continuous focus on such products and opportunities are integral to the future success of the Company.

Markets

SMSC develops its products to serve applications in several end markets including Automotive, Consumer Electronics, PC, and Industrial. Most of the Company’s technologies are sold into multiple end markets, and its product technologies, intellectual property and proprietary processes are increasingly being reapplied and may be combined into new solutions that can be sold into these markets. Its products are manufactured using industry standard processes and all are sold through a unified direct sales force that also manages global relationships with independent, third party sales representatives and distributors.

SMSC’s sales and revenues across these end markets, including intellectual property revenues (consisting of royalties and similar contractual payments), are presented in the following table for the twelve months ended February 29, 2012 (“fiscal 2012”) and February 28, 2011(“fiscal 2011”) (in thousands):

	Fiscal 2012		Fiscal 2011
	Amount	%	Amount	%
PC	$131,132	31.8%	$151,595	37.0%
Consumer Electronics	129,451	31.4%	110,265	26.9%
Industrial	66,924	16.3%	72,816	17.8%
Automotive	84,597	20.5%	74,803	18.3%
Total sales and revenues	$412,104	100.0%	$409,479	100.0%

SMSC’s MOST technology, which enables the networking of information systems in automobiles, such as a CD changer, radio, global positioning system, navigation system, mobile telephone or a DVD player, is the foundation of SMSC’s automotive business. MOST provides the means to distribute multimedia entertainment functions among various control devices in the car.  SMSC sells MOST networking chips of various speeds, and companion chips to allow additional functionality, such as video or power supply, to be delivered via the network. In addition, SMSC has developed TrueAuto™ automotive grade USB and Ethernet products to connect multimedia devices in the car and address a new standard for car diagnostics communication with a repair bay.  SMSC also provides wireless audio technology in the automobile with its Kleer technology.  Finally, SMSC’s K2L subsidiary provides software that supports a wide range of automotive platforms, acting as a gateway for various networks in the car.

SMSC serves the Consumer Electronics market with wireless audio, USB and Ethernet products.  SMSC’s Jukeblox products support the AirPlay® and  DLNA®  standards and allow audio to be streamed wirelessly from devices or the cloud to speakers and docks.  SMSC’s Kleer products deliver high quality audio wirelessly at low cost and power.  Its KleerNet® RF technology enables high quality and low latency wireless distribution of digital content to headphones, speakers and other audio devices to enhance the consumers’ listening experience. USB and Ethernet designs that serve the Consumer Electronics market primarily provide connectivity or networking functions that allow data transfer or content sharing in consumer devices. For instance, the Company provides USB 2.0 hub, flash memory card reader and mass storage devices that may be embedded in LCD monitors, printers, set-top boxes, docking stations, digital televisions or gaming products to transfer content at high speeds. SMSC’s Ethernet networking products address system resource limitations and other challenges typical of embedded consumer electronics systems for applications such as digital televisions, set-top box, DVD and hard disk drive-based video recorders and digital media servers and adapters. SMSC’s portable USB transceiver products are found in tablets, smart phones, personal digital assistants, e-readers and other consumer mobile devices. The Company also designs network multimedia processing engines supporting multiple high definition audio/video streams, and software protocol stack management and security, through Peripheral Component Interconnect (“PCI”) or non-PCI interfaces.

SMSC serves industry leading PC customers in the Mobile & Desktop PC markets with embedded controllers, system controllers, server input/output (“I/O”) devices, USB hubs and analog solutions including capacitive touch and proximity detection, fan control, temperature and voltage sensing and more recently, wireless audio. Applications include mobile and desktop computers, ultrabooks, netbooks, servers and media center PCs.

SMSC serves the Industrial Market with a portfolio of products to meet the high quality standards and rigorous needs of thousands of customers worldwide.  SMSC has developed Industrial grade products in many product areas and aligns with our suppliers so that we may serve the long life cycle embedded systems of our customers.  SMSC sells Ethernet, ARCnet, CircLink™, USB, Embedded I/O and Analog products into the broad range of industrial end applications which include building and factory automation, industrial robotics, security systems, industrial PCs, video and surveillance systems, motor motion control, and transportation and railway systems.

The flexibility of SMSC’s products to address multiple end market applications and the convergence of multimedia technologies is creating new market opportunities. For example, computer makers are supplying devices that address entertainment needs, traditional manufacturers of consumer entertainment goods are addressing computing needs and automotive manufacturers and system integrators are seeking ways to deliver multimedia content or network information systems into the automobile. As a result of substantial investment in research and development (“R&D”) over the past several years, the functionality of SMSC’s products has been greatly enhanced, and SMSC’s portfolio of products  has broadened considerably, enabling increased presence for the Company in many other applications using these technologies. This strategic thrust to link available technologies into new applications and invest in new technologies capable of serving different aspects of these converging markets is expected to result in greater product diversity and broader sales and marketing opportunities.

Principal Products

The Company invests in new product development for Automotive, wireless audio, USB, computing and industrial and networking products.  This structure allows its marketing and engineering teams to focus on end markets, applications, and customer requirements unique to their respective markets and technologies. The technologies used and intellectual property developed within these product development organizations, have significant overlap. The Company strives to repackage and reuse intellectual property across all its product lines. A core engineering function guides the product development teams to a common set of design rules while also contributing analog intellectual property which is used throughout the Company.  This structure allows the Company to develop intellectual property expertise which can be rapidly deployed into diverse markets, accelerating access to new customers.

Automotive

SMSC is a supplier of products for the automotive market based on its market-leading MOST technology. MOST is a networking standard which enables the transport of high-bandwidth digital audio, video, packet-based data, and control information. SMSC’s latest generation of MOST products, MOST150, provides greater bandwidth and functionality than its predecessors, MOST25 and MOST50, though these predecessor products continue to be sold into automotive platforms. MOST-enabled network interface controllers (“NICs”) and intelligent network interface controllers (“INICs”) are being designed into automotive networks to transfer high-performance multimedia content among devices such as radios, navigation systems, digital video displays, microphones and CD-players quickly and without electrostatic disruption. The technology is also applicable to new market requirements such as driver assistance.

The Company also markets a chip interconnect technology known as Media Local Bus (MediaLB®, or “MediaLB”), enabling consumer applications to easily connect to SMSC’s network interface controllers for MOST. MediaLB is also designed to support future MOST networks, thereby providing a simple migration path from existing MOST architectures to next-generation platforms. The MOST technology is the accepted standard for high bandwidth automotive multimedia networking. Today MOST is adopted in approximately 118 car models on the road worldwide.  The Company also sells related software stacks, system design and diagnostic tool products to customers who need to build or maintain MOST compliant systems.

SMSC also provides significant connectivity functions within automobiles via USB, Ethernet and other wireless audio products. SMSC develops and sells USB and Ethernet products built to the exacting quality standards required for automotive applications under the TrueAuto™ brand.  SMSC provides wireless audio products in the car through its Kleer technology.
SMSC’s acquisition of K2L GmbH (“K2L”) in fiscal 2010 has increased SMSC’s automotive-related product offerings. Specifically, the K2L acquisition added software development and systems integration support services for automotive networking applications, including MOST-based systems, among other networks in the car.

Wireless Audio

SMSC markets both proprietary and open standards based audio solutions that serve the wireless ecosystem from the cloud to destination.  These products feature high level radio performance and industry-leading low power consumption for the portable, home and automotive markets.   SMSC’s Jukeblox products allow the user to stream audio to numerous devices and serve AirPlay and DLNA enabled devices. Target applications for SMSC’s wireless audio solutions include speakers and docks, home cinema and theater, headphones, home audio networks, TVs, portable media players, ear buds, automotive rear seat entertainment and many others. SMSC has acquired its wireless audio expertise via three acqusitions:  SMSC acquired the assets of Kleer Semiconductor Corporation (“Kleer”) on February 16, 2010;   Wireless Audio IP B.V. (“STS”) on June 14, 2010, and BridgeCo, Inc. on May 19, 2011.

USB Products

Many of the Company’s connectivity products utilize USB technology, which enables the transfer of data between peripheral devices and hosts.   SMSC’s USB products can be found in PCs, LCD monitors, docking stations, televisions, set-top boxes, smartphones and industrial equipment, among others.

This technology has become the ubiquitous connectivity standard. SMSC is regarded as an industry leader in providing semiconductors that incorporate the current industry USB standard specification, known as USB 2.0 or “Hi-Speed USB”. USB 2.0’s 480 megabit per second data transfer rate supports the high bandwidth and speed requirements of consumer multimedia technologies, and because of its ease-of-use and the capability to deliver regulated power, is currently the leading standard by which interoperability and connectivity is provided between diverse systems platforms such as consumer electronics, multimedia computing and mobile storage applications. Designers are attracted to USB 2.0’s speed, “plug-and-play” features and its predictable software development requirements. The ubiquity of USB 2.0 integrated circuits and software makes it a cost-effective choice for designers to add a high-speed serial data pipe for transferring media content.

SMSC has developed products to support the next generation USB technology, known as USB 3.0 or “SuperSpeed USB”. USB 3.0 provides data transfer rates approximately 10 times faster than Hi-Speed USB, up to 5 Gbps, and is well suited for applications using video and large data files, such as those found in enterprise commercial applications as well as consumer multimedia solutions. SMSC is developing USB 3.0 products that can be used in platforms such as digital TVs, LCD monitors, printers, PCs, gaming consoles, digital video cameras, smartphones and other embedded and consumer applications.

SMSC also employs USB in portable products for consumer electronic applications.  SMSC’s portable products are designed for set-top boxes, smart phones, personal digital assistants and other handheld mobile devices. These products include standalone USB 2.0 physical layer transceivers (“PHY”) supporting industry standard interfaces as well as USB 2.0 flash memory card readers. These products also include USB PHYs integrated with other functions such as battery management and voltage protection. These Hi-Speed USB transceivers currently set new standards for integration, low power and small size, helping designers meet the tight board space and cost requirements of portable products.

Important USB products include among others:

•	USB 3.0 ViewSpan™ Graphics Controller and USB 3.0 Hub,
•	USB 2.0 ViewSpan™ Graphics Controller, USB 2.0 -port, 3-port, 4-port, 7-port hub controllers and combination hub/flash memory card reader products,
•
USB 2.0 flash memory card reader products, including controllers supporting Secure Digital™ (SD), MultiMediaCard™  (MMC), Memory Stick® (MS), MS-PRO-HG™, SmartMedia® (SM), xD-Picture Card TM (xD) and Compact Flash(R) (CF) memory and Compact Flash-UDMA card families, and

•	USB-to-Ethernet hub combo controllers allowing developers to deliver Ethernet connectivity while leveraging the proliferation of USB.

Computing Products

SMSC’s technology expertise also extends into the x86-based notebook, desktop and server segments of the PC market. The Company’s embedded controller solutions offer programmable, mixed-signal features that allow feature-customization for notebook and desktop PCs. Its advanced I/O products for server applications build on SMSC’s broad I/O and system management expertise and include timers, flash memory interfaces, and other server requirements. SMSC also offers a set of chips that offer additional system features such as general purpose input/output (“GPIO”) expansion, temperature and voltage sensing, fan control and consumer infrared remote control. One of the growth opportunities for SMSC is in serving the tablet market where the Company is developing products that are platform-independent and can serve both x86 and non-x86 processor-based designs.

SMSC is also developing analog products that utilize thermal sensor technology to target computing and consumer solutions supplied by major OEMs, ODMs and motherboard manufacturers. Also included are capacitive touch and proximity detection, USB battery charging, temperature sensing and fan control products. Many of SMSC’s customers increasingly seek analog functionality such as thermal management, capacitive sensing and battery charging as part of their broader PC buying decision, which, in many cases, calls for an integrated solution. SMSC’s analog products serve computing, consumer and industrial applications.

SMSC differentiates its products by combining industry-standard interfaces with advanced application-specific platform solutions. Most of the devices sold into this set of customers and markets must integrate seamlessly with microprocessors and chipsets developed by other companies. SMSC’s solutions optimize the customer’s platform designs and typically improve time-to-market while reducing the total bill of materials cost. These products can be found in notebook and desktop PCs.

Important SMSC computing products are:

•	Embedded controllers for Original Equipment Manufacturer (“OEM”) and Original Design Manufacturer (“ODM”) PC designers,
•	Advanced I/O controllers,
•	Analog capacitive and proximity detection products,
•	USB battery charging controllers,
•	Analog thermal management solutions,
•	Consumer infrared and system diagnostics companion devices, and
•	X86-based server solutions offering timers, flash memory interfaces and thermal management capabilities.

Industrial and Networking Products

SMSC’s industrial products utilize Ethernet, USB, ARCnet, CircLink™, Embedded I/O, Analog and other technologies. Ethernet is widely recognized as a ubiquitous, versatile networking technology for home, business and industrial environments. In its many years of designing networking products, SMSC has shipped more than 100 million Ethernet ports.  SMSC’s strength in this area is the delivery of rich software driver libraries which enable a broad range of industrial operating system support.  A primary focus of the Company’s efforts in this area is developing products that connect USB and Ethernet, such as USB-to-Ethernet controllers and USB hubs with integrated Ethernet controllers. The prevalence and speed of USB has resulted in the USB-to-Ethernet connection often replacing older means of transferring information, such as legacy bus and Peripheral Component Interconnect, referred to as PCI interfaces.  SMSC also serves the industrial market with other networking technologies, such as Attached Resource Computer Network, referred to as ARCNET and CircLink™, an ARCNET derivative.

Important industrial and networking products include:

•	USB to Fast Ethernet and USB to Gigabit Ethernet Controllers,
•	Low-power and small form-factor Fast Ethernet Transceivers,
•	Industrial temperature supported Gigabit Ethernet Transceivers,
•	PCI and Local bus interface Fast Ethernet Controllers, and
•	ARCnet and CircLink™ products for wireless base stations, copiers, building automation, robotics, gaming machines and industrial applications.

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

SMSC strategically markets and sells all of its products globally through a centrally managed sales network using various channels in multiple geographic regions. SMSC conducts sales activities in the United States via a direct sales force, electronics distributors and manufacturers’ representatives. Internationally, products are marketed and sold through its Japanese subsidiary, SMSC Japan, and regional sales offices located in Germany, Hong Kong, Taiwan, China, Korea and Singapore as well as through a network of independent distributors and representatives.

Consistent with industry practice, most distributors have certain rights of return and price protection privileges on unsold products. Accordingly recognition of revenue and associated gross profit on shipments to a majority of the Company's distributors is deferred until the distributors resell the products. Distributor contracts may generally be terminated by written notice by either party. The contracts specify the terms for the return of inventories. Shipments made by SMSC Japan to its distribution partners are made under agreements that permit limited stock return and no price protection privileges, therefore, the sales and associated gross profit from shipments to the Company’s distributors in Japan, are recognized upon shipment.

The Company generates a significant portion of its sales and revenues from international customers. While the demand for the Company’s products is driven heavily by the worldwide demand of U.S.-based OEM computer manufacturers, a significant portion of the Company’s products are sold to manufacturing subcontractors of those U.S.-based companies, and to distributors who feed the high technology manufacturing pipeline in Asia. The Company expects that international shipments, particularly to Asian-based customers and European based automotive customers, will continue to represent a significant portion of its sales and revenues. See Part I Item 1.A. — Risk Factors — Business Concentration in Asia for further discussion.

Geographic Information

The information below summarizes sales and revenues to unaffiliated customers for fiscal 2012, 2011, and 2010 by country (in thousands):

For the Fiscal Years Ended February 29 and 28,	2012	2011	2010
China	$85,787	$77,247	$67,287
Taiwan	74,988	88,343	75,548
Japan	68,319	73,588	47,055
United States	30,474	33,853	21,665
Germany	27,616	28,197	20,852
Hong Kong	27,289	22,569	16,423
Other	97,631	85,682	58,948
	$412,104	$409,479	$307,778

Product sales to electronic component distributors were reflected in the table above based on the country of their respective operations; the geographic locations of end customers may differ. The majority of SMSC’s sales are to customers located in Asia given Asia’s prominence in the global supply chain for computing, consumer electronics and related applications.

The Company’s net property, plant and equipment by country is as follows (in thousands):

As of February 29 and 28,	2012	2011
United States and Canada	$49,206	$58,601
Luxembourg	7,398	-
Taiwan	2,922	3,393
Other Asia Pacific	3,379	3,235
Germany and Other Europe	1,518	2,153
	$64,423	$67,382

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

The Company had one customer that accounted for sales and revenues in excess of 10% of the Company’s total sales and revenues in fiscal 2012, 2011, and 2010, who is listed below:

For Fiscal Years Ended February 29 and 28,	2012	2011	2010
Avnet Asia	12%	16%	12%

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

The Company’s financial results have been significantly dependent on multiple United States-based computer manufacturers that drive a significant portion of the ultimate demand for the Company’s products. In addition, consumer and computing customers in Asia are becoming an increasingly significant source of demand for the Company, as well as European automotive customers.

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

The Company’s primary wafer suppliers are currently:

•	GLOBALFOUNDRIES Inc.
•	Taiwan Semiconductor Manufacturing Company Limited (“TSMC”)
•	Grace Semiconductor Manufacturing Corporation

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

The Company purchases most of its assembly services from the following:

•	Advanced Semiconductor Engineering, Inc.
•	Amkor Technology, Inc.
•	ChipMOS TECHNOLOGIES LTD.
•	Orient Semiconductor Electronics Ltd.
•	STATS ChipPAC Ltd.

The Company also employs a third party turnkey contract manufacturer, Accent International S.A. (“Accent”), for its wireless audio Jukeblox products.   As a turnkey manufacturer, Accent coordinates and is responsible for the procurement of wafers, assembly and test.

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

SMSC’s R&D activities are performed by highly-skilled engineers and technicians, and are primarily directed towards the design of integrated circuits in both mainstream and emerging technologies, the development of software drivers, firmware and design tools and intellectual property (“IP”), as well as ongoing cost reductions and performance improvements in existing products. SMSC employs engineers with a wide range of experience in software, digital, mixed-signal and analog circuit design, from experienced industry veterans to new engineers recently graduated from universities. SMSC had approximately 548 engineers as of February 29, 2012. High tech hardware, software and other product design tools procured from leading global suppliers support their activities. The Company’s major engineering design centers are strategically located in: Arizona, New York and Texas in the United States; Ottawa, Canada; Singapore; Chennai and Bangalore, India; Karlsruhe and Pforzheim, Germany; and Sofia, Bulgaria to take full advantage of the technological expertise found in each region, and to cater to its customer base.

The Company intends to continue its efforts to develop innovative new products and technologies, and believes that an ongoing commitment to R&D is essential in order to maintain product leadership and compete effectively. Therefore, the Company expects to continue to make significant R&D investments in the future. Acquisitions of  BridgeCo, Inc., Tallika Corporation, K2L, Kleer, STS, Symwave, and the formation of a design center in Sofia, Bulgaria have added additional engineering talent and capabilities.

The Company spent the following on R&D (in thousands):

For Fiscal Years Ended February 29 and 28,	2012	2011	2010
R&D Spending	$100,350	$96,370	$77,702

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

Business Combinations and Non-Controlling Equity Investments

BridgeCo

On May 19, 2011 SMSC completed the acquisition of BridgeCo, Inc. (“BridgeCo”), a leader in wireless networked audio technologies. BridgeCo's JukeBlox® technology connects tablets, smartphones, PCs, Macs and other consumer electronics products by enabling consumers to access their local or cloud-based music library from any device and from any room in the home. Its JukeBlox software platform, with integrated WiFi® support, enables music streaming to virtually all home audio equipment including home theater systems, A/V receivers, radios, wireless speakers and portable music player docking stations. BridgeCo's technology has been adopted by some of the largest consumer electronics brands in the world including Pioneer, Philips, Denon, Marantz, JBL, B&W and Harmon/Kardon.

The majority of BridgeCo’s assets were located in the United States. BridgeCo also had operations in India and Japan. The functional currency of BridgeCo’s operations in India is the Indian Rupee and in Japan, the Japanese Yen.

SMSC made an initial investment of $41.0 million in cash (net of cash acquired). The terms of the purchase agreement provide for potential earnout payments of up to $5.0 million in 2012 and up to $22.5 million in 2013 to former BridgeCo shareholders, dependent on BridgeCo reaching certain revenue goals in calendar years 2011 and 2012.  The former BridgeCo business earned the first earnout and SMSC paid the former BridgeCo shareholders $5.0 million in the fourth quarter of fiscal year 2012.

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

The fair value of the contingent consideration at acquisition of $8.8 million was estimated by applying the income approach. That measure is based on significant inputs that are unobservable in the market, and are therefore level 3 inputs. Key assumptions include a discount rate of 19 percent and a probability-adjusted level of forecasted quarterly revenues.

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

During the fourth quarter of fiscal 2011 the Company lost its primary customer in its storage solutions business. As a result, the Company initiated a plan to reduce costs and investments in this business. In connection with this action, the Company incurred an impairment loss of $3.5 million, primarily for certain indefinite-lived purchased technologies acquired as part of this business. However, the Company is continuing to utilize Symwave USB 3.0 intellectual property and has retained key engineering talent.

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

Canesta

During fiscal 2010, SMSC invested $2.0 million in Canesta, a privately held developer of three-dimensional motion sensing systems and devices. Canesta entered into an Asset Purchase Agreement with Microsoft, pursuant to which Microsoft acquired substantially all of the assets of Canesta. On November 30, 2010, SMSC received $2.2 million in cash from Canesta and another $0.1 million on January 27, 2011 pursuant to its Asset Purchase Agreement with Microsoft (approximately $0.7 million in additional distributions will be held in escrow for 12 months or until all of the obligations of Canesta have been satisfied). As a result, the Company recorded a gain of $0.3 million.

Employees

At February 29, 2012, the Company employed 1,064 individuals, including 558 in research and product development, 204 in sales, marketing and customer support, 161 in manufacturing and manufacturing support, and 141 in administrative support and facility maintenance activities.

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

The Company’s principal competitors across its various product lines include the following:

•	ASIX Electronics Corp
•	Avnera Corporation
•	Broadcom Corporation
•	Cypress Semiconductor Corporation
•	Davicom Semiconductor, Inc.
•	ENE Technology Inc.
•	Genesys Logic, Inc.
•	GMT, Inc.,
•	Integrated Technology Express, Inc.
•	Marvell Technology Group Ltd.
•	Micrel Inc.
•	Nuvoton Technology Corporation
•	Realtek Semiconductor Corp.
•	Renesas Electronics Corporation
•	ST-Ericsson
•	Syncomm Technology Corporation
•	Texas Instruments Inc.

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

WORLDWIDE ECONOMIC AND POLITICAL CONDITIONS AFFECT THE COMPANY’S RESULTS

Worldwide Economic Conditions — The global political and economic situations continue to be extremely volatile. Economic activity appeared to decrease significantly during the second half of calendar year 2011 and concern for a potential double dip recession appeared to be widespread.  The European sovereign debt crisis, economic problems in Greece, Iran’s nuclear program, and governmental changes in Arab countries have all contributed to significant economic and political instability. Although economic activity appeared to have stabilized in the beginning of calendar year 2012, the Company’s revenue and profitability will be affected if global economic conditions do not, at a minimum, continue at their current levels.  The above political and economic situations or other factors could result in a decline in worldwide economic conditions, which could adversely affect the Company. The Company’s results may also be adversely affected if economic conditions prevent the Company from executing on its strategy to produce more revenue and profit in fiscal year 2013 and later years.

The impact of past decline in global economic activity includes the ongoing failure of the auction rate securities market. As a result of the market conditions affecting auction rate securities, the Company reclassified its investments in auction rate securities from short-term to long-term, and has taken temporary impairments to their value on its balance sheet. If the issuers of the Company’s auction rate securities suffer a material decline in their creditworthiness, or if market conditions for auction rate securities do not recover sufficiently, the value of the Company’s auction rate securities could be other than temporarily impaired, which would affect the Company’s profit and loss statement for the relevant period. Further, the Company may be required to recognize additional temporary impairments in future periods.

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

The Personal Computer (“PC”) Industry — Demand for many of the Company’s products depends largely on sales of personal computers and peripheral devices. The growth of tablets has dramatically reduced estimates of potential growth rates for personal computers. Decreases or reductions in the rate of growth of the PC market, due to tablets or worldwide economic and political conditions, could adversely affect the Company’s operating results. In addition, as a component supplier to PC manufacturers, the Company may experience greater demand fluctuation than its customers themselves experience.

The PC industry is characterized by ongoing product changes and improvements, such as the emergence of tablet PCs, much of which is driven by several large companies whose own business strategies play significant roles in determining PC architectures. Future shifts in PC architectures may not always be anticipated or be consistent with the Company’s product design “roadmaps”.

The Company has a business strategy that involves marketing and selling new products and technologies directly to market-leading companies (although resultant sales are often made to third-party intermediaries such as ODMs). The Company’s results are also heavily dependent on demand driven by North American computer makers to whom the Company markets directly. If the market performance of any of these companies declines materially, as occurred during fiscal year 2011 and 2010, or if they require fewer products from the Company than forecasted, the Company’s revenues and profitability could be adversely affected.

These large companies also possess significant leverage in negotiating the terms and conditions of supply as a result of their market power. The Company may be forced in certain circumstances to accept potential liability for intellectual property, quality, delivery or other issues far exceeding the purchase price of the products sold by the Company, the lifetime revenues received from such products by the Company, or various forms of potential consequential damages to avoid losing business to competitors. More large companies have made such requests recently, and the Company is seeing more of these requests as it attempts to expand its business. The Company attempts to negotiate liability caps but is not always successful. The Company may be forced to agree to uncapped liability for such items as intellectual property infringement or confidentiality in order to win important designs, maintain existing business, or be permitted to bid on new business. Such terms and conditions could adversely impact the financial viability of the Company, and its revenues and margins.

Volatility of Stock Price  — The volatility of the semiconductor industry has also been reflected historically in the market price of the Company’s common stock. The market price of the Company’s common stock may fluctuate significantly on the basis of such factors as the Company’s or its competitors’ introductions of new products, quarterly fluctuations in the Company’s financial results, announcements by the Company or its competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments; introduction of technologies or product enhancements that reduce the need for the Company’s products; the loss of, or decrease in sales to, one or more key customers; a large sale of stock by a significant shareholder; dilution from the issuance of the Company’s stock in connection with acquisitions; the addition or removal of our stock to or from a stock index fund; departures of key personnel; the required expensing of stock options or Stock Appreciation Rights (“SARs”); quarterly fluctuations in the Company’s guidance or in the financial results of other semiconductor companies or personal computer companies; changes in the expectations of market analysts or investors, or general conditions in the semiconductor industry or financial markets. In addition, stock markets in general have experienced extreme price and volume volatility in recent years. This volatility has often had a significant impact on the stock prices of high technology companies, at times for reasons that appear unrelated to business performance. The Company’s stock price experienced significant volatility in fiscal year 2012 and 2011, and the Company’s stock price may continue to experience significant volatility in the future.

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

THE COMPANY HAS A CONCENTRATED CUSTOMER BASE, MUST SATISFY DEMANDING PRICE, TECHNOLOGY AND QUALITY REQUIREMENTS, AND IS SUBJECT TO INTEGRATION RISKS

Product Development, Quality and Technological Change  — The Company’s growth is highly dependent upon the successful development and timely introduction of new products at competitive prices and performance levels, with the potential to earn gross profit margins acceptable to the Company. The success of new products depends on various factors, including timely completion of product development programs, the availability of third party intellectual property on reasonable terms and conditions, market acceptance of the Company’s and its customers’ new products, achieving acceptable production yields, securing sufficient capacity at a reasonable cost for the Company’s products and the Company’s ability to offer these new products at competitive prices.  The Company’s plans for fiscal year 2013 anticipate the timely introduction of a number of important new products and as such, the Company’s results could be materially adversely affected if these products are not released according to schedule.

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

The semiconductor industry is in constant transition to smaller geometry technologies. These smaller technologies typically require far greater initial investment by the Company, and involve significantly more expensive mask sets.  They may also pose greater technological challenges.  The Company must continually attempt to determine what geometries it should employ to produce new or existing parts, and the right time to change geometries. The Company’s financial results could be adversely affected materially if it is delayed in implementing, or is unable to successfully implement, smaller geometry technologies, if yields are less than expected, or if actual revenues from the smaller geometries are insufficient to produce an appropriate return on investment.

Many of the Company’s products offer additional features or functionality that works in tandem with a primary chip. Demand for many of the Company’s products could suffer, and the Company’s results could be materially affected adversely, if the features and functionality offered by the Company are integrated into a system on the primary chip.  The Company currently believes that the risk of integration is one of the most significant competitive threats facing the Company. Although the Company constantly tries to add value to its chips and to anticipate trends to reduce the risk of integration, there can be no assurance that the Company will be successful in these endeavors.

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

In the past, the Company has relied on its strategic relationships with certain customers who are technology leaders in its target markets. The Company intends to pursue and continue to form these strategic relationships in the future. These relationships often require the Company to develop new products that typically involve significant technological challenges. These customers frequently place considerable pressure on the Company to meet their tight development schedules and impose stringent confidentiality and other requirements on the Company. Accordingly, the Company may have to devote a substantial portion of its resources to these strategic relationships, which could detract from or delay completion of other important development projects.

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

As a result of a certain manufacturer plant closings at which wafers for a particular product are being made, the Company has made a significant investment in certain automotive inventory before the plant closes in order to assure continuity of supply for this product.   The Company’s results may be adversely affected if it purchases insufficient inventory to assure continuity of supply, or if it purchases too much inventory and is forced to write-off some portion of its investment.  During the third quarter of fiscal 2012, the Company recorded an inventory impairment of $2.2 million in connection with this inventory.

In the past, the Company received several unexpected price increases from several entities that assemble or package products. In the past there have been periods of shortage of capacity among companies that supply assembly services. The Company’s contracts also generally do not protect it from price increases in certain base commodities used in the semiconductor manufacturing process. The Company’s results in recent fiscal years were adversely affected by significant increases in the price of gold. The Company is restructuring certain manufacturing processes to use copper instead of gold in its products. Although the Company resists attempts by suppliers to increase prices, there can be no assurance that the Company’s margins will not be impacted in fiscal year 2013 or other future periods as a result of a shortage of capacity, changes in commodity prices, or price increases in assembly or other services. Because at various times the capacity of either wafer producers or assemblers can been limited, the Company may be unable to satisfy the demand of its customers, or may have to accept price increases or other compensation arrangements that increase its operating expenses and erode its margins.

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

Business Process Re-Engineering Project — In an attempt to introduce greater efficiencies in its supply chain and its overall business processes, the Company implemented a significant business process re-engineering project (“BPRE”) on April 14, 2011 for many of its product lines. BPRE involved changes to the Company’s order and purchase flow, changes to its enterprise software system, changes to accounting and finance processes, and numerous other matters. As a result of BPRE, a substantial part of the Company’s cash generation and accumulation is occurring outside the United States.  Under current regulations, there is additional taxation associated with repatriating such funds to the United States.  If the Company lacks sufficient funds located in the United States, this may negatively affect its ability to fund the businesses located in the United States. The Company’s results may also be negatively affected if BPRE does not produce its expected benefits.

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

In addition, although most of the Company’s products are priced and paid for in U.S. dollars, a significant amount of certain types of expenses, such as payroll, utilities, tax, and marketing expenses, are paid in local currencies, and therefore fluctuations in exchange rates could harm the Company’s business operating results and financial condition. In addition, changes in tariff, export and import regulations, and U.S. and non-U.S. monetary policies, may harm our operating results and financial condition by increasing our expenses and reducing our revenue. Varying tax rates in different jurisdictions could harm our operating results and financial condition by increasing the Company’s overall effective tax rate.  Fiscal 2012 tax rates were substantially higher than anticipated as a result of a shortfall in profits earned outside of the United States in lower tax jurisdictions; if such situations occur in the future the Company’s profitability could be similarly adversely affected.

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

Cyberattacks and industrial espionage have become an increasingly important problem for high technology companies.   Although the company is not aware of it ever being subject to a cyberattack or industrial espionage, there can be no guarantee that such episodes will not occur in the future.   Likewise, the Company may have been subject to such attacks in the past without being aware of the incident.

THE COMPANY’S SUCCESS DEPENDS ON THE EFFECTIVENESS OF ITS ACQUISITIONS, RETAINING AND INTEGRATING KEY PERSONNEL, MANAGING INTELLECTUAL PROPERTY RISKS AND GROWTH AND MAINTAINING A PROPER CAPITAL STRUCTURE

Strategic Business Acquisitions — The Company has made strategic acquisitions of or investments in complementary businesses, products and technologies in the past, including the OASIS acquisition in 2005, the BridgeCo acquisition in 2011 and several smaller transactions in fiscal year 2010 and 2011, and expects to continue to pursue such acquisitions in the future as business conditions warrant. Business acquisitions and investments can involve numerous risks, including: unanticipated costs and expenses; risks associated with entering new markets in which the Company has little or no prior experience; diversion of management’s attention from its existing businesses; potential loss of key employees, particularly those of the acquired business; differences between the culture of the acquired company and the Company, difficulties in integrating the new business into the Company’s existing businesses; potential dilution of future earnings; and future impairment and write-offs of the investment, purchased goodwill, other intangible assets and fixed assets due to unforeseen events and circumstances. The Company wrote off approximately $52 million worth of goodwill, in connection with the OASIS acquisition in fiscal year 2009, and incurred impairment losses of $6.7 million in connection with the Symwave acquisition in fiscal 2011. Although the Company believes it has managed the OASIS and BridgeCo acquisitions well to date, there is no guarantee that the OASIS, BridgeCo or other acquisitions in the future will produce the benefits intended. Future acquisitions also could cause the Company to incur debt or contingent liabilities or cause the Company to issue equity securities that could negatively impact the ownership percentages of existing shareholders.

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

Infringement and Other Claims  — Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights.  In addition to actual competitors, companies known as “patent trolls”, which exist primarily to purchase and enforce intellectual property rights, have become a larger presence in the marketplace. From time to time, the Company has received, and expects to continue to receive notices from competitors and patent trolls claiming that the Company has infringed upon or misused other parties’ proprietary rights, or claims from its customers for indemnification for intellectual property matters. The Company has also in the past received, and may again in the future receive, notices of claims related to business transactions conducted with third parties, including asset sales and other divestitures.

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

Although the Company’s management has concluded that its system of internal controls over financial reporting was effective as of February 29, 2012, there can be no assurance that the Company or its independent registered public accounting firm will not identify a material weakness in the system of internal controls over financial reporting in the future. A material weakness in the Company’s system of internal controls over financial reporting would require management and/or the Company’s independent registered public accounting firm to evaluate the Company’s system of internal controls as ineffective. This in turn could lead to a loss of public confidence, which could adversely affect the Company’s business and the price of its common stock.

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

Environmental, Conflict Mineral and Other Regulation  — Environmental regulations and standards are established worldwide to control discharges, emissions, and solid wastes from manufacturing processes. Within the United States, federal, state and local agencies establish these regulations. Outside of the United States, individual countries and local governments establish their own individual standards. The Company believes that its activities conform to present environmental regulations and historically the effects of this compliance have not had a material effect on the Company’s capital expenditures, operating results, or competitive position. Future environmental compliance requirements, as well as amendments to or the adoption of new environmental regulations or the occurrence of an unforeseen circumstance could subject the Company to fines or require the Company to acquire expensive remediation equipment or to incur other expenses to comply with environmental regulations.

The United States Congress recently passed legislation requiring the disclosure of the provenance of certain minerals, known as "conflict minerals", that are thought to finance armed groups in central Africa. Certain minerals used by the Company, in particular gold, are the subject of this legislation. The implementing regulations for this legislation have not yet been finalized. The Company may face SEC action as well as reputational harm if it fails to comply with the disclosure obligations of this legislation. Compliance with this legislation will result in additional expense related to expanded monitoring of the Company's supply chain and could result in the Company restricting or modifying the sources from which it acquires key minerals needed to manufacture its products, which could adversely affect its revenues and profitability.

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

Item 2. — Properties

SMSC’s headquarters facility is located in Hauppauge, New York, where it conducts research, development, warehousing, shipping, marketing, selling and administrative activities. As of February 29, 2012, the Company owned the 200,000 square foot building at this location in connection with an arrangement with the Suffolk County Industrial Development Agency. Effective March 14, 2012, the Company has assigned its interest in its headquarters facility to Rep 80 Arkay Drive, LLC (“Rep 80”) pursuant to a sale/leaseback transaction. See Part IV Item 15(a)(1) — Financial Statements — Note 19, for additional information.

In addition, the Company maintains material office space in leased facilities as follows:

Location	Activities	Approximate Square Footage	Lease Expiration
Austin, Texas	Engineering, Logistics, Marketing & Sales	63,138	June 30, 2019
Karlsruhe, Germany	Engineering, Logistics, Marketing & Sales	39,826	June 30, 2013
Bangalore, India	Engineering	17,263	October 14, 2015
Phoenix, Arizona	Engineering & Marketing	17,227	March 31, 2013
Tucson, Arizona	Engineering, Marketing	16,000	July 31, 2020
Chennai, India	Engineering	13,913	May 31, 2019
Bangalore, India	Engineering	8,813	December 31, 2012
Taipei, Taiwan	Logistics, Marketing & Sales	7,543	December 30, 2014
Sofia, Bulgaria	Engineering	7,388	March 31, 2015
Hong Kong	Logistics and Sales	6,892	May 31, 2013
Pforzheim, Germany	Engineering	5,651	February 28, 2022
Irvine, California	Engineering & Marketing	5,475	August 31, 2017
Amsterdam, The Netherlands	Engineering	4,230	October 31, 2012

The table above does not include those leased facilities which are below 4,000 square feet and are not strategically significant.

The Company believes that all of its facilities are in good condition, adequate for intended use and sufficient for its immediate needs. The Company currently expects to either renew existing leases or identify suitable alternative leased space for all leases expiring in fiscal 2013. It is not certain whether the Company will negotiate new leases on its other facilities where such leases expire subsequent to fiscal 2013 and beyond. Such determinations will be made as those leases approach expiration and will be based on an assessment of requirements and market conditions at that time. Further, management believes that additional space can be readily obtained, if necessary, based on prior experience and current and expected real estate market conditions.

Item 3. — Legal Proceedings

From time to time as a normal consequence of doing business, various claims and litigation have been asserted or commenced against the Company. In particular, the Company in the ordinary course of business may receive claims that its products infringe the intellectual property of third parties, or that customers have suffered damage as a result of defective products allegedly supplied by the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability for damages and/or invalidate its proprietary rights. Any lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention, and an adverse outcome of any significant matter could have a material adverse effect on the Company’s consolidated results of operations or cash flows in the quarter or annual period in which one or more of these matters are resolved.

Item 4. — Mine Safety Disclosures

Not applicable.

PART II

Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is traded in the over-the-counter market under the NASDAQ symbol SMSC. Trading is reported in the NASDAQ Global Select Market. There were approximately 642 holders of record of the Company’s common stock at February 29, 2012.

The following table sets forth the high and low trading prices, for the periods indicated, for SMSC’s common stock as reported by the NASDAQ Global Select Market:

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter	$27.83	$22.67	$27.85	$19.67
Second Quarter	$27.78	$19.02	$25.55	$17.80
Third Quarter	$25.83	$17.98	$27.39	$18.31
Fourth Quarter	$27.52	$23.15	$30.40	$23.33

Dividend Policy

The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has never paid a cash dividend and does not currently expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the caption “Equity Compensation Plan Information,” appearing in the 2012 Proxy Statement related to the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”), is hereby incorporated by reference. For additional information on the Company’s stock-based compensation plans, refer to Part IV Item 15(a)(1) — Financial Statements — Note 12.

Common Stock Repurchase Program

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. The Board of Directors authorized the repurchase of additional shares in one million share increments in July 2000, July 2002, November 2007 and April 2008, and an additional two million shares in May 2011, bringing the total authorized repurchases to seven million shares as of February 29, 2012. As of February 29, 2012, the Company has repurchased approximately 5.8 million shares of its common stock at a cumulative cost of $131.2 million under this program, including 1,338,349 shares repurchased at a cost of $30.0 million in fiscal 2012. There was no share repurchase activity in fiscal 2010 or 2011.

The Company withheld 4,821 and 38,972 shares at a cost of $0.1 million and $1.0 million in the three and twelve month periods ended February 29, 2012, respectively, as part of an ongoing program to fund employee tax withholdings required on restricted shares vesting each period.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for the five fiscal years ended February 29, 2012. The graph and table assume that $100 was invested on February 28, 2007 (the last day of trading for the fiscal year ended February 28, 2007) in each of our common stock, the NASDAQ Composite Index and the Philadelphia Semiconductor Index, and that all dividends were reinvested.

As of February 28 or 29,	2007	2008	2009	2010	2011	2012

Standard Microsystems Corporation	$100.00	$99.23	$54.50	$68.32	$92.86	$89.57
NASDAQ Composite	$100.00	$91.29	$57.77	$94.42	$118.63	$123.62
PHLX Semiconductor	$100.00	$91.20	$61.63	$94.23	$121.55	$135.12

Item 6. — Selected Financial Data

Standard Microsystems Corporation and Subsidiaries
SELECTED FINANCIAL DATA

As of February 28 or 29, and for the Fiscal Years Then Ended	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Operating Results:
Product sales	$407,029	$407,396	$307,068	$316,383	$365,671
Intellectual property and other revenues	5,075	2,083	710	9,113	12,178
Total sales and revenues	412,104	409,479	307,778	325,496	377,849
Costs of goods sold	196,446	194,585	154,872	163,861	186,024
Gross profit	215,658	214,894	152,906	161,635	191,825
Research and development	100,350	96,370	77,702	74,169	71,660
Selling, general and administrative	86,706	100,661	85,049	88,123	82,517
Acquisition termination fee gain	-	(7,700)	-	-	-
Restructuring charges	1,973	4,703	2,123	5,197	-
Impairment of goodwill	-	-	-	52,300	-
Impairment loss on equity investment (Symwave)	-	3,208	-	-	-
Gain on equity investment (Canesta)	-	(320)	-	-	-
Revaluation of contingent acquisition liabilities	(1,365)	(4,206)	-	-	-
Impairment losses on intangible assets (Symwave)	-	3,531	-	-	-
Settlement charge	-	-	2,019	-	-
Income (loss) from operations	27,994	18,647	(13,987)	(58,154)	37,648
Other income, net	232	258	304	7,556	5,690
Net income (loss)	$10,662	$10,627	$(7,978)	$(49,409)	$32,906
Diluted net income (loss) per share	$0.46	$0.46	$(0.36)	$(2.22)	$1.39
Diluted weighted average common shares outstanding	23,203	23,108	22,133	22,232	23,623
Balance Sheet and Other Data:
Cash, cash equivalents and short-term investments	$147,054	$170,387	$139,641	$97,156	$61,641
Long-term investments	$25,680	$29,490	$42,957	$69,223	$124,469
Working capital	$166,827	$205,739	$171,337	$145,886	$118,849
Total assets	$513,986	$539,092	$479,336	$429,686	$539,476
Long-term obligations	$21,001	$21,869	$22,944	$15,625	$15,992
Shareholders’ equity	$394,367	$396,907	$361,888	$348,808	$436,089
Book value per common share	$17.73	$17.27	$16.16	$15.91	$19.14
Capital expenditures	$11,706	$12,396	$8,616	$17,883	$13,263
Depreciation and amortization	$30,424	$25,518	$25,354	$22,346	$20,370

This selected financial data should be read in conjunction with the financial statements as set forth in Part IV Item 15(a)(1) — Financial Statements and Part II. Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The operating results presented above reflect:

•	Restructuring charges of $2.0, $4.7, $2.1 and $5.2 million in fiscal 2012, 2011, 2010 and 2009, respectively, as more fully described in Part IV Item 15(a)(1) — Financial Statements — Note 11.

•	An acquisition termination fee gain of $7.7 million in fiscal 2011 related to the termination of the Conexant Master Purchase Agreement.

•	A gain on revaluation of contingent acquisition liabilities of $1.4 million and $4.2 million in fiscal 2012 and fiscal 2011, respectively, based upon the likelihood of not achieving goals.

•	Charges of $6.7 million in fiscal 2011 for the impairment losses related to the Symwave acquisition, as more fully described in Part IV Item 15(a)(1) — Financial Statements — Notes 2 and 4.

•
A credit to costs of goods sold of approximately $1.0 million recorded in the fourth quarter of fiscal 2010 for the reduction of accounts payable related to inventory received not invoiced to correct an error from prior periods, as more fully described in Part IV Item 15 (a)(1) — Financial Statements — Note 2.

•	A charge of $2.0 million in settlement of the OPTi, Inc. patent infringement lawsuit against the Company recognized in fiscal 2010.

•	A charge of $52.3 million in fiscal 2009 for the impairment of goodwill related to the OASIS acquisition.

•	The receipts of $9.0 million and $12.0 million of certain intellectual property payments from Intel Corporation in fiscal 2009 and 2008, respectively.

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

Item 7. — Management’s Discussion and Analysis of Financial Conditions and Results of Operations

GENERAL

The following discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes, included in Part IV Item 15(a)(1) — Financial Statements , of this Annual Report on Form 10-K for the fiscal year ended February 29, 2012 (the “Report” or “10-K”).

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

Fair Value Measurements

The Company’s financial instruments are measured and recorded at fair value based on inputs and assumptions that market participants would use in pricing an asset or a liability. These assumptions consist of (1) observable inputs—market data obtained from independent sources, or (2) unobservable inputs—market data determined using the Company’s own assumptions about valuation. The Company utilized a three tier hierarchy to prioritize the inputs to valuation techniques, with the highest priority being given to Level 1 inputs and the lowest priority to Level 3 inputs, as described below:

Level 1 — Quoted prices for identical instruments in active markets;

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets; and

Level 3 — Unobservable inputs.

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

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting and allocates total purchase price for acquired businesses to the tangible and identified intangible assets acquired and liabilities assumed, based on estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair values assigned to tangible and identified intangible assets acquired and liabilities assumed are based on management estimates and assumptions that utilize established valuation techniques appropriate for the semiconductor industry and each acquired business consistent with market participant assumptions. A liability for contingent consideration, if applicable, is recorded at fair value as of the acquisition date. In determining the fair value of such contingent consideration, management estimates the amount to be paid based on probable outcomes and expectations of financial performance of the related acquired business. The fair value of contingent consideration is reassessed quarterly, with any change in expected value charged to results of operations.

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

Valuation of Long-Lived Assets

Long-lived Assets

Long-lived assets, including definite-lived intangible assets and property, plant and equipment are monitored and reviewed for impairment in value whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of the related asset and its eventual disposition. The estimated cash flows are based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to factors such as technological changes, economic conditions, and changes in the Company’s business model or operating performance. If at the time of such evaluation the sum of expected undiscounted cash flows (excluding interest) is below the carrying value, an impairment loss is recognized, which is measured as the amount by which the carrying value exceeds the fair value of the asset as determined by market participant assumptions. Indefinite-lived intangible assets are also reviewed annually for potential impairment.

Goodwill and Indefinite-lived Trade Names

Goodwill is tested for impairment in value annually, as well as when events or circumstances indicate possible impairment in value. The Company performs an annual goodwill impairment test for each of its three reporting units (automotive, wireless audio, and analog/mixed signal) during the fourth quarter of each fiscal year. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting units is less than its carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value of its reporting units is less than its carrying value, a two-step goodwill impairment test is performed.

If the two-step goodwill impairment test is considered necessary, the Company considers both the market and income approaches in determining the estimated fair value of the reporting units, specifically the market multiple methodology and discounted cash flow methodology. The market multiple methodology involves the utilization of various revenue and cash flow measures at appropriate risk-adjusted multiples. Multiples are determined through an analysis of certain publicly traded companies that are selected on the basis of operational and economic similarity with the business operations. Provided these companies meet these criteria, they will be considered comparable from an investment standpoint even if the exact business operations and/or characteristics of the entities are not the same. Revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples are calculated for the comparable companies based on market data and published financial reports. A comparative analysis between the Company and the public companies deemed to be comparable form the basis for the selection of appropriate risk-adjusted multiples for the Company. The comparative analysis incorporates both quantitative and qualitative risk factors which relate to, among other things, the nature of the industry in which the Company and other comparable companies are engaged. In the discounted cash flow methodology, long-term projections prepared by the Company are utilized. The cash flows projected are analyzed on a “debt-free” basis (before cash payments to equity and interest bearing debt investors) in order to develop an enterprise value. A provision, based on these projections, for the value of the Company at the end of the forecast period, or terminal value are also made. The present value of the cash flows and the terminal value are determined using a risk-adjusted rate of return, or “discount rate.”

As of February 29, 2012, the Company had $5.7 million of indefinite-lived trademarks associated with its automotive reporting unit and $0.7 million of indefinite-lived trade names associated with its wireless audio reporting unit which were evaluated as part of the assessment of related goodwill.

The Company completed its most recent annual goodwill impairment test, which included the indefinite-lived trademarks and tradenames noted above, as of the last day of the Company’s fiscal year for each of its three reporting units. Upon completion of the fiscal 2012 assessment, it was determined that no impairment in value was identified.

During the fourth quarter of fiscal 2011 the Company lost its primary customer in its storage solutions business. As a result, the Company initiated a plan to reduce costs and investments in this business. In connection with this action, the Company incurred an impairment loss of $3.5 million, primarily for certain indefinite-lived purchased technologies acquired as part of this business.

Income Taxes

The Company accounts for income taxes under the asset and liability method which includes the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements. Under this approach, deferred taxes are recorded for the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial statement and tax bases of our assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. The effects of future changes in income tax laws or rates are not anticipated.

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. The calculation of our tax provision involves the application of complex tax laws and requires significant judgment and estimates. We evaluate the realizability of our deferred tax assets for each jurisdiction in which we operate at each reporting date, and we establish a valuation allowance when it is more likely than not that all or a portion of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the same character and in the same jurisdiction. We consider all available positive and negative evidence in making this assessment, including, but not limited to, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. In circumstances where there is sufficient negative evidence indicating that our deferred tax assets are not more likely than not realizable, we establish a valuation allowance.

The Company applies ASC 740, “Income Taxes” (“ASC 740”) in the accounting for uncertainty in income taxes recognized in its financial statements. ASC 740 requires that all tax positions be evaluated using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both.  The Company believes that its accruals for uncertain tax positions are adequate for all open audit years based on its assessment of many factors including past experience and interpretation of tax law.  To the extent that new information becomes available which causes the Company to change its judgment about the adequacy of its accruals for uncertain tax positions, such changes will impact income tax expense in the period such determination is made.  Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

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

Recent Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011 - 08, “Testing Goodwill for Impairment” (“ASU 2011 - 08”), which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.  The updated guidance is effective for annual impairment tests performed for SMSC beginning in Fiscal 2013 with early adoption permitted.  The Company has elected to early adopt ASU 2011 - 08 in connection with its fiscal 2012 impairment analysis. The adoption of this guidance had no impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011 - 05, “Presentation of Comprehensive Income” (“ASU 2011 - 05”), which provides guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-12, “ Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which defers requirements regarding reclassifications of items out of comprehensive income on the face of the income statement while retaining other requirements of ASU 2011-05. The updated guidance in ASU 2011 – 05 and ASU 2011 – 12 is effective for SMSC beginning in the first quarter of fiscal year 2013.  Management believes that the adoption of this guidance will not have a material impact on our consolidated financial statements.

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

RESULTS OF OPERATIONS

Business Outlook

Our future results of operations and other matters comprising the subject of forward-looking statements contained in this Form 10-K, included within this MD&A, involve a number of risks and uncertainties — in particular, current economic uncertainty, as well as future economic conditions; our goals and strategies; new product introductions; plans to cultivate new businesses; divestitures, acquisitions or investments; revenue; pricing; gross margin and costs; capital spending; depreciation; R&D expense levels; selling, general and administrative expense levels; potential impairment of investments; our effective tax rate; pending legal proceedings; and other operating parameters. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ materially from our expectations. See the risks described in Part I — Item 1.A. — Risk Factors.

The Company achieved record revenue levels in fiscal 2012 of $412.1 million and saw strength in the automotive and consumer electronics end markets. For fiscal 2013, we expect that the PC and industrial market will improve modestly, with stronger growth in the automotive and consumer electronics end markets. Design win activity remains healthy.

Fiscal Year Ended February 29, 2012 Compared to Fiscal Year Ended February 28, 2011

Overview

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

	Fiscal	Fiscal
	2012	2011
Costs of goods sold	$662	$2,710
Research and development	2,487	6,919
Selling, general and administrative	5,055	14,574
Stock-based compensation before income tax benefit	$8,204	$24,203

The decrease in stock-based compensation is mainly driven by the Company’s SARs due to the fluctuations in the Company’s common stock market price during the fiscal 2012 as compared to fiscal 2011. SARs expense decreased $18.6 million in fiscal 2012, as compared to fiscal 2011. The amounts above exclude $1.8 million and $2.0 million of expense related to the 401K match issued in stock in fiscal 2012 and 2011, respectively.

Sales and revenues, gross profit on sales and revenue, operating income, and net income for fiscal 2012 and 2011 were as follows (in thousands):

	2012	2011	Inc./Dec. $	Inc./Dec. %
Sales and revenues	$412,104	$409,479	$2,625	0.6%
Gross profit	$215,658	$214,894	$764	0.4%
Gross profit as percentage of sales and revenues	52.3%	52.5%
Operating income	$27,994	$18,647	$9,347	50.1%
Operating income as percentage of sales and revenues	6.8%	4.6%
Net income	$10,662	$10,627	$35	0.3%

The Company achieved record sales and revenue levels in fiscal 2012.  Sales and revenues increased primarily due to incremental sales and revenues from the wireless audio (including revenues associated with BridgeCo) and automotive products, partially offset by lower revenue from PC and industrial products.

Gross profit increased slightly mainly due to increased sales and revenues and lower stock-based compensation expense partially offset by increased amortization expense from acquired intangibles. Operating income mainly benefited from reduced stock-based compensation expense partially offset by increased R&D compensation costs related to the BridgeCo acquisition. Fiscal 2012 operating income includes charges related to a fourth quarter restructuring action partially offset by income related to the revaluation of contingent consideration. Fiscal 2011 operating income includes an acquisition termination fee gain, income related to the revaluation of contingent consideration of certain acquisitions mainly offset by impairments related to Symwave and other restructuring charges.

Net income remained relatively consistent as compared to the prior fiscal year period. The increase in operating income noted above was partially offset by an increase in the effective income tax rate.

Sales and Revenues

Sales and revenues by end market for fiscal 2012 and 2011 were as follows (in thousands):

	2012	2011	Inc./Dec. $	Inc./Dec. %
PCs	$131,132	$151,595	$(20,463)	-13.5%
Consumer Electronics	129,451	110,265	19,186	17.4%
Automotive	84,597	74,803	9,794	13.1%
Industrial	66,924	72,816	(5,892)	-8.1%
Total	$412,104	$409,479	$2,625	0.6%

Sales and revenues by reporting unit for fiscal 2012 and 2011 were as follows (in thousands):

	2012	2011	Inc./Dec. $	Inc./Dec. %
Analog / Mixed Signal	$286,934	$326,428	$(39,494)	-12.1%
Automotive	83,376	73,164	10,212	14.0%
Wireless Audio	41,794	9,887	31,907	322.7%
Total	$412,104	$409,479	$2,625	0.6%

The PCs and industrial end markets continue to be impacted by negative global macroeconomic conditions resulting in reduced sales in the Analog/Mixed Signal reporting unit. Consumer Electronics benefitted from the acquisition of BridgeCo which contributed $28.1 million to the year over year improvement in Wireless Audio.  Automotive sales and revenues increased due to continued strong demand from automotive based customers.

Gross Profit, Operating Expenses, and Income from Operations

Gross profit, operating expenses and income from operations were as follows (in thousands):

For the Fiscal Years Ended February 29 and 28,	2012	2011	Inc./Dec. $	Inc./Dec. %
Gross profit on sales and revenues	$215,658	$214,894	$764	0.4%
Gross profit as percentage of sales and revenues	52.3%	52.5%
Operating expenses:
Research and development	$100,350	$96,370	$3,980	4.1%
Selling, general and administrative	86,706	100,661	(13,955)	-13.9%
Acquisition termination fee gain	-	(7,700)	7,700	N/M *
Restructuring charges	1,973	4,703	(2,730)	-58.0%
Impairment loss on equity investment (Symwave)	-	3,208	(3,208)	N/M *
Gain on equity investment (Canesta)	-	(320)	320	N/M *
Revaluation of contingent acquistion liabilities	(1,365)	(4,206)	2,841	-67.5%
Impairment loss on Symwave intangible assets (Symwave)	-	3,531	(3,531)	N/M *

Income from operations	$27,994	$18,647	$9,347	50.1%
*N/M – Not meaningful

Gross Profit

Gross profit and gross profit as a percentage of sales and revenues was relatively consistent as compared to the prior fiscal year period. Lower stock-based compensation costs of $2.0 million, was partially offset by higher intangible amortization related to acquisitions of $1.6 million.

Research and Development

The increase in R&D costs was primarily due to increased system design tool depreciation of $3.2 million, compensation costs of $2.9 million related to the BridgeCo acquisition and consulting expenses of $1.7 million. These increases were partially offset by reduced stock-based compensation charges of $4.4 million.

Selling, General and Administrative (“SG&A”)

SG&A expenses decreased mainly due to reduced stock-based compensation expense of $9.5 million and declines in accounting and legal fees of $3.1 million. In fiscal 2011, the Company incurred increased accounting and legal fees of as part of the effort to acquire Conexant Systems, Inc. (“Conexant”).

Acquisition Termination Fee Gain

On January 9, 2011, the Company and Conexant entered into an Agreement and Plan of Merger (“Merger Agreement”). The agreement was terminated by Conexant pursuant to the terms and conditions specified in the Merger Agreement on February 23, 2011.  As a result, Conexant paid SMSC a termination fee of $7.7 million in fiscal 2011.

Restructuring Charges

Restructuring charges for fiscal 2012 and 2011 were as follows (in thousands):

For the fiscal year ended February 29 and 28,	2012	2011

Employee Severance and Benefits Charges	$1,900	$3,659
Asset Impairment Charges	73	1,044
	$1,973	$4,703

During the fourth quarter of fiscal 2012 the Company initiated a plan to reduce certain operating expenses. As a result approximately 60 positions worldwide were eliminated as part of the plan to reduce operating expenses by approximately $6 to $7 million on an annual basis. Costs incurred as result of this action resulted in charges for employee severance and benefits of $1.5 million. The Company expects these cost reduction activities and cash payments to be completed during the first quarter of fiscal 2013.

During the second quarter of fiscal 2012 the Company reorganized certain engineering groups resulting in severance charges of $0.4 million. The Company expects the remaining cash payments on these obligations to be completed during the first quarter of fiscal 2013.

During the fourth quarter of fiscal 2011 the Company initiated a plan to reduce costs and investments in certain businesses.  As a result, approximately 80 positions worldwide, including approximately 50 positions at its subsidiary in Shenzhen China, were eliminated as part of the plan to substantially reduce investment in storage solutions acquired as part of the Symwave acquisition.  The remaining positions eliminated consisted of certain positions in its subsidiary in Canada as part of its plan to converge the wireless audio products roadmap from the Kleer and STS acquisitions and to rationalize worldwide resources working on wireless audio products, and certain engineering and administrative positions. A charge for employee severance and benefits of $3.5 million was incurred in fiscal 2011.

In the second quarter of fiscal 2011, the Company initiated a restructuring plan for 9 employees. A charge of $0.3 million was incurred in fiscal 2011 for severance and termination benefits relating to this restructuring plan.

During fiscal 2010, the Company initiated restructuring plans to reduce its workforce by 64 employees in connection with the relocation of certain of its test floor activities from Hauppauge, New York to third party offshore facilities (Sigurd Microelectronics Corporation) in Taiwan and another 5 employees in the fourth quarter. A charge of $0.8 million was incurred in fiscal 2011 for severance and termination relating to this restructuring plan.

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

Gain on Equity Investment in Canesta

During fiscal 2010, SMSC invested $2.0 million in Canesta. Canesta entered into an Asset Purchase Agreement with Microsoft, pursuant to which Microsoft acquired substantially all of the assets of Canesta. On November 30, 2010, SMSC received $2.2 million in cash from Canesta and another $0.1 million on January 27, 2011 pursuant to its Asset Purchase Agreement with Microsoft (approximately $0.7 million in additional distributions will be held in escrow for 12 months or until all of the obligations of Canesta have been satisfied). As a result, the Company recorded a gain of $0.3 million.

Revaluation of Contingent Acquisition Liabilities

The Company recorded liabilities for contingent consideration as part of the purchase price for the acquisitions of BridgeCo, Symwave, STS, Kleer and K2L. The payment of contingent consideration is based upon the achievement of certain financial results over specified time periods post-acquisition. The Company performs a quarterly revaluation of contingent consideration and records any changes in estimated payments and accretion expense as a component of operating income. A $1.5 million net gain was recorded in fiscal 2012 due to reduced forecasted financial results related to BridgeCo.

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

Interest and Other Income (Expense)

Interest and other income (expense) for fiscal 2012 and 2011 were as follows (in thousands):

For the Fiscal Years Ended February 29 and 28,	2012	2011	Inc./Dec. $	Inc./Dec. %
Interest income	$301	$659	$(358)	-54.3%
Interest expense	(155)	(153)	(2)	1.3%
Other income (expense), net	86	(248)	334	-134.7%
	$232	$258	$(26)	-10.1%

The decrease in interest income is primarily the result of a decrease in the Company’s overall investment in auction rate securities, as the Company continues to liquidate its positions as opportunities arise in response to market conditions and an overall reduction in interest rates. The Company is currently investing in money market funds, and certain high quality fixed income securities with an AA rating or better and ample market liquidity.

Other income (expense), net primarily consists of unrealized foreign exchange gains and losses on U.S. dollar denominated assets and liabilities held by the Company’s foreign subsidiaries.

Provision for Income Taxes

The following table sets forth our income tax provision and net income for fiscal years 2012 and 2011 (in thousands):

For the Fiscal Years Ended February 29 and 28,	2012	2011	Inc./Dec. $	Inc./Dec. %

Income before income taxes	$28,226	$18,905	$9,321	49.3%

Provision for income taxes	$17,564	$8,278	$9,286	112.2%
Provision for income taxes as percentage of income before income taxes	62.2%	43.8%	18.4%	42.0%
Net income	$10,662	$10,627	$35	0.3%

For fiscal 2012 and fiscal 2011, our overall effective tax rate was higher than the U.S. federal statutory rate of 35% primarily due to the mix of income and losses by jurisdiction.  In addition, the Company maintains valuation allowances and did not record significant income tax benefit for losses incurred by certain foreign subsidiaries, however it recorded a significant income tax expense for income earned in the United States and an increase in the liability for unrecognized tax benefits for fiscal 2012.  For fiscal 2012 and fiscal 2011, the impact of higher rates are partially offset primarily by credits generated for research and experimentation activities, while a tax benefit for a change in state tax rates was recorded for fiscal 2012.

Fiscal Year Ended February 28, 2011 Compared to Fiscal Year Ended February 28, 2010

Overview

The Company’s stock-based compensation expense is sensitive to changes in the common stock market price.  While all of the Company’s stock-based compensation instruments are affected by market price changes, the Company’s SARs have the most significant impact on the results of operations because as liability-based awards they are marked to market each reporting period with the resulting change in value charged to operating income.

The following table summarizes the stock-based compensation expense for stock options, restricted stock awards, restricted stock units, employee stock purchase plan shares and stock appreciation rights included in results of operations (in thousands):

	Fiscal	Fiscal
	2011	2010
Costs of goods sold	$2,710	$1,629
Research and development	6,919	4,571
Selling, general and administrative	14,574	9,770
Stock-based compensation before income tax benefit	$24,203	$15,970

The amounts above exclude $2.0 million and $1.9 million of expense related to the 401K match issued in stock in fiscal 2011 and 2010, respectively.

Sales and revenues, gross profit on sales and revenue, income (loss) from operations, and net income (loss) for fiscal 2011 and 2010 were as follows (in thousands):

	2011	2010	Inc./Dec. $	Inc./Dec. %
Sales and revenues	$409,479	$307,778	$101,701	33.0%
Gross profit	$214,894	$152,906	$61,988	40.5%
Gross profit as percentage of sales and revenues	52.5%	49.7%
Operating income (loss)	$18,647	$(13,987)	$32,634	N/M	*
Operating income (loss) as percentage of sales and revenues	4.6%	-4.5%
Net income (loss)	$10,627	$(7,978)	$18,605	N/M	*
*N/M – Not meaningful

The increase in sales and revenues was primarily a result of overall improvements in global demand for goods that incorporate the Company’s products resulted in gains across all end markets. The Company acquired Symwave and STS in fiscal 2011 contributing to the sales and revenue improvement.  Symwave is a fabless supplier of high-performance analog/mixed-signal connectivity solutions. STS is a fabless designer of plug-and-play wireless solutions for consumer audio streaming applications providing a robust, low latency low power digital audio baseband processor and integrated module solutions which are highly complementary to SMSC's Kleer wireless audio products.

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

Net income increased primarily due to the rise in operating income as referred to previously.

Sales and Revenues

Sales and revenues by end market for fiscal 2011 and 2010 were as follows (in thousands):

	2011	2010	Inc./Dec. $	Inc./Dec. %
PCs	$151,595	$124,971	$26,624	21.3%
Consumer Electronics	110,265	80,767	29,498	36.5%
Industrial	72,816	51,749	21,067	40.7%
Automotive	74,803	50,291	24,512	48.7%
Total	$409,479	$307,778	$101,701	33.0%

Sales and revenues by reporting unit for fiscal 2011 and 2010 were as follows (in thousands):

	2011	2010	Inc./Dec. $	Inc./Dec. %
Analog / Mixed Signal	$326,428	$257,820	$68,608	26.6%
Automotive	73,164	49,886	23,278	46.7%
Wireless Audio	9,887	72	9,815	N/M *
Total	$409,479	$307,778	$101,701	33.0%
* N/M - Not meaningful

Sales and revenues increased primarily due to improvements in global demand for goods that incorporate the Company’s products, in each of our end markets (PC, Automotive, Consumer and Industrial). In addition, PC, Industrial and Wireless Audio product sales increased due to the acquisitions of Kleer and STS. The acquisition of Symwave on November 12, 2010 contributed $7.4 million to the year over year improvement in Consumer Electronics and Analog / Mixed Signal.

Gross Profit, Operating Expenses and Income (loss) from Operations

Gross profit, operating expenses and income (loss) from operations for fiscal 2011 and 2010 were as follows (in thousands) :

For the Fiscal Years Ended February 28,	2011	2010	Inc./Dec. $	Inc./Dec. %
Gross profit on sales and revenues	$214,894	$152,906	$61,988	40.5%
Gross profit as percentage of sales and revenues	52.5%	49.7%
Operating expenses:
Research and development	$96,370	$77,702	$18,668	24.0%
Selling, general and administrative	100,661	85,049	15,612	18.4%
Acquisition termination fee gain	(7,700)	-	(7,700)	N/M	*
Restructuring charges	4,703	2,123	2,580	N/M	*
Impairment loss on equity investment (Symwave)	3,208	-	3,208	N/M	*
Gain on equity investment (Canesta)	(320)	-	(320)	N/M	*
Revaluation of contingent acquistion liabilities	(4,206)	-	(4,206)	N/M	*
Impairment loss on Symwave intangible assets (Symwave)	3,531	-	3,531	N/M	*
Settlement charge	-	2,019	(2,019)	N/M	*

Income (loss) from operations	$18,647	$(13,987)	$32,634	N/M	*
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

Selling, General and Administrative Expenses

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

Restructuring Charges

Restructuring charges for fiscal 2011 and 2010 were as follows (in thousands):

For the fiscal year ended February 29 and 28,	2011	2010

Employee Severance and Benefits Charges	$3,659	$1,715
Asset Impairment Charges	1,044	408
	$4,703	$2,123

During the fourth quarter of fiscal 2011 the Company initiated a plan to reduce costs and investments in certain businesses.  As a result, approximately 80 positions worldwide, including approximately 50 positions at its subsidiary in Shenzhen China, were eliminated as part of the plan to substantially reduce investment in storage solutions acquired as part of the Symwave acquisition.  The remaining positions eliminated consisted of certain positions in its subsidiary in Canada as part of its plan to converge the wireless audio products roadmap from the Kleer and STS acquisitions and to rationalize worldwide resources working on wireless audio products, and certain engineering and administrative positions. A charge for employee severance and benefits of $3.5 million was incurred in fiscal 2011.

In the second quarter of fiscal 2011, the Company initiated a restructuring plan for 9 employees. A charge of $0.3 million was incurred in fiscal 2011 for severance and termination benefits relating to this restructuring plan.

During fiscal 2010, the Company initiated restructuring plans to reduce its workforce by 64 employees in connection with the relocation of certain of its test floor activities from Hauppauge, New York to third party offshore facilities (Sigurd Microelectronics Corporation) in Taiwan and another 5 employees in the fourth quarter. A charge of $0.8 million was incurred in fiscal 2011 for severance and termination relating to this restructuring plan.

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

Gain on Equity Investment in Canesta

During fiscal 2010, SMSC invested $2.0 in Canesta. Canesta entered into an Asset Purchase Agreement with Microsoft, pursuant to which Microsoft acquired substantially all of the assets of Canesta. On November 30, 2010, SMSC received $2.2 million in cash from Canesta and another $0.1 million on January 27, 2011 pursuant to its Asset Purchase Agreement with Microsoft (approximately $0.7 million in additional distributions will be held in escrow for 12 months or until all of the obligations of Canesta have been satisfied). As a result, the Company recorded a gain of $0.3 million.

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

Settlement Charge

A charge of $2.0 million in settlement of the OPTi, Inc. patent infringement lawsuit against the Company was recognized in fiscal 2010.

Interest and Other (Expense) Income

Interest and other income (expense) for fiscal 2011 and 2010 were as follows (in thousands):

For the Fiscal Years Ended February 28,	2011	2010	Inc./Dec. $	Inc./Dec. %
Interest income	$659	$981	$(322)	-32.8%
Interest expense	(153)	(163)	10	-6.1%
Other expense, net	(248)	(514)	266	-51.8%
	$258	$304	$(46)	-15.1%

The decrease in interest income is primarily the result of a decrease in the Company’s overall investment in auction rate securities, as the Company continues to liquidate its positions as opportunities arise in response to market conditions and an overall reduction in interest rates. The Company is currently investing in money market funds, and certain high quality fixed income securities with an AA rating or better and ample market liquidity.

Other expenses, net primarily consist of unrealized foreign exchange gains and losses on U.S. dollar denominated assets and liabilities held by the Company’s foreign subsidiaries.

Provision for Income Taxes

Provision for (benefit from) income taxes and net income (loss) for fiscal 2011 and 2010 were as follows (in thousands):

For the Fiscal Years Ended February 28,	2011	2010	Inc./Dec. $

Income (loss) before income taxes	$18,905	$(13,683)	$32,588

Provision for (benefit from) income taxes	$8,278	$(5,705)	$13,983
Provision for (benefit from) income taxes as percentage of income (loss) before income taxes	43.8%	41.7%	2.1%
Net income (loss)	$10,627	$(7,978)	$18,605

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

LIQUIDITY & CAPITAL RESOURCES

The Company currently finances its operations through a combination of existing working capital resources and cash generated by operations. The Company had no bank debt during fiscal 2012, 2011 or 2010. The Company may consider utilizing cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

The Company expects that its cash, cash equivalents and cash flows from operations will be sufficient to finance the Company’s operating and capital requirements through the end of fiscal 2013 and for the foreseeable future.

Cash Flow

For the Fiscal Years Ended February 29 and 28,	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$10,662	$10,627	$(7,978)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:	50,525	54,700	37,460
Changes in operating assets and liabilities, net of effects of business acquisitions:	(135)	(20,352)	10,471

Net cash provided by operating activities	61,052	44,975	39,953
Cash flows from investing activities:
Net cash (used for) provided by investing activities	(49,046)	10,100	(30,082)
Cash flows from financing activities:
Net cash (used for) provided by financing activities	(36,049)	5,496	388
Effect of foreign exchange rate changes on cash and cash equivalents	710	675	1,726
Net (decrease) increase in cash and cash equivalents	$(23,333)	$61,246	$11,985

The increase in fiscal 2012 operating cash flows compared to the prior year period is mainly due to less cash used for operating assets and liabilities, net of effects of business acquisitions. Accounts receivable and inventory generated cash of $26.5 million in fiscal 2012 compared to an $11.8 million use of cash in fiscal 2011. Focused efforts to collect outstanding receivables and reduce inventory levels resulted in lower balances at the end of fiscal 2012 compared to fiscal 2011. The year over year accounts receivable and inventory cash improvement was partially offset by a $8.2 million accounts payable use of cash and other uses of cash including payments for income taxes and restructuring charges. The increase in operating cash flows in fiscal 2011 compared to fiscal 2010 reflects the impact of a significant increase in operating income. The change in operating assets and liabilities, net of effects of business acquisitions, is mainly due to increases in accounts receivable, commensurate with the increase in sales and revenues. Operating cash flows in fiscal 2010 reflect the impact of a significant decrease in revenues and operating profits beginning in the second half of fiscal 2009. In addition, the Company paid (net of refunds) $6.7 million and $14.2 million in federal, state and foreign taxes in fiscal 2012 and 2011, respectively, and received federal, state and foreign tax refunds (net of payments) of $2.0 million in fiscal 2010.

Cash used in investing activities in fiscal 2012 consisted primarily of $41.0 million used for the acquisition of BridgeCo (net of cash acquired), as well as $11.7 million used for capital expenditures, mainly for design tools, partially offset by the redemption of $3.6 million of auction rate securities. Cash provided by investing activities in the same prior year period included $15.1 million in auction rate security redemptions, $30.5 million in the sale of short-term investments and $2.3 million from the sale of Canesta, partially offset by investments in strategic acquisitions $25.5 million and $12.4 million in capital expenditures. Cash used in investing activities during fiscal 2010 primarily consisted of $19.5 million in strategic business and equity investments and $8.6 million in capital expenditures. In addition, during fiscal 2010 the Company redeemed $29.8 million in auction rate securities, offset by $30.5 million in purchases of new, investment grade commercial paper.

Net cash used in financing activities during fiscal 2012 consisted primarily of $31.0 million used for treasury share repurchases ($30.0 million of which was purchased pursuant to a Board of Directors approved common stock repurchase program), $7.3 million used to repay notes payables in connection with the acquisition of supplier financed design tools, and $5.8 million use of cash for payments made for contingent consideration, partially offset by $7.7 million of proceeds from the exercise of stock options. Net cash generated by financing activities during fiscal 2011 consisted primarily of $9.8 million of proceeds from exercises of stock options, partially offset by $4.4 million of payments under supplier financing arrangements. Financing activities during fiscal 2010 included $4.2 million of proceeds from exercises of stock options, partially offset by $4.0 million of payments under supplier financing arrangements. Increases in proceeds from issuance of common stock were mainly due to stock option exercises, which increased as the market price of the Company’s stock increased in fiscal 2011.

In addition, the Company made non-cash capital investments of $5.9 million, $5.8 million and $12.7 million in fiscal 2012, 2011 and 2010, respectively, for advanced design tools and intellectual property licenses acquired under long-term supplier financing arrangements (typically 3 years). Payments under these agreements are reported within cash flows from financing activities on the consolidated cash flow statements.

Working Capital

The Company’s current assets, liabilities and net working capital for fiscal 2012 and 2011 were as follows (in thousands):

As of February 29 and 28,	2012	2011	Inc./Dec. $	Inc./Dec. %

Current assets:
Cash and cash equivalents	$147,054	$170,387	$(23,333)	-13.7%
Accounts receivable	50,986	64,714	(13,728)	-21.2%
Inventories	36,622	47,232	(10,610)	-22.5%
Deferred income taxes, net	15,773	31,156	(15,383)	-49.4%
Other current assets	15,010	8,047	6,963	86.5%
Total current assets	$265,445	$321,536	$(56,091)	-17.4%

Current liabilities:
Accounts payable	$18,677	$27,171	$(8,494)	-31.3%
Deferred income from distribution	18,449	16,167	2,282	14.1%
Accrued expenses, income taxes and other liabilities	61,492	72,459	(10,967)	-15.1%
Total current liabilities	$98,618	$115,797	$(17,179)	-14.8%
	$166,827	$205,739	$(38,912)	-18.9%

The Company’s total cash and cash equivalents decreased primarily due to $41.0 million (net of cash acquired) paid for the acquisition of BridgeCo, $31.0 million used for share repurchases and $11.7 million used for capital expenditures, partially offset by $61.1 million in cash generated from operations. Accounts receivable declined due to improved collection efforts resulting in lower days sales outstanding. Deferred income taxes, net decreased due to reduced U.S. temporary differences associated with deferred income from distribution. Other current assets increased mainly due to overpayments of estimated tax liabilities resulting in a receivable of $3.8 million at the end of fiscal 2012 representing an increase of $3.7 million. Accounts payable decreased mainly due to the reduction in inventory. Accrued expenses, income taxes and other liabilities decreased due to decreases in incentive compensation accruals and the SARs liability.  The SARs liability decreased as a result of the decrease in the Company’s common stock market price during fiscal year 2012.

Auction Rate Securities

As of February 29, 2012, the Company held approximately $44.2 million in financial instruments measured at fair value, including auction rate securities, money market funds and cash surrender value of life insurance policies. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of February 29, 2012, 100% of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies, mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1.

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

As a result, as of February 29, 2012, the Company recorded an estimated cumulative unrealized loss of $2.0 million (net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuer. Further, the auction rate securities held by the Company are AAA rated. The Company continues to liquidate investments in auction rate securities as opportunities arise. In fiscal year 2012, $3.6 million in auction rate securities were liquidated at par in connection with issuer calls.

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

CONTRACTUAL OBLIGATIONS

 The Company’s contractual obligations and purchase commitments as of February 29, 2012 were as follows (in thousands) :

	Payment Obligations by Period
	Total	Within 1 Year	Between 1 and 3 Years	Between 3 and 5 Years	Therafter
Operating leases	$19,962	$4,569	$5,885	$4,252	$5,257
Other obligations	20,789	8,681	6,312	1,352	4,444
Inventory and other purchase commitments	14,152	14,152	-	-	-
Contingent consideration on acquisitions	4,251	4,251	-	-	-
Total	$59,154	$31,653	$12,197	$5,604	$9,701

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

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisitions of BridgeCo and K2L. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income. Due to reductions in estimated future operating results of Symwave and STS, the Company will not make contingent consideration payments related to these acquisitions. The remaining liability for contingent consideration is for BridgeCo and K2L in the amounts of $2.8 million and 1.05 Euro, respectively. The BridgeCo contingent consideration arrangement provides for potential earnout payments of up to $5.0 million in 2012 and up to $22.5 million in 2013 to the former BridgeCo shareholders, depending on BridgeCo achievement of certain revenue goals in calendar years 2011 and 2012. The earnout payment for calendar year 2011 has been achieved at 100% and has been paid in the fourth quarter of fiscal 2012. The K2L contingent consideration arrangement provides for a maximum amount of contingent consideration of 2.1 million Euros. Fifty percent of the contingent consideration was earned in calendar year 2010 and fifty percent was earned in calendar year 2011 based on the level of achievement of revenue as set forth in the purchase agreement. On March 31, 2011 and March 31, 2012, 1.05 million Euros in stock and cash was paid to the former owners of K2L for calendar year 2010 and 2011 performance targets, respectively. There are no further contingent consideration amounts due with respect to K2L.

As of February 29, 2012, the Company had $8.8 million of unrecognized tax benefits (including interest and penalties), which is not included in the table above. These tax benefits are associated with various tax positions taken on tax returns that have not been recognized in our financial statements due to the uncertainty regarding their resolution. For additional information regarding income taxes, refer to Part IV Item 15(a)(i) — Financial Statements — Note 10.

OFF-BALANCE SHEET ARRANGEMENTS

As of February 29, 2012, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of February 29, 2012, the Company’s $25.7 million of long-term investments consisted primarily of investments in U.S. government agency backed AAA rated auction rate securities. From time to time, the Company has also held investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that until recently had been reset every 90 days or less at auction, at which time the securities could also typically be repurchased or sold.

In February 2008, the Company began to experience failed auctions on some of its auction rate securities. Based on the failure rate of these auctions, the frequency and extent of the failures, and due to the lack of liquidity in the current market for the auction rate securities, the Company determined that the estimated fair value of the auction rate securities no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of these investments as of February 29, 2012, and recorded an unrealized loss of $2.0 million, (net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income within shareholders’ equity on the consolidated balance sheet.

Assuming all other assumptions disclosed in Part IV — Item 15(a)(1) — Financial Statements — Note 2 of this Report, being equal, an increase or decrease in the liquidity risk premium (i.e. the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the auction rate securities by approximately $0.3 million. In addition, an increase or decrease in interest rates of 100 basis points would decrease interest income of $0.3 million to a negligible amount or increase interest income by $1.7 million.

Equity Price Risk — The Company is not exposed to any significant equity price risks at February 29, 2012.

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

SMSC Japan and SMSC Europe, purchase certain products for resale in U.S. dollars, and from time to time have entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. Gains or losses on these contracts are intended to offset the gains or losses recorded for statutory and U.S. GAAP purposes from the remeasurement of certain assets and liabilities from U.S. dollars into local currencies. No such contracts were executed during fiscal 2012, and there are no obligations under any such contracts as of February 29, 2012. However, the Company has purchased currencies from time to time throughout the current fiscal year in anticipation of more significant foreign currency transactions, in order to optimize effective rates associated with those settlements.

Operating activities in Europe include transactions conducted in both Euros and U.S. dollars. The Euro has been designated as SMSC Europe’s functional currency for its European operations. Gains recorded from the remeasurement of U.S. dollar denominated assets and liabilities into Euros were $0.2 million in fiscal 2012, compared with losses of $0.4 million in fiscal 2011. Losses recorded from the remeasurement of U.S. dollar denominated assets and liabilities into Yen for fiscal 2012 were $0.1 million compared with a loss of $0.5 million in fiscal 2011.

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

Item 9. — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9.A. — Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 29, 2012. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Disclosure controls and procedures include controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Form 10-K, are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of February 29, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to SMSC and its consolidated subsidiaries is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of its internal controls over financial reporting as of February 29, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its report entitled Internal Control — Integrated Framework. Based upon this assessment, management has concluded that, as of February 29, 2012, the Company’s internal controls over financial reporting are effective based on those criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the consolidated financial statements and financial statement schedule included in this annual report, has also audited the effectiveness of the Company’s internal control over financial reporting as of February 29, 2012, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9.B. — Other Information

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s 2012 Proxy Statement relating to the annual meeting of stockholders to be held in 2012, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

The information concerning the Company’s code of ethics as required by Part III of this Report is incorporated herein by reference to the section entitled “Code of Business Conduct and Ethics” appearing in the 2012 Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MICROSYSTEMS CORPORATION
(Registrant)

By:	/s/ KRIS SENNESAEL

Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ CHRISTINE KING	President and Chief Executive Officer	April 20, 2012
Christine King	(Principal Executive Officer) and Director

/s/ STEVEN J. BILODEAU	Chairman of the Board of Directors	April 20, 2012
Steven J. Bilodeau

/s/ ANDREW M. CAGGIA	Director	April 20, 2012
Andrew M. Caggia

/s/ TIMOTHY P. CRAIG	Director	April 20, 2012
Timothy P. Craig

/s/ JAMES A. DONAHUE	Director	April 20, 2012
James A. Donahue

/s/ PETER F. DICKS	Director	April 20, 2012
Peter F. Dicks

/s/ IVAN T. FRISCH	Director	April 20, 2012
Ivan T. Frisch

/s/ KENNETH KIN	Director	April 20, 2012
Kenneth Kin

/s/ STEPHEN C. MCCLUSKI	Director	April 20, 2012
Stephen C. McCluski

/s/ DR. GUENTER REICHART	Director	April 20, 2012
Dr. Guenter Reichart

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Consolidated Financial Statements (See Item 8):
	Report of Independent Registered Public Accounting Firm	44
	Consolidated Balance Sheets as of February 29, 2012 and February 28, 2011	45
	Consolidated Statements of Operations for the three years ended February 29, 2012	46
	Consolidated Statements of Shareholders’ Equity for the three years ended February 29, 2012	47
	Consolidated Cash Flow Statements for the three years ended February 29, 2012	48
	Notes to Consolidated Financial Statements	49

(a)(2)	Financial Statement Schedules:
	Schedule II — Valuation and Qualifying Accounts	80

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

(a)(3)	Exhibits:
	Index to Exhibits	81

Exhibits, which are listed on the Index to Exhibits, are filed as part of this report and such Index to Exhibits is incorporated by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Standard Microsystems Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Standard Microsystems Corporation and its subsidiaries at February 29, 2012 and February 28, 2011, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
April 20, 2012

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

As of February 29 and 28,	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$147,054	$170,387
Accounts receivable, net of allowance for doubtful accounts of $355 and $325 at February 29, 2012 and February 28, 2011, respectively	50,986	64,714
Inventories	36,622	47,232
Deferred income taxes, net	15,773	31,156
Other current assets	15,010	8,047
Total current assets	265,445	321,536
Property, plant and equipment, net	64,423	67,382
Goodwill	114,433	77,273
Intangible assets, net	30,587	31,745
Long-term investments, net	25,680	29,490
Investments in equity securities	2,042	2,042
Deferred income taxes, net	7,781	6,074
Other assets	3,595	3,550
TOTAL ASSETS	$513,986	$539,092

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,677	$27,171
Deferred income from distribution	18,449	16,167
Accrued expenses and other liabilities	61,492	72,459
Total current liabilities	98,618	115,797
Deferred income taxes	-	4,519
Other liabilities	21,001	21,869

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, authorized 1,000 shares, none issued	-	-
Common stock, $0.10 par value; 85,000 shares authorized; 28,127 and 27,487 shares issued and 22,246 and 22,983 shares outstanding, as of February 29, 2012 and February 28, 2011, respectively	2,813	2,749
Additional paid-in capital	380,501	359,790
Retained earnings	137,953	127,291
Cost of treasury stock (5,881 and 4,504 shares as of February 29, 2012 and February 28, 2011, respectively	(132,384)	(101,411)
Accumulated other comprehensive income	5,484	8,488
Total shareholders’ equity	394,367	396,907
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$513,986	$539,092

 The accompanying notes are an integral part of these consolidated financial statements.

 STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

For the Fiscal Years Ended February 29 and 28,	2012	2011	2010
Product sales	$407,029	$407,396	$307,068
Intellectual property and other revenues	5,075	2,083	710
Sales and revenues	412,104	409,479	307,778
Costs of goods sold	196,446	194,585	154,872
Gross profit on sales and revenues	215,658	214,894	152,906
Operating expenses:
Research and development	100,350	96,370	77,702
Selling, general and administrative	86,706	100,661	85,049
Acquisition termination fee gain	-	(7,700)	-
Restructuring charges	1,973	4,703	2,123
Impairment loss on equity investment (Symwave)	-	3,208	-
Gain on equity investment (Canesta)	-	(320)	-
Revaluation of contingent consideration	(1,365)	(4,206)	-
Impairment losses on intangible assets (Symwave)	-	3,531	-
Settlement charge	-	-	2,019
Income (loss) from operations	27,994	18,647	(13,987)

Interest income	301	659	981
Interest expense	(155)	(153)	(163)
Other income (expense), net	86	(248)	(514)
Income (loss) before income taxes	28,226	18,905	(13,683)

Provision for (benefit from) income taxes	17,564	8,278	(5,705)
Net income (loss)	$10,662	$10,627	$(7,978)

Net income (loss) per share:
Basic	$0.47	$0.47	$(0.36)
Diluted	$0.46	$0.46	$(0.36)

Weighted average common shares outstanding:
Basic	22,695	22,667	22,133
Diluted	23,203	23,108	22,133

The accompanying notes are an integral part of these consolidated financial statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

(in thousands)

	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount			Share	Amount		Amount
Balance at February 28, 2009	26,416	$2,642	$325,596	$124,642	(4,495)	$(101,199)	$(2,873)	$348,808
Comprehensive income (loss):
Net loss	-	-	-	(7,978)	-	-	-	(7,978)
Other comprehensive income (loss)
Change in pension liability	-	-	-	-	-	-	(237)	(237)
Change in unrealized loss on investments	-	-	-	-	-	-	3,459	3,459
Foreign currency translation adjustment	-	-	-	-	-	-	2,427	2,427
Total other comprehensive loss								$5,649
Total comprehensive loss								$(2,329)
Issuance of common stock for business acquisition	110	11	2,306	-	-	-	-	2,317
Stock options exercised	253	25	4,218	-	-	-	-	4,243
Excess tax benefit from employee stock plans	-	-	(574)	-	-	-	-	(574)
Stock-based compensation	104	10	9,413	-	-	-	-	9,423
Balance at February 28, 2010	26,883	$2,688	$340,959	$116,664	(4,495)	$(101,199)	$2,776	$361,888
Comprehensive loss:
Net income	-	-	-	10,627	-	-	-	10,627
Other comprehensive income ( loss):
Change in pension liability	-	-	-	-	-	-	(373)	(373)
Change in unrealized loss on investments	-	-	-	-	-	-	1,712	1,712
Foreign currency translation adjustment	-	-	-	-	-	-	4,373	4,373
Total other comprehensive income								$5,712
Total comprehensive loss								$16,339
Issuance of common stock for business acquisitions	2	-	-	-	-	-	-	-
Stock options exercised	519	52	9,739	-	-	-	-	9,791
Excess tax benefit from employee stock plans	-	-	(1,345)	-	-	-	-	(1,345)
Stock-based compensation	83	9	10,437	-	-	-	-	10,446
Purchases of treasury stock	-	-	-	-	(8)	(212)	-	(212)
Balance at February 28, 2011	27,487	$2,749	$359,790	$127,291	(4,503)	$(101,411)	$8,488	$396,907
Comprehensive income:
Net income	-	-	-	10,662	-	-	-	10,662
Other comprehensive income:
Change in pension liability	-	-	-	-	-	-	(395)	(395)
Change in unrealized loss on investments	-	-	-	-	-	-	(182)	(182)
Foreign currency translation adjustment	-	-	-	-	-	-	(2,427)	(2,427)
Total other comprehensive income								$(3,004)
Total comprehensive income								$7,658
Issuance of common stock for business acquisition	21	2	518	-	-	-	-	520
Stock options exercised	440	44	7,656	-	-	-	-	7,700
Excess tax benefit from employee stock plans	-	-	(289)	-	-	-	-	(289)
Stock-based compensation	179	18	12,826	-	-	-	-	12,844
Purchases of treasury stock	-	-	-	-	(1,378)	(30,973)	-	(30,973)
Balance at February 29, 2012	28,127	$2,813	$380,501	$137,953	(5,881)	$(132,384)	$5,484	$394,367

The accompanying notes are an integral part of these consolidated financial statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

For the Fiscal Years Ended February 29 and 28,	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$10,662	$10,627	$(7,978)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,424	25,518	25,354
Impairment losses	-	6,739	-
Foreign exchange loss (gain)	340	(520)	88
Excess tax benefits from stock-based compensation	(264)	(299)	(100)
Stock-based compensation	7,884	24,106	17,602
Deferred income taxes	9,573	(2,007)	(10,065)
Loss (gain) on sales of property, plant and equipment	63	(14)	(70)
Deferred income on shipments to distributors	2,277	42	4,356
Non cash restructuring charges	73	1,044	336
Provision for (recoveries of) sales returns and allowances	155	(106)	(41)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	14,887	(12,664)	(19,337)
Inventories	11,598	914	10,513
Accounts payable, accrued expenses and other liabilities	(16,968)	(8,746)	15,890
Accrued restructuring charges	(2,093)	1,730	(4,294)
Income taxes receivable and payable	(4,851)	(3,322)	6,532
Other changes, net	(2,708)	1,933	1,167
Net cash provided by operating activities	61,052	44,975	39,953
Cash flows from investing activities:
Capital expenditures	(11,706)	(12,396)	(8,616)
Purchase of technology patent rights	-	-	(1,200)
Acquisition of business, net of cash acquired (Symwave)	-	1,517	-
Acquisition of business, net of cash acquired (STS)	-	(21,891)	-
Acquisition of business, net of cash acquired (Kleer)	-	-	(5,176)
Acquisition of business, net of cash acquired (Tallika)	-	-	(1,825)
Acquisition of business, net of cash acquired (K2L)	-	-	(5,277)
Acquisition of business, net of cash acquired (BridgeCo)	(40,968)	-	-
Investments in non-marketable debt securities (Symwave)	-	(3,125)	-
Proceeds from sale of non-marketable equity investment (Canesta)	-	2,320	-
Investment in non-marketable equity investments (Symwave, Canesta and EqcoLogic)	-	(2,042)	(7,238)
Purchases of short-term and long-term investments	-	(14,900)	(32,275)
Sales and maturities of short-term and long-term investments	3,628	60,617	31,525
Net cash (used in) provided by investing activities	(49,046)	10,100	(30,082)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation	264	299	100
Proceeds from issuance of common stock	7,700	9,791	4,243
Purchases of treasury stock	(30,973)	(212)	-
Payments of contingent consideration	(5,752)	-	-
Repayments of obligations under supplier financing arrangements	(7,288)	(4,382)	(3,955)
Net cash (used in) provided by financing activities	(36,049)	5,496	388
Effect of foreign exchange rate changes on cash and cash equivalents	710	675	1,726
Net (decrease) increase in cash and cash equivalents	(23,333)	61,246	11,985
Cash and cash equivalents at beginning of year	170,387	109,141	97,156
Cash and cash equivalents at end of year	$147,054	$170,387	$109,141

The accompanying notes are an integral part of these consolidated financial statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Standard Microsystems Corporation and Subsidiaries (collectively “SMSC “ or the “Company”) designs and sells a wide range of silicon-based integrated circuits that utilize analog and mixed-signal technologies. The Company’s integrated circuits and systems provide a wide variety of signal processing attributes that are incorporated by its globally diverse customers into numerous end products in the PC, Consumer Electronics, Industrial and Automotive markets. These products generally provide connectivity, networking, or input/output control solutions for a variety of high-speed communication, computer and related peripheral, consumer electronics, industrial control systems or automotive information applications. The market for these solutions is increasingly diverse, and the Company’s technologies are increasingly used in various combinations and in alternative applications.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s fiscal year ends on the last calendar day of February (referred to as “fiscal”). The consolidated financial statements include the accounts of the Company and its subsidiaries (all wholly-owned) after elimination of all intercompany accounts and transactions.

Reclassifications

Certain items in the fiscal year 2010 consolidated financial statements have been reclassified to conform to the fiscal 2012 and 2011 presentation reflected in these consolidated financial statements. Specifically, the Company reclassified a negligible amount in amortization of technology intangibles previously included in selling, general and administrative costs to cost of goods sold on the consolidated statements of operations for fiscal 2010 to conform to the current period presentation.

Out-of-Period Adjustment

Gross profit and operating results for fiscal 2010 include a credit to cost of goods sold of approximately $1.0 million for the reduction of accounts payable related to an unreconciled amount within inventory received not invoiced to correct a cumulative error from prior periods. This adjustment was recorded in the fourth quarter of fiscal 2010.

The Company does not believe that this adjustment noted above was material to the consolidated financial statements for the periods in which the error originated and in which it was corrected and thus has not restated its consolidated financial statements for this period.

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

Long-term Investments

Long-term investments consist of highly rated auction rate securities (most of which are backed by U.S. Federal or state and municipal government guarantees) and other marketable debt with remaining maturities of greater than one year and equity securities held as available-for-sale investments. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. In the fourth quarter of fiscal 2008, such investments became subject to adverse market conditions, and the liquidity typically associated with the financial markets for such instruments became restricted as auctions began to fail. As such, the Company has classified its investments in auction rate securities as long-term. Considering such determination on market conditions, the high quality of these investments (and underlying guarantees) and given the Company has adequate cash, working capital and cash flow from operations to meet current operating needs, management has determined that impairment of these investments is not other than temporary at this time. Given the circumstances, these securities were subsequently classified as long-term (or short-term if stated maturity dates were within one year of the reported balance sheet date), reflecting the restrictions on liquidity and the Company’s intent to hold until maturity (or until such time as the principal investment could be recovered through other means, such as issuer calls and redemptions). Management will continue to monitor market conditions, and may deem that impairment is other than temporary if market conditions do not improve in the foreseeable future or if the credit quality of the underlying issuer deteriorates. The Company is currently liquidating such investments as opportunities arise.

Accounts Receivable, Revenue Recognition and Deferred Income from Distribution

The Company’s accounts receivable result from trade credit extended on shipments to original equipment manufacturers, original design manufacturers and electronic component distributors. The Company can have individually significant accounts receivable balances from its larger customers. At February 29, 2012 and February 28, 2011, one customer accounted for more than 10 percent of gross accounts receivable, with a combined balance totaling $9.8 million and $27.4 million, respectively. The Company manages its concentration of credit risk on accounts receivable by performing ongoing credit evaluations of its customers’ financial condition and limiting the extension of credit when deemed necessary. In addition, although the Company generally does not request collateral in advance of shipment, prepayments or standby letters of credit may be required and have been obtained in certain circumstances, and the Company has bought third-party credit insurance policies with respect to certain customers to reduce credit concentration exposure. The Company maintains an allowance for potential credit losses, taking into consideration the overall quality and aging of the accounts receivable portfolio and specifically identified customer risks.

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

Deferred income on shipments to distributors consists of the following (in thousands ):

	February 29, 2012	February 28, 2011
Deferred sales revenue	$26,488	$26,609
Deferred COGS	(4,759)	(4,904)
Provisions for sales returns	589	757
Distributor advances for price allowances	(3,869)	(6,295)
	$18,449	$16,167

The Company recognizes intellectual property revenues upon notification of sales of the licensed technology by its licensees, absent any other contractual contingencies which might impact the extent and timing of payment. The terms of the Company’s licensing agreements generally require licensees to give notification to the Company and to pay royalties no later than 60 days after the end of the quarter in which the sales take place.

Inventories and Costs of Goods Sold

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. The Company establishes inventory allowances for estimated obsolescence or unmarketable inventory for the difference between the cost of inventory and estimated fair value based upon assumptions about future demand and market conditions.

Costs of goods sold includes the cost of inventory, shipping and handling costs borne by the Company in connection with shipments to customers, royalties associated with certain products and depreciation on productive assets (principally, test equipment and facilities). Costs of goods sold also include amortization of acquired product technologies. Such amortization totaled the following amounts (in thousands):

For the Fiscal Years Ended February 29 and 28	2012	2011	2010
Product Technology Amortization	$6,984	$5,431	$4,321

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

Depreciation expense related to property, plant and equipment was as follows (in thousands):

For the Fiscal Years Ended February 29 and 28	2012	2011	2010
Depreciation expense	$20,156	$17,053	$19,083

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

For goodwill impairment testing purposes, the Company has three reporting units: the automotive reporting unit, the wireless audio reporting unit and the analog/mixed signal reporting unit. The automotive unit consists primarily of those portions of the business that were acquired in the March 30, 2005 acquisition of OASIS including the infotainment networking technology known as Media Oriented Systems Transport (“MOST”). The automotive unit also includes those portions of the business that were acquired in the November 5, 2009 acquisition of  K2L. The wireless audio unit consists of those portions of the business that were acquired in the May 19, 2011 acquisition of BridgeCo, the February 16, 2010 acquisition of Kleer and the June 14, 2010 acquisition of STS. The analog/mixed signal reporting unit is comprised of the remaining portions of the business, which includes portions of the business remaining from the November 12, 2010 acquisition of Symwave.

The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting units is less than its carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value of its reporting units is less than its carrying value, a two-step goodwill impairment test is performed. If the two-step goodwill impairment test is considered necessary, the Company considers both the market and income approaches in determining the estimated fair value of the reporting units, specifically the market multiple methodology and discounted cash flow methodology. The market multiple methodology involves the utilization of various revenue and cash flow measures at appropriate risk-adjusted multiples. Multiples are determined through an analysis of certain publicly traded companies that are selected on the basis of operational and economic similarity with the business operations. Provided these companies meet these criteria, they will be considered comparable from an investment standpoint even if the exact business operations and/or characteristics of the entities are not the same. Revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples are calculated for the comparable companies based on market data and published financial reports. A comparative analysis between the Company and the public companies deemed to be comparable form the basis for the selection of appropriate risk-adjusted multiples for the Company. The comparative analysis incorporates both quantitative and qualitative risk factors which relate to, among other things, the nature of the industry in which the Company and other comparable companies are engaged. In the discounted cash flow methodology, long-term projections prepared by the Company are utilized. The cash flows projected are analyzed on a “debt-free” basis (before cash payments to equity and interest bearing debt investors) in order to develop an enterprise value. A provision, based on these projections, for the value of the Company at the end of the forecast period, or terminal value, are also made. The present value of the cash flows and the terminal value are determined using a risk-adjusted rate of return, or “discount rate.”

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

Goodwill

Goodwill is tested for impairment in value annually as of the last day in the Company’s fiscal year, as well as when events or circumstances indicate possible impairment in value. The Company performs an annual goodwill impairment test for each of its three reporting units (automotive, wireless audio, and analog/mixed signal) during the fourth quarter of each fiscal year. The Company completed its most recent annual goodwill impairment test during the fourth quarter of fiscal 2012 for each of its three reporting units. Upon completion of the fiscal 2012 assessment, it was determined that no impairment in value was identified.

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

Acquisition Termination Fee Gain

On January 9, 2011, the Company and Conexant Systems, Inc. (“Conexant”) entered into an Agreement and Plan of Merger (“Merger Agreement”). The agreement was terminated by Conexant pursuant to the terms and conditions specified in the Merger Agreement on February 23, 2011.  As a result, Conexant paid SMSC a termination fee of $7.7 million which was recorded within income from operations in fiscal year 2011.

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

Accumulated Other Comprehensive Income

The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on investments classified as available-for-sale, and changes in minimum pension liability adjustments.

The components of the Company’s accumulated other comprehensive income as of February 29, 2012, February 28, 2011, and February 28, 2010, net of taxes were as follows (in thousands):

	2012	2011	2010
Unrealized losses on investments (net of tax of $49, $46, and $86 as of February 29, 2012, February 28, 2011, and February 28, 2010, respectively)	$(2,046)	$(1,864)	$(3,576)
Foreign currency translation	8,340	10,767	6,394
Minimum pension liability adjustment (net of tax of $517, $244, and $30 as of February 29, 2012, February 28, 2011, and February 28, 2010, respectively)	(810)	(415)	(42)
Accumulated other comprehensive income	$5,484	$8,488	$2,776

 Income Taxes

The Company accounts for income taxes under the asset and liability method which includes the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements. Under this approach, deferred taxes are recorded for the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial statement and tax bases of our assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. The effects of future changes in income tax laws or rates are not anticipated.

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. The calculation of our tax provision involves the application of complex tax laws and requires significant judgment and estimates. We evaluate the realizability of our deferred tax assets for each jurisdiction in which we operate at each reporting date, and we establish a valuation allowance when it is more likely than not that all or a portion of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the same character and in the same jurisdiction. We consider all available positive and negative evidence in making this assessment, including, but not limited to, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. In circumstances where there is sufficient negative evidence indicating that our deferred tax assets are not more likely than not realizable, we establish a valuation allowance.

The Company applies ASC 740, “Income Taxes” (“ASC 740”) in the accounting for uncertainty in income taxes recognized in its financial statements. ASC 740 requires that all tax positions be evaluated using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both.  The Company believes that its accruals for uncertain tax positions are adequate for all open audit years based on its assessment of many factors including past experience and interpretation of tax law.  To the extent that new information becomes available which causes the company to change its judgment about the adequacy of its accruals for uncertain tax positions, such changes will impact income tax expense in the period such determination is made.  Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense.(see Note 10).

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

Stock-Based Compensation (Share-Based Payment)

The Company has several stock-based compensation plans in effect under which incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) are granted to employees and directors. After amendment on July 28, 2011 the maximum number of shares that may be delivered pursuant to awards granted under the Long Term Incentive Plan (“LTIP”) is 2,000,000 plus: (i) any shares that have been authorized but not issued pursuant to previously established plans of the Company as of June 30, 2009, up to a maximum of an additional 500,000 shares; (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of June 30, 2009 and that subsequently expire unexercised, or are otherwise forfeited, up to a maximum of an additional 3,844,576 shares. The maximum number of incentive stock options that may be granted under the LTIP is 1,500,000. No participant may receive awards under the LTIP in any calendar year for more than 1,000,000 share equivalents. The Company has ceased issuing stock options and restricted stock awards under previously established stock option and restricted stock plans, and has ceased issuing SARs, and instead is using the LTIP to issue stock options and RSUs. Stock options are granted with exercise prices equal to the fair value of the underlying shares on the date of grant. New shares are issued in settling stock option exercises and restricted stock units.

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

The following table summarizes the stock-based compensation expense for stock options, RSAs, RSUs, employee stock purchase plan shares and SARs included in results of operations (in thousands) :

	Fiscal
	2012	2011	2010
Costs of goods sold	$662	$2,710	$1,629
Research and development	2,487	6,919	4,571
Selling, general and administrative	5,055	14,574	9,770
Stock-based compensation, before income tax benefit	$8,204	$24,203	$15,970
Tax benefit	3,035	8,713	5,749
Stock-based compensation, after income tax benefit	$5,169	$15,490	$10,221

The amounts above exclude $1.8 million, $2.0 million and $1.9 million of expense related to the 401K match in stock issued in fiscal 2012, 2011 and 2010, respectively.

Warranty Costs

The Company generally warrants its products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time, typically twelve to twenty-four months. The majority of the Company’s product warranty claims are settled through the return of defective product and shipment of replacement product. Warranty returns are included within the Company’s allowance for returns, which is based on historical return rates. Actual future returns could differ from the allowance established. In addition, the Company accrues a liability for specific warranty costs expected to be settled other than through product return and replacement, if a loss is probable and can be reasonably estimated. Product warranty expenses during fiscal 2012, 2011 and 2010 were not material.

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

For the Fiscal Years Ended February 29 and 28,	2012	2011	2010
Weighted average shares outstanding for basic net income (loss) per share	22,695	22,667	22,133
Dilutive effect of stock options and RSUs	508	441	-
Weighted average shares outstanding for diluted net income (loss) per share	23,203	23,108	22,133

For fiscal 2012, 2011, and 2010, stock options and RSUs covering approximately 1,697,747, 1,417,102 and 3,572,000 common shares, respectively, were excluded from the computation of diluted net income per share because their effects were anti-dilutive.

Business Combinations

The Company accounts for business combinations under the acquisition method and allocates total purchase price for acquired businesses to the tangible and identified intangible assets acquired and liabilities assumed, based on estimated fair values. When a business combination includes the exchange of SMSC common stock, the value of the SMSC common stock was determined using the closing market price as of the date such shares were tendered to the selling parties. The excess purchase price over those fair values is recorded as goodwill. The fair values assigned to tangible and identified intangible assets acquired and liabilities assumed are based on management estimates and assumptions that utilize established valuation techniques appropriate for the semiconductor industry and each acquired business. A liability for contingent consideration, if applicable, is recorded at fair value as of the acquisition date. In determining the fair value of such contingent consideration, management estimates the amount to be paid based on probable outcomes and expectations on financial performance of the related acquired business. The fair value of contingent consideration is reassessed quarterly, with any change in expected value charged to results of operations. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in discount periods, discount rates and probabilities that contingencies will be met.

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

Excess Tax Benefits from Stock-Based Compensation

The Company reported excess tax benefits from stock-based compensation of $0.3 million, $0.3 million and $0.1 million in the consolidated cash flow statements and $0.3 million, $1.3 million and $0.6 million in the consolidated statements of shareholders' equity for fiscal 2012, 2011 and 2010, respectively. The difference in these amounts is attributable to the method of adopting ASC 718 ("ASC 718") on March 1, 2006. Under the provisions of ASC 718, the Company elected to recognize stock-based compensation cost using the modified prospective transition method.  Under this method, the Company recognized stock-based compensation cost, including deferred taxes, for all employee stock-based instruments issued or vested after February 28, 2006.  No compensation cost or deferred taxes were recorded for employee stock-based instruments that vested on or before February 28, 2006. As a result, all tax benefits from employee stock-based instruments that vested on or before February 28, 2006 are recorded as an increase to additional paid-in capital. Excess tax benefits related to employee stock-based instruments issued or vested after February 28, 2006 result in an increase or decrease to additional paid-in capital or an increase to income tax expense based upon the difference between the amount of stock-based compensation cost reported on the tax return as compared to the consolidated financial statements and the cumulative balance of tax benefits recorded in additional paid-in capital.

Recent Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011 - 08, “Testing Goodwill for Impairment” (“ASU 2011 - 08”), which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.  The updated guidance is effective for annual impairment tests performed for SMSC beginning in Fiscal 2013 with early adoption permitted.  The Company has elected to early adopt ASU 2011 - 08 in connection with its fiscal 2012 impairment analysis. The adoption of this guidance had no impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011 - 05, “Presentation of Comprehensive Income” (“ASU 2011 - 05”), which provides guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-12, “ Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which defers requirements regarding reclassifications of items out of comprehensive income on the face of the income statement while retaining other requirements of ASU 2011-05. The updated guidance in ASU 2011 – 05 and ASU 2011 – 12 is effective for SMSC beginning in the first quarter of fiscal year 2013.  Management believes that the adoption of this guidance will not have a material impact on our consolidated financial statements.

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

 3. FAIR VALUE MEASUREMENTS

The following table summarizes the composition of the Company’s investments at February 29, 2012 and February 28, 2011 (in thousands):

				Classification on Balance Sheet
February 29, 2012	Cost	Gross Unrealized Losses	Aggregate Fair value	Cash	Long-Term Investments
Auction rate securities	$27,775	$(2,095)	$25,680	$-	$25,680
Money market funds	16,834	-	16,834	16,834	-
	$44,609	$(2,095)	$42,514	$16,834	$25,680

				Classification on Balance Sheet
February 28, 2011	Cost	Gross Unrealized Losses	Aggregate Fair value	Cash	Long-Term Investments
Auction rate securities	$31,400	$(1,910)	$29,490	$-	$29,490
Money market funds	134,007	-	134,007	134,007	-
	$165,407	$(1,910)	$163,497	$134,007	$29,490

As of February 29, 2012, the Company held approximately $25.7 million (net of $2.1 million in gross unrealized losses) of investments in auction rate securities with maturities ranging from 9 to 29 years, all classified as available-for-sale. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of February 29, 2012, 100 percent of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies.

The cost basis and fair values of available-for-sale securities at February 29, 2012 by contractual maturity are shown below (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due in one year through five years	-	-
Due in five years through ten years	6,100	5,614
Due in ten through twenty years	5,450	5,056
Due in over twenty years	16,225	15,010
Total	$27,775	$25,680

Expected maturities of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

The following tables detail the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, including investments, equity securities, cash surrender value of life insurance policies and cash equivalents at February 29, 2012 and February 28, 2011 (in thousands):

	Total Fair Value at 2/29/2012	Level 1	Level 2	Level 3

Assets:
Auction rate securities	$25,680	$-	$-	$25,680
Money market funds	16,833	16,833	-	-
Other assets-cash surrender value	1,650	-	1,650	-
Total Assets	$44,163	$16,833	$1,650	$25,680

Liabilities:
Contingent consideration	$4,251	$-	$-	$4,251
Total Liabilities	$4,251	$-	$-	$4,251

	Total Fair Value at 2/28/2011	Level 1	Level 2	Level 3

Assets:
Auction rate securities	$29,490	$-	$-	$29,490
Money market funds	134,007	134,007	-	-
Other assets-cash surrender value	1,666	-	1,666	-
Total Assets	$165,163	$134,007	$1,666	$29,490

Liabilities:
Contingent consideration	$2,778	$-	$-	$2,778
Total Liabilities	$2,778	$-	$-	$2,778

At February 29, 2012 and February 28, 2011, the Company grouped money market funds using a Level 1 valuation because market prices are readily available. Level 2 financial assets and liabilities represent the fair value of cash surrender value of life insurance policies. The assets grouped for Level 3 valuation were auction rate securities consisting of AAA rated securities mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1. Level 3 liabilities consist of contingent consideration on acquisitions. See Note 15 — Commitments and Contingencies, for further discussion on contingent consideration arrangements, including fair value inputs.

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

The following table reflects the activity for the Company’s major classes of assets and liabilities (contingent acquisition expense) measured at fair value using Level 3 inputs (in thousands):

Assets:	Three Months Ended February 29, 2012	Twelve Months Ended February 29, 2012
Balance at beginning of period	$26,262	$29,490
Transfers out to Level 2 (Auction Rate Securities with market inputs)	-	(1,100)
Sales of Level 3 investments	(478)	(2,528)
Unrealized losses included in accumulated other comprehensive income	(104)	(182)
Balance as of February 29, 2012	$25,680	$25,680

Liabilities:	Three Months Ended February 29, 2012	Twelve Months Ended February 29, 2012
Balance at beginning of period	$8,632	$2,778
Level 3 liabilities acquired	-	8,800
Level 3 liabilities settled	(4,519)	(5,909)
Total (gains) and losses:
Included in earnings (realized)	126	(1,365)
Unrealized losses (gains) included in accumulated other comprehensive income	12	(53)
Balance as of February 29, 2012	$4,251	$4,251

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

As a result, as of February 29, 2012, the Company recorded an estimated cumulative unrealized loss of $2.0 million (net of taxes) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100 percent of the principal and accrued interest from the issuer. Further, the credit ratings of auction rate securities held by the Company remain at AAA levels. The Company continues to liquidate investments in auction rate securities as opportunities arise. In fiscal 2012, $3.6 million of such investments were liquidated at par in connection with issuer calls and redemptions.

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

SMSC made an initial investment of $41.0 million in cash (net of cash acquired). The terms of the purchase agreement provided for potential earnout payments of up to $5.0 million in 2012 and up to $22.5 million in 2013 to former BridgeCo shareholders, dependent on BridgeCo reaching certain revenue goals in calendar years 2011 and 2012.

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

The following table summarizes the components of the purchase price at fair value (in millions):

Cash acquired	$(0.4)
Cash consideration paid	41.4
Liability for contingent consideration	8.8
Total consideration	$49.8

The following table summarizes the allocation of the purchase price at fair value (in millions):

Receivables	$0.6
Inventories	1.0
Other current assets	0.6
Property,plant and equipment	0.4
Customer relationships	1.9
Trade name	0.1
Technology	7.4
Goodwill (all non-deductible for tax purposes)	40.2
Deferred tax assets	0.4
Other non current assets	0.3
Non-interest bearing liabilities	(2.4)
Deferred tax liabilities	(0.7)
Net assets	$49.8

The results of BridgeCo’s operations subsequent to May 19, 2011 have been included in the Company’s consolidated results of operations. In fiscal 2012, BridgeCo contributed $28.1 million in revenue.

The following unaudited pro forma financial information presents the combined operating results of SMSC and BridgeCo as if the acquisition had occurred as of March 1, 2010.  Pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only.  This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results.

The unaudited pro forma financial information is presented in the following table (in thousands):

	Fiscal year ended February 29, 2012	Fiscal year ended February 28, 2011

Sales and revenues	$415,101	$416,636
Net income	$7,540	$3,391
Basic net income per share	$0.33	$0.15
Diluted net income per share	$0.32	$0.15

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

The following table summarizes the components of the purchase price at fair value (in millions):

Fair value of initial investment in Symwave	$2.0
Assumption of liability for overdue accounts payable	4.1
Assumption of liability for notes payable	3.2
Liability for contingent consideration	3.1
$12.4

The following table summarizes the allocation of the purchase price at fair value (in millions):

Cash and cash equivalents	$1.5
Inventories	3.4
Accounts receivable	3.3
Other current assets	0.3
Fixed assets	2.0
Customer relationships	0.3
Trade name	0.2
Technology	3.6
Goodwill (all non-deductible for tax purposes)	1.7
Deferred tax assets	1.5
Accounts payable and accrued liabilities	(5.4)
$12.4

The results of Symwave’s operations subsequent to November 12, 2010 have been included in the Company’s consolidated results of operations.

The following unaudited pro forma financial information presents the combined operating results of SMSC and Symwave as if the acquisition had occurred as of the beginning of each period presented.  There were no pro forma adjustments in fiscal 2012 since Symwave results were included in SMSC results for the entire period. Pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only.  This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results.

The unaudited pro forma financial information for the fiscal years ended February 28, 2011 and 2010 is presented in the following table (in thousands):

	Fiscal year ended February 28, 2011	Fiscal year ended February 28, 2010

Sales and revenues	$413,918	$308,936
Net income (loss)	$5,863	$(19,445)
Basic net income (loss) per share	$0.26	$(0.88)
Diluted net income (loss) per share	$0.25	$(0.88)

During the fourth quarter of fiscal 2011 the Company initiated a plan to reduce costs and investments, including reducing investment in the former Symwave business (see Note 11 — Restructuring).

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

The following table summarizes the components of the purchase price at fair value (in millions):

Cash	$22.0
Liability for contingent consideration	1.2
$23.2

The following table summarizes the allocation of the purchase price at fair value (in millions) :

Cash and cash equivalents	$0.1
Inventories	0.2
Other current assets	0.1
Fixed assets	0.3
Customer relationships	3.9
Trade name	0.3
Technology	4.2
Goodwill (all non-deductible for tax purposes)	19.4
Other long-term assets	0.1
Accounts payable and accrued liabilities	(2.6)
Other long-term liabilities	(1.1)
Deferred tax liabilities	(1.7)
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

Canesta

During fiscal 2010, SMSC invested $2.0 in Canesta, a privately held developer of three-dimensional motion sensing systems and devices. Canesta entered into an asset purchase agreement with Microsoft, pursuant to which Microsoft acquired substantially all of the assets of Canesta. On November 30, 2010, SMSC received $2.2 million in cash and an additional $0.1 million on January 27, 2011 from Canesta pursuant to its asset purchase agreement with Microsoft (approximately $0.8 million in additional distributions will be held in escrow for 12 months or until all of the obligations of Canesta have been satisfied). As a result, the Company recorded a gain of $0.3 million in fiscal 2011.

Symwave

SMSC made an initial $5.2 million equity investment in Symwave in fiscal 2010, resulting in an equity stake of approximately14 percent. On November 12, 2010 the Company completed its acquisition of Symwave (see Note 4 — Business Combinations).

6. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit for fiscal 2012 consists of the following (in thousands):

Twelve Months Ended February 29, 2012	Analog/Mixed Signal	Wireless	AIS	Total

Balance, beginning of year	$33,393	$24,531	$71,649	$129,573
Accumulated impairment losses	-	-	(52,300)	(52,300)
	33,393	24,531	19,349	77,273
Adjustments	192	-	-	192
Goodwill acquired	-	40,173	-	40,173
Foreign exchange rate impact	(132)	(2,965)	(108)	(3,205)
Balance, end of year	33,453	61,739	71,541	166,733
Accumulated impairment losses	-	-	(52,300)	(52,300)
	$33,453	$61,739	$19,241	$114,433

Changes in the carrying amount of goodwill by reporting unit for fiscal 2011 consists of the following (in thousands):

Twelve Months Ended February 28, 2011	Analog/Mixed Signal	Wireless	AIS	Total

Balance, beginning of year	$31,839	$3,278	$71,597	$106,714
Accumulated impairment losses	-	-	(52,300)	(52,300)
	31,839	3,278	19,297	54,414
Adjustments	-	(787)	-	(787)
Goodwill acquired	1,497	19,400	-	20,897
Foreign exchange rate impact	57	2,640	52	2,749
Balance, end of year	33,393	24,531	71,649	129,573
Accumulated impairment losses	-	-	(52,300)	(52,300)
	$33,393	$24,531	$19,349	$77,273

The Company’s identifiable intangible assets consisted of the following (in thousands):

For the Fiscal Years Ended February 29 and 28,	2012		2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Purchased technologies	$55,219	$39,138	$48,151	$32,353
Customer relationships and contracts	19,951	12,908	18,291	10,268
Other	2,118	997	2,096	642
Total – finite-lived intangible assets	77,288	53,043	68,538	43,263
Trademarks and trade names	6,342	-	6,470	-
	$83,630	$53,043	$75,008	$43,263

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

Total amortization expense recorded for finite-lived intangible assets was as follows (in thousands):

For the Fiscal Years Ended February 29 and 28,	2012	2011	2010
Amortization expense	$10,268	$8,465	$6,311

Estimated future finite-lived intangible asset amortization expense is as follows (in thousands):

Period	Amount
Fiscal 2013	$9,517
Fiscal 2014	$4,357
Fiscal 2015	$3,844
Fiscal 2016	$3,120
Fiscal 2017 and thereafter	$3,407
$24,245

7. OTHER BALANCE SHEET DATA

Other balance sheet data is as follows (in thousands):

As of February 29 and 28,	2012	2011
Inventories:
Raw materials	$2,346	$2,413
Work-in-process	9,969	14,329
Finished goods	24,307	30,490
	$36,622	$47,232
Property, plant and equipment:
Land	$578	$578
Buildings and improvements	37,145	36,164
Machinery and equipment	144,416	133,778
	182,139	170,520
Less: Accumulated depreciation and amortization	(117,716)	(103,138)
	$64,423	$67,382
Accrued expenses, income taxes and other liabilities:
Employee compensation, incentives and benefits	$14,544	$15,910
Stock appreciation rights	23,300	28,259
Supplier financing – current	6,113	4,934
Restructuring charges (see Note 12)	728	2,821
Accrued rent obligations	2,643	2,944
Income taxes payable	1,297	2,545
Accrued contingent consideration	4,251	1,445
Other	8,616	13,601
	$61,492	$72,459
Other liabilities:
Retirement benefits	$8,110	$8,799
Income taxes	8,778	5,225
Supplier financing – non-current	3,381	5,406
Other	732	2,439
	$21,001	$21,869

8. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. The Board of Directors authorized the repurchase of additional shares in one million share increments in July 2000, July 2002, November 2007 and April 2008, and an additional two million shares in May 2011, bringing the total authorized repurchases to seven million shares as of February 29, 2012. As of February 29, 2012, the Company has repurchased approximately 5.8 million shares of its common stock at a cumulative cost of $131.1 million under this program, including 1,338,349 shares repurchased at a cost of $30.0 million in fiscal 2012. There was no share repurchase activity in fiscal 2011 or 2010.

The Company withheld 4,821 and 38,972 shares at a cost of $0.1 million and $1.0 million in the three and twelve month periods ended February 29, 2012, respectively, as part of an ongoing program to fund employee tax withholdings required on restricted shares vesting each period.

9. OTHER (EXPENSE) INCOME, NET

The components of the Company’s other (expense) income, net for the fiscal years ended February 29, 2012, and February 28, 2011 and 2010, were as follows (in thousands) :

For the Fiscal Years Ended February 29 and 28,	2012	2011	2010
Realized and unrealized foreign currency transaction (losses)	$(27)	$(493)	$(551)
Other miscellaneous income, net	113	245	37
	$86	$(248)	$(514)

10. INCOME TAXES

Income before income taxes consists of (in thousands):

For the Years Ended February 29 and 28,	2012	2011	2010
Income (loss) from domestic operations	$50,848	$29,252	$(3,926)
Loss from foreign operations	(22,622)	(10,347)	(9,757)
	$28,226	$18,905	$(13,683)

The provision for (benefit from) income taxes included in the consolidated statements of operations consists of the following (in thousands):

For the Years Ended February 29 and 28,	2012	2011	2010
Currrent:
Federal provision	$3,869	$7,689	$4,021
State and local provision	618	181	292
Foreign provision (benefit)	4,062	1,847	(152)
Deferred:
Federal provision (benefit)	13,835	(1,576)	(7,235)
State and local benefit	(1,455)	(70)	(138)
Foreign benefit	(3,365)	207	(2,493)
Provision (benefit)	$17,564	$8,278	$(5,705)

The items accounting for the difference between the provision for (benefit from) income taxes computed at the U.S. federal statutory rate and the Company’s provision for (benefit from) income taxes are as follows (in thousands):

For the Years Ended February 29 and 28,	2012	2011	2010
Provision (benefit) at statutory rate	$9,874	$6,617	$(4,789)
State and local tax, net of federal tax benefit	(546)	73	99
International tax rate differential	794	1,448	910
Foreign losses not benefitted	6,026	4,075	-
Tax exempt income	(61)	(154)	(222)
Adjustments to prior years' taxes	(183)	323	(10)
Impact of rate change	60	-	-
Tax credits and incentives	(2,280)	(2,348)	(1,362)
Equity-based compensation	(3)	524	324
Non-deductible executive compensation	23	397	237
Change in liability for unrecognized tax benefits	4,363	(2,288)	(994)
Acquisition costs	(305)	(1,133)	-
Valuation allowance	(206)	-	-
Other	8	744	102
	$17,564	$8,278	$(5,705)

For fiscal years 2011 and 2010 certain items were reclassified for presentation purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as tax attributes. The components of the Company’s deferred income taxes are as follows (in thousands):

As of February 29 and 28,	2012	2011
Deferred tax assets:
Reserves and Accruals	$13,969	$26,188
Inventory Valuation	2,782	3,392
Restructuring Costs	552	367
Equity Impairment	2,385	2,259
Research and Development Credit	4,037	3,894
ITC Carryforward	683	802
Stock Compensation	7,735	6,070
NOL Carryforward	14,332	5,757
Pension / Retirement	3,714	3,521
Other	339	381
Total deferred tax assets	$50,528	$52,631
Valuation allowance	(16,728)	(8,036)
Net deferred tax assets	$33,800	$44,595

Deferred tax liabilities:
Property, Plant and Equipment	$(5,443)	$(5,328)
Goodwill and Other Intangible Assets	(4,750)	(7,126)
Other	(53)	-
Total deferred tax liabilities	$(10,246)	$(12,454)

Net deferred tax asset	$23,554	$32,141

The Company has net New York State tax credit carryforwards in fiscal 2012 and 2011 of $0.7 million and 0.8 million, respectively. The Company also has various net state tax credits carryforwards for fiscal 2012 of $4.0 million with a valuation allowance of $3.2 million.  These credit carryforwards expire at various dates from fiscal 2018 through fiscal 2029, and certain credits can be utilized without limitation.

As of February 29, 2012, the Company had approximately $12.2 million of foreign net operating losses with a valuation allowance of $10.7 million. A portion of these net operating losses will expire in 2013 through 2021, while certain foreign NOLs have an indefinite life. As of February 29, 2012, undistributed earnings of the Company’s foreign subsidiaries amounted to $2.0 million.  Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability.

The Company has recorded net deferred tax assets of $23.6 million and $32.1 million for years ending February 29, 2012 and February 28, 2011, respectively.  Included in the net deferred tax assets, is a valuation allowance of $16.8 million and $8.0 million for years ending February 29, 2012 and February 28, 2011 to reduce its deferred tax assets to the amount that is more likely than not to be realized, respectively.  In assessing the need for the valuation allowance, the Company considered, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies.

The Company is routinely audited by federal, state and foreign tax authorities with respect to its income taxes.  The Company’s primary tax jurisdiction is the United States. Tax returns open for examination are for fiscal 2008 and subsequent years. The Company regularly reviews and evaluates the likelihood of audit assessments and believes there are no uncertain tax positions to be recorded.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Balance at March 1, 2009	$4,784
Additions based on tax positions related to the current year	550
Additions for tax positions of prior years	13
Reductions for tax positions due to lapse of statutes of limitations	(783)
Balance at February 28, 2010	$4,564
Additions based on tax positions related to the current year	182
Additions for tax positions of prior years	968
Reductions for tax positions due to lapse of statutes of limitations	(1,727)
Balance at February 28, 2011	$3,987
Additions based on tax positions related to the current year	3,219
Additions for tax positions of prior years	1,506
Reductions for tax positions due to lapse of statutes of limitations	(949)
Balance at February 29, 2012	$7,763

The Company accrues interest and penalties associated with unrecognized tax benefits in income tax expense in its consolidated statements of operations.  The net expense for interest and penalties reflected in the consolidated statements of operations was approximately $0.3 million, $0.1 million and $0.1 million for each of the fiscal years ended 2012, 2011 and 2010, respectively.  The total accrued interest and penalties reflected as of February 29, 2012 is $1.0 million.

As of February 29, 2012, the unrecognized tax benefits, excluding interest and penalties that would affect the effective tax rate within the next twelve months, if recognized would have been $0.5 million.

11. RESTRUCTURING

During the fourth quarter of fiscal 2012 the Company initiated a plan to reduce certain operating expenses. As a result approximately 60 positions worldwide were eliminated as part of the plan to reduce operating expenses by approximately $6 to $7 million on an annual basis. These actions resulted in a severance charge of $1.5 million in fiscal year 2012. The Company expects these cost reduction activities and cash payments to be completed during the first quarter of fiscal 2013.

During the second quarter of fiscal 2012 the Company reorganized certain engineering groups resulting in severance charges of $0.4 million. The Company expects the remaining cash payments on these obligations to be completed during the first quarter of fiscal 2013.

During the fourth quarter of fiscal 2011 the Company initiated a plan to reduce costs and investments in certain businesses.  As a result, approximately 80 positions worldwide, including approximately 50 positions at its subsidiary in Shenzhen China, were eliminated as part of the plan to substantially reduce investment in storage solutions acquired as part of the Symwave acquisition. The remaining positions eliminated consist of certain administrative positions, certain positions in its subsidiary in Canada as part of its plan to converge the wireless audio products roadmap from the Kleer and STS acquisitions and to rationalize worldwide resources working on wireless audio products, and certain engineering positions. These actions resulted in a severance charge of $3.5 million in fiscal year 2011. The Company expects these cost reduction activities and cash payments to be completed in the first quarter of fiscal 2013.

In the second quarter of fiscal 2011, the Company initiated a restructuring plan for severance and termination benefits for 9 employees. These actions resulted in a severance charge of $0.3 million in fiscal year 2011. The Company expects these cost reduction activities and cash payments to be completed in the first quarter of fiscal 2013.

In the fourth quarter of fiscal 2010, the Company initiated a restructuring plan for severance and termination benefits for 5 employees. The Company made the final payments related to these obligations in fiscal year 2012.

In the second quarter of fiscal 2010, the Company announced a plan to reduce its workforce by sixty-four employees in connection with the relocation of certain of its test floor activities from Hauppauge, New York to third party offshore facilities (Sigurd Microelectronics Corporation) in Taiwan. The Company completed this plan in fiscal year 2012.

In the fourth quarter of fiscal 2009, the Company announced a restructuring plan that included a supplemental voluntary retirement program and involuntary separations that would result in approximately a ten percent reduction in employee headcount and expenses worldwide. The Company completed this plan in fiscal year 2012.

The following table summarizes the activity related to the accrual for restructuring charges for the fiscal year ended February 29, 2012 (in thousands):

	Balance as of March 1, 2011	Severance & Benefits Charges	Assets Impairment	Payments	Balance as of February 29, 2012
Q4 Fiscal 2009 Restructuring Plan	$2	$-	$-	$(2)	$-
Q2 Fiscal 2010 Restructuring Plan	15	(15)	-	-	-
Q4 Fiscal 2010 Restructuring Plan	27	-	-	(27)	-
Q2 Fiscal 2011 Restructuring Plan	348	(83)	-	(228)	37
Q4 Fiscal 2011 Restructuring Plan	2,429	82	73	(2,513)	71
Q2 Fiscal 2012 Restructuring Plan	-	418	-	(368)	50
Q4 Fiscal 2012 Restructuring Plan	-	1,498		(927)	571
Balance as of February 29, 2012	$2,821	$1,900	$73	$(4,065)	$729

The following table summarizes the activity related to the accrual for restructuring charges for the fiscal year ended February 28, 2011
(in thousands):

	Balance as of March 1, 2010	Severance & Benefits Charges	Assets Impairment	Payments	Reclasses	Non-Cash Items	Balance as of February 28, 2011
Q4 Fiscal 2009 Restructuring Plan	$210	$-	$-	$(212)	$-	$4	$2
Q2 Fiscal 2010 Restructuring Plan	101	-	-	(86)	-	-	15
Q4 Fiscal 2010 Restructuring Plan	780	822	-	(1,440)	(24)	(111)	27
Q2 Fiscal 2011 Restructuring Plan	-	348	-	-	-	-	348
Q4 Fiscal 2011 Restructuring Plan	-	2,489	1,044	-	-	(1,104)	2,429
Balance as of February 28, 2011	$1,091	$3,659	$1,044	$(1,738)	$(24)	$(1,211)	$2,821

12. BENEFIT AND INCENTIVE PLANS (INCLUDING SHARE-BASED PAYMENTS)

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

Long Term Incentive Plan

Under the LTIP, the Compensation Committee of the Board of Directors is authorized to grant awards of stock options, restricted stock or restricted stock units, or other stock-based awards. The Committee is authorized under the LTIP to delegate its authority in certain circumstances. The purpose of this plan is to promote the interests of the Company and its shareholders by providing officers, directors and key employees with additional incentives and the opportunity, through stock ownership, to better align their interests with the Company’s and enhance their personal interest in its continued success. The maximum number of shares that may be delivered pursuant to awards granted under the LTIP is 2,000,000 plus: (i) any shares that have been authorized but not issued pursuant to previously established plans of the Company as of June 30, 2009, up to a maximum of an additional 500,000 shares; (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of June 30, 2009 and that subsequently expire unexercised, or are otherwise forfeited, up to a maximum of an additional 3,844,576 shares. The maximum number of incentive stock options that may be granted under the LTIP is 1,500,000. No participant may receive awards under the LTIP in any calendar year for more than 1,000,000 shares equivalents. As of February 29, 2012, awards amounting to 843,395 share equivalents may be granted under the LTIP.

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

Stock option plan activity is summarized below (in thousands, except per share data):

	Fiscal 2012 Shares	Weighted Average Exercise Price per Share	Fiscal 2011 Shares	Weighted Average Exercise Price per Share
Options outstanding, beginning of year	3,075	$22.75	3,480	$22.31
Granted	359	$23.46	423	$25.26
Exercised	(307)	$18.07	(523)	$18.81
Canceled, forfeited or expired	(195)	$29.08	(305)	$27.95
Options outstanding, end of year	2,932	$22.90	3,075	$22.75
Options exercisable, end of year	2,021	$22.85	1,976	$22.46

The following table summarizes information relating to outstanding and exercisable options as of February 29, 2012 (shares in thousands):

Range of Exercise Prices	Weighted Average Remaining Lives	Options Outstanding	Weighted Average Exercise Prices	Options Exercisable	Weighted Average Exercise Prices
$10.56 - $17.62	4.4	663	$16.41	544	$16.52
$18.29 - $22.35	5.4	907	$20.32	660	$20.38
$22.40 - $27.76	7.6	802	$25.26	320	$25.49
$27.90 - $36.13	4.6	560	$31.38	497	$31.36
	5.6	2,932	$22.90	2,021	$22.85

The following table summarizes information relating to currently outstanding and exercisable options:

For the fiscal years ended February 29 and 28,	2012	2011	2010
Aggregate intrinsic value of options exercisable (in thousands)	$8,606	$10,684	$2,718
Total intrinsic value of options exercised (in thousands)	$2,461	$4,016	$1,098
Total intrinsic value of options vested (in thousands)	$5,273	$6,084	$6,889
Total remaining unrecognized compensation cost (in thousands)	$6,338	$8,934	$11,623
Compensation expense recognized (in thousands)	$5,218	$5,589	$6,342
Weighted average grant-date fair value per share	$9.33	$10.98	$8.86
Weighted average remaining contractual life of options exercisable (in years)	4.5	4.5	4.6
Weighted average period over which the cost is expected to be recognized (in years)	1.43	1.29	1.75

The fair value of stock options granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

Fiscal Years Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Dividend yield	-	-	-
Expected volatility	43-44%	44-47%	47-50%
Risk-free interest rates	0.84 - 2.10%	1.35%-2.58%	2.13%-2.48%
Expected lives (in years)	5.02	5.02	5.01

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

RSAs and RSUs activity for the twelve months ended February 29, 2012 and February 28, 2011 is set forth below (shares in thousands):

	Fiscal 2012 Shares	Weighted Average Grant-Date Fair Value	Fiscal 2011 Shares	Weighted Average Grant-Date Fair Value
RSAs and RSUs outstanding, beginning of year	424	$23.79	90	$25.42
Granted	507	$23.53	462	$23.11
Canceled or expired	(51)	$26.17	(81)	$18.55
Vested	(130)	$25.34	(47)	$29.26
Restricted stock shares outstanding, end of year	750	$23.18	424	$23.79

The following table summarizes information relating to RSAs and RSUs activity:

For the fiscal year ended February 29 and 28,	2012	2011	2010
Total intrinsic value of shares vested (in thousands)	$3,256	$1,167	$1,202
Total fair value of shares vested (in thousands)	$3,304	$1,361	$1,795
Total intrinsic value of all outstanding shares (in thousands)	$19,190	$11,264	$1,762
Total unrecognized compensation cost (in thousands)	$13,475	$7,921	$1,238
Weighted average period over which the unrecognized compensation cost is expected to be recognized (in years)	1.53	2.09	1.19
Weighted average grant-date fair value per share	$23.53	$23.11	$16.87

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

The total unrecognized compensation cost related to SMSC’s stock appreciation rights plan is $5.3 million as of February 29, 2012. The weighted average period over which the cost is expected to be recognized is 2.74 years.

Activity under Plans is summarized below (shares in thousands):

	Fiscal 2012 Shares	Weighted Average Exercise Price per Share	Fiscal 2011 Shares	Weighted Average Exercise Price per Share	Fiscal 2010 Shares	Weighted Average Exercise Price per Share
SARs outstanding, beginning of year	4,249	$24.96	4,766	$24.69	3,852	$27.22
Granted	-	$-	-	$-	1,399	$17.61
Exercised	(260)	$17.85	(229)	$17.29	(121)	$17.06
Canceled or expired	(201)	$26.77	(288)	$26.69	(364)	$26.72
SARs outstanding, end of year	3,788	$25.35	4,249	$24.96	4,766	$24.69
SARs exercisable, end of year	2,939	$26.52	2,600	$26.47	2,005	$26.58

Activity under the Stock Appreciation Rights Plan is summarized below:

For the fiscal years ended February 29 and28,	2012	2011	2010
Aggregate intrinsic value (in thousands)	$12,912	$17,282	$5,125
Total fair value of SARs vested (in thousands)	$6,045	$9,802	$4,713
Total cash paid in connection with SARs (in thousands)	$2,311	$2,286	$485
Compensation expense recognized (in thousands)	$2,649	$15,937	$8,490
Weighted average grant-date fair value per share	$-	$-	$9.63
Weighted average remaining contractual life of SARs outstanding (years)	5.5	6.5	7.5
Weighted average remaining contractual life of SARs exercisable (years)	5.1	5.9	7.8

The fair value of SARs granted in connection with the Plans have been estimated utilizing the following assumptions:

Fiscal Years Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Dividend yield	-	-	-
Expected volatility	21-50%	37%-53%	41%-60%
Risk-free interest rates	0.01%-1.69%	0.04%-2.76%	0.15%-2.83%
Expected lives (in years)	0.00-4.70	0.02-5.62	0.50-6.20

Employee Stock Purchase Plan

The Company’s 2010 Employee Stock Purchase Plan (the “Purchase Plan”), effective November 1, 2010, provides for the issuance of up to 1,100,000 shares of common stock to eligible employees. The Purchase Plan provides for eligible employees to purchase whole shares of common stock at a price of 85% of the lesser of: (a) the fair market value of a share of common stock on the first date of the purchase period or (b) the fair market value of a share of common stock on the last date of the purchase period. Stock-based compensation expense for the Purchase Plan is recognized over the vesting period of six months on a straight-line basis. As of February 29, 2012 the Company had 994,417 shares available for future grants and issuances under the Purchase Plan. The Company recognized expense of $0.2 million in fiscal 2012.

13. RETIREMENT BENEFIT PLANS

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

The following tables summarize changes in the SERP’s benefit obligation, the SERP’s plan assets and the SERP’s components of net periodic benefit costs, including key assumptions. The measurement dates for the SERP’s plan assets and obligations were February 29, 2012 and February 28, 2011 (in thousands):

As of February 29 and 28,	2012	2011
Change in projected benefit obligation:
Beginning of year	$7,681	$7,411
Interest cost	347	412
Benefit payments	(740)	(740)
Actuarial loss	712	598
End of year	$8,000	$7,681

Change in plan assets:
Employer contribution	$740	$740
Benefits paid	(740)	(740)
Fair value of plan assets at end of year	$-	$-
Amounts recognized in the statement of financial position:
Current liabilities	$(655)	$(740)
Non-current liabilities	(7,345)	(6,941)
Pension liability at end of year	$(8,000)	$(7,681)
Amounts recognized in accumulated other comprehensive loss:
Net loss	$1,320	$608
Total amount recognized in accumulated other comprehensive income	$1,320	$608
Assumptions used in determining actuarial present value of benefit obligations:
Discount rate	3.55%	4.75%

For the Years Ended February 29 and 28,	2012	2011	2010
Components of net periodic benefit costs:
Service cost - benefits earned during the year	$-	$-	$311
Interest cost on projected benefit obligation	347	412	443
Net periodic pension expense	$347	$412	$754
Assumptions used to calculate periodic pension cost:
Discount rate	4.75%	4.75%	6.75%
Weighted average rate of compensation increase	-	-	-

The discount rate used in the Plan’s measurement is based upon a weighted average of high-quality long-term investment yields during the six-month period preceding the date of measurement.

Although the Plan is unfunded, the Company is the beneficiary of life insurance policies that have been purchased as a method of partially financing benefits. The cash surrender value of these policies was approximately $1.7 million at February 29, 2012 and February 28, 2011.

Annual benefit payments and contributions under this plan are expected to be approximately $0.7 million in fiscal 2013 and approximately $5.0 million cumulatively in fiscal 2014 through fiscal 2022.

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

The following tables summarize changes in the plan’s benefit obligation, the plan assets and components of net periodic benefit costs, including key assumptions. The measurement dates for the plan assets and obligations were February 29, 2012 and February 28, 2011 (in thousands):

As of February 29 and 28,	2012	2011
Change in projected benefit obligation:
Beginning of year	$1,746	$1,550
Service cost - benefits earned during the year	251	244
Interest cost	22	18
Amendments/Settlements/Curtailments	(39)	-
Actuarial loss	14	-
Benefit payments	(1,529)	(193)
Other	-	127
End of year	$465	$1,746

Change in plan assets:
Employer contribution	$1,529	$193
Benefits paid	(1,529)	(193)
Fair value of plan assets at end of year	$-	$-
Amounts recognized in the statement of financial position:
Current liabilities	$-	$(204)
Non-current liabilities	(465)	(1,542)
Net amounts recognized	$(465)	$(1,746)
Amounts recognized in accumulated other comprehensive loss:
Net loss	$7	$51
Total amount recognized in accumulated other comprehensive income	$7	$51
Assumptions used in determining actuarial present value of benefit obligations:
Discount rate	1.20%	1.25%
Weighted average rate of compensation increase	4.40%	3.00%

For the Years Ended February 29 and 28,	2012	2011	2010
Components of net periodic benefit costs:
Service cost - benefits earned during the year	$251	$244	$138
Interest cost on projected benefit obligation	22	18	14
Settlement loss recognized	19	-	-
Net periodic pension expense	$292	$262	$152
Assumptions used to calculate periodic pension cost:
Discount rate	1.25%	1.25%	1.50%
Weighted average rate of compensation increase	3.00%	3.00%	3.00%

The discount rate used in the Plan’s measurement is based upon an average of high-quality long-term investment yields in Japan. The weighted average rate of compensation increase reflects management’s current expectations of future compensation trends.

There is no benefit payments expected to be made by the plan in fiscal 2013. The plan as it pertains to non-director employees has been transitioned to a defined contribution plan in fiscal 2012.

14. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities and equipment under operating leases. The facility leases generally provide for the lessee to pay taxes, maintenance, and certain other operating costs of the leased property. At February 29, 2012 future minimum lease payments for non-cancelable lease obligations are as follows (in thousands):

Period	Amount
Fiscal 2013	$4,569
Fiscal 2014	3,275
Fiscal 2015	2,609
Fiscal 2016	2,193
Fiscal 2017 and thereafter	7,316
$19,962

For all operating leases, the total rent expense was as follows (in thousands):

For the Fiscal Years Ended February 29 and 28,	2012	2011	2010
Rent expense	$5,781	$4,947	$3,700

Open Purchase Orders

As of February 29, 2012 the Company had approximately $14.2 million in obligations under open purchase orders. Open purchase orders represent agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including quantities to be purchased, pricing provisions and the approximate timing of the transactions. These obligations primarily relate to future purchases of wafers from foundries, assembly and testing services and manufacturing and design equipment.

Supplier Financing

During fiscal 2012 and 2011 the Company acquired $5.9 million and $5.8 million, respectively, of software and other tools used in product design, for which the suppliers provided payment terms.

As of February 29, 2012, future supplier financing obligations are as follows (in thousands):

Period	Amount
Fiscal 2013	$8,008
Fiscal 2014	3,181
Fiscal 2015	842
Total supplier financing obligations	$12,031

Contingent Consideration — BridgeCo Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price of BridgeCo at acquisition on May 19, 2011 at the estimated fair value of $8.8 million. The contingent consideration arrangement provide for potential earnout payments of up to $5.0 million in 2012 and up to $22.5 million in 2013 to the former BridgeCo shareholders, depending on BridgeCo achievement of certain revenue goals in calendar years 2011 and 2012. The earnout payment for calendar year 2011 has been achieved at 100% and has been paid in the fourth quarter of fiscal 2012. The calendar year 2012 liability has been revalued to $2.8 million as of February 29, 2012 based on the likelihood of achieving the performance goals.

Contingent Consideration — Symwave Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price of Symwave at acquisition on November 12, 2010 at the estimated fair value of $3.1 million. The contingent consideration arrangement requires the Company to pay the former owners of Symwave an earnout amount equal to one times revenue (less certain agreed upon adjustments), depending on the achievement of certain revenue and gross profit margin performance goals, for each of the four quarterly periods from January 1, 2011 until December 31, 2011. No earnout payments shall be payable for any period after December 31, 2011. This liability was revalued to zero as of February 29, 2012 based on the performance goals not being met.

Contingent Consideration — STS Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of STS. The contingent consideration arrangement requires the Company to pay the former owners of STS an earnout amount of $3.0 million for the period from January 1, 2011 until December 31, 2011 provided that revenue meets performance goals set forth in the purchase agreement. No earnout payments shall be payable for any period after December 31, 2011. This liability was revalued to zero as of February 29, 2012 based on the performance goals not being met.

Contingent Consideration — Kleer Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of Kleer. The maximum amount of contingent consideration that can be earned by the sellers was $2.0 million as set forth in the purchase agreement. This liability was revalued to zero as of February 28, 2011 based on the performance goals not being met.

Contingent Consideration — K2L Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of K2L. The maximum amount of contingent consideration that can be earned by the sellers is 2.1 million Euro. Fifty percent of the contingent consideration was earned in calendar year 2010 and fifty percent is available to be earned in 2011 based on the level of achievement of revenue as set forth in the purchase agreement. On March 31, 2011, 1.05 million Euro in stock and cash was paid to the former owners of K2L for calendar year 2010 performance targets. The calendar year 2011 liability has been revalued to 1.05 million Euro as of February 29, 2012 based on the likelihood of achieving the performance goals. On March 31, 2012, 1.05 million Euros in cash and stock was paid to the former owners of K2L for calendar year 2011 performance targets. There are no further contingent consideration amounts due with respect to K2L.

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

Litigation

From time to time as a normal incidence of doing business, various claims and litigation have been asserted or commenced against the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability for damages and/or invalidate its proprietary rights. Any lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention, and an adverse outcome of any significant matter could have a material adverse effect on the Company’s consolidated results of operations or cash flows in the quarter or annual period in which one or more of these matters are resolved.

15. SUPPLEMENTAL CASH FLOW DISCLOSURES

The information below summarizes the Company’s supplemental  cash flow disclosures (in thousands):

For the Fiscal Years Ended February 29 and 28,	2012	2011	2010
Design tools acquired under supplier financing	$5,939	$5,804	$12,747
Cash payments made - federal, state, and foreign income taxes	$6,732	$14,253	$3,291

16. INDUSTRY SEGMENT, GEOGRAPHIC, CUSTOMER AND SUPPLIER INFORMATION

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

Sales and Revenues by Geographic Region

The Company’s sales by country are based upon the geographic location of the customers who purchase the Company’s products. For product sales to electronic component distributors, their countries may be different from those of the end customers. The information below summarizes sales and revenues to unaffiliated customers by country (in thousands):

For the Fiscal Years Ended February 29 and 28,	2012	2011	2010
China	$85,787	$77,247	$67,287
Taiwan	74,988	88,343	75,548
Japan	68,319	73,588	47,055
United States	30,474	33,853	21,665
Germany	27,616	28,197	20,852
Hong Kong	27,289	22,569	16,423
Other	97,631	85,682	58,948
	$412,104	$409,479	$307,778

Certain prior year amounts reported above have been reclassified to conform to the current year presentation.

Significant Customers

From period to period, several key customers account for a significant portion of the Company’s sales and revenues. Sales and revenues from significant customers, stated as percentages of total sales and revenues, are summarized as follows:

For Fiscal Years Ended February 29 and 28,	2012	2011	2010
Avnet Asia	12%	16%	12%

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

Long-Lived Assets by Geographic Region

The Company’s net property, plant and equipment by geographic area consists of the following (in thousands):

As of February 29 and 28,	2012	2011
United States and Canada	$49,206	$58,601
Luxembourg	7,398	-
Taiwan	2,922	3,393
Other Asia Pacific	3,379	3,235
Germany and Other Europe	1,518	2,153
	$64,423	$67,382

Significant Suppliers

The Company does not operate a wafer fabrication facility. Three independent semiconductor wafer foundries in Asia currently supply substantially all of the Company’s devices in current production. In addition, substantially all of the Company’s products are assembled and tested by several independent subcontractors in Asia.

17. RELATED PARTY TRANSACTIONS

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

 The Company has purchased equipment, supplies and services from Delta and Rasco as follows (in thousands):

For the Fiscal Years Ended February 29 and 28,	2012	2011	2010
Purchases from Delta and Rasco	$322	$382	$1,191

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data; the sum of the net income per share amounts may not total due to rounding)

Fiscal 2012

	Quarterly Ended
	May 31	Aug. 31	Nov. 30	Feb. 29
	(Unaudited)
Sales and revenues	$103,495	$112,581	$106,161	$89,867
Gross profit	$55,785	$60,344	$53,163	$46,367
Income (loss) from operations	$7,669	$21,520	$1,163	$(2,359)
Net income (loss)	$6,177	$11,891	$(3,277)	$(4,131)
Net income (loss) per share:
Basic	$0.27	$0.52	$(0.15)	$(0.19)
Diluted	$0.26	$0.51	$(0.15)	$(0.19)
Weighted average shares outstanding:
Basic	23,059	23,065	22,486	22,199
Diluted	23,557	23,493	22,486	22,199

The Company’s stock-based compensation charges included in income from operations and net income for fiscal year 2012, by quarter, are as follows (in thousands):

	Quarterly Ended
	May 31	Aug. 31	Nov. 30	Feb. 29
Stock-based compensation charges	$3,416	$(9,251)	$11,054	$2,985

Fiscal 2011

	Quarterly Ended
	May 31	Aug. 31	Nov. 30	Feb. 28
	(Unaudited)
Sales and revenues	$97,159	$104,084	$107,025	$101,211
Gross profit	$51,795	$58,658	$55,755	$48,686
Income (loss) from operations	$1,802	$22,346	$(8,186)	$2,685
Net income (loss)	$627	$12,902	$(4,574)	$1,672
Net income (loss) per share:
Basic	$0.03	$0.57	$(0.20)	$0.07
Diluted	$0.03	$0.57	$(0.20)	$0.07
Weighted average shares outstanding:
Basic	22,481	22,606	22,679	22,897
Diluted	22,787	22,756	22,679	23,158

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

19. SUBSEQUENT EVENT

On August 16, 2011, SMSC entered into an Assignment and Assumption of Lease Agreement (the “Agreement”) with Rep 80 Arkay Drive, LLC (“Rep 80”), pursuant to which SMSC will assign its interest in its corporate headquarters at 80 Arkay Drive, Hauppauge New York 11788 (“the Premises”) to Rep 80 pursuant to a sale/leaseback transaction (the “Transaction”).  The Transaction closed on March 14, 2012. The Transaction does not qualify for sale treatment and will be accounted for utilizing the deposit method.

At the closing of the Transaction, SMSC assigned its interest in the Premises to Rep 80 for $18,000,000.  In connection with the Transaction, SMSC provided purchase money financing to Rep 80 (the “Loan”).  The Loan is evidenced by a note from Rep 80 for the benefit of SMSC in the principal amount of $16,200,000 payable in five years at 5% interest on a monthly basis.  As security for the note, Rep 80 delivered to SMSC a mortgage in the principal amount of $16,200,000 encumbering the Premises.  Rep 80 also delivered an assignment of leases and rents with respect to all leases and rents at the Premises. As further security for the note, three principals of Rep 80 each executed a limited guaranty in favor of SMSC.

At Closing SMSC entered into three leases with Rep 80:

•	A six month triple net lease for approximately 78,000 square feet of the Premises,
•	A fifteen year triple net lease for approximately 112,000 square feet of the Premises, and
•	A fifteen year gross lease for approximately 10,000 square feet of the Premises.

The Agreement and Leases contains customary representations, warranties and covenants of Rep 80 and SMSC.

Schedule II — Valuation and Qualifying Accounts

For the Three Fiscal Years Ended February 29, 2012

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(in thousands)
Fiscal Year Ended February 29, 2012
Allowance for Doubtful Accounts	$325	$115	$-	$(85)	$355
Reserve for Product Returns (a)	$186	$1,341	$-	$(1,186)	$341
Valuation Allowance on Net Deferred Taxes	$8,036	$8,628	$64	$-	$16,728
Fiscal Year Ended February 28, 2011
Allowance for Doubtful Accounts	$464	$-	$-	$(139)	$325
Reserve for Product Returns (a)	$150	$1,010	$-	$(974)	$186
Valuation Allowance on Net Deferred Taxes	$4,142	$4,427	$(533)	$-	$8,036
Fiscal Year Ended February 28, 2010
Allowance for Doubtful Accounts	$438	$26	$-	$-	$464
Reserve for Product Returns (a)	$250	$198	$-	$(298)	$150
Valuation Allowance on Net Deferred Taxes	$5,835	$(485)	$(1,208)	$-	$4,142

(a) Represents sales value of expected returns of product from customers based on historical experience and recent trends.

INDEX TO EXHIBITS

Exhibit No	Description
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

10.1*	Employment Agreement with Steven J. Bilodeau, dated March 19, 2007, incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed on March 23, 2007.

10.2*	Transition Agreement dated June 3, 2008 with Steven J. Bilodeau incorporated by reference to Exhibit 99.1 to the registrant’s Form 8-K filed on June 6, 2008.

10.3*	Employment Agreement dated December 15, 2011 with Christine King incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on December 8, 2011.

10.4*	Letter Agreement with Kris Sennesael dated December 8, 2008 incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on December 10, 2008.

10.5*
Amendment to Letter Agreement between Kris Sennesael and Standard Microsystems Corporation dated as of November 3, 2009 incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K  filed on November 9, 2009.

10.6*
Indemnity Agreement with Steven J. Bilodeau, Peter Dicks, Timothy P. Craig, Ivan T. Fritsch, James A. Donohue, Andrew M. Caggia, Christine King, Stephen C. McCluski, Dr. Kenneth Kin, Walter Siegel, David S. Smith, Joseph S. Durko, Dr. Guenter Reichart, Richard Steinle, and Kris Sennesael incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on November 23, 2005.

10.7*	Letter Agreement with Walter Siegel dated as of November 3, 2009 incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on November 9, 2009.

10.8*	Letter Agreement with David Coller dated February 4, 2009 incorporated by reference to Exhibit 10.8 to the registrant’s Form 10-K filed on April 28, 2010.

10.9*	Amendment to Letter Agreement with David Coller dated February 4, 2009 incorporated by reference to Exhibit 10.9 to the registrant’s Form 10-K filed on April 28, 2010.

10.10*	Term Sheet for Relocation of Dave Coller incorporated by reference to Exhibit 10.10 to the registrant's Form 10-K filed on April 28, 2010.

10.11*	Letter Agreement with Roger Wendelken dated May 26, 2009 incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-K filed on April 28, 2010.

10.12*	Amendment to Letter Agreement with Roger Wendelken dated May 26, 2009 incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-K filed on April 28, 2010.

10.13*
Standard Microsystems U.S. Domestic Employee Relocation Benefits Guide, Executive Program, December 2011, incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on December 8, 2011.

10.14*	Form of Sales Incentive Plan for Roger Wendelken for fiscal year 2012 and subsequent years incorporated by reference to the registrant's Form 8-K filed on April 15, 2011.

10.15*	1994 Director Stock Option Plan, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated May 31, 1995.

10.16*	2001 Director Stock Option Plan, incorporated by reference to Exhibit B to the registrant’s Proxy Statement dated July 11, 2001.

10.17*	Amendment to the 2001 Director Stock Option Plan, dated April 4, 2002, incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-K for the fiscal year ended February 28, 2002.

10.18*	Amendment to the 1994 Director Stock Option Plan, adopted July 14, 1998, incorporated by reference to information appearing on page 11 of the registrant’s Proxy Statement dated June 1, 1998.

10.19*	Retirement Plan for Directors, incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-K for the fiscal year ended February 28, 1995.

10.20*	Amendment to the Retirement Plan for Directors, incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-K for the fiscal year ended February 28, 2002.

10.21*	1993 Stock Option Plan for Officers and Key Employees, incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated May 25, 1993.

10.22*	2005 Supplemental Executive Retirement Plan, amended and restated as of January 1, 2008 incorporated by reference to Exhibit 10.1 to the registrants’ Form 8-K filed on November 7, 2008.

10.23*	Amendment No. 1 to the Standard Microsystems Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on November 9, 2009.

10.24*	Amendment No. 2 to the Standard Microsystems Corporation Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10.22 to the registrant’s Form 10-K filed on April 28, 2010.

10.25*	Standard Microsystems Corporation Executive Severance Plan amended and restated as of November 3, 2009 incorporated by reference to Exhibit 10.23 to the registrant’s Form 10-K filed on April 28, 2010.

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

10.50*	Standard Microsystems Corporation 2009 Long Term Incentive Plan incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q filed on September 30, 2011.

10.51*	Form of stock option agreement for the Standard Microsystems 2009 Long Term Incentive Plan incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on July 14, 2009.

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

10.55*
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

10.58
Agreement and Plan of Merger, by and among Standard Microsystems Corporation, Comet Acquisition Corp., BridgeCo, Inc. and BCOA Nominees Limited, as Rights Holder Representative, dated as of May 19, 2011 incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed on May 20, 2011.

10.59*	Compensation of Dr. Guenter Reichart, Director, as reflected in the registrant’s Form 8-K filed on September 27, 2011.

10.60
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