Form 10-K/A
period 2012-02-29
STANDARD MICROSYSTEMS CORP
filed 2012-06-25
CIK 93384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark
One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) ECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-7kris s2

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

Number of shares of common stock outstanding as of April 17, 2012 22,411,930

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

Standard Microsystems Corporation  (the “Company,” “SMSC,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended February 29, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on April 23, 2012 (the “Original Filing”), to include the information required by Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to the Company’s 2012 Annual Meeting of Shareholders.  The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.  This Amendment No. 1 is not intended to update any other information presented in the Annual Report as originally filed.

Form 10-K/A
(Amendment No. 1)
For the Fiscal Year Ended December 31, 2011

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our Board currently has ten members. A majority of our Board (nine Directors) satisfies the current independence requirements of NASDAQ and the SEC.  All of our Directors are independent under applicable standards except for Ms. King.

Our bylaws require that our Board consist of no fewer than three persons. The exact number of directors is determined from time to time by resolution of a majority of our full Board.

Our Board is divided into three classes, with each Director serving a three-year term and one class being elected at each year’s Annual Meeting of stockholders. Messrs. Caggia and Donahue, and Ms. King serve as Directors with a term expiring on the date of the 2012 Annual Meeting.  Mr. Reichart was appointed as a Director on September 22, 2011 and will also stand for re-election at the 2012 Annual Meeting.  Messrs. Craig, Kin and Frisch serve as Directors with a term expiring on the date of the 2013 Annual Meeting.  Messrs. Bilodeau, Dicks and McCluski serve as Directors with a term expiring on the date of the 2014 Annual Meeting.

Set forth below is a brief biography of each Director that contains information regarding the individual’s service as a director, business experience for the past five years, directorships held during the past five years, information concerning certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Corporate Governance Committee and the Board to determine that the individual should serve as a director for the Company in fiscal year 2013.

Steven J. Bilodeau (53). Mr. Bilodeau has been a Director of the Company since 1999 and has served as Chairman of the Board of SMSC since February 2000.  He was President and Chief Executive Officer of SMSC from March 1999 through October 2008 and was its acting Chief Financial Officer from May 2008 until October 2008. Mr. Bilodeau is a director of Cohu, Inc.  He was also a director of Nu Horizons Electronics Corp., and Conexant Inc., until their sale in 2011, and a director of Gennum Corporation until its sale in 2012. We believe Mr. Bilodeau’s qualifications to sit on our Board include his knowledge of the Company’s business and the semiconductor industry, and executive and management experience. His prior service as CEO of the company has provided him with intimate knowledge of SMSC’s operations, strengths, weaknesses and goals, and SMSC’s competitive environment.

Peter F. Dicks (69). Mr. Dicks has been a Director since 1992 and also served as a Director from 1976 to 1991. His primary occupation is serving as a corporate director; directorships include, among others: Gartmore Fledgling Trust PLC., Sportingbet Plc., Polar Capital Technology Trust PLC., and Graphite Enterprise Trust PLC. We believe Mr. Dicks’ qualifications to sit on our Board include his knowledge of the Company’s business and experience as a director of many other entities.

Stephen C. McCluski (59). Mr. McCluski has been a Director since 2008. Mr. McCluski served as Senior Vice President and Chief Financial Officer at Bausch & Lomb Inc. until his retirement in 2007. He joined the ImmunoGen Board on April 27, 2007 and was named non-executive chairman of the board in November 2009 and served on the Board of Indevus Pharmaceuticals from June 9, 2003 until the company’s sale on February 23, 2009. We believe Mr. McCluski’s qualifications to sit on our Board include his global management experience and knowledge of financial and accounting matters and mergers and acquisitions.

Andrew M. Caggia (63). Mr. Caggia has been a Director since 2001. Mr. Caggia retired from SMSC after serving as Senior Vice President and Chief Financial Officer of SMSC from February 2000 until October 12, 2005 except for a short period in June 2005. We believe Mr. Caggia’s qualifications to sit on our Board include his knowledge of the Company’s business and the semiconductor industry, executive and management experience, and knowledge of financial and accounting matters.

James A. Donahue (63). Mr. Donahue has been a Director since 2003 and for the past five years has served as Director, President and Chief Executive Officer of Cohu, Inc., a manufacturer of test handling equipment used in the semiconductor industry. He was appointed Chairman of the Board of Directors of Cohu on March 12, 2010. We believe Mr. Donahue’s qualifications to sit on our Board include his knowledge of the Company’s business and the semiconductor industry, executive and management experience, and knowledge of financial and accounting matters.

Christine King (63). Ms. King has been a Director since October 20, 2008 and has been Chief Executive Officer and President of SMSC since October 20, 2008. Prior to that Ms. King served as Chief Executive Officer and President of AMI Semiconductor, Inc. from September 2001 until March 2008. Ms. King currently is a director of Idaho Power Company. She previously served as a director of AMI Semiconductor, Inc. from 2003 until its acquisition by ON Semiconductor Corporation in March 2008, as a director of ON Semiconductor Corporation from March 2008 until she left that position after joining SMSC in October 2008, as a director of Analog Devices, Inc. from 2003 to 2008 and as a director of Atheros Communications from April 2008 until its acquisition in May 2011. We believe Ms. King’s qualifications to sit on our board include her knowledge of the semiconductor industry, global and executive management experience, and experience in building long term customer relationships. Ms. King’s prior and current experience as CEO of publicly traded semiconductor companies also enhance her qualifications for the Board.

Timothy P. Craig (60). Mr. Craig has been a Director since 2003. He formerly was President of the Consumer Printer Division of Lexmark International, Inc., from which he retired in 2003. He is currently President of Corevalus Systems, a small privately held company providing computer related music services to religious institutions. We believe Mr. Craig’s qualifications to sit on our Board include his knowledge of the Company’s business, familiarity with current compensation issues, technical expertise and global management experience.

Ivan T. Frisch (74). Mr. Frisch has been a Director since 1992. He previously served as Executive Vice President and Provost of Polytechnic University of New York, from which he retired in 2003. We believe Mr. Frisch’s qualifications to sit on our Board include his knowledge of the Company’s business, technical expertise, and executive and management experience.

Dr. Kenneth Kin (65). Dr. Kin has been a Director since January 2009 and he had served as Senior Vice President, Taiwan Semiconductor Manufacturing, Inc. from 2003 until his retirement in December 2008. He is currently Associate Dean and Professor, College of Technology Management, National Tsing Jua University, Taiwan. We believe Dr. Kin’s qualifications to sit on our Board include his knowledge of and relationships within the semiconductor and personal computing industries, experience building long term customer relationships, global management experience and knowledge of the global supply chain, and expertise in Asia.

Dr. Guenter Reichart (64)  Dr. Reichart has been a Director since September 2011.   Dr. Reichart previously retired as Vice President within the Bavarian Motor Works Electronic Division in 2008, which had responsibility for system integration of body electronics, driver assistance, safety electronics and system architecture. He is currently a research fellow at the Institute of Informatics in Munich, Germany.  Dr. Reichart’s qualifications to sit on our Board include his automotive industry knowledge and relationships within that industry, as well as his technical and marketing expertise.

CORPORATE GOVERNANCE

Board of Directors and Committee Meetings

Our Board held ten (10) meetings in fiscal year 2012. It is the Company’s policy that Directors are expected to attend all or substantially all Board meetings and meetings of the Board committees on which they serve. Each Director attended at least 75% of the total number of Board meetings and meetings of Board committees on which such Director served in fiscal year 2012.

The Board does not have a formal policy on Directors’ attendance at Annual Stockholder Meetings, but it has been common practice for all Directors to attend the Annual Meeting, and all current Directors who were Directors at the time attended the most recent Annual Meeting in July of 2011.

The Board has established the position of Lead Independent Director, and has determined that the Chairman of the Corporate Governance Committee, currently Mr. Frisch, will fulfill that role. The Lead Independent Director is responsible, among other things, for: coordinating the activities of the other independent Directors; presiding at non-management meetings of the independent Directors; informing the management Directors of the results of deliberations among non-management Directors; acting as Chairman in the event the Chairman is unavailable; and acting as representative of the non-management Directors for communications with interested parties.

Our standing Board committees consist of an audit committee (the “Audit Committee”) a compensation committee (the “Compensation Committee”) and a corporate governance committee (the “Governance Committee”).

Audit Committee: The Audit Committee currently consists of Mr. Donahue (Chairman), Mr. McCluski and Mr. Caggia. Each member of our Audit Committee satisfies the independence requirements of NASDAQ and the SEC.  Our Audit Committee held six (6) meetings in fiscal year 2012.

The primary function of the Audit Committee is to assist the Board in its oversight responsibilities on matters relating to SMSC’s financial reporting, systems of internal controls, and audit. The Audit Committee provides advice, guidance and direction to management and to SMSC’s independent registered public accounting firm, using information shared through a free and open line of communication among the Audit Committee, management and the independent registered public accounting firm and, as appropriate, initiates inquiries into various aspects of SMSC’s financial affairs. The Audit Committee meets each quarter with management and the independent registered public accounting firm to review SMSC’s financial results before such results are publicly released, and more frequently on other matters if appropriate. The Audit Committee is also responsible for hiring, and determining fee arrangements with SMSC’s independent registered public accounting firm, monitoring the integrity of our financial statements, our independent auditors’ qualifications and independence, the performance of our audit function and independent auditor, and our compliance with legal and regulatory requirements. The Audit Committee has direct responsibility for the appointment, compensation, retention (including termination) and oversight of our independent auditors, and our independent auditors report directly to the Audit Committee.

Management is responsible for preparing SMSC’s financial statements and internal control over financial reporting, and the independent registered public accounting firm is responsible for performing an audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) with respect to both the financial statements and internal controls over financial reporting. Although each member of the Audit Committee is financially literate, as the Board interprets that qualification, none is currently practicing as a professional accountant or auditor. Their responsibilities do not include planning or conducting audits to determine that SMSC’s financial statements are complete and accurate and are presented in accordance with generally accepted accounting principles. The Audit Committee’s role also does not include a professional evaluation of the quality of the audits performed by the independent registered public accounting firm or that those audits were performed using generally accepted auditing standards. The Board has determined that each of Messrs. Donahue, McCluski and Caggia qualifies as an “audit committee financial expert”.

Compensation Committee: Our Compensation Committee consists of Messrs. Craig (Chairman), Dicks, Frisch and McCluski. Each member of the Compensation Committee satisfies the independence requirements of NASDAQ and qualifies as an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and a non-employee director within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Compensation Committee held eight (8) meetings in fiscal year 2012.

The primary duties of the Compensation Committee are approving the compensation of SMSC’s executive officers, including the Chief Executive Officer. The Compensation Committee also administers SMSC’s employee stock option, restricted stock and stock appreciation rights plans, and certain other benefit programs and is responsible for advising the Board on the compensation of the Company’s Directors. The Compensation Committee also plays a role in SMSC’s risk oversight with respect to our compensation practices – see “Board’s Role in Risk Oversight” below. The Compensation Committee meets or communicates regularly, both with and without management.

The Compensation Committee also reviews and discusses with management the Compensation Discussion and Analysis prepared for inclusion in our annual report on Form 10-K and proxy statement and, based on such review, determines whether to recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the annual report and the proxy statement. Furthermore, the Compensation Committee prepares the Compensation Committee Report furnished with this amended annual report on Form 10-K. The Compensation Committee Report for fiscal year 2012 is included in this amended annual report on Form 10-K under “Compensation Committee Report” below. The Compensation Discussion and Analysis describes the Compensation Committee’s procedures for determining executive compensation, including the role of compensation consultants and management.

Governance Committee and Diversity: Our Governance Committee consists of Messrs. Frisch (Chairman), Craig and Kin. Each member of the Governance Committee satisfies the independence requirements of NASDAQ. Our Governance Committee held five (5) meetings in fiscal year 2012.

Among other responsibilities, the Governance Committee considers candidates for Director nominees proposed by Directors, the Chief Executive Officer and stockholders. The Governance Committee has and may retain recruiting professionals to identify and evaluate candidates for Director nominees. The Governance Committee seeks to identify those individuals most qualified to serve as Board members and will evaluate each candidate against many criteria including strength of character, judgment, business experience, specific areas of expertise, and diversity, taking care to maintain a majority of independent Directors. Potential candidates are screened and interviewed by the Governance Committee, and the Governance Committee is responsible for conducting, subject to applicable law, any and all inquiries into the background and qualifications of any candidate. Although the Board does not have a policy regarding diversity, the governance Committee considers diversity in its broadest sense, including persons diverse in geography, gender, ethnicity, business experience, and professional expertise. The Board shall determine the final approval of any candidate. It is the Governance Committee’s policy, as part of its charter, to review any candidate recommended by the stockholders of the Company in light of the Governance Committee’s criteria for selection of new Directors. Any stockholder that would like to communicate directly with the Board or wishing to make a Director nomination should write to any named Director, c/o the Senior Vice President, General Counsel and Secretary of SMSC at 80 Arkay Drive, Hauppauge, New York 11788. All such communications will be forwarded directly to the addressed Director.

Board Committee Charters

The charters for our Audit Committee, Compensation Committee and Governance Committee are available free of charge in the Corporate Governance section of the Investor Relations portion of our website at www.smsc.com or upon written request to the Secretary of the Company, 80 Arkay Drive, Hauppauge, New York 11788.

Corporate Governance Guidelines

The Company has adopted Corporate Governance Guidelines that are available in the Corporate Governance section of the Investor Relations portion of the Company’s website at www.smsc.com.

Code of Ethics and Business Practices

The Board has adopted a Code of Business Conduct and Ethics applicable to the Directors, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Controller and all other officers and employees of the Company and is available in the Corporate Governance section of the Investor Relations portion of the Company’s website at www.smsc.com.

Board Leadership Structure & Executive Sessions of Non-Management Directors

The Board currently separates the roles of Chairman of the Board and Chief Executive Officer, and also maintains a Lead Independent Director. The Board believes that this structure is appropriate at this time, as it separates responsibilities and authority among a number of individuals, including management, outside directors, and independent directors. The independent directors meet separately after almost every Board meeting. Mr. Frisch, as the Lead Independent Director, presides over these sessions.

Board’s Role in Risk Oversight

The Board has established a process in which it has (i) identified what it believes are the most significant risks facing the Company, (ii) determined whether the Board as a whole or a particular Committee should review that risk with management, (iii) established a schedule for reviewing such risks, and (iv) identified how those risks are being addressed or monitored by the company.  These risks include operational, financial and legal risks, as well as a review of strategy, disaster planning, and other business performance issues.  The Board performed its most recent annual review in May 2012.  In addition, the Audit Committee, pursuant to its Charter, annually reviews the integrity of the company’s financial reporting processes and controls, and periodically reviews and discusses the risk management process with management and the Company’s independent registered public accountants. The Compensation Committee has also initiated a process in which at least annually it reviews with management the relationship between the Company’s compensation programs and risk taking by employees, including a focus on retention, employee incentives and their relationship with stockholder value, comparisons with peers, and balance between short and long term goals. Based on its review, the Compensation Committee has concluded that the Company’s compensation practices are not reasonably likely to have a material adverse effect on the Company. This conclusion is based, among other items, on the fact that incentive payments under the Company’s management incentive and sales incentive plans have a maximum payout, that the Company’s equity based instruments granted to employees have minimum vesting periods of several years and that the Company historically has generated sufficient cash to satisfy any claims of cash settled stock appreciation rights, and expects in the future to be able to generate or obtain in the market sufficient cash to meet these obligations. Notwithstanding the foregoing, there are inherent limitations to any risk management process or assessment including the possibility of human error, miscalculation of trends, risk factors and resources, and the circumvention or overriding of controls and procedures. Accordingly, even effective risk management processes can only provide reasonable assurance of achieving their objectives.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Process

The Compensation Committee of the Board is composed entirely of independent Directors within the meaning of applicable NASDAQ, SEC and IRS requirements. The charter of the Compensation Committee is available in the Corporate Governance section of the Investor Relations portion of the Company’s website at www.smsc.com. Pursuant to its charter, the Compensation Committee shall, among other duties, perform the following:

a)	Review periodically the Company’s compensation philosophy and strategies.

b)	Benchmark the Company’s compensation practices against relevant companies.

c)	Review annually the goals and objectives relevant for the compensation of the CEO, evaluate the performance of the CEO and approve the compensation of the CEO.

d)	Review annually, with input from the CEO, the performance, goals and objectives relevant for the compensation of executive officers other than the CEO, and approve their compensation.

e)	Review the relationship between the Company’s compensation programs and risk taking by employees.

The Compensation Committee has concluded that the Company’s compensation practices are not reasonably likely to have a material adverse effect on the Company.

Overview of Significant Committee Actions for Fiscal Year 2012

The Compensation Committee continued to establish challenging non-GAAP revenue and operating margin targets for the Company’s management incentive plans during fiscal year 2012.   As no payout is made under the management incentive plans if a minimum level of performance is not achieved, a significant portion of the annual compensation of Ms. King, and Messrs. Sennesael, Siegel, Coller and Wendelken (collectively the “ named executive officers”) is at risk.  The executive officers of the Company did not receive any payout under the Company’s management incentive plans for the second half of fiscal year 2012 because the Company did not achieve the revenue plan and as a result did not meet the target operating margin, despite delivering record full year revenue results.

The Committee  approved a revised employment agreement in December 2011 for Ms. Christine King, the Company’s President and Chief Executive Officer.   Ms. King received a base salary increase from $625,000 to $675,000, her first increase since she was hired in October 2008.  The revised employment agreement also eliminated the provision requiring the grant of a fixed amount of equity and replaced it with an annual equity grant in an amount to be determined each year by the Committee.

The Committee also resolved in April and June of 2011 not to authorize any gross ups in the future for compensation related matters for executive officers, except pursuant to normal policies in connection with relocations.

Compensation Philosophy and Objectives

The Compensation Committee’s objective is to develop and implement executive compensation programs that attract, motivate, reward and retain leadership talent to achieve our short and long-term business plans and goals. These programs are intended to facilitate accelerated revenue growth and enhanced profitability and closely align the financial interests of the Company’s named executive officers with those of its stockholders.

The executive compensation strategy adopted by the Compensation Committee encompasses four strategic themes:

Pay Competitively

Gear total cash compensation and total direct compensation to median market levels within the semiconductor sector and peer companies.

Pay for Performance

Provide opportunity for significant incentive rewards based upon achieving and surpassing established performance objectives.

Retention of Key Talent

Deliver long-term incentive grants designed to motivate and retain our leadership talent in executing our strategic objectives.

Good Governance and Transparency

Design and administer our programs to align with stockholder interests and good governance practices.

Stock Ownership Guidelines

In May 2009 the Board of Directors adopted recommended stock ownership guidelines for its named executive officers to encourage building share ownership over time. The Compensation Committee believes ownership guidelines help align the interests of its named executive officers with long-term business success and stockholder interests. The ownership guidelines are being phased in over a five year period beginning in May 2009, with named executive officers encouraged to satisfy the guidelines by May 2014.

The guidelines recommend stock ownership in an amount equal to two times base salary for the chief executive officer and one times base salary for all other executive officers. The value of unvested and vested restricted stock (and restricted stock units settled in stock), vested stock options, vested deferred stock, and common shares (including vested shares held in 401(k) or other accounts) will be considered equity ownership under the guidelines. The guidelines are recommended rather than mandatory because the Compensation Committee believes that circumstances beyond the control of the executives may prevent them from achieving these guidelines. As of February 29, 2012, all of the Company’s named executive officers had satisfied the applicable stock ownership guidelines.

Role of Executive Officers in Compensation Decisions

The Chief Executive Officer, because of her knowledge of the performance of her direct reports, consults closely with the Compensation Committee when it determines the compensation of the named executive officers. The Chief Executive Officer discusses directly with the Compensation Committee her own compensation although the Chief Executive Officer does not participate in the deliberations or vote on any determinations of her compensation. The Chief Executive Officer and the Vice President of Human Resources, who is not an executive officer, participated extensively with the Compensation Committee and Towers Watson in the design of the Company’s compensation programs. The General Counsel of the Company is currently serving as Secretary of the Compensation Committee, and also, with outside counsel, from time to time advises the Compensation Committee on current legal issues relating to compensation matters. The Chief Financial Officer attends meetings on an invitation basis and typically attends meetings in which financial calculations are required for agenda items. The Compensation Committee also meets in executive session without the presence of executive officers, including meeting alone with its independent compensation consultant.

Outside Compensation Consultant

The Compensation Committee has the authority to retain its own independent consultants or other advisers. The Compensation Committee initially retained Towers Watson in fiscal year 2009, and continued this engagement through fiscal year 2012, to assist it in evaluating and redesigning all elements of the Company’s compensation programs and practices. This work included advice on salaries, equity grants, severance, retirement benefits and perquisites, industry standards for equity burn rates and the employee stock purchase program. Towers Watson performed no other services for the Company in fiscal year 2012 apart from these compensation related services. The Compensation Committee has no policy specifically prohibiting the Company from retaining Towers Watson for engagements unrelated to its work for the Compensation Committee but the Company has no historic relationship with Towers Watson and does not currently anticipate retaining them for such other assignments.

Benchmarking Process

In determining the competitiveness of the Company’s executive compensation program, Towers Watson in February 2011 conducted a competitive assessment of the CEO and all executive officers. The study reviewed base salary, total cash compensation (base salary plus annual bonus) and total direct compensation (total cash plus the value of annualized long-term equity and/or equity-based incentives).

As part of this study, Towers Watson determined market rates based on analysis of survey and proxy data. Survey data from the then current Radford Executive Compensation Survey was utilized and scaled to reflect relative company size. Proxy data was obtained from public filings of a selected peer group of semiconductor companies: Conexant Systems, Inc. (“Conexant”), Cirrus Logic Inc., Cypress Semiconductor Corp., Integrated Device Technology, Intersil Corp., Microsemi Corp., PMC-Sierra Inc., Semtech Corp., Silicon Image Inc., Silicon Laboratories Inc. and Zoran Corporation (“Zoran”) (collectively the “Peer Group”). Long-term incentive values were computed based upon the Black-Scholes methodology.  In comparing executive job incumbents to this market study, the competitive assessment concluded that in the aggregate, base salaries for SMSC executives were between the median of the market and the 75th percentile, and in the aggregate, total target cash compensation for the executives was approximately at the 75th percentile of the market. The study also concluded that, in the aggregate, total target direct compensation was between the median and the 75th percentile of the market.  As reflected in a report of Towers Watson in April 2012, actual total direct compensation for fiscal year 2012 for all executive officers as a group was between the 25th and 50th percentile of the market because no MIP was paid for the second half of fiscal year 2012.  The Peer Group for April 2012 eliminated Conexant and Zoran since they were acquired and replaced them with OmniVision Technologies Inc. and QLogic Corp.

The Compensation Committee considered this information in adjusting base salary and equity grants to named executive officers in April 2011 for fiscal year 2012 as discussed below.

Components of Executive Compensation Program

The Compensation Committee established the following executive compensation program elements for fiscal year 2012:

Base Salary

In line with our philosophy and strategy, the base salary for our named executive officers has been established generally to be competitively targeted to the market median of the relevant labor market.  In determining base salary adjustments, the Compensation Committee considers the incumbent’s relative position to the labor market; performance against objectives; time elapsed since last increase; and other relevant factors.

In the recruiting of executive talent, the Compensation Committee also considers the base salary required to attract the individual and the individual’s prior compensation history.

In April 2011 the Committee resolved to increase the salaries of all named executive officers, except for Ms. King, effective June 1, 2011,as set forth below:

Name of Officer	Title of Officer	Prior Salary ($)	June 1, 2011 Salary ($)

Kris Sennesael	Senior Vice President and Chief Financial Officer	300,000	325,000
Roger Wendelken,	Senior Vice President of Worldwide Sales	300,000	315,000
David Coller,	Senior Vice President of Global Operations	315,000	325,000
Walter Siegel	Senior Vice President and General Counsel	317,100	325,000

The salary of Ms. King was increased from $625,000 to $675,000 as part of her revised employment agreement effective December 15, 2011.   This was Ms. King’s first increase since she was hired in October 2008 and was granted in recognition of her performance since that time.

Management Incentive Plan

The Compensation Committee adopted the Management Incentive Plan (“MIP”) in April 2009 that currently applies to all named executive officers except Ms. King,  who is subject to the Selected Officer MIP that was approved by the stockholders at the Company’s July 2009 Annual Meeting. Under the MIP, the named executive officers are eligible for bonus awards, payable entirely in cash, tied directly to target performance measures established by the Compensation Committee. The MIP is designed to pay out only if the pre-established financial targets are achieved and have an upside for superior results above the approved business plan. The Compensation Committee also established specific bonus targets for each eligible position, including all named executive officers, as a percentage of base salary based upon competitive benchmarks and relative position value, except that the percentage bonus targets under the MIP for the Chief Financial Officer, Senior Vice President of Worldwide Sales and Senior Vice President of Global Operations, and the Chief Executive Officer under the Selected Officer MIP (described in more detail below) had previously been established by the Compensation Committee when it approved those officers’ employment letters or agreements (as applicable).

Funding under the MIP commences when the Company meets certain designated performance targets for a period determined by the Compensation Committee, which must be at least equal to one fiscal quarter. The total amount of potential funds available will be based on a performance schedule reflecting a combination of the financial performance targets established by the Compensation Committee.

Participant awards under the MIP are calculated as follows: the Company’s actual results for the relevant measuring period will determine the actual amount of funds available pursuant to the performance schedule, and a performance percentage. Each participant in the MIP receives a separate individual performance rating that must be between 0.5 and 1.5 based on the satisfaction of personal objectives. The bonus available under the MIP for each participant is determined by multiplying a participant’s target award by the Company’s performance percentage by the individual performance rating. A named executive officer can earn a maximum of 225% of his target MIP for the applicable period if the Company achieves the maximum payout based on satisfaction of the targets, and the officer receives a performance rating of 1.5. Because Ms. King is subject to the Selected Officer MIP, as detailed below, she is not eligible for any positive discretion or individual performance rating, and her maximum payout is 150% of her target based on the Company’s performance percentage.  The MIP is intended to provide a payout only if the Company is at least break even under the specified non-GAAP financial measures. By plan design, the aggregate MIP payout can never exceed the amount of available funds generated by the performance schedule. The Compensation Committee retains discretion under the MIP to increase or decrease the payouts earned by named executive officers, although the Compensation Committee has not previously utilized this discretion to increase the amount of bonus earned by an executive officer and expects that it will only do so in the future in atypical circumstances. Annual bonuses paid under the MIP are not intended to be qualified for purposes of Section 162(m) of the Code.

The performance targets for a performance period under the MIP are based on one or more of the following business criteria: revenue, revenue growth, operating income, operating cash flow, operating margin, net income, net margin, earnings per share, EBITDA, return on sales, return on assets (net or gross), return on equity, return on invested capital and total stockholder return. The measurement of any performance targets may be based on non-GAAP or pro forma financial measures and may exclude the impact of charges for extraordinary, unusual, non-recurring or other items that the Compensation Committee determines should not be included in the performance targets.  The committee selected non-GAAP revenue and operating margin measures as the performance targets for the MIP in fiscal year 2012.

The Compensation Committee divided the MIP for fiscal year 2012 into two six month measuring periods, each of which had separate performance targets based on non-GAAP revenue and operating margin targets. The non-GAAP revenue and operating margin targets for the first half of fiscal year 2012 were $213 million and 13.8 % respectively; for the second half of fiscal year 2012 the non-GAAP revenue and operating margin targets were $230 million and 16% respectively.  The definitions of non-GAAP operating margin and revenues employed by the Compensation Committee are not always identical to the Company’s public reporting of these measures in its earnings calls, but are very similar. For the first half of fiscal year 2012, non-GAAP revenue and operating margin for the MIP differed from the publicly reported non-GAAP financial measures in its earnings calls as it excluded revenue and expenses from the Company’s acquisition of BridgeCo, Inc.   For the second half of fiscal year 2012, non-GAAP revenue and operating margin for the MIP were identical to the Company’s publicly reported non-GAAP financial measures in its earnings calls.  The actual performance of the Company under the relevant MIP revenue and operating margin targets was $206.6 million in revenue and 15.4% operating margin for the first half of fiscal year 2012 and $196 million in revenue and 9.9% operating margin for the second half of fiscal year 2012. Based on the Company’s performance, the Company achieved a 105.6% payout under the MIP for the first half of fiscal year 2012 and no (zero) payout under the MIP for the second half of fiscal year 2012.  Each named executive officer, other than Ms. King who is in the Selected Officer MIP as discussed below, received an individual performance rating equal to or greater than 100%.

The Selected Officer MIP is substantially similar to the MIP except it eliminates the discretion of the Compensation Committee to increase awards and eliminates the individual performance rating element of the MIP. Currently, Ms. King is the only named executive officer who participates in the Selected Officer MIP, as the Company believed she would be the only officer whose compensation might not otherwise be completely deductible by the Company for fiscal year 2012 because of the application of Section 162(m) of the Code. The definitions of operating margin and revenue for the Selected Officer MIP were the same as those employed for the MIP and the Company achieved the same payouts set forth above.  Ms. King received the formula calculation without reduction for the first half of fiscal year 2012.  She received no bonus for the second half of fiscal year 2012. The Compensation Committee may add additional named executive officers to the Selected Officer MIP as circumstances dictate. Payments made under the Selected Officer MIP are intended to be qualified for purposes of Section 162(m) of the Code.

For fiscal year 2012, the target bonus percentages for the applicable MIP for named executive officers were: Ms. King: 150% of base salary; Mr. Coller, 75% of base salary, Mr. Sennesael, 75% of base salary, Mr. Siegel, 50% of base salary; and Mr. Wendelken, 25% of base salary.  Ms. King’s and Messrs. Coller’s, Sennesael’s and Wendelken’s bonus percentages were established pursuant to the agreements they executed to induce them to join the Company in their current positions.   The actual bonuses received by the named executive officers are reflected in the Summary Compensation Table below.

Sales Incentive Plan

Mr. Wendelken, as Vice President of Worldwide Sales, also participates in the Company’s Sales Incentive Plan (“SIP”) at a rate equal to 33% of his base salary. The fiscal 2012 SIP provided for quarterly payments to eligible employees based on achieving two performance goals: designated quarterly year-to-date goals for “design win value” and designated quarterly year-to-date goals for “revenue.” “Design win value” means the cumulative forecasted revenue for the lifetime of all products.  One-half of the total quarterly SIP target is based on design win achievement against goals and one-half is based on sales revenue achievement against goals. For design wins, a threshold of 50% of the quarterly year-to-date goal must be achieved before any design win incentive is earned. At 50% achievement, 50% of the design win portion of the incentive target is earned; this payout increases linearly up to 100% of the incentive target at 100% design wins achievement. A maximum of 150% of the design wins portion of the incentive target may be earned for achievement over SIP targets on an annual basis. For revenue, a threshold of 75% of the quarterly year-to-date goal must be achieved before any revenue incentive is earned. At 75% achievement, 50% of the revenue portion of the incentive target is earned; this payout increases linearly up to 100% at 100% revenue achievement. A maximum of 120% of the revenue portion of the incentive target may be earned for achievement over SIP targets on an annual basis. Mr. Wendelken’s revenue and design win targets under the SIP for fiscal year 2012 were approximately $450 million and $1.44  billion respectively. He achieved 85% of his revenue target and 102% of his design win target under the SIP. The Compensation Committee approved Mr. Wendelken’s payouts pursuant to the SIP and his SIP payments are reflected in the Summary Compensation Table below.

Discretionary Bonuses

In certain unique situations, the Compensation Committee may choose to award additional discretionary cash bonuses to named executive officers in recognition of certain accomplishments or other performance-related considerations.  In October 2011, the Compensation Committee awarded Mr. Coller  a special one time bonus of $132,000 in recognition of his exceptional performance.

Long Term Equity Incentives

Though the Compensation Committee has no formal rules for allocating between long-term and current compensation, our executive compensation program is deliberately designed so that long-term compensation, rather than short-term compensation, comprises a significant portion of each named executive officer’s compensation. We believe the emphasis on long-term compensation serves to properly align the interests of our named executive officers with those of our stockholders by directly linking management incentives to the Company’s long-term performance, as reflected primarily in stock price appreciation and increased stockholder value.

Our named executive officers are generally eligible to receive equity or equity-based awards, either in the form of stock options, restricted stock, restricted stock units (“RSUs”) or cash-settled stock appreciation rights (“SARs”). Since the adoption of the 2009 LTIP the Company has used stockholder approved stock options, restricted stock and RSUs as the primary long-term incentive vehicles and ceased issuing cash settled SARs to employees and Directors in the latter half of calendar year 2009.  The Company determined to eliminate the use of SARs because of their unpredictable accounting impact on the Company’s earnings and because they are a claim on the Company’s cash. The 2009 LTIP allows both performance and time-based vesting of awards to retain and incentivize key employees and fungible share counting where full value awards (RSUs and restricted stock) are counted at a greater “cost” against the available share reserve (i.e., each share of restricted stock and each share relating to an RSU counts as 1.5 shares for purposes of such share reserve).

The Company’s insider trading policy prohibits named executive officers from buying, selling or exercising any market-traded option (put or call) on Company shares, from trading options for Company shares, from investing in other derivative securities based on Company shares, and from selling short any Company shares.

Newly hired executive officers generally receive option awards on the first day of their employment. The exercise price of all stock options and SARs granted are priced at the Company’s closing common stock price on the NASDAQ exchange on the date of grant. The SARs and stock options granted on the date of hire generally vest over four or five years in equal increments and have ten-year terms; restricted stock generally vests over three years.

The amount of equity compensation offered to named executive officers is based on a number of factors, including performance of the individual, performance of the Company, long-term career potential, the amount of time that has elapsed since any prior grant of equity-based compensation, the competitive market for similarly situated positions, amounts required to attract new employees, and other factors that the Compensation Committee determines are relevant in the particular case. It is the Compensation Committee’s intention to conduct annual reviews of compensation and make or adjust equity grants to named executive officers in April of each year, subject to the availability of equity within existing equity plans.

The Compensation Committee, with the assistance of its independent compensation consultant, Towers Watson, developed and adopted non-binding equity grant guidelines for the named executive officers and other employees in April 2011. These guidelines were developed using data from the then current Radford Executive Compensation Survey based on median competitive data for semiconductor companies with revenue between $250 million and $1 billion. The guidelines are based on this data as well as the particular terms of employment letters and prior performance of the named executive officers. The annual targets and grant ranges for the named executive officers for fiscal year 2012 were as follows:

Position/Grade	Long Term Incentive ($) Target)	Suggested Participation Level	Stock Option Low Range	Stock Option Target	Stock Option High Range	RSU Low Range	RSU Target	RSU High Range

President and Chief Executive Officer	$1,150,000	100%	15,500	31,000	46,500	15,500	31,000	46,500
Senior Vice President and Chief Financial Officer	$550,000	100%	7,500	15,000	22,500	7,500	15,000	22,500
Senior Vice President of Global Operations	$300,000	100%	4,000	8,000	12,000	4,000	8,000	12,000
Senior Vice President of Worldwide Sales	$300,000	100%	4,000	8,000	12,000	4,000	8,000	12,000
Senior Vice President and General Counsel	$300,000	100%	2,750	5,500	8,250	2,750	5,500	8,250
Totals	$2,600,000		33,750	67,500	101,250	33,750	67,500	101,250

In conjunction with the Towers Watson study, the Compensation Committee made the following equity grants to the following named executive officers in April 2011.

Name of Officer	Title of Officer	Option Grant (#)	RSU grant (#)
Christine King	President and Chief Executive Officer	44,100	44,100
Kris Sennesael	Senior Vice President and Chief Financial Officer	22,100	22,100
Roger Wendelken	Senior Vice President of Worldwide Sales	6,800	6,800
David Coller	Senior Vice President of Global Operations	8,200	8,200
Walter Siegel	Senior Vice President and General Counsel	11,000	11,000

The stock options granted in April 2011 will vest in equal annual increments over four years from the grant date for all named executive officers except Ms. King, whose stock options will vest in equal annual increments over three years from the grant date; all restricted stock units will vest in equal annual increments over three years from the grant date.  The grants to Mr. Sennesael include a one time grant of 5,000 stock options and 5,000 RSUs in recognition of his performance and promotion to Senior Vice President, effective April 12, 2011.  The grants to Mr. Siegel include a one time grant of 5,500 stock options and 5,500 RSUs in recognition of his performance and as an additional retention mechanism.  Mr. Wendelken was also promoted to Senior Vice President in recognition of his performance effective April 12, 2011.

The stock option grants made to all named executive officers in fiscal year 2012 were granted under the 2009 LTIP, which is a shareholder approved plan and is intended to qualify for purposes of Section 162(m) of the Code.

The Compensation Committee had previously determined in April 2010 that beginning in fiscal year 2012 the Company would issue annual awards of stock options and RSUs to the named executive officers instead of quarterly awards. The Compensation Committee implemented these changes to conform the Company’s equity granting practices more closely to its peers and market practice, and because the Compensation Committee believes a mix of stock options and RSUs serves as a better retention mechanism than stock options only, as stock options can lose their retentive value if the strike price far exceeds the then current stock price of the Company, (i.e. if the stock options become significantly “underwater”). In addition, granting RSUs will help conserve shares under the 2009 LTIP because the Company can convey the same amount of value with a smaller number of RSUs. These RSUs do not qualify as qualified performance-based compensation under Section 162(m) of the Code.

Health and Welfare Benefits

  Our named executive officers are eligible to receive the same health and welfare benefits that are generally available to other U.S.-based employees of the Company and a contribution to their benefit premium that is the same as generally provided to other employees, except for David Coller who was provided an individual international health benefit in lieu of the normal group health benefit as part of his expatriate assignment in Hong Kong for the term of the assignment. These benefits programs include health and dental insurance, health and dependent care flexible spending accounts, short-term and long-term disability coverage, a patent award program, life insurance, accidental death and dismemberment insurance, and certain other benefits. The Company also extended the executive disability program to all named executive officers during fiscal year 2010. Attributed costs of the personal benefits described above for the named executive officers for the fiscal year 2012, are included in the column labeled “All Other Compensation” in the Summary Compensation Table.

Retirement Benefits

SMSC maintains a tax-qualified 401(k) plan, which provides for broad-based employee participation. Under the 401(k) plan, all SMSC employees, including the named executive officers, are eligible to defer a portion of their compensation, subject to the IRS limit of $17,000, plus $ 5,500 if the employee is age 50 or older, into the 401(k) plan. In addition, all such employees are eligible to receive Company matching contributions in SMSC common stock for up to sixty-seven percent (67%) of the amount they voluntarily contribute to the 401(k) plan, with a further limit that no matching contribution may be made for employee contributions in excess of six percent (6%) of their compensation, as defined in the 401(k) plan. The matching contributions for the named executive officers for fiscal year 2012 are reflected in the Summary Compensation Table.

In addition, under the Company’s Supplemental Executive Retirement Plan (“SERP”), named executive officers that have been approved to participate in the SERP by the Board and whose employment terminates after full vesting (as provided in the SERP), or after a change in control (as defined in the SERP), will generally receive, beginning at age 65 or such officer’s alternate retirement date (or, upon total and permanent disability, if earlier), an annual benefit equal to 35% of the executive’s Base Annual Salary (as defined in the SERP) payable in equal monthly installments over a ten-year period. Of the current named executive officers only Mr. Siegel participates in the SERP. The Company, after approval of the Compensation Committee and the Board, amended the SERP in fiscal year 2010 to (i) freeze benefits for all current employee participants at 105% of their base annual salary on February 28, 2010, (ii) close the SERP to new participants, (iii) provide automatic vesting of benefits under the SERP upon a change of control of the Company for all employees who are employed at the time of the change of control, and (iv) limit the payout under the SERP in the event of a change of a control to ensure that aggregate compensation payable in connection with the change of control is one dollar less than the maximum amount permitted under Section 280G of the Internal Revenue Code. Towers Watson also advised on these matters. In addition, while the Company has made amendments to the SERP in an effort to comply with Section 409A of the Code, the SERP provides “gross up” tax protection in the event the participants incur a tax liability under Section 409A, despite efforts by the Company to make sure that no tax will apply.  The gross up protection, which only applies to Mr. Siegel, was added to the SERP in March 2007 and under the terms of the SERP cannot be unilaterally removed unless all vested participants, including former employees, consent.  The Compensation Committee resolved in April and June of 2011 not to authorize any gross ups in the future for compensation related matters for executive officers, except pursuant to normal policies in connection with relocations. The change in the net present value of the Company’s liability for Mr. Siegel under the SERP is set forth in the Summary Compensation Table.

Severance Benefits

The Company also maintains two severance plans, one for executives (the “Executive Severance Plan”) and one for all other United States employees. Pursuant to the Executive Severance Plan, all current named executive officers other than Ms. King and Mr. Coller, will receive a severance payment equal to one year’s base salary plus target annual bonus upon a required relocation or a termination without cause. In addition all equity-based instruments that would have vested within one year following their termination shall immediately vest. In the event they are terminated without cause, if they are retire or are disabled, or if they terminate their employment as a result of being required to relocate or having their compensation or duties reduced materially, in each case within 12 months following a change of control, then they shall receive the payments set forth above, but all equity-based instruments shall immediately vest. The Executive Severance Plan also provides for health care coverage equal to the time period in which the officer is entitled to severance. The severance benefits are capped at one dollar less than the maximum payout permitted pursuant to Section 280G of the Code. The Executive Severance Plan provides that these benefits may not be reduced without the written consent of the affected employee.  Mr. Coller receives benefits identical to those under the Executive Severance Plan pursuant to the localization agreement entered into with him in fiscal year 2013. Ms. King’s severance benefits are set forth under the section titled Compensation of the Chief Executive Officer below.

Perquisites

Mr. Coller received relocation benefits as part of his hiring package and the Compensation Committee approved revised relocation benefits in fiscal year 2010 for Mr. Coller when the Company decided to relocate him to Hong Kong.  Relocation benefits paid to Mr. Coller in fiscal year 2012  are reflected in the Summary Compensation Table and described in footnote 5 thereto.

Potential Payments Upon Termination of Employment or Change of Control

In addition, we have arrangements with certain of our named executive officers as set forth above in the section titled Severance Benefits, and as set forth below in the section titled Compensation of the Chief Executive Officer, which provide for the executives to receive certain payments and benefits upon a change of control of the Company. These arrangements are designed to maintain the continuity of the senior management team and to more closely align the financial interests of senior management with the stockholders of the Company.  Further information regarding the quantification of these arrangements is available below in the section titled Potential Payments Upon Termination or Change of Control as well as in the proxy statement filed on May 31, 2012 in connection with the merger agreement (as defined in Item 12).

Tax and Accounting Implications

Deductibility of Executive Compensation

Section 162(m) of the Code limits the amount of “applicable employee remuneration” deductible by SMSC for “covered” employees for any taxable year to $1,000,000. Qualifying performance-based compensation is not subject to such limitation if certain requirements are satisfied. Several of SMSC’s stockholder approved stock option plans permit the Company to pay compensation that is “performance-based” and thus fully tax deductible by SMSC. However, compensation paid pursuant to the employee cash-settled SARs plans, the Company’s MIP, RSUs and the Company’s inducement stock option plans are not qualified performance based compensation under Section 162(m). The Company is now using the 2009 LTIP as the only vehicle for stock option grants and the Selected Officer MIP for Ms. King to make it more likely that these types of compensation to covered employees will be fully deductible by the Company. During fiscal year 2012 approximately $66,000 of Ms. King’s compensation was not qualified under Section 162(m) and was not deductible by the Company, resulting in a tax adjustment of approximately $25,000 in the Company’s financial statements.  The Company believes it is important that it retains the flexibility to structure compensation arrangements necessary to attract and retain the best executive talent, even though such elements may not be fully deductible under Section 162(m).

Accounting for Stock-Based Compensation

In fiscal year 2007, SMSC began accounting for stock-based compensation, including its stock option grants, restricted stock awards, and stock appreciation rights, in accordance with the requirements of FASB Statement 123(R), now codified as FASB ASC Topic 718.

Compensation of the Chief Executive Officer

Ms. King is employed as the Company’s Chief Executive Officer pursuant to her employment agreement made as of October 1, 2008 and amended and restated effective as of December 15, 2011 (the “King Agreement”). The King Agreement replaced her prior employment agreement that was effective from October 20, 2008.  The King Agreement has an initial term of 3 years with one year automatic renewals unless terminated prior to the end of the then current term by either party on 180 days prior notice. The King Agreement provides that Ms. King will receive an annual salary of $675,000 and an annual target bonus of 150% of annual base salary. In the event Ms. King’s employment is terminated by the Company without Cause, or by her for Good Reason (both as defined in the King Agreement), (i) she will receive a lump sum payment equal to two years base salary and two times the Termination Payment (which is defined in the King Agreement to be 150% of her then current Base Salary),  (ii) all stock options, restricted stock, SARs or other equity awards that would have vested within one year after termination shall immediately vest, except that if Ms. King is terminated within one year following a change in control of the Company, all unvested equity instruments shall vest immediately on the date of termination, and (iii) the Company will provided family group health insurance to Ms. King equivalent to that provided by the Company as of the date of such termination for a period of 24 months following the termination. If the Company does not renew the King Agreement, Ms. King’s employment will terminate upon the expiration of the then current term and she shall receive a lump sum cash payment equal to (A) one year’s base salary and (B) the Termination Payment. In addition, all stock options, restricted stock, SARs or other equity awards that would have otherwise vested within one year after termination shall immediately vest. The King Agreement also provides that Ms. King will participate in the executive disability program and receive continued health care coverage equal to the period of her severance. Payments to Ms. King in the event of a change of control are also capped to eliminate any applicable excise tax under Section 280G of the Code.  The King Agreement also eliminated a provision from her prior agreement requiring the grant of a fixed amount of equity and replaced it with an annual equity grant in an amount to be determined each year by the Committee.

Ms. King’s total compensation package, which was at approximately the 77th percentile of total direct compensation at target levels based on an equal blend of data from the Peer Group and the Radford Executive Survey, was consistent with the Compensation Committee’s evaluation of her past performance as the chief executive officer of the company, and is structured to align with the interests of our stockholders by making the most significant elements of her compensation package based on increasing the price of the Company’s common stock.  Ms. King’s actual total direct compensation for fiscal year 2012 was below the 50th percentile of total direct compensation based on the data mentioned above because she did not receive a Selected Officer MIP bonus for the second half of fiscal year 2012. The CEO is compensated on a greater scale than the other named executive officers because of the scope, scale and complexity of this position.

Executive Employment Agreements

In addition to the King Agreement, Messrs. Coller, Sennesael, Siegel, and Wendelken have employment letters that were executed to induce them to join the Company. Each of the letter agreements was amended to comply with the terms of the Executive Severance Plan set forth above. The amended letter agreements also provide that to the extent any named executive officer was previously granted equity acceleration rights different than contained in the Executive Severance Plan, then the equity acceleration terms contained in the Executive Severance Plan shall govern all equity granted in the past. The amended executive officer agreements also eliminate “gross up” protection under Sections 280G and 409A of the code for any named executive officer that was entitled to this benefit, with the exception of any 409A gross up pursuant to the Company’s SERP, and payments in connection with a change in control are capped at one dollar less than the maximum payout permitted pursuant to Section 280G. The terms of these employment arrangements are outlined below in the section titled Employment Agreements.

COMPENSATION COMMITTEE REPORT

The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that SMSC specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

The Compensation Committee of our Board of Directors has reviewed and discussed the “Compensation Discussion and Analysis” section with management. Based on the review and discussions, the Compensation Committee recommended that the Board of Directors include the “Compensation Discussion and Analysis” section in this Annual Report on Form 10-K/A.

COMPENSATION COMMITTEE

Timothy P. Craig, Chairman
Peter F. Dicks
Ivan T. Frisch
Stephen C. McCluski

The following table sets forth the compensation paid to or earned during fiscal year 2012 by the individuals who were serving as named executive officers as of the end of fiscal year 2012:

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value ($)(4)	All Other Compensation ($)(5)	Total ($)
Christine King	2012	$635,000	-		$1,102,500	$452,938	$495,000	-	$10,123	$2,695,561
President and Chief	2011	$625,000	-		$852,462	$817,943	$1,278,281	-	$9,800	$3,583,486
Executive Officer	2010	$625,000	$150,000	(6)	$150,017	$1,398,215	$994,688	-	$475,289	$3,793,209

Kris Sennesael	2012	$318,269	-		$552,500	$226,982	$118,800	-	$13,954	$1,230,506
Senior Vice President and	2011	$300,000	-		$426,231	$408,971	$322,127	-	$9,800	$1,467,129
Chief Financial Officer	2010	$300,000	-		-	$184,324	$270,316	-	$94,689	$849,329

Walter Siegel	2012	$322,873	-		$275,000	$112,978	$83,714	$242,332	$9,849	$1,046,746
Senior Vice President,	2011	$317,100	-		$113,396	$108,948	$216,183	$73,684	$9,800	$839,111
General Counsel and	2010	$297,617	-		-	$196,575	$161,009	$95,934	$16,927	$768,062

David J. Coller	2012	$315,000	$132,000	(7)	$205,000	$84,220	$143,451	-	$494,247	$1,373,918
Senior Vice President	2011	$315,000	-		$157,796	$152,076	$352,727	-	$326,141	$1,303,740
of Global Operations	2010	$308,942	-		$100,004	$496,688	$317,001	-	$88,705	$1,311,340

Roger Wendelken	2012	$310,962	-		$170,000	$69,841	$128,002	-	$9,653	$688,457
Senior Vice President	2011	$282,212	-		$562,597	$75,825	$211,671	-	$9,800	$1,142,105
of WW Sales	2010	$179,808	$25,000	(8)	-	$1,000,388	$143,770	-	$5,955	$1,354,921

(1)
These amounts represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The aggregate grant date fair value for restricted stock is calculated using the closing price of the Company’s Common Stock on the date of grant.

(2)
These amounts represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The aggregate grant date fair value for option awards is calculated using the closing price of the Company’s Common Stock on the date of grant.  The assumptions and methodology employed by the Company to value option awards is set forth on pages 70 – 71 of the Company’s Annual Report on Form 10-K for fiscal year 2012 filed on April 23, 2012.

(3)
For Ms. King and Messrs. Sennesael, Siegel, Coller and Wendelken, the fiscal year 2012 amounts represent the cash paid pursuant to the Company’s Selected Officer MIP and MIP, respectively. For Mr. Wendelken, these amounts also include$86,423 in payments pursuant to the SIP made in the fiscal year 2012 as well as any SIP payments in prior years..

(4)	These amounts represent the change in the net present value of the Company’s liability for Mr. Siegel under the SERP.

(5)
Amounts for fiscal year 2012 consist of the following:  Ms. King: $10,123 in Company matching contributions under the Savings Plan;  Mr. Sennesael: $9,954 in Company matching contributions under the Savings Plan and $4,000 in executive health program: Mr. Siegel: $9,849 in Company matching contributions under the Savings Plan: Mr. Coller: $10,662 in taxable relocation expenses, $249,094 for taxes paid including gross-up of federal and state taxes, $33,183 for cost of living allowance relating to the difference of the cost of goods and services between the home and host country, $4,000 in executive health program, $146,456 for Hong Kong housing, $32,455 for tuition, $8,500 in travel allowance and, $9,897 in Company matching contributions under the Savings Plan; Mr. Wendelken: $9,653 in Company matching contributions under the Savings Plan.

(6)	Represents a sign on bonus paid per Ms. King’s employment agreement.

(7)	Represents a special performance bonus. See page 9 of this amended Annual Report on Form 10-K for more details.

(8)	Represents a one-time sign on bonus.

Employment Agreements

Christine King

Ms. King and SMSC entered into employment agreement, effective December 15, 2011, providing for her employment as President and Chief Executive Officer of SMSC until December 15, 2014. Ms. King’s current annual base salary is $675,000. Her current total bonus target is 150% of base salary; pursuant to the Selected Officer MIP her current total bonus opportunity at the maximum level of performance by the Company is 225% of base salary. Ms. King’s employment agreement also provides for:

—	automatic extensions for one-year periods after the initial term, unless the Company elects not to extend the term by providing at least 180 days notice to Ms. King;

—
in the event Ms. King’s employment is terminated by the Company without Cause, or by her for Good Reason (both as defined in the King Agreement), (i) she will receive a lump sum payment equal to 2 years base salary and two times the Termination Payment (as defined in the King Agreement), and (ii) all stock options, restricted stock and SARs that would have vested within one year after termination shall immediately vest, except that if Ms. King is terminated within one year following a change in control of the Company, all unvested equity instruments shall vest immediately on the date of termination. If the Company does not renew the King Agreement, Ms. King’s employment will terminate upon the expiration of the then current term and she shall receive a lump sum cash payment equal to (i) one year’s base salary and (ii) the Termination Payment (as defined in the King Agreement). In addition, all stock options, restricted stock and SARs that would have vested within one year after termination shall immediately vest;

—
in the event of termination for death or disability, payment of unused vacation and unpaid salary and business expenses through the termination date, plus a pro rata bonus based on the number of days worked prior to termination;

—	an annual equity grant in an amount to be determined by the Compensation Committee;

—	group healthcare coverage equal to the time period for severance;

—	customary provisions regarding assignment of inventions, trade secrets, and works of authorship; and

—
customary restrictive covenants including nondisclosure, non-solicitation of employees for one or two years following termination of employment (depending on the reason for termination), and non-competition by the executive for one or two years following termination of employment (depending on the reason for termination).

David J. Coller

Mr. Coller and SMSC have entered into an employment letter dated February 4, 2009 as subsequently amended providing for his employment as Senior Vice President of Global Operations. Mr. Coller’s base salary was increased from $325,000 to $335,000 on June 1, 2012.  His current target bonus opportunity is 75% of base salary; his total bonus opportunity including overachievement pursuant to the Company’s MIP is up to approximately 169% of his base salary.   In fiscal year 2013 Mr. Coller entered into a localization agreement with the Company which maintains the same benefits set forth above.

Kris Sennesael

Mr. Sennesael and SMSC have entered into an employment letter dated December 8, 2008 as subsequently amended providing for his employment as Senior Vice President and Chief Financial Officer of SMSC. Mr. Sennesael’s base salary was increased from $325,000 to $345,000 on June 1, 2012. His current target bonus opportunity is 75% of base salary; his total bonus opportunity including overachievement pursuant to the Company’s MIP is up to approximately 169% of his base salary.

Walter Siegel

Mr. Siegel and SMSC have entered into an employment letter dated November 3, 2009 providing for his employment as Senior Vice President and General Counsel of SMSC. Mr. Siegel’s base salary was increased from $325,000 to $335,000 on June 1, 2012. His current target bonus opportunity is 50% of base salary; his total bonus opportunity including overachievement pursuant to the Company’s MIP is up to approximately 113% of his base salary.

Roger Wendelken

Mr. Wendelken and SMSC have entered into an employment letter dated May 26, 2009 providing for his employment as Senior Vice President of Worldwide Sales. Mr. Wendelken’s base salary was increased from $315,000 to $335,000 on June 1, 2012. His current target bonus opportunity for the MIP is 25% of base salary; his total bonus opportunity including overachievement pursuant to the Company’s MIP is up to approximately 56% of base salary. His current target bonus opportunity for the SIP is approximately 33% of base salary; his current total bonus opportunity including overachievement pursuant to the Company’s SIP is up to approximately 45% of base salary.

Executive Severance Plan

Each of Messrs. Sennesael’s, Siegel’s and Wendelken’s letter agreements provides for their participation in the Executive Severance Plan, the terms of which are described above in the section titled Severance Benefits.   Under Mr. Coller’s localization agreement entered into in fiscal year 2013 he is no longer a participant in the Executive Severance Plan but is entitled to the same benefits as set forth in the Executive Severance Plan.

—	Customary restrictive covenants including non-solicitation of employees and non-competition for one year following termination of employment.

The following table sets forth information regarding the awards granted to our named executive officers pursuant to Company plans during fiscal year 2012:

GRANTS OF PLAN-BASED AWARDS—FISCAL YEAR 2012
									Exercise or
				Estimated Future Payouts Under			All Other	All Other	Base Price	Aggregate
				Non-Equity Incentive Plan Awards(1)			Stock	Option	of Options	Grant Date
Name	Plan	Grant	Approval	Threshold	Target	Maximum	Awards	Awards:	Awards	Fair Value
(a)	Name(5)	Date (b)	Date	($)(c)	($) (d)	($)(e)	(#)(i)(2)	(#)(j)(3)	($/Sh(k)	($/)(l)(4)

Christine King	09LT	4/15/2011	4/12/2011	-	$468,750	$703,125	-	44,100	25.00	$452,938
	09LT	4/15/2011	4/12/2011	-	$506,250	$759,375	44,100	-	-	$1,102,500
			Total	-	$975,000	$1,462,500

Kris Sennesael	09LT	4/15/2011	4/12/2011	-	$112,500	$253,125	.	22,100	25.00	$226,982
	09LT	4/15/2011	4/12/2011	-	$121,875	$274,219	22,100	.	-	$552,500
			Total	-	$234,375	$527,344

Walter Siegel	09LT	4/15/2011	4/12/2011	-	$79,275	$178,369	-	11,000	25.00	$112,978
	09LT	4/15/2011	4/12/2011	-	$81,250	$182,813	11,000	-	-	$275,000
			Total	-	$160,525	$361,181

David J. Coller	09LT	4/15/2011	4/12/2011	-	$118,125	$265,781	-	8,200	25.00	$84,220
	09LT	4/15/2011	4/12/2011	-	$121,875	$274,219	8,200	-	-	$205,000
			Total	-	$240,000	$540,000

Roger Wendelken	09LT	4/15/2011	4/12/2011	-	$37,500	$84,375		6,800	25.00	$69,841
	09LT	4/15/2011	4/12/2011	-	$39,375	$88,594	6,800	-	-	$170,000
				-	$50,738	$68,496	-	-	-	$-
				-	$51,976	$70,168		-	-	-
			Total	-	$179,589	$311,633

(1)
The amounts set forth under these columns represents target and maximum cash awards pursuant to the Company’s MIPs and SIP. The first row in the column for each named executive officer represents the payout and maximum cash target pursuant to the MIP for the first half of fiscal year 2012. The second row represents the target and maximum cash payouts pursuant to the MIP for the second half of fiscal year 2012. Actual cash payments for fiscal year 2012 are reflected in the Summary Compensation Table.  With respect to Mr. Wendelken, the third row in the column represents his target and maximum earned amounts pursuant to the SIP for the first half of fiscal year 2012 and the fourth row represents his target and maximum earned amounts pursuant to the SIP for the second half of fiscal year 2012.

(2)	Represents the number of RSUs granted in fiscal year 2012.

(3)	All awards set forth in this column are Stock Options.

(4)	These amounts represent the grant date fair value calculated in accordance with FASB ASC Topic 718.

(5)	09LT is the abbreviation for the 2009 Long Term Incentive Plan.

Description of Plan Based Awards

All discussion of the material terms of the Stock Options and RSU awards granted to the named executive officers in fiscal year 2012 can be found above, in the section titled Long Term Equity Incentives..  The following table sets forth information regarding outstanding equity awards held by the Company’s named executive officers as of the end of fiscal year 2012:

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END

	Option Awards							Stock Awards
			Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised		Option	Option	Number of Shares or Units of Stock Held That		Market Value of Shares or Units of Stock Held That
Name	Grant	Grant	(#) Exercisable	Options (#) Unexercisable		Exercise Price ($)	Expiration Date	Have Not Vested		Have Not Vested
(a)	Year (1)	Date	(b)	(c)		(e)	(f)	(#)(g)		($)(h)(2)

Christine King	2009	10/20/2008	225,000	75,000	(3)	$19.08	10/20/2018	-		-
	2009	1/15/2009	18,750	-	(4)	$14.68	01/15/2019			-
	2009	10/20/2008				-	-	6,551	(5)	$167,640
	2010	4/15/2009	25,001	12,499	(4)	$17.02	04/15/2019	-		-
	2010	7/15/2009	25,000	12,500	(4)	$21.60	07/15/2019	-		-
	2010	10/15/2009	25,000	12,500	(4)	$21.46	10/15/2019	-		-
	2010	1/15/2010	25,000	12,500	(4)	$22.29	01/15/2020	-		-
	2010	5/8/2009	-	-		-	-	4,274	(6)	$109,372
	2011	4/15/2010	12,500	25,000	(4)	$27.76	04/15/2020	-		-
	2011	7/15/2010	3,917	7,833	(4)	$23.46	07/15/2020	-		-
	2011	10/15/2010	3,917	7,833	(4)	$24.09	10/15/2020	-		-
	2011	1/18/2011	3,917	7,833	(4)	$25.00	01/18/2021	-		-
	2011	7/15/2010	-	-		-	-	7,833	(7)	$200,446
	2011	10/15/2010	-	-		-	-	7,833	(7)	$200,446
	2011	1/18/2011	-	-		-	-	7,833	(7)	$200,446
	2012	4/15/2011	-	44,100	(4)	$25.00	4/15/2021	-		-
	2012	4/15/2011						44,100	(7)	$1,128,519

Kris Sennesael	2009	1/5/2009	60,000	40,000	(8)	$16.90	01/05/2019	-		-
	2009	1/5/2009	-	-		-	-	2,959	(5)	$75,721
	2010	1/15/2010	9,376	9,374	(3)	$22.29	01/15/2020	-		-
	2011	4/15/2010	4,688	14,062	(3)	$27.76	04/15/2020	-		-
	2011	7/15/2010	1,468	4,407	(3)	$23.46	07/15/2020	-		-
	2011	10/15/2010	1,468	4,407	(3)	$24.09	10/15/2020	-		-
	2011	1/18/2011	1,468	4,407	(3)	$25.00	01/18/2021	-		-
	2011	7/15/2010	-	-		-	-	3,916	(7)	$100,210
	2011	10/15/2010	-	-		-	-	3,916	(7)	$100,210
	2011	1/18/2011	-	-		-	-	3,916	(7)	$100,210
	2012	4/15/2011	-	22,100	(3)	$25.00	4/15/2021	-		-
	2012	4/15/2011	-	-		-	-	22,100	(7)	$565,539

Walter Siegel	2006	10/24/2005	90,000	-	(8)	$30.91	10/24/2015	-		-
	2007	10/13/2006	5,000	-	(9)	$31.30	10/13/2016	-		-
	2009	5/12/2008	1,875	625	(9)	$29.59	05/12/2018	-		-
	2009	7/15/2008	1,875	625	(9)	$27.65	07/15/2018	-		-
	2009	10/15/2008	1,875	625	(9)	$18.89	10/15/2018	-		-
	2009	1/15/2009	1,875	625	(9)	$14.68	01/15/2019	-		-
	2010	4/15/2009	2,500	2,500	(9)	$17.02	04/15/2019	-		-
	2010	7/15/2009	2,500	2,500	(3)	$21.60	07/15/2019	-		-
	2010	10/15/2009	2,500	2,500	(3)	$21.46	10/15/2019	-		-
	2010	1/15/2010	2,500	2,500	(3)	$22.29	01/15/2020	-		-
	2011	4/15/2010	1,250	3,750	(3)	$27.76	04/15/2020	-		-
	2011	7/15/2010	390	1,173	(3)	$23.46	07/15/2020	-		-
	2011	10/15/2010	390	1,173	(3)	$24.09	10/15/2020	-		-
	2011	1/18/2011	390	1,173	(3)	$25.00	01/18/2021	-		-
	2011	7/15/2010	-	-		-	-	1,042	(7)	$26,665
	2011	10/15/2010	-	-		-	-	1,042	(7)	$26,665
	2011	1/18/2011	-	-		-	-	1,042	(7)	$26,665
	2012	4/15/2011	-	11,000	(3)	$25.00	4/15/2021	-		-
	2012	4/15/2011	-	-		-	-	11,000	(7)	$281,490

David J. Coller	2010	3/2/2009	-	-		-	-	3,429	(6)	$87,748
	2010	3/2/2009	30,000	45,000	(8)	$14.58	03/02/2019	-		-
	2011	4/15/2010	1,750	5,250	(3)	$27.76	04/15/2020	-		-
	2011	7/15/2010	543	1,632	(3)	$23.46	07/15/2020	-		-
	2011	10/15/2010	543	1,632	(3)	$24.09	10/15/2020	-		-
	2011	1/18/2011	543	1,632	(3)	$25.00	01/18/2021	-		-
	2011	7/15/2010	-	-		-	-	1,450	(7)	$37,106
	2011	10/15/2010	-	-		-	-	1,450	(7)	$37,106
	2011	1/18/2011	-	-		-	-	1,450	(7)	$37,106
	2012	4/15/2011	-	8,200	(3)	$25.00	4/15/2021	-		-
	2012	4/15/2011	-	-		-	-	8,200	(7)	$209,838

Roger Wendelken	2010	6/22/2009	37,500	37,500	(9)	$18.18	06/22/2019	-		-
	2011	7/15/2010	625	1,875	(3)	$23.46	7/15/2020	-		-
	2011	10/15/2010	625	1,875	(3)	$24.09	10/15/2020	-		-
	2011	1/18/2011	625	1,875	(3)	$25.00	1/18/2021	-		-
	2011	7/15/2010	-	-		-	-	1,666	(7)	$42,633
	2011	10/15/2010	-	-		-	-	1,666	(7)	$42,633
	2011	11/10/2010	-	-		-	-	9,486	(7)	$242,747
	2011	1/18/2011	-	-		-	-	1,666	(7)	$42,633
	2012	4/15/2011	-	6,800	(3)	$25.00	4/15/2021	-		-
	2012	4/15/2011	-	-		-	-	6,800	(7)	$174,012

(1)	All grant years represent the fiscal year in which the grant was made.

(2)
Market value is calculated by multiplying the total number of shares of restricted stock or RSUs that are unvested by $25.59 which was the closing price of a share of company stock, as listed on the NASDAQ on 2/29/12.

(3)	Grant of stock options which vest in four equal yearly installments beginning on the first anniversary of the grant date.

(4)	Grant of stock options which vest in three equal yearly installments beginning on the first anniversary of the grant date.

(5)	Grant of restricted stock which vest 25% on the second anniversary of the grant date, 25% on the third anniversary of the grant date and 50% on the fourth anniversary of the grant date.

(6)	Grant of restricted stock awards of which vest 25% vest on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date.

(7)	Grant of restricted stock units which vest in three equal annual installments beginning on the first anniversary of the date of grant.

(8)	Grant of stock options which vest in five equal yearly installments beginning on the first anniversary of the grant date.

(9)	Grant of SARs which vest in four equal yearly installments beginning on the first anniversary of the grant date.

The following table sets forth information concerning each exercise of stock options, SARs and similar instruments, and each vesting of stock, including restricted stock, RSUs and similar instruments, during fiscal year 2012 for each named executive officer on an aggregated basis:

OPTION EXERCISES AND STOCK VESTED—FISCAL YEAR 2012

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized Upon Vesting
(a)	(b)	(c)	(d)	($)(e)

Christine King	-	-	17,164	$407,755
Kris Sennesael	-	-	7,356	$179,385
Walter Siegel	-	-	2,178	$52,819
Dave J. Coller.	-	-	3,890	$96,530
Roger Wendelken	-	-	7,246	$171,813

PENSION BENEFITS — FISCAL YEAR 2012 (as of February 29, 2012)

	Plan	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Name	Name	(#)	($)	($)
(a)	(b)(1)	(c)	(d)(2)	(e)
Walter Siegel	SERP	6	$493,995	—

*  Ms. King, Mr. Sennesael, Mr. Coller and Mr. Wendelken do not participate in the SERP.

(1)	For a description of the Company’s SERP, see above under the section titled Retirement Benefits.

(2)
The valuation method and material assumptions applied in qualifying the present value of the current accrued benefit are located in the Section entitled “Supplemental Retirement Plan” on page 73 of the Company’s Annual Report on Form 10-K for the fiscal year 2012 filed on April 23, 2012.

Potential Payments Upon Termination or Change-in-Control.

The following table provides information concerning the estimated payments and benefits that would be provided in the event of termination following a change of control, termination without cause, and termination for death or disability for each of the named executive officers. The calculations do not include accrued but unpaid obligations, such as business expenses or other reimbursements. A narrative description of the estimated payments and benefits to Ms. King and Messrs. Coller Sennesael, Siegel and Wendelken is contained in the summary of their employment or letter agreements in the section titled Employment Agreements.

Payments and benefits are estimated assuming that the triggering event took place on the last business day of fiscal year 2012 (February 29, 2012), and the price per share of the Company’s Common Stock is the closing price on the NASDAQ Global Market as of that date ($25.59). There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, or if any of the assumptions used to estimate potential payments and benefits is not correct. Actual payments or benefits could be materially different than those set forth below. The Company estimates as of February 29, 2012 that no Section 280G or Section 409A gross ups would have been due any named executive officer assuming a triggering event took place on that day. If payments are subject to a six month delay upon a separation of service under Section 409A Messrs. Coller, Sennesael, Siegel and Wendelken are entitled to receive interest on the delayed payments at the rate of prime plus 2%.

The Company’s form of stock option grant agreement for the 2005 Inducement Stock Option and Restricted Stock Plan contains a 24 month non-solicit covenant and confidentiality clauses that entitle the Company in the event of a breach of the foregoing clauses to seek to reclaim any profits made by an individual from the sale of stock options during the one year period prior to such breach. Ms. King and Messrs. Coller, Sennesael and Siegel, have received stock options subject to this form of agreement. Ms. King and Messrs. Coller, Sennesael, Siegel and Wendelken have also executed the Company’s standard form employee agreement, which also contains confidentiality and a 12 month non-solicit clause, except Mr. Wendelken’s form does not contain a non-solicit clause. The employment agreement of Ms. King contains confidentiality, non-compete and non-solicit clauses, as does the Executive Severance Plan applicable to Messrs. Coller, Sennesael, Siegel and Wendelken.  The non-solicit and non-compete clauses in Ms. King’s agreement are for 12 or 24 months depending on the circumstances of her termination.   The non-solicit covenant in the Executive Severance Plan is for 12 months, and the non-compete covenant in the Executive Severance Plan is equal to the number of weeks of base salary payable as severance to the employee.  The Executive Severance Plan also contains a one year non-solicitation of clients covenant.

Name:	Type of Benefit	Potential Payment ($) in Connection With Termination Following Change of Control(1)	Potential Payment ($) for Termination Without Cause (1)	Potential Payment ($) for Termination Upon Death or Disability(3)
Christine King	Base Salary	$1,350,000	$1,350,000	0
	Termination Payment	$2,025,000	$2,025,000	$1,012,500
	Accelerated Vesting or Payment of Unvested SARs, Stock Options, Restricted Stock or RSUs	$2,804,061	$1,717,131	$2,804,061
	Continuation of Health & Welfare Benefits	$26,018	$26,018	0

(1)	Ms. King is entitled to these payments if she is terminated without “Cause” or if she terminates her employment agreement for “Good Reason”, both as defined in her employment agreement.

(2)
If the Company does not renew Ms. King’s employment agreement, she would receive the same benefits as if terminated without cause except her salary benefit would be $675,000 and her bonus would be $1,012,500.

(3)
Ms. King is entitled to have some of her equity accelerated upon termination for death and disability under the terms of the applicable equity plans, which apply to all employees of the Company, including the CEO.

		Potential
		Payment ($)		Potential
		in Connection With	Potential	Payment ($)
		Termination	Payment ($)	for Termination
		Following Change	for Termination	Upon Death
Name:	Type of Benefit	of Control(1)	Without Cause (2)	or Disability(3)

Kris Sennesael	Base Salary	$325,000	$325,000	0
	Bonus	$243,750	$243,750	0
	Accelerated Vesting or Payment of Unvested SARs, Stock Options, Restricted Stock or RSUs	$1,352,062	$613,284	$1,352,062
	Continuation of Health & Welfare Benefits	$16,916	$16,916	0

Walter Siegel	Base Salary	$325,000	$325,000	0
	Bonus	$162,500	$162,500	0
	Accelerated Vesting or Payment of Unvested SARs, Stock Options, Restricted Stock or RSUs	$433,906	$173,128	$433,906
	Continuation of Health & Welfare Benefits	$19,109	$19,109	0
	Accelerated Vesting of Serp(4)	$493,995	$0	0

David J. Coller	Base Salary	$325,000	$325,000	0
	Bonus	$243,750	$243,750	0
	Accelerated Vesting or Payment of Unvested SARs, Stock Options, Restricted Stock or RSUs	$916,078	$382,025	$916,078
	Continuation of Health & Welfare Benefits	$30,915	$30,915	0

Roger Wendelken	Base Salary	$315,000	$315,000	0
	Bonus	$182,700	$182,700	0
	Accelerated Vesting or Payment of Unvested SARs, Stock Options, Restricted Stock or RSUs	$834,457	$385,913	$834,457
	Continuation of Health & Welfare Benefits	$11,903	$11,903	0

(1)
Messrs. Sennesael, Siegel, and Wendleken are entitled to these benefits pursuant to the Executive Severance Planin the event that their employment  (i) is terminated without cause, as defined in the Executive Severance Plan, (ii) terminates as a result of their retirement, as defined in the Executive Severance Plan, or disability, or (iii) is terminated by the executive as a result of a material reduction in base salary or target incentive compensation, a material diminution in authority, duties or responsibilities, or a required relocation (without the executive’s consent) of more than 50 miles during the twelve-month period immediately following the consummation of the merger,  Mr. Coller is no longer a participant in the Executive Severance Plan but is entitled to the same benefits pursuant to his localization agreement entered into with the Company in fiscal year 2013.

(2)
Pursuant to the Executive Severance Plan, Messrs. Sennesael, Siegel, Coller and Wendelken are also entitled to this payment or benefit if they terminate their employment as a result of being required without their consent to relocate to a new position that is more than 50 miles from the location of their employment prior to such required relocation.

(3)
Messrs. Sennesael, Siegel, Wendelken and Coller are entitled to have certain equity instruments accelerated upon termination for death and disability under the terms of the applicable equity plans, which apply to all employees of the Company, including executive officers.

(4)
Represents the estimated present value of the accelerated vesting of Mr. Siegel’s SERP benefits upon a change of control.  Mr. Siegel would not actually receive payments in this amount upon a change of control.

The following table sets forth the compensation paid to or earned during fiscal year 2012 by our non-management Directors:

DIRECTOR COMPENSATION - FISCAL YEAR 2012 (1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings (3)	All Other Compensation ($)		Total ($)

Timothy P. Craig	$60,375	-	$131,815	-	$-	-		$192,190

Peter F. Dicks	$21,500	-	$131,815	-	$21,500	-		$174,815

James A. Donahue	-	-	$131,815	-	$51,750	-		$183,565

Ivan T. Frisch	$34,500	-	$131,815	-	$25,875	-		$192,190

Steven J. Bilodeau	$89,500	-	$131,815	-	$35,000	262,092	(4)	$518,407

Dr. Kenneth Kin	$21,500	-	32,095	-	$21,500	-		$75,095

Stephen C. McCluski	$25,500	-	95,867	-	$25,500	-		$146,867

Andrew M. Caggia	$43,000	-	$131,815	-	$-	-		$174,815

Dr, Guenter Reichart	-	-	-	-	$-			$-

(1) The following directors have the following holdings, as of February 29,2012

Name	Shares	Phantom Stock Units	Stock Options	Cash Settled SARs

Steven J. Bilodeau	11,663	4,898	31,500	735,500
Andrew M. Caggia	11,179	2,318	31,500	74,000
Timothy P. Craig	-	8,967	49,407	42,000
Peter F. Dicks	62,399	14,625	85,250	49,000
James A. Donahue	-	19,157	72,407	49,000
Ivan T. Frisch	8,568	16,836	62,500	49,000
Dr. Kenneth Kin	700	2,816	3,500	42,000
Stephen C. McCluski	-	4,449	10,500	42,000
Dr, Guenter Reichart	-	-	-	-
	94,509	74,066	346,564	1,082,500

Director	Grant Date	Options &SARs Granted in FY 2012	Grant Date Fair Value	Total Grant Date Fair Value

Andrew M. Caggia	4/15/2011	3,500	$10.27	$35,947
Andrew M. Caggia	7/15/2011	3,500	$9.84	$34,425
Andrew M. Caggia	10/17/2011	3,500	$8.38	$29,347
Andrew M. Caggia	1/17/2012	3,500	$9.17	$32,095
Steven J. Bilodeau	4/15/2011	3,500	$10.27	$35,947
Steven J. Bilodeau	7/15/2011	3,500	$9.84	$34,425
Steven J. Bilodeau	10/17/2011	3,500	$8.38	$29,347
Steven J. Bilodeau	1/17/2012	3,500	$9.17	$32,095
Ivan T. Frisch	4/15/2011	3,500	$10.27	$35,947
Ivan T. Frisch	7/15/2011	3,500	$9.84	$34,425
Ivan T. Frisch	10/17/2011	3,500	$8.38	$29,347
Ivan T. Frisch	1/17/2012	3,500	$9.17	$32,095
Dr. Kenneth Kin	1/17/2012	3,500	$9.17	$32,095
Stephen C. McCluski	7/15/2011	3,500	$9.84	$34,425
Stephen C. McCluski	10/17/2011	3,500	$8.38	$29,347
Stephen C. McCluski	1/17/2012	3,500	$9.17	$32,095
James A. Donahue	4/15/2011	3,500	$10.27	$35,947
James A. Donahue	7/15/2011	3,500	$9.84	$34,425
James A. Donahue	10/17/2011	3,500	$8.38	$29,347
James A. Donahue	1/17/2012	3,500	$9.17	$32,095
Peter F. Dicks	4/15/2011	3,500	$10.27	$35,947
Peter F. Dicks	7/15/2011	3,500	$9.84	$34,425
Peter F. Dicks	10/17/2011	3,500	$8.38	$29,347
Peter F. Dicks	1/17/2012	3,500	$9.17	$32,095
Timothy P. Craig	4/15/2011	3,500	$10.27	$35,947
Timothy P. Craig	7/15/2011	3,500	$9.84	$34,425
Timothy P. Craig	10/17/2011	3,500	$8.38	$29,347
Timothy P. Craig	1/17/2012	3,500	$9.17	$32,095
Dr, Guenter Reichart	-	-	-	-

		98,000		$918,852

(2)	Amounts shown represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(3)	Amounts relate to deferred compensation under the Plan for Deferred Compensation in Common Stock for Outside Directors (the “Director Deferred Compensation Plan”).

(4)
In fiscal year 2012, Mr. Bilodeau received the following payments or benefits under the transition agreement relating to his retirement as CEO for the Company executed in June 2008 (the “Transition Agreement”): $213,500 for SERP benefits, $21,226 in medical insurance and $27,366 in auto expenses consisting of an allowance of $8,400 and tax gross-up of $18,966.

Compensation of Directors. Except for Dr. Reichart, Directors who are not officers of SMSC receive an annual basic retainer of $35,000, committee chairpersons receive an additional annual retainer of $18,000 per committee and committee members receive an additional annual retainer of $8,000 per committee. As Chairman of the Board, pursuant to the Transition Agreement, Mr. Bilodeau received monthly payments of $12,000 through July 2011, a monthly car allowance of $1,400, and use of a blackberry, telephone line and computer equipment. Mr. Bilodeau agreed prior to the Company’s Annual Meeting of Stockholders in  July 2011 that if he continued as Chairman of the Board after that meeting he would receive an additional annual retainer of $30,000 instead of the monthly payments of $12,000, and that he would no longer receive any auto allowance or other perquisites listed above.   Pursuant to the transition agreement executed by Mr. Bilodeau and the Company when he retired as Chief Executive Officer, the Company will also provide health care coverage to Mr. Bilodeau and his family until he and his wife reach age 65 unless he is covered by another employer’s health care policy.

Dr. Reichart will receive no compensation, except for reimbursement of expenses, before he reaches the age of 65 on January 15, 2013. On April 15, 2013, assuming he is still a director, Dr. Reichart will receive 28,000 stock options to purchase the Company’s stock, vesting in two equal annual increments, and a cash payment of $52,500. For the remainder of any term after April 15, 2013 Dr. Reichart will receive compensation on the same basis as all other directors, which consists of 3,500 stock options per quarter and an annual basic retainer of $35,000. The Company has entered into this arrangement with Dr. Reichart because of applicable German laws that would otherwise create financial disincentives for Dr. Reichart to serve on the Company’s Board of Directors. Dr. Reichart will also be eligible to participate in SMSC’s Director Deferred Compensation Plan in April 2013.

SMSC’s Director Deferred Compensation Plan as amended on May 22, 2009 provides for deferred payment in shares of SMSC common stock, at the election of the Director, of 0, 50 or 100% of such Director’s annual basic retainer and each chairperson or committee retainer to which the Director is entitled. The deferred amount is credited in the form of phantom share units and ultimately payable in shares of stock, if the Director ceases to be a Director for any reason, or upon the occurrence of a change in control of SMSC.

Under SMSC’s 2001 and 2003 Director Stock Option Plans, options to purchase an aggregate of 350,000 shares of SMSC common stock were authorized for grant to Directors who are not employees of SMSC or any subsidiary of SMSC. Pursuant to the plans, each eligible Director, upon initial election, is automatically granted an option to purchase 42,000 shares. Such options become exercisable with respect to one-third of the number of shares granted on each of the first three anniversaries of the date of grant. Each eligible Director incumbent for at least three years is automatically granted, on a quarterly basis, an immediately exercisable option to purchase 3,500 shares. The per share exercise price of each option equals the fair market value of a share of the common stock on the date of grant. In general, options are not transferable. Options expire the earlier of ten years after the grant date, or three years after the holder ceases to be a Director. The 1994 Director Stock Option Plan has been terminated, except with respect to outstanding options.

On October 7, 2005, the Board adopted the 2005 SAR Plan to replace the 2003 Director Stock Option Plan that no longer had sufficient shares available for the grants that are part of the Board’s normal compensation. The 2005 SAR Plan has an initial quantity of 49,000 SAR units, and was established to function in a manner substantially similar to the 2003 Director Stock Option Plan. The 2005 SAR Plan provides that current service grants will be made quarterly in SARs, in lieu of options as provided in the 2003 Director Stock Option Plan; and that each service grant of SARs shall be paid on a fixed date at the end of the fifth fiscal year following the date of grant, and not be exercisable at the option of the Director.  As of the end of fiscal year 2012 there are no longer any outstanding SARs under the 2005 SAR Plan.

On July 11, 2006, the Board of the Company approved the 2006 Directors Plan. The 2006 Directors Plan provides for 200,000 SARs to be made available for issuance to the Directors of the Company. The SARs are intended to function substantially similar to stock options, but shall be cash-settled exclusively. The 2006 Directors Plan provides for 42,000 SARs to be granted to non-employee Directors at fair market value upon initial election to the Board (“Initial SARs”). The Initial SARs vest in equal one third (1/3) annual increments over three years. The 2006 Directors Plan also provides for each serving Director after his third year of service to receive 3,500 SARs at fair market value on each of July 15, October 15, January 15 and April 15 (“Current SARs”). Each grant of Current SARs vests one year after the grant date. The amount and timing of Initial and Current SAR grants under the 2006 Directors Plan are consistent with the 2005 SARs Plan. Directors will not receive duplicative SAR grants under the 2006 Directors Plan and the 2005 SAR Plan. The term of the SARs grants are ten years. On April 9, 2008 the Board of Directors amended the 2006 Directors Plan to add an additional 200,000 SARs for a total of 400,000 SARs as the capacity of the 2006 Directors Plan was being exhausted. On May 22, 2009 the Board amended the 2006 Directors Plan to provide that Directors elected or appointed after June 1, 2009 would receive 28,000 Initial SARs vesting in equal one half increments over two years, and quarterly grants of 3,500 Current SARs after they completed their first year of service.

In November 2009 the Compensation Committee determined to cease issuing SARs to directors and instead authorized the grant of quarterly stock options under the 2009 LTIP on the same terms and conditions as the SARs that were being granted pursuant to the 2006 Directors Plan.

Only non-employee Directors are eligible to receive awards under Director compensation plans.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS Security Ownership of Management and Directors

The following table sets forth information as of May 30, 2012, regarding the beneficial ownership of shares of SMSC common stock by each director of SMSC, by SMSC’s named executive officers, and by all current directors and executive officers of SMSC as a group.  Except as otherwise noted in the footnotes below and in this paragraph, each person or entity identified below has sole voting and investment power with respect to such securities.  In connection with the execution of the Agreement and Plan of Merger, dated as of May 1, 2012, by and among Microchip Technology Incorporated (“Microchip”), Microchip Technology Management Co., and SMSC (referred to herein as the “merger agreement”), each of the directors and named executive officers of SMSC and certain other employees of SMSC, in his or her respective capacity as a stockholder of SMSC, entered into a voting agreement with Microchip pursuant to which he or she has agreed to vote all of his or her shares of SMSC common stock in favor of the adoption of the merger agreement.  We currently expect that each of the directors and named executive officers will vote all of his or her shares of SMSC common stock in favor of each of the other proposals to be voted on at the Special Meeting of SMSC stockholders to be held on July 10, 2012.  If the merger agreement is terminated in accordance with its terms, these voting agreements will also terminate.

	Total Shares Beneficially Owned

Name	# of Shares(1)		% of Class
Steven J. Bilodeau	41,748	(2)	*
Andrew M. Caggia	37,997	(3)	*
David J. Coller	71,799	(4)	*
Timothy P. Craig	51,374	(5)	*
Peter F. Dicks	155,480	(6)	*
James A. Donahue	84,564	(7)	*
Ivan T. Frisch	81,130	(8)	*
Dr. Kenneth Kin	3,722	(9)	*
Christine King	483,344	(10)	2.06%
Stephen C. McCluski	8,194	(11)	*
Dr. Guenter Reichart	0		*
Kris Sennesael	131,158	(12)	*
Walter Siegel	124,974	(13)	*
Roger Wendelken	25,173	(14)	*
All current directors and current executive officers as a group (15 persons)	1,308,251	(15)	5.45%

*	Less than 1%

(1)
This column includes: (1) shares under exercisable options on May 30, 2012 and options which become exercisable within 60 days thereafter and (2) phantom share units pursuant to SMSC’s Plan for Deferred Compensation in Common Stock for Outside Directors (the “Deferred Compensation Plan”).  We include exercisable options and phantom share units in the column “# of Shares” as noted.

(2)	Includes 24,500 shares of common stock subject to options exercisable within 60 days of May 30, 2012 and 5,522 phantom share units pursuant to the Deferred Compensation Plan.

(3)	Includes 24,500 shares of common stock subject to options exercisable within 60 days of May 30, 2012 and 2,318 phantom share units pursuant to the Deferred Compensation Plan.

(4)	Includes 52,723 shares of common stock subject to options exercisable within 60 days of May 30, 2012.

(5)	Includes 42,407 shares of common stock subject to options exercisable within 60 days of May 30, 2012 and 8,967 phantom share units pursuant to the Deferred Compensation Plan.

(6)	Includes 78,250 shares of common stock subject to options exercisable within 60 days of May 30, 2012 and 14,831 phantom share units pursuant to the Deferred Compensation Plan.

(7)	Includes 65,407 shares of common stock subject to options exercisable within 60 days of May 30, 2012 and 19,157 phantom share units pursuant to the Deferred Compensation Plan.

(8)	Includes 55,500 shares of common stock subject to options exercisable within 60 days of May 30, 2012 and 17,062 phantom share units pursuant to the Deferred Compensation Plan.

(9)	Includes 3,022 phantom share units pursuant to the Deferred Compensation Plan.

(10)	Includes 404,117 shares of common stock subject to options exercisable within 60 days of May 30, 2012.

(11)	Includes 3,500 shares of common stock subject to options exercisable within 60 days of May 30, 2012 and 4,694 phantom share units pursuant to the Deferred Compensation Plan.

(12)	Includes 90,150 shares of common stock subject to options exercisable within 60 days of May 30, 2012.

(13)	Includes 105,561 shares of common stock subject to options exercisable within 60 days of May 30, 2012.

(14)	Includes 2,950 shares of common stock subject to options exercisable within 60 days of May 30, 2012.

(15)	Includes 949,565 shares of common stock subject to options exercisable within 60 days of May 30, 2012 and 75,573 phantom share units pursuant to the Deferred Compensation Plan.

No directors or current executive officers have pledged shares of SMSC common stock pursuant to any loan or arrangement where there is an expectation that the loan or arrangement may be repaid by foreclosure or other recourse to the shares of SMSC common stock.

Security Ownership of Principal Stockholders

The following table sets forth information with respect to any person who is known to be the beneficial owner of more than 5% of the SMSC common stock.

	Total Shares Beneficially Owned
Name and Address	# of Shares	% of Class
BlackRock Inc.,	2,071,445(1)	9.08%
40 East 52nd Street,
New York, NY 10022
FMR LLC,	1,847,031(2)	8.10%
82 Devonshire Street,
Boston, MA 02109
The Vanguard Group, Inc.,	1,217,998(3)	5.33%
100 Vanguard Blvd.
Malvem, PA 19355
Mario J. Gabelli and related entities,	1,584,882(4)	7.07%
One Corporate Center
Rye, NY 10580

(1)
Solely based on information in a Schedule 13G/A filed with the SEC by BlackRock Inc. on February 14, 2012 for share holdings of SMSC on January 20, 2012.  The Schedule 13G/A indicates that as of January 20, 2012, BlackRock Inc. was the beneficial owner with sole dispositive power as to 2,071,445 shares, and sole voting power as to 2,071,445 of such shares.

(2)
Solely based on information in a Schedule 13G/A filed with the SEC by FMR LLC and Edward C. Johnson 3d on February 9, 2012 for share holdings of SMSC on December 31, 2011.  The Schedule 13G/A indicates that as of December 31, 2011, FMR LLC was the beneficial owner with sole dispositive power as to 1,847,031 shares, and sole voting power as to 4,800 of such shares.

(3)
Solely based on information in a Schedule 13G filed with the SEC by The Vanguard Group, Inc. on February 8, 2012 for share holdings of SMSC on December 31, 2011.  The Schedule 13G/A indicates that as of December 31, 2011, The Vanguard Group, Inc. was the beneficial owner with sole dispositive power as to 1,185,588 shares, and sole voting power as to 32,410 of such shares.

(4)
Solely based on information in a Schedule 13D filed with the SEC on May 7, 2012, as amended on May 9, 2012 and May 22, 2012, filed jointly by Mario J. Gabelli and the following related entities (collectively the “Gabelli Reporting Persons”): Gabelli Funds, LLC (“Gabelli Funds”), GAMCO Asset Management, Inc. (“GAMCO”), Gabelli Securities, Inc. (“GSI”), GGCP, Inc. (“GGCP”) and GAMCO Investors, Inc. (“GBL”), each of whose principal business office is at One Corporate Center, Rye, NY, 10580, except for GGCP, whose principal business office is at 140 Greenwich Avenue, Greenwich, CT 06830.  The Schedule 13D, as amended, indicates that as of May 21, 2012, Gabelli Funds was the beneficial owner with sole dispositive power as to 746,100 shares, and sole voting power as to 746,100 of such shares; GAMCO was the beneficial owner with sole dispositive power as to 611,800 shares, and sole voting power as to 551,800 of such shares; GSI was the beneficial owner with sole dispositive power as to 210,482 shares, and sole voting power as to 210,482of such shares; GGCP was the beneficial owner with sole dispositive power as to 15,000 shares, and sole voting power as to 15,000 of such shares; and GBL was the beneficial owner with sole dispositive power as to 1,500 shares, and sole voting power as to 1,500 of such shares.  GGCP, Inc. is the manager and a member of GGCP Holdings LLC, which is the controlling shareholder of GBL.  GAMCO and Gabelli Funds are both wholly-owned subsidiaries of GBL and GSI is a majority-owned subsidiary of GBL.  Mr. Gabelli is the controlling stockholder, Chief Executive Officer and a director of GGCP, Inc. and Chairman and Chief Executive Officer of GBL, as well as a member of GGCP Holdings LLC.  As such, Mr. Gabelli is in a position indirectly to determine the investment and voting decisions made by each of the Gabelli Reporting Persons.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of copies of reports and written representations furnished to SMSC by its executive officers, Directors and persons beneficially owning more than 10% of any class of SMSC equity securities, SMSC believes that all reports required, under Section 16(a) of the Exchange Act, to be filed by its executive officers, Directors and persons beneficially owning more than 10% of any class of SMSC equity securities in the 2012 fiscal year were timely filed.

MANAGEMENT
Executive Officers

The Company’s executive officers and their ages as of May 1, 2012 are as follows:

Name	Age	Position
Christine King	62	President and Chief Executive Officer
David J. Coller	50	Senior Vice President of Global Operations
Kris Sennesael	43	Senior Vice President and Chief Financial Officer
Walter Siegel	52	Senior Vice President, General Counsel and Secretary
Richard Steinle	39	Vice President, Corporate Controller and Chief Accounting Officer
Roger Wendelken	45	Senior Vice President of Worldwide Sales

Christine King has been Chief Executive Officer and President of SMSC, and a Director, since October 20, 2008. Prior to that Ms. King served as Chief Executive Officer and President of AMI Semiconductor, Inc. from September 2001 until March 2008. Ms. King is currently a director of Idaho Power Company.  She previously served as a director of Atheros Communications from April 2008 until its acquisition by Qualcomm Incorporated in May 2011, as a director of AMI Semiconductor, Inc. from 2003 until its acquisition by ON Semiconductor Corporation in March 2008, as a director of ON Semiconductor Corporation from March 2008 until she left that position after joining SMSC in October 2008, and as a director of Analog Devices, Inc. from 2003 to 2008.

David J. Coller has been Senior Vice President of Global Operations since March 1, 2009. Prior to joining the Company Mr. Coller served as Vice President, Operations for PMC-Sierra Inc. from June 2008 to March 2009. Mr. Coller was Senior Vice President for Operations at AMI Semiconductor, Inc. from June 2007 to March 2008, and held a number of operations positions, ultimately becoming a Vice President, at Anadigics, Inc. from March 2004 to May 2007.

Kris Sennesael has served as the Company’s Vice President and Chief Financial Officer since January 5, 2009 and was promoted to Senior Vice President in April 2011. Prior to joining SMSC, he served as Vice President, Operations Finance at ON Semiconductor Corporation from March 2008 to December 2008. From 2002 until March 2008 he served in the same role at AMI Semiconductor, Inc.

Walter Siegel has served as the Company’s Vice President and General Counsel since October 24, 2005 and Secretary since November 15, 2005.  He was promoted to Senior Vice President in January 2010.

Richard Steinle has served as the Company’s Chief Accounting Officer since November 10, 2011.  Mr. Steinle joined the Company as Corporate Controller on October 4, 2010.   Prior to becoming employed by the Company, Mr. Steinle served as Corporate Controller at Ames True Temper, Inc. (“Ames”) from 2007 until joining the Company, and previously was the Director of Financial Planning and Analysis at Ames from 2006 until his appointment as Corporate Controller.

Roger Wendelken has served as the Company’s Vice President of Worldwide Sales since June 2009 and was promoted to Senior Vice President in April 2011.  Prior to joining the Company Mr. Wendelken was Vice President of Worldwide Sales at Applied Micro Circuits Corporation from May 2006 until joining the Company. Prior to that Mr. Wendelken was Vice President of Worldwide Sales at Marvell Technology Group Ltd. from 2003 until March 2006.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of February 29, 2012. The inducement options granted did not require shareholder approval.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,075,938	$23.40	1,263,949	(3)
Equity compensation plans not approved by security holders — Inducement Options(1)	1,589,519	$23.27	0
Total(4)	3,665,457	$23.34	1,263,949

(1)
SMSC has cumulatively entered into stock option agreements with various new employees, and has granted 2,894,652 shares (net of cancellations) from the 2002, 2003, 2004, and 2005 Inducement Stock Option Plans that have not been approved by shareholders. Of the total amount granted, 1,589,519 shares are outstanding as of February 29, 2012 options are non-qualified, and are generally exercisable in annual increments of 20% or 25% over a 5-year or 4-year period, and will expire on the tenth anniversary of the respective grant dates. Exercise prices for these options range from $13.96 to $36.13. SARs are not included in this table as they can only be settled in cash.

(2)	Does not take into account RSUs, which have no exercise price.

(3)	Because of share counting rules under the 2009 LTIP, if all awards were issued as restricted stock or RSUs, the number of securities available for future issuance would be 842,633.

(4)	The following plans have been approved by the shareholders of the Company:

1993 Stock Option Plan for Officers and Key Employees
1994 Stock Option Plan for Officers and Key Employees
1996 Stock Option Plan for Officers and Key Employees
1998 Stock Option Plan for Officers and Key Employees
1999 Stock Option Plan for Officers and Key Employees
2000 Stock Option Plan for Officers and Key Employees
2001 Stock Option and Restricted Stock Plan for Officers and Key Employees
2003 Stock Option and Restricted Stock Plan for Officers and Key Employees
2001 Director Stock Option Plan
2003 Director Stock Option Plan
2009 Long Term Incentive Plan.

The following plans have not been approved by the shareholders of the Company:

2002 Inducement Stock Option Plan
2003 Inducement Stock Option Plan
2004 Inducement Stock Option Plan
2005 Inducement Stock Option and Restricted Stock Plan

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During fiscal year 2012 the Company purchased approximately $322,000 of test equipment, services and supplies in the ordinary course of its business from Delta Design, Inc., (“Delta”) a wholly owned subsidiary of Cohu, Inc. (“Cohu”).  Our Director, James A. Donahue, is President and Chief Executive Officer of both Delta and Cohu. In fiscal year 2011, the Company purchased approximately $383,000 of test equipment, services and supplies in the ordinary course of its business from Delta and an affiliate of Delta.

In June, 2012, an independent body of the Board reconfirmed its approval of these purchases for fiscal year 2012, pursuant to the procedures regarding related transactions set forth below.

Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee or another independent body of the Board of Directors review for approval or ratification all transactions required to be reported under the SEC’s rules regarding transactions with related persons according to written procedures adopted by the Board in May 2007. In reviewing such a transaction, these procedures require the Audit Committee or another independent body of the Board to evaluate the transaction in light of factors including:

—	the benefits of the transaction to the Company;
—	the material terms of the transaction and whether they are arm’s-length and in the ordinary course of the Company’s business;
—	the direct or indirect nature of the related person’s interest in the transaction;
—	the size and expected term of the transaction;
—	other facts and circumstances that bear on the materiality of the related person transaction under applicable law and listing standards; and
—	whether the transaction is expected to occur on an ongoing basis as part of the Company’s ordinary course of business.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks or issues of insider participation.

Director Independence

Our Board has determined that all of our Directors are independent under applicable standards except for Ms. King.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee has selected PwC to continue as the independent registered public accounting firm for SMSC for the fiscal year ending February 28, 2013.

Fees

The fees billed by PwC for professional services rendered for the fiscal years ended February 29, 2012 and February 28, 2011 are reflected in the following table (in thousands):

	2012	2011
Audit Fees	$1,364	$1,396
Audit Related Fees	$-	$-
Tax Fees	$935	$737
All Other Fees	$3	$3
Total Fees	$2,302	$2,137

Audit Fees

The audit fees were for professional services rendered for the audit of SMSC’s annual consolidated financial statements and internal controls in accordance with regulatory requirements under the Sarbanes-Oxley Act, review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by PwC in connection with statutory and regulatory filings or engagements.

Tax Fees

The tax fees were for professional services for federal, state and international tax compliance, tax advice and tax planning.

All Other Fees

All other fees were for services other than services reported above.

The Audit Committee has concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of PwC.

Pre-Approval Policies and Procedures

The policy of the Audit Committee is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. In each of fiscal years 2012 and 2011, all Audit Fees and Tax Fees were pre-approved by the Audit Committee.

AUDIT COMMITTEE REPORT

The following is the report of the Audit Committee with respect to the Company’s audited financial statements for the fiscal year ended February 29, 2012. The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

Management represented to the Audit Committee that SMSC’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States and that SMSC’s internal control over financial reporting was effective as of February 29, 2012.

The Audit Committee reviewed and discussed SMSC’s financial statements and system of internal controls for the fiscal year ended February 28, 2012 with management and with PricewaterhouseCoopers LLP, SMSC’s independent registered public accounting firm for fiscal 2012. The Audit Committee also discussed and reviewed with PricewaterhouseCoopers LLP the matters required to be discussed by Statement on Auditing Standards No. 61, “Communications with Audit Committees”, as amended. This review included a discussion of the independent registered public accounting firm’s judgments as to the quality, not just the acceptability, of SMSC’s accounting principles, and such other matters that generally accepted auditing standards require to be discussed with the Audit Committee. The Audit Committee also received the written disclosures and the letter from PricewaterhouseCoopers LLP required by PCAOB Rule 3526, “Independence Discussion with Audit Committees”, and has discussed with PricewaterhouseCoopers LLP their independence, including the compatibility of non-audit services with PricewaterhouseCoopers LLP’s independence.

Based upon the Audit Committee’s review and the discussions noted above, the Audit Committee recommended to the Board, and the Board approved, the inclusion of the audited financial statements in SMSC’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012 for filing with the SEC.

The Audit Committee:

Messrs. James A. Donahue, Chairman, Stephen C. McCluski and Andrew M. Caggia

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this report:

3.	Exhibits

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MICROSYSTEMS CORPORATION
(Registrant)

	By:	/s/ KRIS SENNESAEL

Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 25, 2012

EXHIBIT INDEX

The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulations S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

ExhibitNumber	Description

31.3*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 27, 2012.

31.4*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 27, 2012.

* Filed herewith.