Form 10-Q
period 2012-05-31
STANDARD MICROSYSTEMS CORP
filed 2012-07-03
CIK 93384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2012

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

As of June 29, 2012 there were 23,150,580 shares of the registrant’s common stock outstanding.

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of May 31, 2012 and February 29, 2012	3
	Condensed Consolidated Statements of Operations for the Three-Month Periods Ended May 31, 2012 and 2011	4
	Condensed Consolidated Statements of Comprehensive Income for the Three-Month Periods Ended May 31, 2012 and 2011	5
	Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended May 31, 2012 and 2011	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	28
Item 6.	Exhibits	28
Signature		29
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 31.1
Exhibit 31.2
Exhibit 32
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

PART I

Item 1. — Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	May 31, 2012	February 29, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$161,824	$147,054
Accounts receivable, net	60,399	50,986
Inventories	37,623	36,622
Deferred income taxes, net	19,610	15,773
Other current assets	9,496	15,010
Total current assets	288,952	265,445
Property, plant and equipment, net	62,063	64,423
Goodwill	113,050	114,433
Intangible assets, net	27,960	30,587
Long-term investments, net	25,605	25,680
Investments in equity securities	2,042	2,042
Deferred income taxes, net	8,200	7,781
Other assets	3,590	3,595
TOTAL ASSETS	$531,462	$513,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,354	$18,677
Deferred income from distribution	18,659	18,449
Accrued expenses and other liabilities	79,209	61,492
Total current liabilities	119,222	98,618
Deferred income taxes	-	-
Other liabilities	20,540	21,001

Commitments and contingencies
Shareholders’ equity:
Preferred stock	-	-
Common stock	2,898	2,813
Additional paid-in capital	399,833	380,501
Retained earnings	120,790	137,953
Treasury stock, at cost	(133,406)	(132,384)
Accumulated other comprehensive income	1,585	5,484
Total shareholders’ equity	391,700	394,367
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$531,462	$513,986

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	Three Months Ended May 31,
	2012	2011
	(Unaudited)
Sales and revenues	103,078	103,495
Costs of goods sold	46,902	47,710
Gross profit on sales and revenues	56,176	55,785
Operating expenses:
Research and development	31,956	24,527
Selling, general and administrative	44,202	23,229
Restructuring charges	7	343
Revaluation of contingent consideration	(801)	17
(Loss) income from operations	(19,188)	7,669

Interest income	40	118
Interest expense	(28)	(38)
Other (expense) income, net	(70)	142
(Loss) income before income taxes	(19,246)	7,891
(Benefit from) provision for income taxes	(2,083)	1,714
Net (loss) income	$(17,163)	$6,177

Net (loss) income per share:
Basic	$(0.76)	$0.27
Diluted	$(0.76)	$0.26

Weighted average common shares outstanding:
Basic	22,522	23,059
Diluted	22,522	23,557

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)	Three Months Ended May 31
	2012	2011
	(Unaudited)
Net (loss) income	$(17,163)	$6,177
Other comprehensive (loss) income:
Change in foreign currency translation adjustments	(3,824)	2,534
Unrealized (loss) on investments	(75)	(13)
Total comprehensive (loss) income	$(21,062)	$8,698

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Three Months Ended May 31,
	2012	2011
	(Unaudited)
Cash flows provided by operating activities:
Net (loss) income	$(17,163)	$6,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,806	7,095
Foreign exchange loss (gain)	267	(115)
Excess tax benefits from stock-based compensation	(908)	(85)
Stock-based compensation	20,993	3,113
Deferred income taxes	(4,063)	12,842
Losses on sales of property, plant and equipment	87	-
Non-cash restructuring charges	-	73
Recoveries of sales returns and allowances	(47)	(92)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(9,814)	(10,960)
Inventories	(1,074)	(5,586)
Accounts payable, accrued expenses and other liabilities	5,351	(6,008)
Deferred income from distribution	210	5,500
Accrued restructuring charges	(245)	(1,783)
Income taxes receivable and payable	6,336	(12,841)
Other changes, net	(2,239)	972
Net cash provided by operating activities	5,497	(1,698)
Cash flows from investing activities:
Capital expenditures	(2,560)	(3,030)
Acquisition of business, net of cash acquired (BridgeCo)	-	(40,968)
Sales and maturities of short-term and long-term investments	-	175
Net cash (used in) provided by investing activities	(2,560)	(43,823)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation	908	85
Proceeds from issuance of common stock	15,770	2,064
Net proceeds from building sale (Note 8)	729	-
Purchases of treasury stock	(1,023)	(426)
Payments for contingent consideration	(771)	-
Repayments of obligations under supplier financing arrangements	(2,383)	(1,414)
Net cash (used in) provided by financing activities	13,230	309
Effect of foreign exchange rate changes on cash and cash equivalents	(1,397)	754
Net (decrease) increase in cash and cash equivalents	14,770	(44,458)
Cash and cash equivalents at beginning of period	147,054	170,387
Cash and cash equivalents at end of period	$161,824	$125,929

See Accompanying Notes to Condensed Consolidated Financial Statements

STANDARD MICROSYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures of Standard Microsystems Corporation and subsidiaries (“SMSC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), reflecting all adjustments (consisting only of normal, recurring adjustments) which in management’s opinion are necessary to present fairly the Company’s financial position as of May 31, 2012, results of operations and comprehensive income for the three-month periods ended May 31, 2012 and 2011 and cash flows for the three-month periods ended May 31, 2012 and 2011 (collectively, including accompanying notes and disclosures, the “Interim Financial Statements”). The February 29, 2012 balance sheet information has been derived from audited financial statements, but does not include all information or disclosures required by U.S. GAAP.

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

These Interim Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended February 29, 2012 included in the Company’s Annual Report on Form 10-K, as filed on April 23, 2012 with the SEC (the “Fiscal 2012 Form 10-K”).

Results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year or any future periods.

2. Acquisition by Microchip

On May 1, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Microchip Technology Incorporated (“Parent”) and Microchip Technology Management Co. a wholly owned subsidiary of Parent (“Merger Sub”) for $37.00 in cash for each share of common stock outstanding. The Merger Agreement provides for the acquisition of the Company by Parent by means of a merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

The closing of the Merger is subject to customary closing conditions, including: (1) adoption of the Merger Agreement by the Company’s stockholders; (2) absence of any law or order prohibiting the consummation of the Merger; and (3) expiration or termination of the applicable Hart-Scott-Rodino waiting period and receipt of certain other regulatory approvals.

Refer to the Form 8-K filed by the Company with the Securities and Exchange Commission on May 1, 2012 for additional information.

3. Recent Accounting Standards

In June 2011, the FASB issued Accounting Standards Update 2011 - 05, “Presentation of Comprehensive Income” (“ASU 2011 - 05”), which provides guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011 – 05 was adopted by the Company in the three months ended May 31, 2012. The adoption of ASU 2011 - 05 did not have a material effect on the consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011 - 04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011 - 04”), which provides additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. ASU 2011 – 04 was adopted by the Company in the three months ended May 31, 2012. The adoption of ASU 2011 - 04 did not have a material effect on the consolidated financial statements.

4. Fair Value Measurements

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

The following tables present the recurring fair value measurements within the three levels of fair value hierarchy under U.S. GAAP of the Company’s financial assets, including investments, cash surrender value of life insurance policies, cash equivalents, non-financial liabilities, and contingent consideration (in thousands):

	May 31, 2012
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Auction rate securities	$25,605	$-	$450	$25,155
Money market funds	48,155	48,155	-	-
Other assets-cash surrender value	1,652	-	1,652	-
Total Assets	$75,412	$48,155	$2,102	$25,155

Liabilities:
Contingent consideration	$2,040	$-	$-	$2,040
Total Liabilities	$2,040	$-	$-	$2,040

	Febraury 29, 2012
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Auction rate securities	$25,680	$-	$-	$25,680
Money market funds	16,833	16,833	-	-
Other assets-cash surrender value	1,650	-	1,650	-
Total Assets	$44,163	$16,833	$1,650	$25,680

Liabilities:
Contingent consideration	$4,251	$-	$-	$4,251
Total Liabilities	$4,251	$-	$-	$4,251

The Company groups money market funds using a Level 1 valuation because market prices were readily available. Level 2 financial assets and liabilities represent the fair value of cash surrender value of life insurance and those auction rate securities that were liquidated at par subsequent to May 31, 2012.

The assets grouped for Level 3 valuation included auction rate securities consisting of AAA rated securities mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1. Level 3 liabilities consist of contingent consideration from acquisitions. See Note 17 — Commitments and Contingencies, for further discussion on contingent consideration arrangements, including fair value disclosures.

The fair value of financial instruments that lack significant observable inputs are classified as Level 3. However, the fair value determination for Level 3 financial instruments may consider some observable market inputs.

The following table presents the changes of the Company’s major classes of assets and liabilities measured at fair value using Level 3 inputs (in thousands):

Assets:	Three Months Ended May 31, 2012
Balance at beginning of period	$25,680
Transfers out to Level 2 (Auction Rate Securities with market inputs)	(450)
Unrealized losses included in accumulated other comprehensive income	(75)
Balance as of May 31, 2012	$25,155

Liabilities:
Balance at beginning of period	$4,251
Level 3 liabilities settled	(1,410)
Gains included in earnings	(801)
Balance as of May 31, 2012	$2,040

The following tables summarize the composition of the Company’s investments (in thousands):

				Classification on Balance Sheet
May 31, 2012	Cost	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Long-Term Investments
Auction rate securities	$27,775	$(2,170)	$25,605	$-	$25,605
Money market funds	48,155	-	48,155	48,155	-
	$75,930	$(2,170)	$73,760	$48,155	$25,605

				Classification on Balance Sheet
February 29, 2012	Cost	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Long-Term Investments
Auction rate securities	$27,775	$(2,095)	$25,680	$-	$25,680
Money market funds	16,834	-	16,834	16,834	-
	$44,609	$(2,095)	$42,514	$16,834	$25,680

The Company classifies all marketable debt and equity securities with remaining contractual maturities of greater than one year as long-term investments. As of May 31, 2012 the Company held approximately $25.6 million of investments in auction rate securities (net of $2.2 million in gross unrealized losses) with maturities ranging from 9 years to 29 years, all classified as available-for-sale. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of May 31, 2012, all of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies.

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

As a result, as of May 31, 2012, the Company recorded an estimated cumulative unrealized loss of $2.1 million (net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuer. Further, the auction rate securities held by the Company are AAA rated, and the Company considers the credit risk to be negligible. The Company continues to liquidate investments in auction rate securities as opportunities arise. There were no liquidations of auction rate securities during  the three month period ended May 31, 2012. Subsequent to May 31, 2012, approximately $0.5 million in auction rate securities were liquidated at par.

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

5. Accumulated Other Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income were as follows (in thousands):

	May 31, 2012	February 29, 2012
Unrealized losses on investments, net of tax	$(2,121)	$(2,046)
Foreign currency translation	4,516	8,340
Minimum pension liability adjustment, net of tax	(810)	(810)
Accumulated other comprehensive income	$1,585	$5,484

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

The shares used in calculating basic and diluted net income per share for the condensed consolidated statements of operations included within this report are reconciled as follows (in thousands):

	Three Months Ended May 31,
	2012	2011
Weighted average shares outstanding for basic net income per share	22,522	23,059
Dilutive effect of stock options and restricted stock units	-	498
Weighted average shares outstanding for diluted net income per share	22,522	23,557

The dilutive net income per common share excludes certain awards since the effect of including these awards would have been anti-dilutive as follows (in thousands):

	Three Months Ended May 31,
	2012	2011
Anti-dilutive awards	3,393	1,500

7. Business Combinations

BridgeCo

On May 19, 2011 SMSC completed the acquisition of BridgeCo, Inc. (“BridgeCo”), a leader in wireless networked audio technologies for $41.0 million in cash (net of cash acquired). BridgeCo's JukeBlox(TM) technology connects tablets, smartphones, PCs, Macs and other consumer electronics products by enabling consumers to access their local or cloud-based music library from any device and from any room in the home. Its JukeBlox software platform, with integrated WiFi® support, enables music streaming to virtually all home audio equipment including home theater systems, A/V receivers, radios, wireless speakers and portable music player docking stations. BridgeCo's technology has been adopted by some of the largest consumer electronics brands in the world including Pioneer, Philips, Denon, Marantz, JBL, B&W and Harmon/Kardon. The operations of BridgeCo have been included in the Company’s consolidated results of operations as of the acquisition date. Refer to the Fiscal 2012 Form 10-K for additional information related to this acquisition.

The following unaudited pro forma financial information presents the combined operating results of SMSC and BridgeCo as if the acquisition had occurred as of the beginning of the comparative prior annual reporting period only. The unaudited pro forma financial information for the three month period ended May 31, 2012 is not necessary as the BridgeCo results were included in the SMSC results for the entire period. Pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only.  The unaudited pro forma financial information is not intended to present or be indicative of the Company’s consolidated financial results that would have been reported had the business combination been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future consolidated results of operations.

Pro forma financial information is presented in the following table (in thousands):

Three Months Ended May 31, 2011
(Unaudited)
Sales and revenues	$106,492
Net income	$3,899

8. Building Sale

On August 16, 2011, the Company entered into an Assignment and Assumption of Lease Agreement (the “Agreement”) with Rep 80 Arkay Drive, LLC (“Rep 80”), to assign its interest in its corporate headquarters at 80 Arkay Drive, Hauppauge New York 11788 (“the Premises”) to Rep 80 pursuant to a sale/leaseback transaction (the “Transaction”).  The Transaction closed on March 14, 2012.

At the closing of the Transaction, the Company assigned its interest in the Premises to Rep 80 for $18,000,000.  In connection with the Transaction, the Company provided purchase money financing to Rep 80 (the “Loan”).  The Loan is evidenced by a note from Rep 80 for the benefit of the Company in the principal amount of $16,200,000 payable in five years at 5% interest on a monthly basis.  As security for the note, Rep 80 delivered to the Company a mortgage in the principal amount of $16,200,000 encumbering the Premises.  Rep 80 also delivered an assignment of leases and rents with respect to all leases and rents at the Premises. As further security for the note, three principals of Rep 80 each executed a limited guaranty in favor of the Company.

At the closing, the Company entered into three leases with Rep 80:

•	A six month triple net lease for approximately 78,000 square feet of the Premises,
•	A fifteen year triple net lease for approximately 112,000 square feet of the Premises, and
•	A fifteen year gross lease for approximately 10,000 square feet of the Premises.

The Agreement and Leases contains customary representations, warranties and covenants of Rep 80 and SMSC.

As of May 31, 2012, the future minimum lease payments under the above mentioned leases are as follows (in thousands):

	Total	Within 1 Year	Between 1 and 3 Years	Between 3 and 5 Years	Therafter

Minimum Lease Payments	$24,062	$1,540	$2,735	$2,902	$16,885

The Transaction does not qualify for sale treatment and will be accounted for utilizing the deposit method of accounting. Under the deposit method, the Company does not initially record a profit or loss on the sale or a note receivable. The Company continues to carry the property as an asset on its financial statements and will recognize lease payments (as mentioned above) and interest payments received by Rep 80 as a deposit liability. Additionally, the interest payments received by Rep 80 will first be recorded as an offset to property tax charges with the excess recorded through the deposit liability.

9. Investments

Long-term investments consist of AAA rated auction rate securities (most of which are backed by the U.S. Federal or state and municipal government guarantees) held as available-for-sale investments. As of November 30, 2007 and prior period-end dates, investments in auction rate securities were classified as short-term in nature. In the fourth quarter of fiscal 2008, such investments became subject to adverse market conditions, and the liquidity typically associated with the financial markets for such instruments became restricted as auctions began to fail. Given the circumstances, these securities were subsequently classified as long-term (or short-term if stated maturity dates were within one year of the reported balance sheet date), reflecting the restrictions on liquidity and the Company’s intent to hold until maturity (or until such time as the principal investment could be recovered through other means, such as issuer calls and redemptions). See Note 4 — Fair Value for further discussion on related issues and matters, including fair valuation.

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

10. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill by reporting unit consists of the following (in thousands):

	Analog/Mixed Signal	Wireless	AIS	Total

Gross balance, February 29, 2012	$33,453	$61,739	$71,541	$166,733
Accumulated impairment losses	-	-	(52,300)	(52,300)
Balance, beginning of period	33,453	61,739	19,241	114,433
Foreign exchange rate impact	(158)	(932)	(293)	(1,383)
Gross balance, end of period	33,295	60,807	71,248	165,350
Accumulated impairment losses	-	-	(52,300)	(52,300)
Balance, May 31, 2012	$33,295	$60,807	$18,948	$113,050

The Company’s intangible assets consisted of the following (in thousands):

	As of May 31, 2012		As of February 29, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Purchased technologies	$53,674	$39,702	$55,219	$39,138
Customer relationships and contracts	19,085	12,827	19,951	12,908
Other	2,776	1,035	2,118	997
Total – finite-lived intangible assets	75,535	53,564	77,288	53,043
Trademarks and trade names	5,989	-	6,342	-
	$81,524	$53,564	$83,630	$53,043

Purchased technologies have been assigned estimated useful lives of between one and nine years, with a weighted-average useful life of approximately seven years. Customer relationships and contracts have been assigned useful lives of between one and fifteen years, with a weighted-average useful life of approximately eight years. Certain trade names related to the acquired businesses are amortized over a period of one year and included as other in the table above.

Total amortization expense recorded for finite-lived intangible assets using straight-line amortization was as follows (in thousands):

	Three Months Ended May 31,
	2012	2011
Amortization expense	$2,468	$2,391

Estimated future finite-lived intangible asset amortization expense is as follows (in thousands):

Period	Amount
Remainder of Fiscal 2013	$6,847
Fiscal 2014	4,313
Fiscal 2015	3,823
Fiscal 2016	3,148
Fiscal 2017	1,541
Fiscal 2018 and thereafter	2,299
$21,971

11. Other Balance Sheet Data

Other balance sheet data is as follows (in thousands):

	May 31,	Febuary 29,
	2012	2012
Inventories:
Raw materials	$1,919	$2,346
Work-in-process	11,970	9,969
Finished goods	23,734	24,307
	$37,623	$36,622
Property, plant and equipment:
Land	$578	$578
Buildings and improvements	36,915	37,145
Machinery and equipment	147,012	144,416
	184,505	182,139
Less: Accumulated depreciation and amortization	(122,442)	(117,716)
	$62,063	$64,423
Accrued expenses, income taxes and other liabilities:
Employee compensation, incentives and benefits	$15,493	$14,544
Stock appreciation rights	40,482	23,300
Supplier financing – current	5,314	6,113
Restructuring charges (see Note 15)	483	728
Accrued rent obligations	2,574	2,643
Income taxes payable	1,709	1,297
Accrued contingent consideration	2,040	4,251
Other	11,114	8,616
	$79,209	$61,492
Other liabilities:
Retirement benefits	$8,057	$8,110
Income taxes	8,666	8,778
Supplier financing – non-current	2,297	3,381
Other	1,520	732
	$20,540	$21,001

12. Deferred Income from Distribution

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

Deferred income on shipments to distributors consists of the following (in thousands):

	May 31, 2012	February 29, 2012

Deferred revenue	$27,367	$26,488
Deferred cost of goods sold	(5,234)	(4,759)
Provisions for sales returns	749	589
Advances to distributors for price allowances	(4,223)	(3,869)
	$18,659	$18,449

13. Other (Expense) Income, Net

The components of the Company’s other expense, net consisted of the following (in thousands):

	Three Months Ended May 31,
	2012	2011
Unrealized and realized foreign currency (losses) income	$(33)	$140
Loss on disposal of property, plant and equipment	-	(10)
Other miscellaneous (expense) income, net	(37)	12
	$(70)	$142

14. Income Taxes

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

The provision for income taxes for the three months ended May 31, 2012 was a benefit of $2.1 million on pre-tax loss of $19.2 million, which represents an effective tax rate of 10.8%.  The effective tax rate is lower than the U.S. federal statutory rate of 35%, primarily due to the level and mix of income and losses by jurisdiction.  The Company recorded an income tax benefit on losses from domestic operations, which was partially offset by a tax provision on income from certain foreign operations taxed at rates lower than the U.S. federal statutory tax rate.

The provision for income taxes for the three-month period ended May 31, 2011 was a provision of $1.7 million on pretax income of $7.9 million, which represents an effective income tax rate of 21.7%. The effective tax rate is lower than the U.S. federal statutory rate of 35%, primarily due to the level and mix of income and losses by jurisdiction. The Company recorded an income tax provision on income from domestic operations, and on income from certain foreign operations taxed at rates lower than the U.S. federal statutory tax rate; however no income tax benefit was recognized on losses incurred by certain foreign operations due to valuation allowances.  The Company recorded tax benefit related to a change in the effective rate for state deferred tax assets and liabilities and   tax benefits arising from qualified research and experimentation activities.

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

The Company has unrecognized tax benefits of $7.6 million and $7.8 million (excluding interest and penalties) as of May 31, 2012 and February 29, 2012, respectively.  The accrued liabilities for interest and penalties were $0.9 million and $1.0 million at May 31, 2012 and February 29, 2012, respectively.  Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of May 31, 2012 and February 29, 2012, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate were approximately $8.5 million and $8.8 million, respectively.  The Company regularly assesses the adequacy of the provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  Further, the Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at May 31, 2012 could decrease by approximately $0.6 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation.  Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes including the need for additional valuation allowances, and the recognition of tax benefits.  The Company’s income tax returns are subject to ongoing tax examinations in several jurisdictions in which the Company operates.  The Company also believes that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2009 (in the case of certain foreign tax returns, calendar year 2007).

15. Restructuring

During the fourth quarter of fiscal 2012 the Company initiated a plan to reduce certain operating expenses. As a result approximately 60 positions worldwide were eliminated as part of the plan to reduce operating expenses by approximately $6 to $7 million on an annual basis. These actions resulted in a severance charge of $1.5 million in fiscal year 2012. The Company expects these cost reduction activities and cash payments to be completed during fiscal 2013.

During the second quarter of fiscal 2012 the Company reorganized certain engineering groups resulting in severance charges of $0.4 million. The Company expects the remaining cash payments on these obligations to be completed during fiscal 2013.

During the fourth quarter of fiscal 2011 the Company initiated a plan to reduce costs and investments in certain businesses.  As a result, approximately 80 positions worldwide, including approximately 50 positions at its subsidiary in Shenzhen China, were eliminated as part of the plan to substantially reduce investment in storage solutions acquired as part of the Symwave acquisition. The remaining positions eliminated consist of certain administrative positions, certain positions in its subsidiary in Canada as part of its plan to converge the wireless audio products roadmap from the Kleer and STS acquisitions and to rationalize worldwide resources working on wireless audio products, and certain engineering positions. These actions resulted in a severance charge of $3.5 million in fiscal year 2011. The Company expects these cost reduction activities and cash payments to be completed during fiscal 2013.

In the second quarter of fiscal 2011, the Company initiated a restructuring plan for severance and termination benefits for 9 employees. These actions resulted in a severance charge of $0.3 million in fiscal year 2011. The Company expects these cost reduction activities and cash payments to be completed during fiscal 2013.

The following tables summarize the activity related to the accrual for restructuring charges (in thousands):

	Balance as of March 1, 2012	Severance & Benefits Charges	Assets Impairment	Payments	Balance as of May 31, 2012
Q2 Fiscal 2011 Restructuring Plan	37	-	-	-	37
Q4 Fiscal 2011 Restructuring Plan	71	(4)	-	(41)	26
Q2 Fiscal 2012 Restructuring Plan	50	-	-	-	50
Q4 Fiscal 2012 Restructuring Plan	571	11	-	(212)	370
	$729	$7	$-	$(253)	$483

	Balance as of March 1, 2011	Severance & Benefits Charges	Assets Impairment	Payments	Balance as of February 29, 2012
Q4 Fiscal 2009 Restructuring Plan	$2	$-	$-	$(2)	$-
Q2 Fiscal 2010 Restructuring Plan	15	(15)	-	-	-
Q4 Fiscal 2010 Restructuring Plan	27	-	-	(27)	-
Q2 Fiscal 2011 Restructuring Plan	348	(83)	-	(228)	37
Q4 Fiscal 2011 Restructuring Plan	2,429	82	73	(2,513)	71
Q2 Fiscal 2012 Restructuring Plan	-	418	-	(368)	50
Q4 Fiscal 2012 Restructuring Plan	-	1,498	-	(927)	571
	$2,821	$1,900	$73	$(4,065)	$729

16. Benefit and Incentive Plans

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

The following table sets forth the components of the consolidated net periodic pension expense (in thousands):

	Three Months Ended May 31,
	2012	2011

Service cost – benefits earned during the period	$20	$79
Interest cost on projected benefit obligations	86	91
Net periodic pension expense	$106	$170

The following table sets forth the amounts (gross, before tax) recognized in accumulated other comprehensive income (in thousands):

	As of May 31, 2012	As of February 29, 2012

Transition obligation	$-	$-
Net actuarial income	1,327	1,320
Total amount recognized in accumulated other comprehensive income	$1,327	$1,320

Annual benefit payments under these plans are expected to be approximately $0.7 million in fiscal 2013, to be funded as general corporate obligations with available cash and cash equivalents.

Employee Stock Purchase Plan

Effective November 1, 2010, the Company’s shareholders approved the 2010 Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of up to 1,100,000 shares of common stock to eligible employees. The Purchase Plan provides for eligible employees to purchase whole shares of common stock at a price of 85% of the lesser of: (a) the fair market value of a share of common stock on the first date of the purchase period or (b) the fair market value of a share of common stock on the last date of the purchase period. During the three months ended May 31, 2012, the Company issued 56,174 shares under the Purchase Plan. The Purchase Plan was terminated effective May 21, 2012.

17. Commitments and Contingencies

Contingent Consideration — BridgeCo Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price of the BridgeCo acquisition on May 19, 2011 at the estimated fair value of $8.8 million. The contingent consideration arrangement provides for potential earnout payments of up to $5.0 million in 2012 and up to $22.5 million in 2013 to the former BridgeCo shareholders, depending on BridgeCo's achievement of certain revenue goals in calendar years 2011 and 2012. The earnout payment for calendar year 2011 was achieved at 100% and paid in the fourth quarter of fiscal 2012. The calendar year 2012 liability has been revalued to $2.0 million as of May 31, 2012 based on the likelihood of achieving the performance goals.

Contingent Consideration — K2L Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of K2L. The maximum amount of contingent consideration that can be earned by the sellers is 2.1 million Euros. Fifty percent of the contingent consideration was earned in calendar year 2010 and fifty percent was earned in 2011 based on the level of achievement of revenue as set forth in the purchase agreement. On March 31, 2011, 1.05 million Euros in stock and cash was paid to the former owners of K2L for calendar year 2010 performance targets. On March 31, 2012, 1.05 million Euros in cash and stock was paid to the former owners of K2L for calendar year 2011 performance targets. There are no further contingent consideration amounts due with respect to K2L.

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

18. Supplemental Cash Flow Disclosures

The information below summarizes the Company’s supplemental cash flow disclosures (in thousands):

	Three months ended May 31,
	2012	2011
Design tools acquired under supplier financing	$2,383	$664
Cash payments made - federal, state, and foreign income taxes	$253	$115

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

Description of Business

SMSC is a leading global designer of Smart Mixed-Signal Connectivity™ solutions. Its mission is to create solutions that enable customers to develop differentiated, content rich systems while generating attractive returns for its shareholders and employees.  SMSC’s expertise in analog and mixed-signal processing is applied across a broad set of technologies including Media Oriented Systems Transport (MOST®), wireless audio, USB and Ethernet as well as embedded control, capacitive sensing and thermal management. SMSC’s silicon-based integrated circuits, firmware and systems software are incorporated by a global customer base in end products in the Automotive, Consumer Electronics, Personal Computing (“PC”), and Industrial markets. The Company’s expertise in developing application-specific technologies, each designed to connect, network or monitor systems, allows SMSC to design multi-functional products that address market requirements for on-the-go and embedded consumer and business applications. Most of the Company’s products are unique designs that serve industry leaders across the globe by providing highly integrated solutions that serve their requirements.

SMSC has operations in the United States, Canada, Germany, Bulgaria, India, Japan, Hong Kong, China, Korea, Singapore and Taiwan. Major engineering design centers are located in: Arizona, New York and Texas in the United States; Ottawa, Canada; Chennai and Bangalore, India; Karlsruhe and Pforzheim, Germany; and Sofia, Bulgaria.

Acquisition by Microchip

On May 1, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Microchip Technology Incorporated (“Microchip”) and Microchip Technology Management Co. a wholly owned subsidiary of Microchip (“Merger Sub”) for $37.00 in cash for each share of common stock outstanding. The Merger Agreement provides for the acquisition of SMSC by Microchip by means of a merger of Merger Sub with and into SMSC (the “Merger”), with SMSC surviving the Merger as a wholly owned subsidiary of Microchip.

The closing of the Merger is subject to customary closing conditions, including: (1) adoption of the Merger Agreement by the Company’s stockholders; (2) absence of any law or order prohibiting the consummation of the Merger; and (3) expiration or termination of the applicable Hart-Scott-Rodino waiting period and receipt of certain other regulatory approvals.

Refer to the Form 8-K filed by the Company with the Securities and Exchange Commission on May 1, 2012 for additional information.

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

Information regarding SMSC’s critical accounting policies and estimates appear within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, as filed with the SEC on April 23, 2012. During the three month period ended May 31, 2012, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies.

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

Results of Operations

Overview

The Company’s stock compensation expense is sensitive to changes in the common stock market price.  While all of the Company’s stock-based compensation instruments are affected by market price changes, the Company’s Stock Appreciation Rights (“SARs”) have the most significant impact on the results of operations because as liability-based awards they are marked to market each reporting period with the resulting change in value charged to operating income. The following table summarizes the stock-based compensation expense for stock options, restricted stock awards, restricted stock units, employee stock purchase plan shares and stock appreciation rights included in the results of operations (in thousands):

	Three Months Ended May 31,
	2012	2011
Costs of goods sold	$2,158	$324
Research and development	7,242	1,054
Selling, general and administrative	18,601	2,037
Stock-based compensation expense, before income taxes	$28,001	$3,415

The increase in stock-based compensation is mainly driven by the SARs due to the fluctuations in the Company’s common stock market price during the three month period ended May 31, 2012 as compared to the same prior year period. SARs expense increased $24.1 million in the three months ended May 31, 2012 as compared to the same prior year period.

Sales and revenues, gross profit, income from operations, and net income were as follows (in thousands):

	For the Three Months Ended May 31,
	2012	2011	Inc./Dec. $	Inc./Dec. %
Sales and revenues	$103,078	$103,495	$(417)	-0.4%
Gross profit	$56,176	$55,785	$391	0.7%
Gross profit as percentage of sales and revenues	54.5%	53.9%
Operating (loss) income	$(19,188)	$7,669	$(26,857)	N/M	*
Operating (loss) income as percentage of sales and revenues	-18.6%	7.4%
Net loss income	$(17,163)	$6,177	$(23,340)	N/M	*
*N/M – Not meaningful

Sales and revenues for the three month period ended May 31, 2012 decreased primarily due to lower revenue in the PC and industrial end markets, partially offset by incremental sales from the acquisition of BridgeCo. Inc. (“BridgeCo”) and improved Automotive sales.

Gross profit increased in the three month period ended May 31, 2012 mainly due to a shift in product mix towards higher margin products, partially offset by an increase in stock compensation expenses associated with SARs.

The period over period decrease in operating income and net income is primarily attributable to higher stock-based compensation expenses and an increase in legal and consulting fees as a result of the Microchip acquisition.

Sales and Revenues

Sales and revenues by end market were as follows (in thousands):

	For the Three Months Ended May 31,
	2012	2011	Inc./Dec. $	Inc./Dec. %
PCs	$28,917	$37,178	$(8,261)	-22.2%
Consumer electronics	37,564	28,062	9,502	33.9%
Industrial & other	16,025	18,944	(2,919)	-15.4%
Automotive	20,572	19,311	1,261	6.5%
Total	$103,078	$103,495	$(417)	-0.4%

Sales and revenues by reporting unit were as follows (in thousands):

	For the Three Months Ended May 31,
	2012	2011	Inc./Dec. $	Inc./Dec. %
Analog / Mixed Signal	$69,689	$79,767	$(10,078)	-12.6%
Automotive	20,522	18,868	1,654	8.8%
Wireless	12,867	4,860	8,007	164.8%
	$103,078	$103,495	$(417)	-0.4%

The PCs and industrial end markets continue to be impacted by negative global macroeconomic conditions resulting in reduced sales in the Analog/Mixed Signal reporting unit. Consumer electronics benefitted from the acquisitions of BridgeCo which contributed $8.7 million to the period over period improvement in the three months ended May 31, 2012.  Automotive sales and revenues increased due to continued strong demand from automotive based customers.

Gross profit, operating expenses and income from operations were as follows (in thousands):

	For the Three Months Ended May 31,
	2012	2011	Inc./Dec. $	Inc./Dec. %
Gross profit on sales and revenues	$56,176	$55,785	$391	0.7%
Gross profit as percentage of sales and revenues	54.5%	53.9%
Operating expenses:
Research and development	31,956	24,527	7,429	30.3%
Selling, general and administrative	44,202	23,229	20,973	90.3%
Restructuring charges	7	343	(336)	N/M	*
Revaluation of contingent considerations	(801)	17	(818)	N/M	*
(Loss) income from operations	$(19,188)	$7,669	$(26,857)	N/M	*
*N/M – Not meaningful

Gross Profit

Gross profit and gross profit as a percentage of sales increased in the three month period ended May 31, 2012 primarily due to a shift in product mix towards higher margin products, partially offset by an increase in stock compensation expenses associated with the Company’s SARs.

Research and Development Expenses (“R&D”)

The increase in R&D expenses in the three month period ended May 31, 2012 was primarily due to an increase in stock-based compensation expenses of $6.2 million, design tool depreciation of $0.7 associated with the acquisition of BridgeCo and consulting fees of $0.6 million.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses increased in the three month period ended May 31, 2012 compared to the same prior year period primarily due to increases in stock-based compensation expenses of $16.6 million and consulting and legal fees of $3.9 million mainly associated with the Microchip acquisition.

Restructuring Charges

Restructuring charges were as follows (in thousands):

	For the Three Months Ended May 31,
	2012	2011

Employee Severance and Benefits Charges	$7	$270
Asset Impairment Charges	-	73
	$7	$343

Restructuring charges of $0.3 million were incurred in the three month period ended May 31, 2011, relating to a restructuring plan initiated in the fourth quarter of fiscal 2011 in connection with a plan to reduce costs and investments in certain businesses and converge the wireless audio products roadmap from the Kleer and STS acquisitions.

Revaluation of Contingent Acquisition Liabilities

The Company recorded liabilities for contingent consideration as part of the purchase price for the acquisition of BridgeCo. The payment of contingent consideration is based upon the achievement of certain financial results over specified time periods post-acquisition. The Company performs a quarterly revaluation of contingent consideration and records any changes in estimated payments and accretion expense as a component of operating income. A $0.8 million gain was recorded in the three-month period ending May 31, 2012 due to a decrease in forecasted financial results related to BridgeCo.

Interest and Other Income (Expense), Net

Interest and other income (expense) were as follows (in thousands):

	For the Three Months Ended May 31,
	2012	2011
Interest income	$40	$118
Interest expense	(28)	(38)
Other (expense) income, net	(70)	142
	$(58)	$222

Interest income decreased primarily due to reduced investment in auction rate securities, as the Company continues to liquidate its positions as opportunities arise. Funds from liquidated auction rate securities investments as well as funds generated through operating activities are currently being invested in high grade money market accounts, at lower average rates of return.

Other (expenses) income, net, primarily consists of realized and unrealized foreign exchange losses and gains on net U.S. dollar monetary assets held by the Company’s foreign affiliates.

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

The provision for income taxes for the three months ended May 31, 2012 was a benefit of $2.1 million on pre-tax loss of $19.2 million, which represents an effective tax rate of 10.8%.  The effective tax rate is lower than the U.S. federal statutory rate of 35%, primarily due to the level and mix of income and losses by jurisdiction.  The Company recorded an income tax benefit on losses from domestic operations, which was partially offset by a tax provision on income from certain foreign operations taxed at rates lower than the U.S. federal statutory tax rate.

The provision for income taxes for the three-month period ended May 31, 2011 was a provision of $1.7 million on pre-tax income of $7.9 million, which represents an effective income tax rate of 21.7%. The effective tax rate is lower than the U.S. federal statutory rate of 35%, primarily due to the level and mix of income and losses by jurisdiction. The Company recorded an income tax provision on income from domestic operations, and on income from certain foreign operations taxed at rates lower than the U.S. federal statutory tax rate; however no income tax benefit was recognized on losses incurred by certain foreign operations due to valuation allowances.  The Company recorded a tax benefit related to a change in the effective rate for state deferred tax assets and liabilities and   tax benefits arising from qualified research and experimentation activities.

Business Outlook

The future results of operations and other matters comprising the subject of forward-looking statements contained in this Form 10-Q, included within this MD&A, involve a number of risks and uncertainties — in particular, current economic uncertainty, including tight credit markets, as well as future economic conditions, our goals and strategies, new product introductions, plans to cultivate new businesses, divestitures or investments, revenue, pricing, gross margin and costs, capital spending, depreciation, R&D expense levels, selling, general and administrative expense levels, potential impairment of investments, our effective tax rate, pending legal proceedings, ability to realize the benefits of recent acquisitions, and other operating parameters. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ materially from our expectations. See the risks described in Part II — Item 1.A. — Risk Factors.

The Company achieved record revenue levels in fiscal 2012 and saw strength in the automotive and consumer electronics end markets. In the second quarter of fiscal 2013, we expect that the PC market will improve modestly, with stronger growth in the automotive and consumer electronics end markets. Design win activity remains healthy.

Liquidity & Capital Resources

The Company currently finances its operations through a combination of existing working capital resources and cash generated by operations. The Company has no bank debt and may consider utilizing available cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

The Company expects that its cash, cash equivalents and cash flows from operations will be sufficient to finance the Company’s operating and capital requirements for the next twelve months.

Cash Flow

(in thousands)	For the Three Months Ended May 31,
	2012	2011

Cash flows from operating activities:
Net (loss) income	$(17,163)	$6,177
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net:	24,135	22,831
Changes in operating assets and liabilities, net of effects of business acquisitions:	(1,475)	(30,706)

Net cash provided by (used in) operating activities	5,497	(1,698)
Cash flows from investing activities:
Net cash used in investing activities	(2,560)	(43,823)
Cash flows from financing activities:
Net cash provided by financing activities	13,230	309

Effect of foreign exchange rate changes on cash and cash equivalents	(1,397)	754
Net increase (decrease) in cash and cash equivalents	$14,770	$(44,458)

The increase in operating cash flows was primarily related to the timing of payments of accounts payable, accrued expenses and other liabilities and a decrease in cash used for inventory. The positive cash flow impact of the aforementioned was partially offset by a reduction in cash provided by deferred income from distribution.

The decrease in cash used in investing activities was primarily related to the $41.0 million used for the acquisition of BridgeCo (including extinguishment of debt, net of cash acquired) in the three months ended May 31, 2011.

The increase in cash provided by financing activities was primarily related to a $13.7 million increase in proceeds from the exercise of stock options.

Working Capital

The Company’s current assets and liabilities and net working capital were as follows (in thousands):

	May 31, 2012	February 29, 2012	Inc./Dec. $	Inc./Dec. %

Current assets:
Cash and cash equivalents	$161,824	$147,054	$14,770	10.0%
Accounts receivable, net	60,399	50,986	9,413	18.5%
Inventories	37,623	36,622	1,001	2.7%
Deferred income taxes, net	19,610	15,773	3,837	24.3%
Other current assets	9,496	15,010	(5,514)	-36.7%
Total current assets	$288,952	$265,445	$23,507	8.9%

Current liabilities:
Accounts payable	$21,354	$18,677	$2,677	14.3%
Deferred income from distribution	18,659	18,449	210	1.1%
Accrued expenses, income taxes and other liabilities	79,209	61,492	17,717	28.8%
Total current liabilities	$119,222	$98,618	$20,604	20.9%
	$169,730	$166,827	$2,903	1.7%

The Company’s working capital remained relatively consistent period over period.

The Company’s total cash and cash equivalents increased primarily due to cash generated from operations and proceeds from the exercise of stock options.  Accounts receivable increased due to the increase in revenues in the three months ended May 31, 2012 compared to the three months ended February 29, 2012. Deferred income taxes, net increased due to an increase in U.S. temporary differences associated with stock-based compensation expenses. Other current assets decreased primarily due to a federal income tax refund received in the three months ended May 31, 2012. Accounts payable increased as a result of the increase in inventory combined with the timing of such purchases. Accrued expenses, income taxes and other liabilities increased due to increases in the SARs liability and incentive compensation accruals.  The SARs liability increased as a result of the increase in the Company’s common stock market price during three month period ended May 31, 2012.

As of May 31, 2012, the Company held approximately $75.4 million in financial instruments measured at fair value, including auction rate securities, money market funds and cash surrender value of life insurance policies. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that were, until February 2008, reset through a “Dutch auction” process. As of May 31, 2012, 100% of the Company’s auction rate securities were “AAA” rated by one or more of the major credit rating agencies, mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”), as well as auction rate preferred securities ($6.1 million at par) which are AAA rated and part of a closed end fund that must maintain an asset ratio of 2 to 1.

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

As a result, as of May 31, 2012, the Company recorded an estimated cumulative unrealized loss of $2.1 million (net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income within shareholders’ equity. The Company deemed the loss to be temporary because the Company does not plan to sell any of the auction rate securities prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuer. Further, the auction rate securities held by the Company are AAA rated. The Company continues to liquidate investments in auction rate securities as opportunities arise. There were no liquidations of auction rate securities during the three month period ended May 31, 2012. Subsequent to May 31, 2012, approximately $0.5 million in auction rate securities were liquidated at par.

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

Commitments and Contingencies

Contingent Consideration — BridgeCo Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price of the BridgeCo acquisition on May 19, 2011 at the estimated fair value of $8.8 million. The contingent consideration arrangement provides for potential earnout payments of up to $5.0 million in 2012 and up to $22.5 million in 2013 to the former BridgeCo shareholders, depending on BridgeCo's achievement of certain revenue goals in calendar years 2011 and 2012. The earnout payment for calendar year 2011 was achieved at 100% and paid in the fourth quarter of fiscal 2012. The calendar year 2012 liability has been revalued to $2.0 million as of May 31, 2012 based on the likelihood of achieving the performance goals.

Contingent Consideration — K2L Acquisition

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of K2L. The maximum amount of contingent consideration that can be earned by the sellers is 2.1 million Euros. Fifty percent of the contingent consideration was earned in calendar year 2010 and fifty percent was earned in 2011 based on the level of achievement of revenue as set forth in the purchase agreement. On March 31, 2011, 1.05 million Euros in stock and cash was paid to the former owners of K2L for calendar year 2010 performance targets. On March 31, 2012, 1.05 million Euros in cash and stock was paid to the former owners of K2L for calendar year 2011 performance targets. There are no further contingent consideration amounts due with respect to K2L.

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

As of May 31, 2012, the Company’s $25.6 million of long-term investments consisted primarily of investments in U.S. government agency backed AAA rated auction rate securities. From time to time, the Company has also held investments in corporate, government and municipal obligations with maturities of between three and twelve months at acquisition. Auction rate securities have long-term underlying maturities, but have interest rates that until February 2008 had been reset every 90 days or less at auction, at which time the securities could also typically be repurchased or sold.

In February 2008, the Company began to experience failed auctions on some of its auction rate securities. Based on the failure rate of these auctions, the frequency and extent of the failures, and due to the lack of liquidity in the current market for the auction rate securities, the Company determined that the estimated fair value of the auction rate securities no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of these investments as of May 31, 2012, and recorded an unrealized loss of $2.1 million, (net of tax) related to the temporary impairment of the auction rate securities, which is included in accumulated other comprehensive income within shareholders’ equity on the consolidated balance sheet.

Assuming all other assumptions disclosed in Part I — Item 1 — Financial Statements — Note 4 of this Report, being equal, an increase or decrease in the liquidity risk premium (i.e. the discount rate) of 100 basis points as used in the model would decrease or increase, respectively, the fair value of the auction rate securities by approximately $0.3 million. In addition, an increase or decrease in interest rates of 100 basis points would increase interest income in the three month period ended May 31, 2012 by $0.5 million or decrease interest income to a negligible amount.

Equity Price Risk — The Company is not exposed to any significant equity price risks at May 31, 2012.

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

The Company’s foreign subsidiaries purchase a significant amount of their products for resale in U.S. dollars, and from time to time have entered into forward exchange contracts to hedge against currency fluctuations associated with these product purchases. Gains or losses on these contracts are intended to offset the gains or losses recorded for statutory and U.S. GAAP purposes from the re-measurement of certain assets and liabilities from U.S. dollars into local currencies. No such contracts were executed during fiscal 2012, and there are no obligations under any such contracts as of May 31, 2012. However, the Company has purchased currencies from time to time throughout the current fiscal year in anticipation of more significant foreign currency transactions, in order to optimize effective rates associated with those settlements.

Operating activities in Europe include transactions conducted in both Euros and U.S. dollars. The Euro is the functional currency for the Company’s European subsidiaries. Losses recorded from the re-measurement of U.S. dollar denominated assets and liabilities into Euros were $0.1 million for the three month period ending May 31, 2012, compared to a negligible amount for the three month period ending May 31, 2011. Gains recorded from the re-measurement of U.S. dollar denominated assets and liabilities into Yen were negligible amounts for the three month periods ending May 31, 2012 and 2011.

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

Item 4. — Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of May 31, 2012, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

The risks and uncertainties described in the Company’s most recent Annual Report on Form 10-K, filed with the SEC as of April 23, 2012, are not the only risks facing the Company. Additional risks and uncertainties not presently known, currently deemed immaterial, or those otherwise discussed in this Quarterly Report on Form 10-Q may also affect the Company’s operations. Any of these risks, uncertainties, events or circumstances could cause the Company’s future financial condition, results of operations or cash flows to be adversely affected.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

(a) The Company issued 19,292 unregistered shares of its common stock at a cost of $0.5 million to the former shareholders of K2L on March 31, 2012 in connection with the K2L business combination. See Part I — Item 1. — Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 17 — Commitments and Contingencies for additional information regarding these business combinations. These issuances were exempt from registration under the Securities Act of 1933, as amended as a private placement under Section 4(2) of the Securities Act or as offshore transactions under regulations under the Securities Act of 1933.

(b) None.

(c) Issuer Purchases of Equity Securities.

In October 1998, the Company’s Board of Directors approved a common stock repurchase program, allowing the Company to repurchase up to one million shares of its common stock on the open market or in private transactions. The Board of Directors authorized the repurchase of additional shares in one million share increments in July 2000, July 2002, November 2007 and April 2008, and an additional two million shares in May 2011, bringing the total authorized repurchases to seven million shares as of May 31, 2012. As of May 31, 2012, the Company has repurchased approximately 5.8 million shares of its common stock at a cumulative cost of $131.2 million under this program. There was no share repurchase activity in the three months ended May 31, 2012.

The Company withheld 39,722 shares at a cost of $1.0 million in the three months ended May 31, 2012 as part of an ongoing program to fund employee tax withholdings required on restricted shares vesting each period.

Item 3. — Defaults Upon Senior Securities

None.

Item 4. — Mine Safety Disclosures

       None.

Item 5. — Other Information

None.

Item 6. — Exhibits

10.1	—
Agreement and Plan of Merger by and among Microchip Technology Incorporated, Microchip Technology Management Co. and Standard Microsystems Corporation dated as of May 1, 2012, incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on May 2, 2012.

10.2	—	Mortgage Loan Note to Standard Microsystems Corporation from Rep 80 Arkay Drive, LLC dated March 14, 2012, filed herewith.
10.3	—	Assignment of Leases and Rents dated March 14, 2012 from Rep 80 Arkay Drive, LLC to Standard Microsystems Corporation, filed herewith.
10.4	—	Mortgage and Security Agreement from Rep 80 Arkay Drive, LLC to Standard Microsystems Corporation dated March 14, 2012, filed herewith.
10.5	—	Guaranty of Recourse Carveouts dated March 14, 2012 by Gregg Rechler, Mitchell Rechler and Donald Rechler in favor of Standard Microsystems Corporation, filed herewith.
10.6	—	Lease Agreements between Rep 80 Arkay Drive, LLC and Standard Microsystems Corporation, filed herewith.
10.7*	—	Letter agreement with Dave Coller dated May 1, 2012, filed herewith.
31.1	—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Schema Document
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document
101.LAB	—	XBRL Taxonomy Label Linkbase Document
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document
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

(Signature)
Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: July 3, 2012

EXHIBIT INDEX

Exhibit No.		Description

10.1	—
Agreement and Plan of Merger by and among Microchip Technology Incorporated, Microchip Technology Management Co. and Standard Microsystems Corporation dated as of May 1, 2012, incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on May 2, 2012.

10.2	—	Mortgage Loan Note to Standard Microsystems Corporation from Rep 80 Arkay Drive, LLC dated March 14, 2012, filed herewith.
10.3	—	Assignment of Leases and Rents dated March 14, 2012 from Rep 80 Arkay Drive, LLC to Standard Microsystems Corporation, filed herewith.
10.4	—	Mortgage and Security Agreement from Rep 80 Arkay Drive, LLC to Standard Microsystems Corporation dated March 14, 2012, filed herewith.
10.5	—	Guaranty of Recourse Carveouts dated March 14, 2012 by Gregg Rechler, Mitchell Rechler and Donald Rechler in favor of Standard Microsystems Corporation, filed herewith.
10.6	—	Lease Agreements between Rep 80 Arkay Drive, LLC and Standard Microsystems Corporation, filed herewith.
10.7*	—	Letter agreement with Dave Coller dated May 1, 2012, filed herewith.
31.1	—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Schema Document
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document
101.LAB	—	XBRL Taxonomy Label Linkbase Document
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document
 *Indicates a management contract or compensatory plan or arrangement